Form 10-K
period 2015-12-31
Hercules Capital, Inc.
filed 2016-02-25
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 814-00702

Hercules Capital, Inc.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $808.7 million based upon a closing price of $11.55 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 22, 2016, there were 72,635,377 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

FORM 10-K

ANNUAL REPORT

Hercules Capital, Inc., our logo and other trademarks of Hercules Capital, Inc. are the property of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.). All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” ”Hercules,” “HTGC,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts on or after February 25, 2016 and “Hercules Technology Growth Capital, Inc.” and its wholly owned subsidiaries and its affiliated securitization trusts prior to February 25, 2016 unless the context otherwise requires.

PART I

Item 1.	Business

GENERAL

We are a specialty finance company focused on providing senior secured venture growth loans to high-growth, innovative venture capital-backed companies in a broadly diversified variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA and Hartford, CT.

Our goal is to be the leading structured debt financing provider for venture capital-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products. We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the sustainable and renewable technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the  Investment Company Act of 1940, as amended, or the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned small business investment companies, or SBICs. Our SBIC subsidiaries, Hercules Technology II, L.P., or HT II, and Hercules Technology III, L.P., or HT III, hold approximately $128.3 million and $310.8 million in assets, respectively, and accounted for approximately 7.6% and 18.5% of our total assets, respectively, prior to consolidation at December 31, 2015. As of December 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration, or SBA, guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. At December 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will typically be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the SBA and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “—Regulation as a Business Development Company—.”

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and, to a lesser extent, in foreign companies.

Effective January 1, 2006, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements. As an investment company, we follow accounting and reporting guidance as set forth in Topic 946 of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”).

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA, and Hartford, CT. We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in structured debt with warrants in technology- related companies for the following reasons:

•	technology-related companies have generally been underserved by traditional lending sources;
•	unfulfilled demand exists for structured debt financing to technology-related companies due to the complexity of evaluating risk in these investments; and
•	structured debt with warrants products are less dilutive and complement equity financing from venture capital and private equity funds.

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

We believe that demand for structured debt financing is currently underserved. The venture capital market for the technology-related companies in which we invest has been active. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

Structured Debt with Warrants Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that technology-related companies and their financial sponsors will continue to view structured debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our structured debt with warrants product provides access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many technology-related companies at all stages of development target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period sometimes required prior to liquidity events.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 335 technology-related companies, representing over $5.7 billion in commitments from inception to December 31, 2015, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities, security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (“SQL”) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2015, our proprietary SQL-based database system included approximately 45,000 technology-related companies and approximately 9,200 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $12.0 million to $25.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 13.0% as of December 31, 2015. As of December 31, 2015, approximately 93.7% of our loans were at floating rates or floating rates with a floor and 6.3% of the loans were at fixed rates.

In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual payment-in-kind (“PIK”) interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

In addition, the majority of our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities that are considered original issue discounts (“OID”) to our loans and are designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between two and seven years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate between Prime or LIBOR and approximately 13.0% and may include an additional end-of-term payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from Prime or LIBOR plus a spread with a floor, generally maturing in one to three years, and typically secured by accounts receivable and/or inventory.

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts up to $3.0 million but may be up to $15.0 million, carry a contractual interest rate between Prime and Prime plus 9.0%, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2015, we held warrant and equity-related securities in 150 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Structured Debt with Warrants	Senior Debt	Equipment Loans	Equity-Related Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Long-term, ranging from 2 to 7 years, with an average of 3 years	Usually under 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior secured, either first out or last out, or second lien	Senior / First lien	Secured only by underlying equipment	None/unsecured
Covenants	Less restrictive; mostly financial	Generally borrowing base and financial	None	None
Risk Tolerance	Medium / High	Low	High	High
Coupon/Dividend	Cash pay - fixed and floating rate; PIK in limited cases	Cash pay - fixed or floating rate	Cash pay - fixed or floating rate and may include PIK	Generally none
Customization or Flexibility	More flexible	Little to none	Little to none	Flexible
Equity Dilution	Low to medium	None to low	Low	High

 Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2015, approximately 63.0% of the fair value of our portfolio was composed of investments in four industries: 23.7% was composed of investments in the drug discovery and development industry, 13.7% was composed of investments in the drug delivery industry, 13.3% was composed of investments in the sustainable and renewable technology industry and 12.3% was composed of investments in the software industry.

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

Operating Plan. We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that in addition to having sufficient capital to support leverage, it has an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt for an additional six to twelve months subject to market conditions.

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

Covenants. Our investments may include one or more of the following covenants: cross-default; material adverse change provisions; requirements that the portfolio company provide periodic financial reports and operating metrics; and limitations on the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2015, our investment origination team, which consists of approximately 35 investment professionals, is headed by our Chief Investment Officer and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into special opportunity lower middle market, technology, sustainable and renewable technology, and life sciences sub-teams to better source potential portfolio companies.

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

If a prospective portfolio company generally meets certain underwriting criteria, we perform preliminary due diligence, which may include high level company and technology assessments, evaluation of its financial sponsors’ support, market analysis, competitive analysis, identifying key management, risk analysis and transaction size, pricing, return analysis and structure analysis. If the preliminary due diligence is satisfactory, and the origination team recommends moving forward, we then structure, negotiate and execute a non-binding term sheet with the potential portfolio company. Upon execution of a term sheet, the investment opportunity moves to the underwriting process to complete formal due diligence review and approval.

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

Documentation

Our legal department administers the documentation process for our investments. This department is responsible for documenting the transactions approved by our investment committee with a prospective portfolio company. This department negotiates loan documentation and, subject to appropriate approvals, final documents are prepared for execution by all parties. The legal department generally uses the services of external law firms to complete the necessary documentation.

Loan and Compliance Administration

Our investment team, credit team, and finance department, headed by our investment committee, administer loans and track covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The investment team, credit team, and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the Audit Committee of our Board of Directors, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

The investment team and credit team monitor our portfolio companies in order to determine whether the companies are meeting our financing criteria and their respective business plans and also monitors the financial trends of each portfolio company from its monthly or quarterly financial statements to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In addition, our management team closely monitors the status and performance of each individual company through our SQL-based database system and periodic contact with our portfolio companies’ management teams and their respective financial sponsors.

Credit and Investment Grading System. Our investment team and credit team use an investment grading system to characterize and monitor our outstanding loans. Our investment team and credit team monitors and, when appropriate, recommends changes to investment grading. Our investment committee reviews the recommendations and/or changes to the investment grading, which are submitted on a quarterly basis to the Audit Committee and our Board of Directors for approval.

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

At December 31, 2015, our investments had a weighted average investment grading of 2.16.

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

BROKERAGE ALLOCATIONS AND OTHER PRACTICES

Because we generally acquire and dispose of our investments in privately negotiated transactions, we typically do not use brokers in the normal course of business. However, from time to time, we may work with brokers to sell positions we have acquired in the securities of publicly listed companies or to acquire positions (principally equity) in companies where we see a market opportunity to acquire such securities at attractive valuations. In cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for the Company, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

EMPLOYEES

As of December 31, 2015, we had 63 employees, including approximately 35 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

REGULATION

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A business development company primarily focuses on investing in or lending to private companies and making managerial assistance available to them, while providing its stockholders with the ability to retain the liquidity of a publicly-traded stock. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

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

(2)	Securities of any portfolio company which we control.

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

We do not intend to acquire securities issued by any investment company, including other business development companies, that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such other investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we generally would not meet the diversification tests imposed on us by the Code in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock. This amount is reduced to 20% of the business development company’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the business development company’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—Exemptive Relief” below and Note 7 to our consolidated financial statements.

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business & Structure—Because we have substantial indebtedness, there could be increased risk in investing in our company.” On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are small business investment companies from the 200% asset coverage requirement applicable to us.

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or other rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders have approved the practice of making such sales.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from its then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the year ended December 31, 2015, we have not issued common stock at a discount to NAV.

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

Our current code of ethics is posted on our website at www.htgc.com and was filed with the SEC as an exhibit to a Form 8-K filing on July 13, 2015. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

On May 23, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan and 2006 Non-Employee Incentive Plan (collectively, the “Plans”) permitting such restricted grants. The maximum amount of shares that may be issued under the Plans will be 10% of the outstanding shares of our common stock on the effective date of the Plans plus 10% of the outstanding number of shares of our common stock issued or delivered by us (other than pursuant to compensation plans) during the term of the Plans. The amount of voting securities that would result from the exercise of all of our outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of our outstanding voting securities, except that if such amount would exceed 15% of our outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through our two wholly-owned SBIC subsidiaries, HT II and HT III. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2015, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

We intend to seek an additional SBIC license to ensure continued access to the maximum statutory limit of SBA guaranteed debentures under the SBIC program, which currently is $350.0 million for a group of SBICs under common control, subject to periodic adjustments by the SBA. We have formed Hercules Technology IV, L.P. for that purpose. There can be no assurance of when or if we will receive SBA approval for another SBIC license.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

HT II and HT III hold approximately $128.3 million and $310.8 million in assets, respectively, and accounted for approximately 7.6% and 18.5% of our total assets prior to consolidation at December 31, 2015.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, HT II and HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital and/or distributed earnings, in accordance with SBA regulations.

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

Election to be Taxed as a RIC

Through December 31, 2005, we were subject to federal income tax as an ordinary corporation under Subchapter C of the Code. Effective beginning on January 1, 2006 we met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal income tax return for 2006. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate level tax. On December 31, 2005, immediately before the effective date of our RIC election, we held assets with “built-in gains,” which are assets whose fair market value as of the effective date of the election exceeded their tax basis as of such date. We elected to recognize all of our net built-in gains on such assets at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 federal income tax return. In making this election, we marked our portfolio investments and other assets to market at the time of our RIC election and paid approximately $294,000 in income tax on the resulting gains.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and
•

distribute dividends to our shareholders of an amount at least equal to 90% of the sum of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, or our “investment company taxable income,” (the “Annual Distribution Requirement”); we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) as dividends to stockholders with respect to that taxable year. As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends to our stockholders.

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

•

at the close of each quarter of each taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

at the close of each quarter of each taxable year, no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may invest in partnerships which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.  In addition, some of the income and fees that we may recognize will not satisfy the 90% Income Test.  In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes.  Such corporations will be subject to U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we distribute in respect of each calendar year in a timely manner dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 in that calendar year and (3) any ordinary income or capital gain net income recognized, but not distributed, in preceding calendar years (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of our investment company taxable income and net capital gains earned in a taxable year, we may choose to carry over all or a portion of such investment company taxable income and net capital gains in excess of current year dividend distributions from such investment company taxable income and net capital gains into the next taxable year and pay a 4% excise tax on such investment company taxable income and net capital gains, as required. The maximum amount of such excess investment company taxable income and net capital gains that may be carried over for distribution in the next taxable year under the Code is the total amount of dividends paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over investment company taxable income or net capital gains into the next taxable year, dividends declared and paid by us in a taxable year may differ from investment company taxable income or net capital gains for that taxable year as such dividends may include the distribution of dividends derived from the current taxable year’s investment company taxable income or net capital gains, the distribution of prior taxable year’s investment company taxable income or net capital gains carried over into and distributed in the current taxable year, or returns of capital.

Under applicable Treasury regulations and other administrative guidance issued by the Internal Revenue Service (the “IRS”), we are permitted to treat certain distributions payable in our stock as taxable dividends that will satisfy the Annual Distribution Requirement as well as the Excise Tax Avoidance Requirement provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are payable in part in our common stock.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest provisions or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level federal income tax.

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC Distribution Requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level federal income tax.

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) convert dividends that would otherwise constitute qualified dividend income into ordinary income, (ii) treat dividends that would otherwise be eligible for deductions available to certain U.S. corporations under the Code as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert long-term capital gains into short-term capital gains or ordinary income, (v) convert short-term capital losses into long-term capital losses, (vi) convert an ordinary loss or deduction into a capital loss (the deductibility of which is more limited), (vii) cause us to recognize income or gain without a corresponding receipt of cash, (viii) adversely alter the characterization of certain complex financial transactions, and (ix) produce gross income that will not constitute qualifying gross income for purposes of the gross income requirement that applies to RICs. These rules also could affect the amount, timing and character of distributions to stockholders.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the aggregate net income we actually earned during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as having been paid by its shareholders.

If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our liability for any such taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving foreign currencies, or payables or receivables denominated in a foreign currency, as well as certain non-U.S. dollar denominated debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, and similar financial instruments are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) also could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions generally would be eligible for the dividends-received deduction with respect to distributions from our earnings and profits. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that taxable year and dispose of any earnings and profits from any taxable year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that requalify as a RIC no later than the second taxable year following the nonqualifying taxable year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent ten taxable years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2015, 90.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification Topic 946 Financial Services – Investment Companies (“ASC 946”) and measured in accordance with Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are publicly held debt investments and warrants held in a public company.

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, the Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives. These investments are considered Level 2 assets.

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

The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market based movements.

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

Debt investments that are traded on a public exchange will be valued at the prevailing market price at period end.

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Company has a limited amount of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the measurement date.

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

Determinations In Connection With Offerings

In connection with each offering of shares of our common stock, the Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value at the time at which the sale is made, unless it is determined by the Board of Directors that such sale is in the best interests of our stockholders and such sale is otherwise approved by our stockholders. The Board of Directors considers the following factors, among others, in making such determination:

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

Moreover, to the extent that there is a possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we will provide to the SEC in a registration statement to which a prospectus will be a part) to suspend the offering of shares of our common stock pursuant to a prospectus if the net asset value fluctuates by certain amounts in certain circumstances until such prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such, events or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Risks Related to our Business Structure

We are dependent upon key management personnel for their time availability and for our future success and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

We depend upon the members of our senior management as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of any senior management members we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with our senior management that restricts them from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

A number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make loans with interest rates that are comparable to or lower than the rates that we typically offer. A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may be unable to capitalize on certain opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. Organizational growth and scale-up of our investments could strain our existing managerial, investment, financial and other resources. Management of the Company's growth divert financial resources from other projects. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2015, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 90.0% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”) our Convertible Senior Notes, our 2019 Notes, our 2024 Notes and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2015, we had approximately $50.0 million of indebtedness outstanding on the Wells Facility. In addition, as of December 31, 2015, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $17.6 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”), approximately $110.4 million in aggregate principal amount of 7.00% notes due 2019 (the “2019 Notes”), approximately $103.0 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”) and approximately $129.3 million in aggregate principal amount of fixed rate asset-backed notes  issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”).

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

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2015 our asset coverage ratio under our regulatory requirements as a business development company was 274.8% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(23.62%)	(14.32%)	(5.01%)	4.30%	13.60%

(1)

Assumes $1.3 billion in total assets, $600.5 million in debt outstanding, $717.1 million in stockholders’ equity, and an average cost of funds of 5.98%, which is the approximate average cost of borrowed funds, including our Credit Facilities, our Convertible Senior Notes, 2019 Notes, 2024 Notes, our SBA debentures and our 2021 Asset-Backed Notes for the period ended December 31, 2015. Actual interest payments may be different.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and our Credit Facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets pledged as collateral under the Credit Facilities. Our Credit Facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

Our Credit Facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our Credit Facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and our ability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

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

The credit agreements governing our Credit Facilities, the Convertible Senior Notes, the 2019 Notes, and the 2024 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities or the trustee or holders under the Convertible Senior Notes and could accelerate repayment under the facilities or the Convertible Senior Notes, the 2019 Notes or 2024 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of dividends and maintain our ability to be subject to tax as a RIC. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

We may be unable to obtain debt capital on favorable terms or at all, in which case we would not be able to use leverage to increase the return on our investments.

If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies. An inability to obtain debt capital may also limit our ability to refinance existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to us or at all.

We are subject to certain risks as a result of our interests in connection with the 2014 Debt Securitization and our equity interest in the 2014 Securitization Issuer.

On November 13, 2014, in connection with the 2014 Debt Securitization and the offering of the 2021 Asset-Backed Notes by Hercules Capital Funding Trust 2014-1 (the “2014 Securitization Issuer”), we sold and/or contributed to Hercules Capital Funding 2014-1 LLC, as trust depositor (the “2014 Trust Depositor”), certain senior loans made to certain of our portfolio companies (the “2014 Loans”), which the 2014 Trust Depositor in turn sold and/or contributed to the 2014 Securitization Issuer in exchange for 100% of the equity interest in the 2014 Securitization Issuer, cash proceeds and other consideration. Following these transfers, the 2014 Securitization Issuer, and not the 2014 Trust Depositor or us, held all of the ownership interest in the 2014 Loans.

As a result of the 2014 Debt Securitization, we hold, indirectly through the 2014 Trust Depositor, 100% of the equity interests in the 2014 Securitization Issuer. As a result, we consolidate the financial statements of the 2014 Trust Depositor and the 2014 Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because the 2014 Trust Depositor and the 2014 Securitization Issuer is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the 2014 Trust Depositor, and by the 2014 Trust Depositor to the 2014 Securitization Issuer, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, a failure of the 2014 Securitization Issuer to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2014 Debt Securitization, upon which the trustee under the 2014 Debt Securitization (the “2014 Trustee”), may and will at the direction of a supermajority of the holders of the 2021 Asset-Backed Notes (the “2021 Noteholders”), declare the 2021 Asset-Backed Notes, to be immediately due and payable and exercise remedies under the applicable indenture, including (i) to institute proceedings for the collection of all amounts then payable on the 2021 Asset-Backed Notes, or under the applicable indenture, enforce any judgment obtained, and collect from the 2014 Securitization Issuer and any other obligor upon the 2021 Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the applicable indenture with respect to the property of the 2014 Securitization Issuer; (iii) exercise any remedies as a secured party under the relevant Uniform Commercial Code (“UCC”) and take other appropriate action under applicable law to protect and enforce the rights and remedies of the 2014 Trustee and the 2021 Noteholders; or (iv) sell the property of the 2014 Securitization Issuer or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2014 Debt Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2014 Debt Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We may not receive cash distributions in respect of our indirect ownership interests in the 2014 Securitization Issuer.

Apart from fees payable to us in connection with our role as servicer of the 2014 Loans and the reimbursement of related amounts under the documents governing the 2014 Debt Securitization, we receive cash in connection with the 2014 Debt Securitization only to the extent that the 2014 Trust Depositor receives payments in respect of its equity interests in the 2014 Securitization Issuer. The respective holders of the equity interests in the 2014 Securitization Issuer are the residual claimants on distributions, if any, made by the 2014 Securitization Issuer after the respective 2014 Noteholders and other claimants have been paid in full on each payment date or upon maturity of the 2021 Asset-Backed Notes, subject to the priority of payments under the 2014 Debt Securitization documents governing the 2014 Debt Securitization. To the extent that the value of a 2014 Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of the 2014 Securitization Issuer to make cash distributions in respect of  the 2014 Trust Depositor’s equity interests would be negatively affected and consequently, the value of the equity interests in the 2014 Securitization Issuer would also be reduced. In the event that we fail to receive cash indirectly from the 2014 Securitization Issuer, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the 2014 Noteholders may not be aligned with our interests.

The 2021 Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interests in the 2014 Securitization Issuer, as residual claimants in respect of distributions, if any, made by the 2014 Securitization Issuer. As such, there are circumstances in which the interests of the 2014 Noteholders may not be aligned with the interests of holders of the equity interests in the 2014 Securitization Issuer. For example, under the terms of the documents governing the 2014 Debt Securitization, the 2014 Noteholders have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the 2021 Asset-Backed Notes remain outstanding, the respective 2014 Noteholders have the right to act in certain circumstances with respect to the 2014 Loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the 2014 Securitization Issuer, including by exercising remedies under the documents governing the 2014 Debt Securitization.

If an event of default occurs, the 2014 Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2014 Debt Securitization. For example, upon the occurrence of an event of default with respect to the 2021 Asset-Backed Notes, the 2014 Trustee may and will at the direction of the holders of a supermajority of the applicable 2021 Asset-Backed Notes declare the principal, together with any accrued interest, of the notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2014 Securitization Issuer. The 2021 Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the 2014 Loans or through the proceeds of the sale of the 2014 Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2021 Asset-Backed Notes, or to make any distribution to holders of the equity interests in the 2014 Securitization Issuer.

Remedies pursued by the 2014 Noteholders could be adverse to our interests as the indirect holder of the equity interests in the 2014 Securitization Issuer. The 2014 Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the 2014 Noteholders will be consistent with the best interests of the 2014 Trust Depositor or that we will receive, indirectly through the 2014 Trust Depositor, any payments or distributions upon an acceleration of the 2021 Asset-Backed Notes. Any failure of the 2014 Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the 2021 Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

Certain events related to the performance of 2014 Loans could lead to the acceleration of principal payments on the 2021 Asset-Backed Notes.

The following constitute rapid amortization events (“Rapid Amortization Events”) under the documents governing the 2014 Debt Securitization: (i) the aggregate outstanding principal balance of delinquent 2014 Loans, and restructured 2014 Loans that would have been delinquent 2014 Loans had such loans not become restructured loans exceeds 10% of the current aggregate outstanding principal balance of the 2014 Loans for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted 2014 Loans exceeds 5% of the initial outstanding principal balance of the 2014 Loans determined as November 13, 2014 for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the 2021 Asset-Backed Notes exceeds the borrowing base for a period of three consecutive months; (iv) the 2014 Securitization Issuer’s pool of 2014 Loans contains 2014 Loans to ten or fewer obligors; and (v) the occurrence of an event of default under the documents governing the 2014 Debt Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payments under the documents governing the 2014 Debt Securitization, principal collections on the 2014 Loans will be used to make accelerated payments of principal on the 2021 Asset-Backed Notes until the principal balance of the 2021 Asset-Back Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2014 Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We have certain repurchase obligations with respect to the 2014 Loans transferred in connection with the 2014 Debt Securitization.

As part of the 2014 Debt Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any 2014 Loan (or participation interest therein) which was sold to the 2014 Securitization Issuer in breach of certain customary representations and warranty made by us or by the 2014 Trust Depositors with respect to such 2014 Loan or the legal structure of the 2014 Debt Securitization. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, a 2014 Trustee may, on behalf of the 2014 Securitization Issuer, bring an action against us to enforce these repurchase obligations.

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

If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such transaction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

•

The deferral of PIK interest may have a negative impact on our liquidity as it represents non-cash income that may require cash distributions to our stockholders in order to maintain our ability to be subject to tax as a RIC.

If we are unable to satisfy Code requirements for qualification as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

We elected to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, asset diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution as dividends to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

In accordance with U.S. federal tax requirements, we are required to include in income for tax purposes certain amounts that we have not yet received in cash, such as OID and contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in original issue discount for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related OID, if ever, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with IRS requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute dividends each taxable year to our shareholders generally of an amount equal to at least 90% of our investment company taxable income. Under such circumstances, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our taxable income (including any net realized securities gains).

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.

Legislative or regulatory tax changes could adversely affect you.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended.  Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a stockholder.  Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our Credit Facilities limit our ability to declare dividends if we default under certain provisions of our Credit Facilities.

We have and may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under applicable Treasury regulations and other administrative authorities issued by the IRS, RICs are permitted to treat certain distributions payable in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive all or a portion of such distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are partially payable in our common stock.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2015, approximately 93.7% of our loans were at floating rates or floating rates with a floor and 6.3% of the loans were at fixed rates.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2015, we did not engage in any hedging activities.

Our realized gains are reduced by amounts paid pursuant to the warrant participation agreement.

Citigroup Global Markets Realty Corp. (“Citigroup”), a former credit facility provider to Hercules, has an equity participation right through a warrant participation agreement on the pool of loans and certain warrants formerly collateralized under its then existing credit facility (the “Citibank Credit Facility”). Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral under the Citibank Credit Facility. As a result, Citigroup is entitled to 10% of the realized gains on certain warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2015, we reduced our realized gain by approximately $143,000 for Citigroup’s participation from the acquisition proceeds we received on equity exercised from warrants that were included in the collateral pool. We recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $11,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by the acquisition proceeds we received on our Atrenta, Inc. equity investment. The remaining value of their participation right on unrealized gains in the related equity investments was approximately $111,000 as of December 31, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid approximately $2.2 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup warrant participation agreement are set to expire between February 2016 and January 2017.

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

Two of our wholly-owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations, which could limit our capital or investment decisions.

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $128.3 million and $310.8 million in assets, respectively, and they accounted for approximately 7.6% and 18.5% of our total assets, respectively, prior to consolidation at December 31, 2015. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.

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

HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum combined capacity for our SBIC subsidiaries under our existing licenses. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our investment company taxable income and net capital gains, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange (“NYSE”) have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to maintain compliance with such rules, or for our management to appropriately address issues relating to our compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance.  While the Company’s management team takes reasonable efforts to ensure that the Company is in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

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

We face cyber-security risks and the failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures.  These and similar austerity measures may adversely affect world economic conditions and have an impact on our business and that of our portfolio companies.  In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of trading in Chinese markets.  In August 2015, Chinese authorities sharply devalued China’s currency.

These market and economic disruptions affect, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of December 31, 2015, we had approximately $75.4 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, we had approximately $40.5 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions.

Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We believe that our assets provide adequate cover to satisfy all of our unfunded comments and we intend to use cash flow from normal and early principal repayments and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

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

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies.

As of December 31, 2015, approximately 63.0% of the fair value of our portfolio was composed of investments in four industries: 23.7% was composed of investments in the drug discovery and development industry, 13.7% was composed of investments in the drug delivery industry, 13.3% was composed of investments in the sustainable and renewable technology industry and 12.3% was composed of investments in the software industry.

As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2015 that represent greater than 5% of our net assets:

	December 31, 2015
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$90,187	12.6%
Sungevity Development, LLC	62,779	8.8%

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

We have invested, and expect to continue to invest, a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering (“IPO”). As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

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

Our investments in sustainable and renewable technology companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, sustainable and renewable technology companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. Demand for sustainable and renewable technology is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy.

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

Sustainable and renewable technology companies are subject to extensive government regulation and certain other risks particular to the sectors in which they operate and our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting such sectors change or if our portfolio companies fail to comply with such regulations.

As part of our investment strategy, we plan to invest in portfolio companies in sustainable and renewable technology sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for sustainable and renewable technology companies. Without such regulatory policies, investments in sustainable and renewable technology companies may not be economical and financing for sustainable and renewable technology companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

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

Our investments in the life sciences industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in companies in the life sciences industry that are subject to extensive regulation by the Food and Drug Administration, or the FDA, and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Further, the development of products by drug discovery companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.

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

Life sciences companies, including drug development companies, device manufacturers, service providers and others, are also subject to material pressures when there are changes in the outlook for healthcare insurance markets.  The ability for individuals, along with private and public insurers, to account for the costs of paying for healthcare insurance can place strain on the ability of new technology, devices and services to enter those markets, particularly when they are new or untested.  As a result, it is not uncommon for changes in the insurance market place to lead to a slower rate of adoption, price pressure and other forces that may materially limit the success of companies bringing such technologies to market.  Changes in the health insurance sector might then have an impact on the value of companies in our portfolio or our ability to invest in the sector generally.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The disposition of our investments may result in contingent liabilities.

We currently expect that a portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.

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

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO or merger and acquisition (“M&A”) opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

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

At December 31, 2015, approximately 39.7% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 49.7% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 7.9% of the our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 2.7% of our portfolio company debt investments were subordinated secured by all of the portfolio company’s assets, including intellectual property. At December 31, 2015 we had no equipment only liens on any of our portfolio companies.

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

Our relationship with some of our portfolio companies may expose us to our portfolio companies' trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation (which may cause us to incur significant expense or expose us to losses) and possible financial liability or costs.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $33.4 million or 2.8% of total investments at December 31, 2015. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income each taxable year, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

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

Our warrant and equity-related investments are highly speculative, and we may not realize gains from these investments. If our warrant and equity-related investments do not generate gains, then the return on our invested capital will be lower than it would otherwise be, which could result in a decline in the value of shares of our common stock.

When we invest in debt securities, we generally expect to acquire warrants or other equity-related securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During 2015, we received debt investment early repayments and pay down of working capital debt investments of approximately $503.6 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 7.5% of the outstanding value of our investment portfolio as of December 31, 2015. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We may periodically obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from the stockholders, we may issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

We may periodically obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. Such approval has allowed and may again allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or other rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders and our stockholders have approved the practice of making such sales.

At the 2015 Annual Meeting of Stockholders, our common stockholders approved a proposal to allow us to issue common stock at a discount from its then current net asset value per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that it issues at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2015.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have historically traded above and below our net asset value. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value may decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

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

Our stockholders may experience dilution upon the repurchase of common shares.

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in the our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding. See “ – Subsequent Events”.

Our stockholders may experience dilution upon the conversion of the Convertible Notes.

On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders of our Convertible Senior Notes may convert their notes into shares of our common stock at any time. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.03 per share of common stock, in each case subject to adjustment in certain circumstances. Since the Convertible Senior Notes became convertible, we have made the election to deliver the combination of cash and stock. If we deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

Our common stock price has been and continues to be volatile and may decrease substantially.

As with any company, the price of our common stock will fluctuate with market conditions and other factors, which include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;
•	any inability to deploy or invest our capital;
•	fluctuations in interest rates;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	the financial performance of specific industries in which we invest in on a recurring basis;
•	announcement of strategic developments, acquisitions, and other material events by us or our competitors, or operating performance of companies comparable to us;
•	changes in regulatory policies or tax guidelines with respect to RICs, SBICs or business development companies;
•	losing RIC status;
•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;
•	changes in the value of our portfolio of investments;
•	realized losses in investments in our portfolio companies;
•	general economic conditions and trends;
•	inability to access the capital markets;
•	loss of a major funded source; or
•	departure of key personnel.

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

The 2019 Notes and 2024 Notes are obligations exclusively of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2019 Notes and 2024 Notes and neither the 2019 Notes nor the 2024 Notes is required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2019 Notes and 2024 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes and 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be structurally subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes and 2014  Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes and 2024 Notes.

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

The indenture under which the 2019 Notes and 2024 Notes were issued offers limited protection to their respective holders. The terms of the indenture and the 2019 Notes and 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2019 Notes and 2024 Notes. In particular, the terms of the indentures and the 2019 Notes and 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes and 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes and 2024 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2019 Notes and 2024 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2019 Notes and 2024 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2019 Notes and 2024 Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA and Hartford, CT.

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

	Price Range
Quarter Ended	High	Low
March 31, 2014	$15.27	$13.24
June 30, 2014	$15.54	$12.75
September 30, 2014	$16.24	$14.16
December 31, 2014	$15.82	$13.16
March 31, 2015	$15.27	$13.47
June 30, 2015	$13.37	$11.25
September 30, 2015	$12.23	$9.99
December 31, 2015	$12.44	$10.23

The last reported price for our common stock on February 22, 2016 was $10.33 per share.

As of February 5, 2016, we had approximately 42,865 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 93 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the net asset value per share. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value or at a significant discount to the net asset value per share.

SALES OF UNREGISTERED SECURITIES

During 2015 and 2013, the Board of Directors elected to receive approximately $300,000 and $106,000, respectively, of their compensation in the form of common stock and the Company issued 27,132 and 10,335 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.  During 2014, the Board of Directors did not elect to receive compensation in the form of common stock.

During 2015, 2014 and 2013, we issued approximately 199,894, 96,976 and 159,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2015, 2014 and 2013 were approximately $2.4 million, $1.5 million and $2.2 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. See “ – Subsequent Events”.

During the year ended December 31, 2015, we made the following repurchases pursuant to the repurchase plans:

(in thousands, except share and per share data )
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan(1)
August 24, 2015	75,249	$10.93	75,249	$49,178
September 23, 2015 - September 30, 2015	348,202	10.99	348,202	45,508
December 14, 2015	13,555	10.80	13,555	45,362
Total	437,006	$10.61	437,006	$45,362

(1)

Note that all repurchase activity per the table above was made pursuant to the stock repurchase plan authorized by our Board of Directors on February 24, 2015 and replaced on August 27, 2015 after the plan initially expired on August 24, 2015. The plan permits us to repurchase up to $50.0 million of our common stock, including the repurchases made on August 24, 2015. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares.

We anticipate that the manner, timing, and amount of any share purchases will be determined by management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the 1940 Act, we are required to notify shareholders when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

DIVIDEND POLICY

As a RIC, we intend to distribute quarterly dividends to our stockholders. To the extent we do not distribute dividends to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income for preceding years that were not distributed, we are required to pay a 4% excise tax on our undistributed income.

To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for a taxable year, we may carry over the excess taxable income into the next taxable year and such excess income will be available for distribution in the next taxable year as permitted by the Code. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we are required to distribute dividends to our stockholders with respect to each taxable year of an amount at least equal to 90% of our investment company taxable income. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses, or net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business— Regulation.”

The following table summarizes dividends declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
			$11.54

*	Dividend paid in cash and stock.

On February 17, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 14, 2016 to shareholders of record as of March 7, 2016. This dividend would represent our forty-second consecutive dividend declaration since our initial public offering, bringing the total cumulative dividends declared to date to $11.54 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid for the full fiscal year. Of the dividends declared during the fiscal years ended December 31, 2015, 2014, and 2013, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2015, 2014, and 2013, the Company issued approximately 199,894, 96,976 and 159,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2010, a person invested $100 in each of our common stock, the NYSE Composite Index and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Balance sheet data:
Investments, at value	$1,200,638	$1,020,737	$910,295	$906,300	$652,870
Cash and cash equivalents	95,196	227,116	268,368	182,994	64,474
Total assets	1,334,761	1,299,223	1,221,715	1,123,643	747,394
Total liabilities	617,627	640,359	571,708	607,675	316,353
Total net assets	717,134	658,864	650,007	515,968	431,041

Other Data:
Total debt investments, at value	1,110,209	923,906	821,988	827,540	585,767
Total warrant investments, at value	22,987	25,098	35,637	29,550	30,045
Total equity investments, at value	67,442	71,733	52,670	49,210	37,058
Unfunded Commitments(2)	75,402	147,689	69,091	19,265	76,128
Net asset value per share(1)	$9.94	$10.18	$10.51	$9.75	$9.83

(1)	Based on common shares outstanding at period end
(2)	Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request by the portfolio company.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Investment income:
Interest	$140,266	$126,618	$123,671	$87,603	$70,346
Fees	16,866	17,047	16,042	9,917	9,509
Total investment income	157,132	143,665	139,713	97,520	79,855
Operating expenses:
Interest	30,834	28,041	30,334	19,835	13,252
Loan fees	6,055	5,919	4,807	3,917	2,635
General and administrative	16,658	10,209	9,354	8,108	7,992
Employee Compensation:
Compensation and benefits	20,713	16,604	16,179	13,326	13,260
Stock-based compensation	9,370	9,561	5,974	4,227	3,128
Total employee compensation	30,083	26,165	22,153	17,553	16,388
Total operating expenses	83,630	70,334	66,648	49,413	40,267
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1)	(1,581)	—	—	—
Net investment income	73,501	71,750	73,065	48,107	39,588
Net realized gain on investments	5,147	20,112	14,836	3,168	2,741
Net change in unrealized appreciation (depreciation) on investments	(35,732)	(20,674)	11,545	(4,516)	4,607
Total net realized and unrealized gain (loss)	(30,585)	(562)	26,381	(1,348)	7,348
Net increase in net assets resulting from operations	$42,916	$71,188	$99,446	$46,759	$46,936
Change in net assets per common share (basic)	$0.60	$1.12	$1.67	$0.93	$1.08
Cash dividends declared per common share	$1.24	$1.24	$1.11	$0.95	$0.88

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)  that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

Overview

We are a specialty finance company focused on providing senior secured venture growth loans to high-growth, innovative venture capital-backed companies in a broadly diversified variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA and Hartford, CT.

Our goal is to be the leading structured debt financing provider for venture capital-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies.

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $128.3 million and $310.8 million in assets, respectively, and accounted for approximately 7.6% and 18.5% of our total assets, respectively, prior to consolidation at December 31, 2015. As of December 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2015, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We have qualified as and have elected to be treated for tax purposes as a RIC under the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income and gains that we distribute as dividends to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income for each taxable year from qualified earnings, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.2 billion at December 31, 2015 as compared to $1.0 billion at December 31, 2014. The fair value of our debt investment portfolio at December 31, 2015 was approximately $1.1 billion, compared to a fair value of approximately $923.9 million at December 31, 2014. The fair value of the equity portfolio at December 31, 2015 was approximately $67.4 million, compared to a fair value of approximately $71.7 million at December 31, 2014. The fair value of the warrant portfolio at December 31, 2015 was approximately $23.0 million, compared to a fair value of approximately $25.1 million at December 31, 2014.

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

Our portfolio activity for the years ended December 31, 2015 and 2014 was comprised of the following:

(in millions)	December 31, 2015	December 31, 2014
Debt Commitments (1)
New portfolio company	$544.0	$776.9
Existing portfolio company	181.7	118.0
Total	$725.7	$894.9
Funded and Restructured Debt Investments (3)
New portfolio company	$352.5	$434.0
Existing portfolio company	341.6	177.0
Total	$694.1	$611.0
Funded Equity Investments
New portfolio company	$1.0	$7.2
Existing portfolio company	17.6	3.1
Total	$18.6	$10.3
Unfunded Contractual Commitments (2)
Total	$75.4	$147.7
Non-Binding Term Sheets
New portfolio company	$81.0	$104.0
Existing portfolio company	5.0	4.2
Total	$86.0	$108.2

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company and unencumbered by milestones.
(3)	Funded amounts include borrowings on revolving facilities.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2015, we received approximately $503.6 million in aggregate principal repayments. Of the approximately $503.6 million of aggregate principal repayments, approximately $115.1 million were scheduled principal payments, and approximately $388.5 million were early principal repayments related to 45 portfolio companies. Of the approximately $388.5 million early principal repayments, approximately $70.7 million were early repayments due to M&A transactions and IPOs related to six portfolio companies.  Given the high level of early repayments during the year ended December 31, 2015, we anticipate that early repayment activity and our effective yields will normalize going forward.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for each of the years ended December 31, 2015 and 2014 was as follows:

(in millions)	December 31, 2015	December 31, 2014
Beginning portfolio	$1,020.7	$910.3
New fundings and restructures	712.3	621.3
Warrants not related to current period fundings	0.1	0.8
Principal payments received on investments	(115.1)	(135.8)
Early payoffs	(388.5)	(358.3)
Accretion of loan discounts and paid-in-kind principal	31.7	24.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.7)	(3.3)
New loan fees	(9.5)	(9.2)
Warrants converted to equity	0.4	2.0
Sale of investments	(5.2)	(9.1)
Loss on investments due to write offs	(7.5)	(3.9)
Net change in unrealized depreciation	(37.1)	(18.6)
Ending portfolio	$1,200.6	$1,020.7

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$961,464	80.1%	$740,659	72.6%
Senior Secured Debt	171,732	14.3%	208,345	20.4%
Preferred Stock	35,245	2.9%	57,548	5.6%
Common Stock	32,197	2.7%	14,185	1.4%
Total	$1,200,638	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the IPO of Box, Inc. on January 23, 2015 in which all of our preferred shares were converted to common stock in the public portfolio company. Any potential future gain is subject to the price of the shares when we exit the investment.

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,167,281	97.2%	$967,803	94.8%
Netherlands	20,112	1.7%	19,913	2.0%
England	8,884	0.8%	34	0.0%
Israel	3,764	0.3%	6,498	0.6%
Canada	595	0.0%	2,314	0.2%
India	2	0.0%	24,175	2.4%
Total	$1,200,638	100.0%	$1,020,737	100.0%

As of December 31, 2015, we held warrants or equity positions in three companies that had filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $25.0 million, although we may make investments in amounts above or below that range. As of December 31, 2015, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime or LIBOR to approximately 13.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $26.1 million of unamortized fees at December 31, 2015, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2014 we had approximately $21.9 million of unamortized fees, of which approximately $17.4 million was included as an offset to the cost basis of our current debt investments and approximately $4.5 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2015 we had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as an offset to the cost basis of our current debt investments and approximately $5.3 million was deferred related to expired commitments. At December 31, 2014 we had approximately $19.3 million in exit fees receivable, of which approximately $8.4 million was included as an offset to the cost basis of our current debt investments and approximately $10.9 million was related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be paid out to stockholders with other sources of income in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $4.7 million and $3.3 million in PIK income in the years ended December 31, 2015 and December 31, 2014, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At December 31, 2015, approximately 39.7% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 49.7% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 7.9% of our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 2.7% of our portfolio company debt investments were subordinated and secured by all of the portfolio company’s assets, including intellectual property. At December 31, 2015 we had no equipment only liens on any of our portfolio companies.

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

The core yield on our debt investments, which excludes any benefits from the fees and income related to early loan repayment acceleration of unamortized fees and income as well as prepayment of fees, was 13.0% and 13.6% during the years ended December 31, 2015 and 2014, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 14.3% and 16.8% for the years ended December 31, 2015 and 2014, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -9.7% and -1.8% during the years ended December 31, 2015 and 2014, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights.”

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, drug delivery, sustainable and renewable technology, software, media/content/info, medical devices and equipment, internet consumer and business services, specialty pharmaceuticals, communications and networking, consumer and business products, semiconductors, healthcare services, surgical devices, electronics and computer hardware, information services, biotechnology tools and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2015, approximately 63.0% of the fair value of our portfolio was composed of investments in four industries: 23.7% was composed of investments in the drug discovery and development industry, 13.7% was composed of investments in the drug delivery industry, 13.3% was composed of investments in the sustainable and renewable technology industry and 12.3% was composed of investments in the software industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$284,266	23.7%	$267,618	26.2%
Drug Delivery	164,665	13.7%	88,491	8.7%
Sustainable and Renewable Technology	159,487	13.3%	68,280	6.7%
Software	147,237	12.3%	125,412	12.3%
Media/Content/Info	95,488	7.9%	29,219	2.9%
Medical Devices & Equipment	90,560	7.5%	138,046	13.5%
Internet Consumer & Business Services	88,377	7.4%	69,655	6.8%
Specialty Pharmaceuticals	52,088	4.3%	51,536	5.0%
Communications & Networking	33,213	2.8%	61,433	6.0%
Consumer & Business Products	26,611	2.2%	63,225	6.2%
Semiconductors	22,705	1.9%	5,126	0.5%
Healthcare Services, Other	15,131	1.3%	10,527	1.0%
Surgical Devices	11,185	0.9%	9,915	1.0%
Electronics & Computer Hardware	6,928	0.6%	692	0.1%
Information Services	1,657	0.1%	27,016	2.6%
Biotechnology Tools	719	0.1%	3,721	0.4%
Diagnostic	321	0.0%	825	0.1%
Total	$1,200,638	100.0%	$1,020,737	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2015 and 2014, our ten largest portfolio companies represented approximately 32.1% and 28.6% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2015 and December 31, 2014, we had two and three investments, respectively, that represented 5% or more of our net assets. At December 31, 2015 and December 31, 2014, we had four and three equity investments representing approximately 53.2% and 61.5%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of December 31, 2015, 89.4% of our debt investments were in a senior secured first lien position, with the remaining 10.6% secured by a senior second lien position or a subordinated lien on all of the portfolio company’s assets and approximately 93.7% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2015, we held warrants in 129 portfolio companies, with a fair value of approximately $23.0 million. The fair value of our warrant portfolio decreased by approximately $2.0 million, as compared to a fair value of $25.1 million at December 31, 2014 primarily related to depreciation on our private warrant portfolio due to a decline in market comparable and portfolio company performance, offset by the addition of warrants in 21 new and 15 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $88.8 million to exercise such warrants as of December 31, 2015. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the years ended December 31, 2015, 2014, and 2013. We did not hold any control investments at December 31, 2015, 2014 or 2013.

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(in thousands)			Year Ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(in thousands)			Year Ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—
Total		$10,981	$2,395	$(825)	$—	$—

During the year ended December 31, 2015, changes to the capitalization structure of our portfolio company Gelesis, Inc.  reduced our investment below the threshold for classification as an affiliate investment.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2015 and 2014, respectively:

(in thousands)	December 31, 2015			December 31, 2014
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	18	$215,202	19.4%	19	$195,819	21.2%
2	47	759,274	68.4%	45	479,037	51.8%
3	6	44,837	4.0%	16	183,522	19.9%
4	4	34,153	3.1%	6	39,852	4.3%
5	10	56,743	5.1%	8	25,676	2.8%
	85	$1,110,209	100.0%	94	$923,906	100.0%

As of December 31, 2015, our debt investments had a weighted average investment grading of 2.16, as compared to 2.24 at December 31, 2014. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The improvement in weighted average investment grading at December 31, 2015 from December 31, 2014 is primarily due to the increase in the average fair value of rated 2 portfolio companies between periods and the net reduction in the size of the portfolio by nine portfolio companies that were rated 3, 4, or 5 at December 31, 2014. This improvement is partially offset by the downgrade of five new portfolio companies to a 5 that were rated 3 or 4 at December 31, 2014 due to liquidity and portfolio company performance concerns during the year ended December 31, 2015.

At December 31, 2015, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. Comparatively, at December 31, 2014, we had four debt investments on non-accrual with a cumulative investment cost and fair value of $28.9 million and $10.6 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $23.2 million, respectively, for which only the PIK interest is on non-accrual. The increase in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2015 and December 31, 2014 is the result of placing three new debt investments on non-accrual status during the period, offset by the liquidation of two debt investments that were on non-accrual at December 31, 2014. During the year ended December 31, 2015, we recognized a realized loss of approximately $180,000 on the write off of one debt investment that was on non-accrual at December 31, 2014.  In addition, we recognized a realized loss of $1.2 million on the partial write off of one debt investment that is on non-accrual as of December 31, 2015.

Results of Operations

Comparison of periods ended December 31, 2015 and 2014

Investment Income

Interest Income

Total investment income for the year ended December 31, 2015 was approximately $157.1 million as compared to approximately $143.7 million for the year ended December 31, 2014.

Interest income for the year ended December 31, 2015 totaled approximately $140.3 million as compared to approximately $126.6 million for the year ended December 31, 2014. The increase in interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods.

Of the $140.3 million in interest income for the year ended December 31, 2015, approximately $130.4 million represents recurring income from the contractual servicing of our loan portfolio and approximately $9.9 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $106.8 million and $19.8 million, respectively, of the $126.6 million interest income for the year ended December 31, 2014.

The following table shows the PIK-related activity, for the years ended December 31, 2015 and 2014, at cost:

	Year Ended December 31,
(in thousands)	2015	2014
Beginning PIK loan balance	$6,250	$5,603
PIK interest income during the period	4,658	3,346
Payments received from PIK loans	(5,483)	(2,699)
Realized loss	(276)	—
Ending PIK loan balance	$5,149	$6,250

The increase in payments received from PIK loans and the increase in PIK interest capitalized during the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to an increase in the weighted average principal outstanding for loans which bear PIK interest and the number of PIK loans which paid-off during the period.

Fee Income

Income from commitment, facility and loan related fees for the year ended December 31, 2015 totaled approximately $16.9 million as compared to approximately $17.0 million for the year ended December 31, 2014. The decrease in fee income is primarily attributable to the acceleration of early loan repayments and restructures, slightly offset by an increase in normal fee amortization due to a higher weighted average debt investment portfolio outstanding during the period.

Of the $16.9 million in income from commitment, facility and loan related fees for the year ended December 31, 2015, approximately $5.8 million represents income from recurring fee amortization and approximately $11.1 million represents income related to the acceleration of unamortized fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $5.2 million and $11.8 million, respectively, of the $17.0 million income for the year ended December 31, 2014.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2015 and 2014, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $83.6 million and $70.3 million during the years ended December 31, 2015 and 2014, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $36.9 million and $34.0 million for the years ended December 31, 2015 and 2014, respectively. Interest and fee expense for the year ended December 31, 2015 as compared to December 31, 2014 increased primarily due to higher weighted average principal balances outstanding on our Asset Backed Notes, Credit Facilities, 2019 Notes and 2024 Notes (together with the 2019 Notes, the “Baby Bonds”), slightly offset by a reduction in weighted average principal balances outstanding on our SBA debentures, Convertible Senior Notes and lower debt issuance cost amortization related to our Convertible Senior Notes and Asset Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.0% and 6.6% for the years ended December 31, 2015 and 2014, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments and a reduction in non-cash acceleration of debt issuance costs related to our SBA Debentures, Convertible Senior Notes and Asset Backed Notes as compared to the prior period, slightly offset by non-cash accelerations of debt issuance costs due to early pay downs on our Baby Bonds.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $16.7 million from $10.2 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily due to increased recruiting costs related to strategic hiring objectives, corporate legal expenses and outside consulting services.

Employee Compensation

Employee compensation and benefits totaled approximately $20.7 million for the year ended December 31, 2015 as compared to approximately $16.6 million for the year ended December 31, 2014. The increase between comparative periods was primarily due to changes in variable incentive compensation.

Employee stock-based compensation totaled approximately $9.4 million for the year ended December 31, 2015 as compared to approximately $9.6 million for the year ended December 31, 2014. The decrease between comparative periods was primarily due to new grants issued related to incentive compensation and strategic hiring objectives, slightly offset by vesting and forfeitures.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of December 31, 2015, holders of approximately $57.4 million of our Convertible Senior Notes have exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the years ended December 31, 2015 and 2014 was approximately $1,000 and $1.6 million, respectively.  The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statements of Operations.

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

A summary of realized gains and losses for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Realized gains	$12,677	$24,027
Realized losses	(7,530)	(3,915)
Net realized gains	$5,147	$20,112

During the year ended December 31, 2015, we recognized net realized gains of approximately $5.1 million on the portfolio. These net realized gains included gross realized gains of approximately $12.6 million from the sale of investments in seven portfolio companies, including Box, Inc. ($3.2 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.5 million from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $7.5 million primarily from the liquidation or write off of our investments in sixteen portfolio companies.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
Gross unrealized appreciation on portfolio investments	$78,991	$72,968
Gross unrealized depreciation on portfolio investments	(111,926)	(79,412)
Reversal of prior period net unrealized appreciation upon a realization event	(8,707)	(15,335)
Reversal of prior period net unrealized depreciation upon a realization event	4,599	3,182
Net unrealized appreciation (depreciation) attributable to taxes payable	1,322	(1,882)
Net unrealized depreciation on escrow receivables	—	(465)
Citigroup warrant participation	(11)	270
Net unrealized appreciation (depreciation) on portfolio investments	$(35,732)	$(20,674)

During the year ended December 31, 2015, we recorded approximately $35.7 million of net unrealized depreciation, of which $37.1 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $37.1 million, approximately $14.0 million is attributed to net unrealized depreciation on our debt investments which primarily related to $20.4 million unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of collateral based impairments of $5.6 on three portfolio companies. Approximately $19.1 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $11.4 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $7.8 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc., Atrenta, Inc., Cempra, Inc. Celladon Corporation, Egalet Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $4.0 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $6.0 million of unrealized depreciation on our private portfolio companies related to declining industry performance offset by the reversal of $3.2 million of prior period net unrealized depreciation upon being realized as a loss on the liquidation of our investments in thirteen portfolio companies.

Net unrealized depreciation was offset by approximately $1.3 million as a result of decreased estimated taxes payable for the year ended December 31, 2015.

Net unrealized depreciation increased by approximately $11,000 due to appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by a decrease in the liability for the acquisition proceeds we received on our Atrenta, Inc. equity investment, which had been exercised from warrants that were included in the collateral pool.

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

During the year ended December 31, 2014, net unrealized depreciation was offset by approximately $270,000 due to net depreciation of fair value on the pool of warrants collateralized under the Citigroup warrant participation agreement as a result of the sale of shares in Acceleron Pharma, Inc., Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the Citigroup warrant participation agreement.

The following table summarizes the change in net unrealized appreciation/ (depreciation) in the investment portfolio by investment type, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation,  for the years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(20.4)	$(0.2)	$(0.4)	$(21.0)
Reversals of Prior Period Collateral based impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity sales	6.2	(7.8)	3.2	1.6
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(1.1)	(11.4)	(1.2)	(13.7)
Level 3 Assets	(4.3)	0.3	(6.0)	(10.0)
Total Fair Value Market/Yield Adjustments	(5.4)	(11.1)	(7.2)	(23.7)
Total Unrealized Appreciation/(Depreciation)	$(14.0)	$(19.1)	$(4.0)	$(37.1)

	Year Ended December 31, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(23.2)	$(1.2)	$(3.3)	(27.7)
Reversals of Prior Period Collateral based impairments	4.1	0.6	—	4.7
Reversals due to Debt Payoffs & Warrant/Equity sales	—	(11.1)	(9.7)	(20.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	(2.9)	4.7
Level 3 Assets	4.9	15.5	0.1	20.5
Total Fair Value Market/Yield Adjustments	4.9	23.1	(2.8)	25.2
Total Unrealized Appreciation/(Depreciation)	$(14.2)	$11.4	$(15.8)	$(18.6)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our qualification and election to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute approximately $8.2 million of spillover earnings from ordinary income for our taxable year ended December 31, 2015 to our shareholders in 2016.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $42.9 million and approximately $71.2 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2015 were $0.60 and $0.59, respectively, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2014 was $1.12 and $1.10, respectively.

For the purpose of calculating diluted earnings per share for years ended December 31, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price of $11.03 in effect as of December 31, 2015 and $11.36 as of December 31, 2014 for the Convertible Senior Notes for such periods.

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

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $34.0 million and $35.1 million for the years ended December 31, 2014 and 2013, respectively. The decrease was primarily attributable to the lower weighted average balances outstanding on our SBA debentures, Convertible Senior Notes, and 2017 Asset-Backed Notes (as defined herein). During the year ended December 31, 2014, we paid off $34.8 million of SBA debentures in the first quarter of 2014, settled of $57.3 million of our Convertible Senior Notes, and had amortization of our 2017 Asset-Backed Notes from a balance of $89.6 million as of December 31, 2013 to $16.0 million as of December 31, 2014. In addition, interest expense decreased by approximately $1.7 million related to Convertible Senior Notes settled in the period. These decreases were partially offset by additional interest and fees of approximately $3.8 million on our 2024 Notes issued in the third quarter of 2014 and our 2017 Asset-Backed Notes issued in November 2014.

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

Stock-based compensation totaled approximately $9.6 million for the year ended December 31, 2014 as compared to approximately $6.0 million for the year ended December 31, 2013. The increase was primarily due to an increase in the number of restricted stock awards granted in April 2014 as compared March 2013.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between us and U.S. Bank National Association, during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through December 31, 2014. As of December 31, 2014, holders of approximately $57.3 million of our Convertible Senior Notes exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

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

During the year ended December 31, 2014, net unrealized depreciation was offset by approximately $270,000 due to net depreciation of fair value on the pool of warrants collateralized under the Citigroup warrant participation agreement as a result of the sale of shares in Acceleron Pharma, Inc., Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the Citigroup warrant participation agreement.

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our qualification and election to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We distributed 100% of our spillover from long term capital gains for our taxable year ended December 31, 2014 to our shareholders during 2015.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $71.2 million and approximately $99.4 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2014 were $1.12 and $1.10, respectively, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2013 were $1.67 and $1.63, respectively.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC, or JMP. The Equity Distribution Agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2015, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2015, we repurchased 437,006 shares of our common stock at an average price per share of $10.61 per share and a total cost of approximately $4.6 million. As of December 31, 2015, approximately $45.4 million of common stock remains eligible for repurchase under the stock repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on the repurchases made during the period. See “— Subsequent Events.”

On March 27, 2015, we raised approximately $100.1 million, after deducting offering expenses, in a public offering of 7,590,000 shares of our common stock.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the year ended December 31, 2015, we have not issued common stock at a discount to NAV.

As of December 31, 2015, approximately $57.4 million of our Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes are not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time.

At December 31, 2015, we had $17.6 million of Convertible Senior Notes, $110.4 million of 2019 Notes, $103.0 million of 2024 Notes, $129.3 million of 2021 Asset-Backed Notes, $190.2 million of SBA debentures payable and $50.0 million of borrowings outstanding on the Wells Facility. We had no borrowings outstanding under the Union Bank Facility.

At December 31, 2015, we had $195.2 million in available liquidity, including $95.2 million in cash and cash equivalents. We had available borrowing capacity of approximately $25.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2015, we had $118.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2015, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At December 31, 2015, we had approximately $9.2 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the year ended December 31, 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2015, our operating activities used $114.4 million of cash and cash equivalents, compared to $26.5 million used during the year ended December 31, 2014. This $87.9 million increase in cash used by operating activities resulted primarily from the increase in purchase of investments of approximately $89.5 million and the decrease in net assets resulting from operations of approximately $28.3 million, offset by increases in unrealized depreciation on investments of approximately $15.1 million and decreases in realized gains on investments of approximately $15.0 million.

During the year ended December 31, 2015, our investing activities provided $3.3 million of cash, compared to approximately $6.6 million used during the year ended December 31, 2014. This $9.9 million increase in cash provided by investing activities was primarily due to a decrease in cash classified as restricted cash on assets that are securitized.

During the year ended December 31, 2015, our financing activities used $20.8 million of cash, compared to $8.2 million used during the year ended December 31, 2014. This $12.6 million increase in cash used was primarily due to the repayments of approximately $88.7 million on the Wells Facility and $60.0 million of 2019 Notes. These increases were offset by increases in proceeds from issuance of common stock of $90.3 million as a result of a public offering of 7,590,000 shares on March 27, 2015 and decreases in settlements of Convertible Senior Notes of $53.1 million.

As of December 31, 2015, net assets totaled $717.1 million, with a NAV per share of $9.94. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2015 our asset coverage ratio under our regulatory requirements as a business development company was 274.8%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 219.4% at December 31, 2015.

Outstanding Borrowings

At December 31, 2015 and December 31, 2014, we had the following available borrowings and outstanding amounts:

	December 31, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	110,364	110,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,522	17,674	17,345
Wells Facility (4)	75,000	50,000	75,000	—
Union Bank Facility (4)	75,000	—	75,000	—
Total	$700,468	$600,386	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both December 31, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the year ended December 31, 2015, holders of approximately $70,000 of our Convertible Senior Notes exercised their conversion rights. The balance at December 31, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was approximately $82,000 at December 31, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to meeting the borrowing base requirements.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the Consolidated Statement of Operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of December 31, 2015 and December 31, 2014 were as follows:

(in thousands)	December 31, 2015	December 31, 2014
SBA Debentures	$3,371	$4,038
2019 Notes	2,185	4,352
2024 Notes	2,872	3,205
2017 Asset-Backed Notes	—	506
2021 Asset-Backed Notes	2,305	3,207
Convertible Senior Notes	44	175
Wells Facility	669	794
Union Bank Facility	229	156
Total	$11,675	$16,433

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

At December 31, 2015, we had approximately $75.4 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, we had approximately $40.5 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $86.0 million of non-binding term sheets outstanding to eight new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2015, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)	Total Unfunded
Portfolio Company	Commitments
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Machine Zone, Inc.	10,000
Aquantia Corp.	6,499
Message Systems, Inc.	5,882
Genocea Biosciences, Inc.	5,000
Antenna79 (p.k.a. Pong Research Corporation)	4,692
Druva, Inc.	3,000
Flowonix Medical	2,000
Cranford Pharmaceuticals, LLC	1,900
Zoom Media Group, Inc.	940
Touchcommerce, Inc.	489
Total	$75,402

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2015:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$600,386	$17,522	$129,300	$211,564	$242,000
Operating Lease Obligations (5)	4,843	1,624	2,924	295	—
Total	$605,229	$19,146	$132,224	$211,859	$242,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $110.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.5 million of the Convertible Senior Notes and $50.0 million in outstanding borrowings on the Wells Facility as of December 31, 2015.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was $82,000 at December 31, 2015.

(5)	Long-Term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.7 million, $1.6 million and $1.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law, subject to the restrictions in the 1940 Act.

Borrowings

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $44.0 million in HT II as of December 31, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2015. As of December 31, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2015 we held investments in HT II in 32 companies with a fair value of approximately $79.5 million, accounting for approximately 6.6% of our total portfolio. HT II held approximately $128.3 million in assets and accounted for approximately 7.6% of our total assets prior to consolidation at December 31, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2015. As of December 31, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2015, we held investments in HT III in 44 companies with a fair value of approximately $255.9 million accounting for approximately 21.3% of our total portfolio. HT III held approximately $310.8 million in assets and accounted for approximately 18.5% of the Company’s total assets prior to consolidation at December 31, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62% excluding annual fees. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The rates of borrowings on the Company’s SBA debentures range from 3.05% to 5.53% when including these annual fees.

The average amount of debentures outstanding for the year ended December 31, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the year ended December 31, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$6,969	$7,328
Amortization of debt issuance cost (loan fees)	667	1,036
Total interest expense and fees	$7,636	$8,364
Cash paid for interest expense and fees	$6,942	$8,042

As of December 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2015, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding on our Consolidated Statement of Assets and Liabilities as of December 31, 2015 and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, we and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the 2019 Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% notes due 2019 (“the April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, we reopened our April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which included the exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

On September 24, 2012, we and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to our issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

In April 2015, we redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015, we redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors.

As of December 31, 2015 and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	45,874	85,874
Carrying Value of 2019 Notes	$110,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a) (1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$10,899	$11,926
Amortization of debt issuance cost (loan fees)	2,167	967
Total interest expense and fees	$13,066	$12,893
Cash paid for interest expense and fees	$11,132	$11,926

As of December 31, 2015, we were in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

2024 Notes

On July 14, 2014, we and U.S. Bank National Association (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between us and the 2024 Trustee, dated July 14, 2014, relating to our issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated net proceeds of approximately $99.9 million.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2015, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

At both December 31, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$6,437	$2,955
Amortization of debt issuance cost (loan fees)	333	153
Total interest expense and fees	$6,770	$3,108
Cash paid for interest expense and fees	$6,437	$1,887

2017 Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours  made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes, (the “2017 Asset-Backed Notes”) which were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by the 2012 Securitization Issuer pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, the 2012 Trust Depositor, the 2012 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and were backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and serviced by us.

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

Interest on the 2017 Asset-Backed Notes was paid, to the extent of funds available, at a fixed rate of 3.32% per annum. For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$141	$1,628
Amortization of debt issuance cost (loan fees)	506	2,180
Total interest expense and fees	$647	$3,808
Cash paid for interest expense and fees	$—	$—

Under the terms of the 2017 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017Asset-Backed Notes. We segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at December 31, 2015.

2021 Asset-Backed Notes

On November 13, 2014, we completed a $237.4 million term debt securitization in connection with which an affiliate of ours  made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2021 Asset-Backed Notes”), which were rated A(sf) by Kroll Bond Rating Agency, Inc. (KBRA). The 2021 Asset-Backed Notes were sold by the 2014 Securitization Issuer pursuant to a note purchase agreement, dated as of November 13, 2014, by and among us, the 2014 Trust Depositor, the 2014 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to us. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(A)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(a)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provide by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At both December 31, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$4,557	$608
Amortization of debt issuance cost (loan fees)	902	117
Total interest expense and fees	$5,459	$725
Cash paid for interest expense and fees	$4,557	$418

Under the terms of the 2021 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $9.2 million and $11.5 million of restricted cash as of December 31, 2015 and December 31, 2014, respectively, funded through interest collections. See Note 4 to our consolidated financial statements for more detail on the 2021 Asset-Backed Notes.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016. During the year ended December 31, 2015, holders of approximately $70,000 of our Convertible Senior Notes exercised their conversion rights. As of December 31, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.5 million.

The Convertible Senior Notes mature on April 15, 2016, unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders could convert their Convertible Senior Notes only under certain circumstances set forth in the indenture governing the Convertible Senior Notes. On or after October 15, 2015, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate was initially 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the conversion rate is increased for converting holders. As of December 31, 2015, the conversion rate was 90.6580 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.03 per share of common stock).

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

The Convertible Senior Notes are accounted for in accordance with ASC Subtopic 470-20 (previously the Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

Upon meeting the stock trading price conversion requirement as set forth in the indenture governing the Convertible Senior Notes, dated April 15, 2011, between us and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of December 31, 2015, approximately $57.4 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million shares of the our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes were not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time as described above.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the years ended December 31, 2015 and 2014 was approximately $1,000 and $1.6 million, respectively. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of December 31, 2015 and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(82)	(329)
Carrying value of Convertible Senior Debt	$17,522	$17,345

For the years ended December 31, 2015 and 2014, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$1,007	$2,753
Accretion of original issue discount	246	843
Amortization of debt issuance cost (loan fees)	131	450
Total interest expense and fees	$1,384	$4,046
Cash paid for interest expense and fees	$1,057	$3,465

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the years ended December 31, 2015 and December 31, 2014. Interest expense decreased by approximately $1.7 million during the year ended December 31, 2015 from the year ended December 31, 2014, due to Convertible Senior Notes settled in the period. As of December 31, 2015, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for more detail on the Convertible Senior Notes.

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

On December 16, 2015, we entered into an amendment to the Wells Facility that extended the revolving credit availability period and maturity date of the facility. As amended, the revolving credit availability period ends on August 1, 2018 and the Wells Facility matures on August 2, 2019, unless terminated sooner in accordance with its terms.

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance, LLC and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2015 and 2014, this non-use fee was approximately $294,000 and $380,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require us to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011 we paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, we paid an additional $750,000 in structuring fees and in connection with the amendment in December 2015, we paid an additional $188,000 in structuring fees. These fees are being amortized through the end of the term of the Wells Facility.

We had aggregate draws of $138.7 million on the available facility during the year ended December 31, 2015 offset by repayments of $88.7 million. At December 31, 2015 there was $50.0 million of borrowings outstanding on this facility. At December 31, 2014 there were no borrowings outstanding on this facility.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$578	$—
Amortization of debt issuance cost (loan fees)	361	198
Total interest expense and fees	$939	$198
Cash paid for interest expense and fees	$402	$—

See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

Union Bank Facility

We have a $75.0 million revolving senior secured credit facility with MUFG Union Bank, N.A. (“MUFG Union Bank”). We originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. We further amended the Union Bank Facility in November 2015 but the amendment did not result in any material changes to the facility.

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the years ended December 31, 2015 and 2014, this non-use fee was approximately $380,000 and $240,000, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of December 31, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At December 31, 2015 there were no borrowings outstanding on the Union Bank Facility. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility with Citigroup which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal the Maximum Participation Limit. The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2015, we reduced our realized gain by approximately $143,000 for Citigroup’s participation in the realized gain from the acquisition proceeds we received on equity exercised from warrants that were included in the collateral pool. We recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $11,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by the acquisition proceeds we received on our Atrenta, Inc. equity investment. The remaining value of their participation right on unrealized gains in the related equity investments is approximately $111,000 as of December 31, 2015 and is included in accrued liabilities.  There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.2 million under the warrant participation agreement thereby reducing realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the warrant participation agreement are set to expire between February 2016 and January 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
			$11.54

*	Dividend paid in cash and stock.

On February 17, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 14, 2016 to shareholders of record as of March 7, 2016. This dividend will represent our forty-second consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $11.54 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2015, 2014 and 2013, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

Shortly after the close of each calendar year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders subject to information reporting. To the extent our taxable earnings fall below the total amount of our distributions for any taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We expect to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders in determining “taxable income.” Taxable income includes our taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we distribute dividends in respect of each calendar year in a timely manner to our shareholders of an amount at least equal to the Excise Tax Avoidance Requirements. We will not be subject to excise tax on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year dividend distributions from such taxable income into the next taxable year and pay a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution as dividends in the next taxable year under the Code is the total amount of dividends paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, dividends declared and paid by us in a taxable year may differ from taxable income for that taxable year as such dividends may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

We intend to distribute approximately $8.2 million of spillover earnings from ordinary income for the year ended December 31, 2015 to our shareholders in 2016.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2015, approximately 90.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

See “Determination of Net Asset Value” for a discussion of our investment valuation process.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2015 and as of December 31, 2014. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2015, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable(1)	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

(1)	Note that escrow receivable has been added to the fair value leveling disclosure as of December 31, 2015. We had $3.6 million of escrow receivable as of December 31, 2014.

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(in thousands)	Balance January 1, 2014	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the initial public offerings of Box, Inc.,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

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

For the year ended December 31, 2015, approximately $179,000 in net unrealized depreciation and $745,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $13.7 million and $5.9 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type – Level Three Debt Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$72,981	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.29%
	406,590	Market Comparable Companies	Hypothetical Market Yield	9.55% - 16.75%	12.67%
			Premium/(Discount)	(0.75%) - 0.00%
Technology	6,873	Originated Within 6 Months	Origination Yield	15.19%	15.19%
	283,045	Market Comparable Companies	Hypothetical Market Yield	6.57% - 23.26%	13.22%
			Premium/(Discount)	(0.25%) - 0.50%
	36,815	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Sustainable and Renewable Technology	11,045	Originated Within 6 Months	Origination Yield	19.74%	19.74%
	105,382	Market Comparable Companies	Hypothetical Market Yield	10.62% - 27.31%	15.91%
			Premium/(Discount)	0.00%
	1,013	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	80,530	Market Comparable Companies	Hypothetical Market Yield	11.65% - 19.90%	15.26%
			Premium/(Discount)	0.00% - 0.50%
	3,764	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	17,811	Originated Within 6 Months	Origination Yield	12.70% - 14.50%	13.00%
	15,151	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	12,434	Imminent Payoffs (d)
	48,962	Debt Investments Maturing in Less than One Year
	$1,102,396	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries note above as follows:

•	Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, and Drug Delivery industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Sustainable and Renewable Technology, above, aligns with the Sustainable and Renewable Technology Industry in the Consolidated Schedule of Investments.
•	Medical Devices, above, is comprised of debt investments in the Surgical Devices and Medical Devices and Equipment industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Sustainable and Renewable Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	9,318	Imminent Payoffs (d)
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of our securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries note above as follows:

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

•

Sustainable and Renewable Technology, above, aligns with the Sustainable and Renewable Technology Industry in the Consolidated Schedule of Investments. In our quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K for the year ended December 31, 2014, we referred to this industry sector as “Energy Technology.”

•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

(a)

The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Income Recognition

We record interest income on an accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or we believe the portfolio company has demonstrated the ability to repay our current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At December 31, 2015, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively, compared to four debt investments on non-accrual at December 31, 2014 with a cumulative investment cost and fair value of approximately $28.9 million and $10.6 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest is on non-accrual. The increase in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2015 and December 31, 2014 is the result of placing three new debt investments on non-accrual status during the period, offset by the liquidation of two debt investments that were on non-accrual at December 31, 2014. During the year ended December 31, 2015, we recognized a realized loss of approximately $180,000 on the write off of one debt investment that was on non-accrual at December 31, 2014. In addition, we recognized a realized loss of $1.2 million on the partial write off of one debt investment that is on non-accrual as of December 31, 2015.

Paid-In-Kind and End of Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our ability to be subject to tax as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $4.7 million and $3.3 million in PIK income during the years ended December 31, 2015 and 2014, respectively.

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

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2015 was approximately $3.0 million and was fair valued and held in accordance with ASC 820.

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

Income Taxes

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders in determining its “taxable income.” Taxable income includes our taxable interest, dividend and fee income, reduced by deductible expenses, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

As a RIC, we will be subject to a 4% U.S. nondeductible federal excise tax on certain undistributed income and gains unless we distribute dividends in a timely manner an amount at least equal to the Excise Tax Avoidance Requirements. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year dividend distributions from such taxable income into the next taxable year and pay a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of dividends paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, dividends declared and paid by us in a taxable year may differ from taxable income for that taxable year as such dividends may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

We intend to distribute approximately $8.2 million of spillover earnings from ordinary income for the year ended December 31, 2015 to our shareholders in 2016. We distributed 100% of our spillover from long term capital gains for the taxable year ended December 31, 2014 to our shareholders during 2015.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Updated (“ASU”) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities (“VIE”) guidance. We currently consolidate all VIEs of which we are the primary beneficiary, thus we do not anticipate a material impact from adopting this standard on our financial statements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”,  which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of the Wells Facility as debt issuance costs are amortized over the term of the line of credit. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

Subsequent Events

Dividend Declaration

On February 17, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 14, 2016 to shareholders of record as of March 7, 2016.This dividend would represent our forty-second consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $11.54 per share.

Corporate Rebranding

On February 25, 2016, we changed our name to “Hercules Capital, Inc.”, from “Hercules Technology Growth Capital, Inc.” We will continue to trade on the New York Stock Exchange under the “HTGC” ticker symbol.

Share Repurchase Program

On February 24, 2015, the Board of Directors approved a $50.0 million open market share repurchase program and on February 17, 2016, the Board of Directors extended the program until August 23, 2016. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our then most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. Subsequent to December 31, 2015 and as of February 22, 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. As of February 22, 2016, approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.

Restricted Stock Award Grants

In January 2016, the Company granted approximately 536,250 restricted stock awards pursuant to the Plans.

Closed and Pending Commitments

As of February 22, 2016, we have:

•	Closed debt and equity commitments of approximately $126.4 million to new and existing portfolio companies and funded approximately $98.4 million since the close of the fourth quarter.
•	Pending commitments (signed non-binding term sheets) of approximately $143.5 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
Q1-16 Closed Commitments (as of February 22, 2016)(a)	$126.4
Pending Commitments (as of February 22, 2016)(b)	143.5
Year to date 2016 Closed and Pending Commitments	$269.9

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of February 22, 2016, we held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2015, approximately 93.7% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(2,677)	$(200)	$(2,477)
100	$8,640	$313	$8,328
200	$19,186	$625	$18,561
300	$30,668	$938	$29,730
400	$42,357	$1,250	$41,107
500	$54,197	$1,563	$52,634

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts.  While hedging activities may insulate us against changes in interest rates (and foreign currencies), they may also limit our ability to participate in the benefits of lower interest rates (and foreign currencies) with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2015, we did not engage in interest rate (or foreign currency) hedging activities.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Hercules Capital, Inc.

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)  and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2015 by correspondence with the custodian, borrowers and brokers, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 25, 2016

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Investments:
Non-control/Non affiliate investments:
Debt investments (cost of $1,150,103 and $948,989, respectively)	$1,109,196	$922,306
Equity investments (cost of $50,305 and $34,626, respectively)	60,781	65,554
Warrant investments (cost of $38,131 and $36,184, respectively)	22,675	24,878
Total Non-control/Non-affiliate investments (cost of $1,238,539 and $1,019,799, respectively)	1,192,652	1,012,738
Affiliate investments:
Debt investments (cost of $2,200 and $2,993, respectively)	1,013	1,600
Equity investments (cost of $8,912 and $9,837, respectively)	6,661	6,179
Warrant investments (cost of $2,630 and $2,708, respectively)	312	220
Total Affiliate investments (cost of $13,742 and $15,538, respectively)	7,986	7,999
Total investments, at value (cost of $1,252,281 and $1,035,337, respectively)	1,200,638	1,020,737
Cash and cash equivalents	95,196	227,116
Restricted cash	9,191	12,660
Interest receivable	9,239	9,453
Other assets	20,497	29,257
Total assets	$1,334,761	$1,299,223

Liabilities
Accounts payable and accrued liabilities	$17,241	$14,101
Long-term Liabilities (Convertible Senior Notes)	17,522	17,345
Wells Facility	50,000	—
2017 Asset-Backed Notes	—	16,049
2021 Asset-Backed Notes	129,300	129,300
2019 Notes	110,364	170,364
2024 Notes	103,000	103,000
Long-Term SBA Debentures	190,200	190,200
Total liabilities	$617,627	$640,359
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	73	65
Capital in excess of par value	752,244	657,233
Unrealized depreciation on investments(1)	(52,808)	(17,076)
Accumulated realized gains on investments	27,993	14,079
Undistributed net investment income (Distributions in excess of net investment income)	(10,368)	4,563
Total net assets	$717,134	$658,864
Total liabilities and net assets	$1,334,761	$1,299,223

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	72,118	64,715
Net asset value per share	$9.94	$10.18

(1)

Amounts includes $1.2 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities.

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

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Restricted Cash	$9,191	$12,660
Total investments, at value (cost of $258,748 and $296,314, respectively)	257,657	291,464
Total assets	$266,848	$304,124

Liabilities
Asset-Backed Notes	$129,300	$145,349
Total liabilities	$129,300	$145,349

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$139,919	$124,776	$121,302
Affiliate investments	347	1,842	2,369
Total interest income	140,266	126,618	123,671
Fees
Non-Control/Non-Affiliate investments	16,865	17,013	16,016
Affiliate investments	1	34	26
Total fees	16,866	17,047	16,042
Total investment income	157,132	143,665	139,713
Operating expenses:
Interest	30,834	28,041	30,334
Loan fees	6,055	5,919	4,807
General and administrative	16,658	10,209	9,354
Employee Compensation:
Compensation and benefits	20,713	16,604	16,179
Stock-based compensation	9,370	9,561	5,974
Total employee compensation	30,083	26,165	22,153
Total operating expenses	83,630	70,334	66,648
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1)	(1,581)	—
Net investment income	73,501	71,750	73,065
Net realized gain on investments
Non-Control/Non-Affiliate investments	5,147	20,112	14,836
Total net realized gain on investments	5,147	20,112	14,836
Net change in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(36,839)	(17,392)	12,370
Affiliate investments	1,107	(3,282)	(825)
Total net unrealized appreciation (depreciation) on investments	(35,732)	(20,674)	11,545
Total net realized and unrealized gain (loss)	(30,585)	(562)	26,381
Net increase in net assets resulting from operations	$42,916	$71,188	$99,446

Net investment income before investment gains and losses per common share:
Basic	$1.04	$1.13	$1.22
Change in net assets resulting from operations per common share:
Basic	$0.60	$1.12	$1.67
Diluted	$0.59	$1.10	$1.63
Weighted average shares outstanding
Basic	69,479	61,862	58,838
Diluted	69,663	63,225	60,292
Dividends declared per common share:
Basic	$1.24	$1.24	$1.11

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

						Undistributed
						Net Investment
						Income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in Excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Gains	Assets
Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968
Net increase (decrease) in net assets resulting from operations	—	—	—	11,545	14,836	73,065	—	99,446
Public offering, net of offering expenses	8,050	8	95,529	—	—	—	—	95,537
Issuance of common stock due to stock option exercises	2,019	2	25,245	—	—	—	—	25,247
Retired shares from net issuance	(1,739)	(2)	(26,112)	—	—	—	—	(26,114)
Issuance of common stock under restricted stock plan	606	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(183)	—	(1,878)	—	—	—	—	(1,878)
Issuance of common stock as stock dividend	159	—	2,201	—	—	—	—	2,201
Dividends distributed	—	—	—	—	—	(66,454)	—	(66,454)
Stock-based compensation	—	—	6,054	—	—	—	—	6,054
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8,952)	—	6,840	2,112	—	—
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$(20,674)	$20,112	$71,750	$—	$71,188
Public offering, net of offering expenses	2,111	2	9,007	—	—	—	—	9,009
Issuance of common stock due to stock option exercises	354	—	3,955	—	—	—	—	3,955
Retired shares from net issuance	(277)	—	(4,564)	—	—	—	—	(4,564)
Issuance of common stock under restricted stock plan	990	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(397)	—	(3,292)	—	—	—	—	(3,292)
Issuance of common stock as stock dividend	97	—	1,485	—	—	—	—	1,485
Dividends distributed	—	—	—	—	—	(78,562)	—	(78,562)
Stock-based compensation	—	—	9,638	—	—	—	—	9,638
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(15,589)	—	9,207	6,382	—	—
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$(35,732)	$5,147	$73,501	$—	$42,916
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Acquisition of common stock under repurchase plan	(437)	—	(4,644)					(4,644)
Issuance of common stock due to stock option exercises	64	—	427	—	—	—	—	427
Retired shares from net issuance	(29)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	676	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(662)	(1)	(4,566)	—	—	—	—	(4,567)
Issuance of common stock as stock dividend	200	—	2,446	—	—	—	—	2,446
Dividends distributed	—	—	—	—	—	(87,438)	—	(87,438)
Stock-based compensation	—	—	9,461	—	—	—	—	9,461
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,773)	—	8,767	(994)	—	—
Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$27,993	$(10,026)	$(342)	$717,134

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$42,916	$71,188	$99,446
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(712,701)	(623,232)	(487,558)
Principal and fee payments received on investments	509,593	503,003	477,535
Proceeds from the sale of investments	17,892	33,432	44,832
Net unrealized depreciation (appreciation) on investments	35,732	20,674	(11,545)
Net realized gain on investments	(5,147)	(20,112)	(14,836)
Accretion of paid-in-kind principal	(4,037)	(2,549)	(3,103)
Accretion of loan discounts	(8,049)	(9,792)	(6,652)
Accretion of loan discount on Convertible Senior Notes	246	843	1,083
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	1	1,581	—
Payment of loan discount on Convertible Senior Notes	(5)	(4,195)	—
Accretion of loan exit fees	(14,947)	(11,541)	(9,251)
Change in deferred loan origination revenue	1,904	(281)	1,409
Unearned fees related to unfunded commitments	(2,064)	(259)	(1,525)
Amortization of debt fees and issuance costs	5,161	5,256	4,044
Depreciation	193	266	252
Stock-based compensation and amortization of restricted stock grants	9,461	9,638	6,054
Change in operating assets and liabilities:
Interest and fees receivable	213	(490)	672
Prepaid expenses and other assets	4,826	1,351	926
Accounts payable	(639)	271	54
Accrued liabilities	5,090	(1,583)	1,757
Net cash provided by (used in) operating activities	(114,361)	(26,531)	103,594

Cash flows from investing activities:
Purchases of capital equipment	(187)	(190)	(311)
Reduction of (investment in) restricted cash	3,469	(6,389)	(6,271)
Other long-term assets	—	25	—
Net cash provided by (used in) investing activities	3,282	(6,554)	(6,582)

Cash flows from financing activities:
Issuance of common stock, net	100,092	9,837	95,120
Repurchase of common stock, net	(4,645)	—	—
Retirement of employee shares	(4,562)	(3,901)	(2,744)
Dividends paid	(84,992)	(77,076)	(64,252)
Issuance of 2024 Notes Payable	—	103,000	—
Issuance of 2021 Asset-Backed Notes	—	129,300	—
Repayments of 2017 Asset-Backed Notes	(16,049)	(73,508)	(39,743)
Repayments of Long-Term SBA Debentures	—	(34,800)	—
Repayments of 2019 Notes	(60,000)	—	—
Borrowings of credit facilities	138,689	—	—
Repayments of credit facilities	(88,689)	—	—
Cash paid for debt issuance costs	—	(6,669)	—
Cash paid for redemption of Convertible Senior Notes	(65)	(53,131)	—
Fees paid for credit facilities and debentures	(620)	(1,219)	(19)
Net cash used in financing activities	(20,841)	(8,167)	(11,638)
Net increase (decrease) in cash and cash equivalents	(131,920)	(41,252)	85,374
Cash and cash equivalents at beginning of period	227,116	268,368	182,994
Cash and cash equivalents at end of period	$95,196	$227,116	$268,368

Supplemental non-cash investing and financing activities:
Interest paid	$30,527	$25,738	$25,245
Income taxes paid	$973	$133	$85
Dividends Reinvested	$2,446	$1,485	$2,201

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Debt Investments
Communications & Networking
1-5 Years Maturity
Avanti Communications Group (4)(9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$10,000	$8,900	$7,812
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,370	9,134	2,444
SkyCross, Inc. (7)(12)(13)(14)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, PIK Interest 5.00%	$19,649	20,080	14,859
Spring Mobile Solutions, Inc. (13)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	2,935	2,935
Subtotal: 1-5 Years Maturity						41,049	28,050
Subtotal: Communications & Networking (3.91%)*						41,049	28,050
Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation) (12)(14)	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$308	308	308
Subtotal: Under 1 Year Maturity						308	308
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (12)(13)(14)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%	$4,955	4,785	4,783
Miles, Inc. (p.k.a. Fluc, Inc.) (8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
Nasty Gal (13)(14)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$15,000	14,876	14,876
The Neat Company (7)(12)(13)(14)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%	$15,936	15,545	5,527
Subtotal: 1-5 Years Maturity						35,306	25,186
Subtotal: Consumer & Business Products (3.55%)*						35,614	25,494

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$20,772	$20,678
Agile Therapeutics, Inc. (10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,231	16,107
BIND Therapeutics, Inc. (13)(14)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%	$15,000	15,119	15,044
BioQ Pharma Incorporated (10)(13)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	10,180	10,066
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$3,000	2,962	2,962
Total BioQ Pharma Incorporated					$13,000	13,142	13,028
Celator Pharmaceuticals, Inc. (10)(13)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$14,573	14,594	14,609
Celsion Corporation (10)(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$6,346	6,501	6,544
Dance Biopharm, Inc. (13)(14)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$2,705	2,776	2,757
Edge Therapeutics, Inc. (10)(13)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$5,466	5,431	5,455
Egalet Corporation (11)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$15,000	14,967	15,036
Neos Therapeutics, Inc. (10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	10,000	10,007
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$10,000	10,043	9,998
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,977	4,957
Total Neos Therapeutics, Inc.					$25,000	25,020	24,962
Pulmatrix Inc. (8)(10)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$7,000	6,877	6,856
ZP Opco, Inc (p.k.a. Zosano Pharma) (10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$15,000	14,925	14,781
Subtotal: 1-5 Years Maturity						156,355	155,857
Subtotal: Drug Delivery (21.73%)*						156,355	155,857

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Discovery & Development
1-5 Years Maturity
Aveo Pharmaceuticals, Inc. (9)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	$10,076	$9,944
Cerecor, Inc. (13)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$5,688	5,705	5,740
Cerulean Pharma, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$21,000	21,132	21,109
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(13)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$25,000	25,507	25,550
Epirus Biopharmaceuticals, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$15,000	14,852	14,924
Genocea Biosciences, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 3.75% or Floor rate of 7.25%	$17,000	17,008	16,948
Immune Pharmaceuticals (10)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$4,500	4,374	4,374
Insmed, Incorporated (10)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	25,128	24,991
Mast Therapeutics, Inc. (13)(14)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$15,000	14,808	14,808
Melinta Therapeutics (11)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$30,000	29,843	29,703
Merrimack Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,000
Neothetics, Inc. (p.k.a. Lithera, Inc) (13)(14)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	9,966	9,940
Neuralstem, Inc. (13)(14)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$8,335	8,418	8,397
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(13)(14)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$20,000	19,828	19,828
uniQure B.V. (4)(9)(10)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	19,956	19,929
XOMA Corporation (9)(13)(14)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$20,000	19,974	19,815
Subtotal: 1-5 Years Maturity						271,575	271,000
Subtotal: Drug Discovery & Development (37.79%)*						271,575	271,000

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Electronics & Computer Hardware
1-5 Years Maturity
Persimmon Technologies (13)	Electronics & Computer Hardware	Senior Secured	June 2019	Interest rate PRIME + 7.50% or Floor rate of 11.00%	$7,000	$6,873	$6,873
Subtotal: 1-5 Years Maturity						6,873	6,873
Subtotal: Electronics & Computer Hardware (0.96%)*						6,873	6,873
Sustainable and Renewable Technology
Under 1 Year Maturity
Agrivida, Inc. (13)(14)	Sustainable and Renewable Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,362	4,587	4,587
American Superconductor Corporation (10)(13)	Sustainable and Renewable Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$3,667	4,106	4,106
Fluidic, Inc. (10)(13)	Sustainable and Renewable Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$784	931	931
Polyera Corporation (13)(14)	Sustainable and Renewable Technology	Senior Secured	April 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$637	890	890
Stion Corporation (5)(13)	Sustainable and Renewable Technology	Senior Secured	March 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$2,200	2,200	1,013
Sungevity, Inc. (11)	Sustainable and Renewable Technology	Senior Secured	April 2016	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	20,000
Subtotal: Under 1 Year Maturity						32,714	31,527
1-5 Years Maturity
American Superconductor Corporation (10)(13)	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,496	1,484
Amyris, Inc. (9)(11)(13)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$17,543	17,543	17,499
	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$3,497	3,497	3,488
	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$10,960	11,045	11,045
Total Amyris, Inc.					$32,000	32,085	32,032
Modumetal, Inc. (13)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$1,759	2,062	2,032
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$7,061	7,101	7,080
Total Modumetal, Inc.					$8,820	9,163	9,112
Polyera Corporation (13)	Sustainable and Renewable Technology	Senior Secured	January 2017	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$1,254	1,455	1,455
Proterra, Inc. (10)(13)	Sustainable and Renewable Technology	Senior Secured	December 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$25,000	24,995	24,550
Sungevity, Inc. (11)(13)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	34,733	34,773
Tendril Networks (13)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$15,000	14,735	14,477
Subtotal: 1-5 Years Maturity						118,662	117,883
Subtotal: Sustainable and Renewable Technology (20.83%)*						151,376	149,410
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (13)(14)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%	$5,000	4,907	4,918
InstaMed Communications, LLC (13)(14)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,048	10,049
Subtotal: 1-5 Years Maturity						14,955	14,967
Subtotal: Healthcare Services, Other (2.09%)*						14,955	14,967

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Information Services
Under 1 Year Maturity
Eccentex Corporation (13)(16)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$13	$28	$28
InXpo, Inc. (13)(14)	Information Services	Senior Secured	October 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$1,589	1,624	1,624
Subtotal: Under 1 Year Maturity						1,652	1,652
Subtotal: Information Services (0.23%)*						1,652	1,652
Internet Consumer & Business Services
Under 1 Year Maturity
NetPlenish (7)(8)(14)	Internet Consumer & Business Services	Convertible Debt	September 2016	Interest rate FIXED 10.00%	$381	373	—
	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate FIXED 10.00%	$45	45	—
Total NetPlenish					$426	418	—
Subtotal: Under 1 Year Maturity						418	—
1-5 Years Maturity
Aria Systems, Inc. (10)(12)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,101	17,850	17,673
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,021	1,995	1,972
Total Aria Systems, Inc.					$20,122	19,845	19,645
One Planet Ops Inc. (p.k.a. Reply! Inc.) (7)(12)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$6,321	5,811	5,811
	Internet Consumer & Business Services	Senior Secured	March 2019	PIK Interest 2.00%	$2,129	2,129	55
Total One Planet Ops Inc. (p.k.a. Reply! Inc.)					$8,450	7,940	5,866
ReachLocal (13)	Internet Consumer & Business Services	Senior Secured	April 2018	Interest rate PRIME + 8.50% or Floor rate of 11.75%	$25,000	24,868	24,769
Tapjoy, Inc. (11)(13)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$20,000	19,598	19,514
Tectura Corporation (7)(12)(15)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	4,851
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$8,170	8,170	6,128
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	422
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	3,750
Total Tectura Corporation					$20,201	20,201	15,151
Subtotal: 1-5 Years Maturity						92,452	84,945
Subtotal: Internet Consumer & Business Services (11.85%)*						92,870	84,945
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	January 2016	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,060	5,060	5,060
Subtotal: Under 1 Year Maturity						5,060	5,060
1-5 Years Maturity
Machine Zone, Inc. (12)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$90,729	88,730	88,101
Subtotal: 1-5 Years Maturity						88,730	88,101
Subtotal: Media/Content/Info (12.99%)*						93,790	93,161

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Medical Devices & Equipment
Under 1 Year Maturity
Medrobotics Corporation (13)(14)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$576	$735	$735
SonaCare Medical, LLC (p.k.a. US HIFU, LLC) (13)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$292	700	700
Subtotal: Under 1 Year Maturity						1,435	1,435
1-5 Years Maturity
Amedica Corporation (8)(13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 9.20% or Floor rate of 12.45%	$17,051	17,642	17,350
Aspire Bariatrics, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$7,000	6,771	6,739
Avedro, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$12,500	12,391	12,201
Flowonix Medical Incorporated (11)(13)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$15,000	15,071	14,974
Gamma Medica, Inc. (10)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$4,000	4,009	3,989
InspireMD, Inc. (4)(9)(13)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$5,009	5,380	3,764
Quanterix Corporation (10)(13)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$9,661	9,718	9,659
SynergEyes, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,263	4,516	4,464
Subtotal: 1-5 Years Maturity						75,498	73,140
Subtotal: Medical Devices & Equipment (10.40%)*						76,933	74,575
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation (14)	Semiconductors	Senior Secured	July 2016	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$5,000	5,000	5,000
Subtotal: Under 1 Year Maturity						5,000	5,000
1-5 Years Maturity
Achronix Semiconductor Corporation (13)(14)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	5,027	4,999
Aquantia Corporation	Semiconductors	Senior Secured	February 2017	Interest rate PRIME + 2.95% or Floor rate of 6.20%	$5,001	5,001	5,001
Avnera Corporation (10)(13)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$7,500	7,498	7,568
Subtotal: 1-5 Years Maturity						17,526	17,568
Subtotal: Semiconductors (3.15%)*						22,526	22,568

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Software
Under 1 Year Maturity
Clickfox, Inc. (13)(14)(16)	Software	Senior Secured	December 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$3,300	$3,465	$3,465
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (12)(13)(14)	Software	Senior Secured	October 2016	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,335	1,350	875
Neos, Inc. (13)(14)	Software	Senior Secured	May 2016	Interest rate PRIME + 6.75% or Floor rate of 10.50%	$729	895	895
Touchcommerce, Inc. (14)	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$5,511	5,511	5,511
Subtotal: Under 1 Year Maturity						11,221	10,746
1-5 Years Maturity
Actifio, Inc. (12)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$30,263	30,019	29,712
Clickfox, Inc. (13)(14)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,475	5,490	5,490
Druva, Inc. (10)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$12,000	12,080	12,034
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (12)(13)(14)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$11,082	11,174	7,245
Message Systems, Inc. (14)	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,103	17,013
	Software	Senior Secured	February 2017	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$1,618	1,618	1,616
Total Message Systems, Inc.					$19,118	18,721	18,629
RedSeal Inc. (13)(14)	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$3,000	3,000	2,987
	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,006	4,979
Total RedSeal Inc.					$8,000	8,006	7,966
Soasta, Inc. (13)(14)	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%	$3,500	3,432	3,419
	Software	Senior Secured	February 2018	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$15,000	14,699	14,646
Total Soasta, Inc.					$18,500	18,131	18,065
Touchcommerce, Inc. (13)(14)	Software	Senior Secured	February 2018	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$12,000	11,853	11,721
Subtotal: 1-5 Years Maturity						115,474	110,862
Subtotal: Software (16.96%)*						126,695	121,608

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Specialty Pharmaceuticals
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC (10)(12)	Specialty Pharmaceuticals	Senior Secured	August 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$1,100	$1,100	$1,100
Subtotal: Under 1 Year Maturity						1,100	1,100
1-5 Years Maturity
Alimera Sciences, Inc. (10)(13)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,296	34,309
Cranford Pharmaceuticals, LLC (10)(12)(13)(14)	Specialty Pharmaceuticals	Senior Secured	August 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%	$10,041	10,164	10,235
Jaguar Animal Health, Inc. (10)(13)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$6,000	6,009	6,009
Subtotal: 1-5 Years Maturity						50,469	50,553
Subtotal: Specialty Pharmaceuticals (7.20%)*						51,569	51,653
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (13)	Surgical Devices	Senior Secured	March 2019	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,471	8,396
Subtotal: 1-5 Years Maturity						8,471	8,396
Subtotal: Surgical Devices (1.17%)*						8,471	8,396
Total Debt Investments (154.81%)*						1,152,303	1,110,209

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (14)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$532
Subtotal: Biotechnology Tools (0.07%)*					500	532
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	57
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,380
Subtotal: Communications & Networking (0.62%)*					1,102	4,437
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	217
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
Total Market Force Information, Inc.				668,231	500	220
Subtotal: Consumer & Business Products (0.03%)*					500	220
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	304
Subtotal: Diagnostic (0.04%)*					750	304
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	209
BioQ Pharma Incorporated (14)	Drug Delivery	Equity	Preferred Series D	165,000	500	660
Edge Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	157,190	1,000	1,965
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3)(14)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,790
Revance Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	22,765	557	778
Subtotal: Drug Delivery (0.75%)*					3,674	5,402
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(14)	Drug Discovery & Development	Equity	Common Stock	167,864	842	212
Cerecor, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	399
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	379
Dicerna Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,695
Dynavax Technologies (3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	483
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	618
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,178
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	43
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,284
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,026
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,450
Subtotal: Drug Discovery & Development (1.36%)*					14,635	9,767
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	13
Subtotal: Electronics & Computer Hardware (0.00%)*					34	13
Sustainable and Renewable Technology
Glori Energy, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	6
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	455
SCIEnergy, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 1	385,000	761	—
Sungevity, Inc. (14)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	6,912
Subtotal: Sustainable and Renewable Technology (1.03%)*					8,176	7,373

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Internet Consumer & Business Services
Blurb, Inc. (14)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$244
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	264
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	249
Total Lightspeed POS, Inc.				428,707	500	513
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	349
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	248
Total Oportun (p.k.a. Progress Financial)				306,153	500	597
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	28
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	99
Subtotal: Internet Consumer & Business Services (0.21%)*					1,433	1,481
Medical Devices & Equipment
AtriCure, Inc. (3)(14)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	155
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,953
Gelesis, Inc. (14)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	1,005
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	1,051
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	1,012
Total Gelesis, Inc.				581,038	925	3,068
Medrobotics Corporation (14)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	208
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	189
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	500
Total Medrobotics Corporation				374,703	905	897
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp. (5)(14)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	565
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	169
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,927
Total Optiscan Biomedical, Corp.				63,216,799	8,912	6,661
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	266
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	543
Subtotal: Medical Devices & Equipment (1.89%)*					14,535	13,543
Software
Box, Inc. (3)(14)	Software	Equity	Common Stock	1,287,347	5,653	17,957
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	79
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,031
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,368
	Software	Equity	Preferred Series E	80,587	131	350
Total ForeScout Technologies, Inc.				399,686	529	1,718
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	—
NewVoiceMedia Limited (4)(9)	Software	Equity	Preferred Series E	669,173	963	1,016
WildTangent, Inc. (14)	Software	Equity	Preferred Series 3	100,000	402	190
Subtotal: Software (3.07%)*					8,905	21,991
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (14)	Surgical Devices	Equity	Preferred Series B	219,298	250	32
	Surgical Devices	Equity	Preferred Series C	656,538	282	46
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	637
	Surgical Devices	Equity	Preferred Series E	2,785,402	429	422
Total Gynesonics, Inc.				5,652,395	1,673	1,137
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	154
	Surgical Devices	Equity	Preferred Series C	119,999	300	96
	Surgical Devices	Equity	Preferred Series D	260,000	650	521
	Surgical Devices	Equity	Preferred Series F	100,200	500	471
Total Transmedics, Inc.				569,160	2,550	1,242
Subtotal: Surgical Devices (0.33%)*					4,223	2,379
Total: Equity Investments (9.40%)*					59,217	67,442

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (14)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$187
Subtotal: Biotechnology Tools (0.03%)*					323	187
Communications & Networking
Intelepeer, Inc. (14)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	62
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	375
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	236
SkyCross, Inc. (14)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	53
Subtotal: Communications & Networking (0.10%)*					1,271	726
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (14)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	2
Intelligent Beauty, Inc. (14)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	214
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	651
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A-1	150,212	24	10
Nasty Gal (14)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	20
The Neat Company (14)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.13%)*					1,946	897
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe) (3)(14)	Diagnostic	Warrant	Common Stock	333,333	244	17
Subtotal: Diagnostic (0.00%)*					244	17
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(14)	Drug Delivery	Warrant	Common Stock	176,730	786	238
Agile Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	180,274	730	680
BIND Therapeutics, Inc. (3)(14)	Drug Delivery	Warrant	Common Stock	152,586	488	6
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	423
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	210,675	138	59
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	20
Dance Biopharm, Inc. (14)	Drug Delivery	Warrant	Common Stock	43,813	74	55
Edge Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	78,595	390	417
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,217
Neos Therapeutics, Inc. (3)(14)	Drug Delivery	Warrant	Common Stock	70,833	285	275
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	12
ZP Opco, Inc (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	266	4
Subtotal: Drug Delivery (0.47%)*					4,296	3,406

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$98
Anthera Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(9)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	216
Cerecor, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	10
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	90
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	5
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	368
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	59
Dicerna Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	55
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	11
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	92
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	40
Mast Therapeutics, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	1,524,389	203	215
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	130
Nanotherapeutics, Inc. (14)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,762
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(14)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	2
Neuralstem, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	12
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(14)	Drug Discovery & Development	Warrant	Common Stock	21,467	129	36
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	183
XOMA Corporation (3)(9)(14)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	115
Subtotal: Drug Discovery & Development (0.49%)*					6,551	3,499
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series C	43,076	40	42
Subtotal: Electronics & Computer Hardware (0.01%)*					52	42
Sustainable and Renewable Technology
Agrivida, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	38
Alphabet Energy, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	159
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	82
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	6
Calera, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	176
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	43
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	152
GreatPoint Energy, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	10
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	397,931	37	50
SCIEnergy, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.				676,622	231	—
Scifiniti (p.k.a. Integrated Photovoltaics, Inc.) (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A-1	390,000	82	48
Solexel, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	466
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	569
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	525
Total Sungevity, Inc.				52,472,222	1,445	1,094
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	188	242
TPI Composites, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series B	160	273	85
Trilliant, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	53
Subtotal: Sustainable and Renewable Technology (0.38%)*					7,686	2,704
Healthcare Services, Other
Chromadex Corporation (3)(14)	Healthcare Services, Other	Warrant	Common Stock	419,020	157	164
Subtotal: Healthcare Services, Other (0.02%)*					157	164
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Information Services
Cha Cha Search, Inc. (14)	Information Services	Warrant	Preferred Series G	48,232	$58	$—
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	3
InXpo, Inc. (14)	Information Services	Warrant	Preferred Series C	648,400	98	2
	Information Services	Warrant	Preferred Series C-1	1,032,416	74	—
Total InXpo, Inc.				1,680,816	172	2
RichRelevance, Inc. (14)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					410	5
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	73	88
Blurb, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	148
CashStar, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	34
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,104
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	82
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	104
Prism Education Group, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ReachLocal (3)	Internet Consumer & Business Services	Warrant	Common Stock	300,000	155	290
ShareThis, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	93
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	8
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.27%)*					3,151	1,951
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	143,626	1,802	2,086
Rhapsody International, Inc. (14)	Media/Content/Info	Warrant	Common Stock	715,755	384	218
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	23
Subtotal: Media/Content/Info (0.32%)*					2,534	2,327
Medical Devices & Equipment
Amedica Corporation (3)(14)	Medical Devices & Equipment	Warrant	Common Stock	1,548,387	459	31
Aspire Bariatrics, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	236
Avedro, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	142
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	110,947	203	428
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	144
Gelesis, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	262
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	16,835	242	—
Medrobotics Corporation (14)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	244
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	19
NinePoint Medical, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	119
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (5)(14)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	312
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	63
Total Oraya Therapeutics, Inc.				1,633,038	742	63
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	298
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	115,618	156	60
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
ViewRay, Inc. (3)(14)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	84
Subtotal: Medical Devices & Equipment (0.34%)*					6,564	2,442

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Semiconductors
Achronix Semiconductor Corporation (14)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$27
	Semiconductors	Warrant	Preferred Series D-1	500,000	6	6
Total Achronix Semiconductor Corporation				860,000	166	33
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	39
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	47	65
Subtotal: Semiconductors (0.02%)*					217	137
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	210
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (14)	Software	Warrant	Preferred Series B	413,433	258	625
Clickfox, Inc. (14)	Software	Warrant	Preferred Series B	1,038,563	330	362
	Software	Warrant	Preferred Series C	592,019	730	272
	Software	Warrant	Preferred Series C-A	46,109	13	16
Total Clickfox, Inc.				1,676,691	1,073	650
Hillcrest Laboratories, Inc. (14)	Software	Warrant	Preferred Series E	1,865,650	55	138
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)(14)	Software	Warrant	Preferred Series E	614,333	16	—
Message Systems, Inc. (14)	Software	Warrant	Preferred Series B	408,011	334	497
Mobile Posse, Inc. (14)	Software	Warrant	Preferred Series C	396,430	130	59
Neos, Inc. (14)	Software	Warrant	Common Stock	221,150	22	113
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	55
Poplicus, Inc. (14)	Software	Warrant	Preferred Series C	2,595,230	—	110
Soasta, Inc. (14)	Software	Warrant	Preferred Series E	410,800	691	561
Sonian, Inc. (14)	Software	Warrant	Preferred Series C	185,949	106	39
Touchcommerce, Inc. (14)	Software	Warrant	Preferred Series E	2,282,968	446	581
Subtotal: Software (0.51%)*					3,601	3,638
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	660,377	729	435
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.06%)*					1,036	435

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Surgical Devices
Gynesonics, Inc. (14)	Surgical Devices	Warrant	Preferred Series C	180,480	$75	$12
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	223
Total Gynesonics, Inc.				1,756,445	395	235
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	224	2
	Surgical Devices	Warrant	Preferred Series D	175,000	100	170
	Surgical Devices	Warrant	Preferred Series F	16,476	3	3
Total Transmedics, Inc.				231,912	327	175
Subtotal: Surgical Devices (0.06%)*					722	410
Total: Warrant Investments (3.21%)*					40,761	22,987
Total Investments (167.42%)*					$1,252,281	$1,200,638

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $29.3 million, $81.4 million and $52.1 million respectively. The tax cost of investments is $1.3 billion.

(3)

Except for warrants in 37 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at December 31, 2015 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment as defined under the Investment Company Act of 1940, as amended, in which Hercules owns at least 5% but not more than 25% of the company’s voting securities.
(6)

Control investment as defined under the Investment Company Act of 1940, as amended, in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board. There were no control investments at December 31, 2015.

(7)

Debt is on non-accrual status at December 31, 2015, and is therefore considered non-income producing. Note that at December 31, 2015, only the PIK interest is on non-accrual for the Company’s debt investment in Skycross, Inc and only the $2.1 million PIK loan is on non-accrual for the Company’s debt investment in One Planet Ops Inc. (p.k.a. Reply! Inc.).

(8)	Denotes that all or a portion of the debt investment is convertible debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility.
(12)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or payment-in-kind, interest and is net of repayments.
(13)

Denotes that all or a portion of the debt investment includes an exit fee receivable. This fee ranges from 0.8% to 17.1% of the total debt commitment based on the contractual terms of our loan servicing agreements.

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

(16)	Repayment of debt investment is delinquent of the contractual maturity date as of December 31, 2015.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc. (7)(11)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$267	$180	$—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—
Sustainable and Renewable Technology(16)
Under 1 Year Maturity
Glori Energy, Inc. (10)(12)	Sustainable and Renewable Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$1,778	2,042	2,042
Scifiniti (pka Integrated Photovoltaics, Inc.) (13)	Sustainable and Renewable Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$227	227	227
Stion Corporation (5)(12)	Sustainable and Renewable Technology	Senior Secured	February 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$2,954	2,993	1,600
TAS Energy, Inc. (10)(12)	Sustainable and Renewable Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,901	7,091	7,091
Subtotal: Under 1 Year Maturity						12,353	10,960
1-5 Years Maturity
Agrivida, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,921	5,013	4,923
American Superconductor Corporation (10)(12)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$1,500	1,446	1,446
	Sustainable and Renewable Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$7,667	7,847	7,847
Total American Superconductor Corporation					$9,167	9,293	9,293
Amyris, Inc. (9)(12)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$25,000	25,000	25,170
	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,000	5,000	5,034
Total Amyris, Inc.					$30,000	30,000	30,204
Fluidic, Inc. (10)(12)	Sustainable and Renewable Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$3,674	3,747	3,721
Modumetal, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$3,000	2,991	2,991
Polyera Corporation (12)(13)	Sustainable and Renewable Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,654	3,818	3,810
Subtotal: 1-5 Years Maturity						54,862	54,942
Subtotal: Sustainable and Renewable Technology (16) (10.00%)*						67,215	65,902
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (12)(13)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$2,500	2,407	2,407
InstaMed Communications, LLC (13)	Healthcare Services, Other	Senior Secured	March 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	5,041	5,041
MDEverywhere, Inc. (10)(12)	Healthcare Services, Other	Senior Secured	January 2018	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$3,000	2,962	2,962
Subtotal: 1-5 Years Maturity						10,410	10,410
Subtotal: Healthcare Services, Other (1.58%)*						10,410	10,410

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (13)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$498
Subtotal: Biotechnology Tools (0.08%)*					500	498
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	126
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	7,229
Subtotal: Communications & Networking (1.12%)*					1,102	7,355
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	317
Subtotal: Consumer & Business Products (0.05%)*					500	317
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750
Subtotal: Diagnostic (0.11%)*					750	750
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Equity	Common Stock	54,240	109	365
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (13)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,635
Subtotal: Drug Delivery (0.30%)*					1,618	2,000
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Equity	Common Stock	167,864	842	141
Celladon Corporation (3)(13)	Drug Discovery & Development	Equity	Common Stock	105,263	1,000	2,056
Cempra, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	97,931	458	2,303
Cerecor Inc.	Drug Discovery & Development	Equity	Preferred Series B	3,334,445	1,000	922
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	2,353
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,262
Inotek Pharmaceuticals Corporation (14)	Drug Discovery & Development	Equity	Common Stock	4,523	1,500	—
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	845
Paratek Pharmaceuticals, Inc. (p.k.a Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	31,580	1,743	1,158
Subtotal: Drug Discovery & Development (1.68%)*					10,543	11,040
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	49,097	247	682
Subtotal: Electronics & Computer Hardware (0.10%)*					247	682
Sustainable and Renewable Technology(16)
Glori Energy, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	76
SCIEnergy, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 1	385,000	761	22
Subtotal: Sustainable and Renewable Technology(16) (0.01%)*					926	98
Information Services
Good Technology Corporation (pka Visto Corporation) (13)	Information Services	Equity	Common Stock	500,000	603	605
Subtotal: Information Services (0.09%)*					603	605
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	265
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	23,003	250	260
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	233
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	162
Subtotal: Internet Consumer & Business Services (0.14%)*					918	920

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$366
Anthera Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	107
Cerecor Inc.	Drug Discovery & Development	Warrant	Preferred Series B	625,208	70	47
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	10
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	164
Coronado Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	43
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	207
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	188
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	3,735	52	4
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,151,936	604	590
Nanotherapeutics, Inc. (13)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,421
Neothetics, Inc. (pka Lithera, Inc) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	122
Neuralstem, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	71
Paratek Pharmaceutcals, Inc. (p.k.a Transcept Pharmaceuticals, Inc) (3)	Drug Discovery & Development	Warrant	Common Stock	5,121	87	10
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	184
Subtotal: Drug Discovery & Development (0.54%)*					5,359	3,534
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	10
Subtotal: Electronics & Computer Hardware (0.00%)*					12	10
Sustainable and Renewable Technology(16)
Agrivida, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	186
Alphabet Energy, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	81	135
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	588,235	39	40
Brightsource Energy, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series 1	174,999	780	213
Calera, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	256
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	59,665	102	60
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	135
GreatPoint Energy, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (13)	Sustainable and Renewable Technology	Warrant	Preferred Series C	161,575	69	228
SCIEnergy, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.	Sustainable and Renewable Technology			676,622	231	—
Scifiniti (pka Integrated Photovoltaics, Inc.) (13)	Sustainable and Renewable Technology	Warrant	Preferred Series A-1	390,000	82	65
Solexel, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	666
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2154	1,378	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series F	428,571	299	157
TPI Composites, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series B	160	273	107
Trilliant, Inc. (13)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	161	32
Subtotal: Sustainable and Renewable Technology(16) (0.35%)*					6,421	2,280
Healthcare Services, Other
Chromadex Corporation (3)(13)	Healthcare Services, Other	Warrant	Common Stock	419,020	156	106
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	11
Subtotal: Healthcare Services, Other (0.02%)*					250	117
Information Services
Cha Cha Search, Inc. (13)	Information Services	Warrant	Preferred Series G	48,232	58	20
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	42,187	74	72
InXpo, Inc. (13)	Information Services	Warrant	Preferred Series C	648,400	98	26
	Information Services	Warrant	Preferred Series C-1	740,832	58	30
Total InXpo, Inc.				1,389,232	156	56
RichRelevance, Inc. (13)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.02%)*					386	148

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

HERCULES CAPITAL, INC.

(formerly known as Hercules Technology Growth Capital, Inc.)

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

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment as defined under the Investment Company Act of 1940, as amended, in which Hercules owns at least 5% but not more than 25% of the company’s voting securities.
(6)

Control investment as defined under the Investment Company Act of 1940, as amended, in which Hercules owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at December 31, 2014.

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

(16)

In the Company’s quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K for the year ended December 31, 2014, the Company referred to this industry sector as “Energy Technology.”

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (formerly Hercules Technology Growth Capital, Inc.; the “Company”) is a specialty finance company focused on providing senior secured venture growth loans to high-growth, innovative venture capital-backed companies in a broadly diversified variety of technology, life sciences and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA, and Hartford, CT. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 of the Accounting Standards Codification, as amended (“ASC”).

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

HT II and HT III hold approximately $128.3 million and $310.8 million in assets, respectively, and they accounted for approximately 7.6% and 18.5% of the Company’s total assets, respectively, prior to consolidation at December 31, 2015.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIEs. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Articles 6 and 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), the Company does not consolidate portfolio company investments. It is not appropriate for an investment company to consolidate an investee that is not an investment company, rather an investment company’s interest in non-investment company investees should be measured at fair value in accordance with ASC 946.

Financial statements prepared on a GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2015, approximately 90.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are publicly held debt investments and warrants held in a public company.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2015 and as of December 31, 2014. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2015, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable(1)	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

(1)	Note that escrow receivable has been added to the fair value leveling disclosure as of December 31, 2015. The Company had $3.6 million of escrow receivable as of December 31, 2014.

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(in thousands)	Balance January 1, 2014	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the initial public offerings of Box, Inc,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

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

For the year ended December 31, 2015, approximately $179,000 in net unrealized depreciation and $745,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $13.7 million and $5.9 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$72,981	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.29%
	406,590	Market Comparable Companies	Hypothetical Market Yield	9.55% - 16.75%	12.67%
			Premium/(Discount)	(0.75%) - 0.00%
Technology	6,873	Originated Within 6 Months	Origination Yield	15.19%	15.19%
	283,045	Market Comparable Companies	Hypothetical Market Yield	6.57% - 23.26%	13.22%
			Premium/(Discount)	(0.25%) - 0.50%
	36,815	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Sustainable and Renewable Technology	11,045	Originated Within 6 Months	Origination Yield	19.74%	19.74%
	105,382	Market Comparable Companies	Hypothetical Market Yield	10.62% - 27.31%	15.91%
			Premium/(Discount)	0.00%
	1,013	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	80,530	Market Comparable Companies	Hypothetical Market Yield	11.65% - 19.90%	15.26%
			Premium/(Discount)	0.00% - 0.50%
	3,764	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	17,811	Originated Within 6 Months	Origination Yield	12.70% - 14.50%	13.00%
	15,151	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	12,434	Imminent Payoffs (d)
	48,962	Debt Investments Maturing in Less than One Year
	$1,102,396	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

•	Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development and Drug Delivery industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Sustainable and Renewable Technology, above, aligns with the Sustainable and Renewable Technology Industry in the Consolidated Schedule of Investments.
•	Medical Devices, above, is comprised of debt investments in the Surgical Devices and Medical Devices and Equipment industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Sustainable and Renewable Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	9,318	Imminent Payoffs (d)
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

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

•

Sustainable and Renewable Technology, above, aligns with the Sustainable and Renewable Technology Industry in the Consolidated Schedule of Investments. In the Company’s quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K for the year ended December 31, 2014, the Company referred to this industry sector as “Energy Technology.”

•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, the Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives. These investments are considered Level 2 assets.

In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK’) interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

The Company applies a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market based movements.

Under this process, the Company also evaluates the collateral for recoverability of the debt investments. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

Debt investments that are traded on a public exchange will be valued at the prevailing market price at period end.

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Company has a limited amount of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the measurement date.

The Company estimates the fair value of warrants using a Black Scholes OPM. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity-related securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in the Company’s unrealized appreciation and depreciation on affiliate investments for the years ended December 31, 2015, 2014, and 2013. The Company did not hold any Control investments at December 31, 2015, 2014 or 2013.

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(in thousands)			Year Ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(in thousands)			Year Ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—
Total		$10,981	$2,395	$(825)	$—	$—

During the year ended December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc.  reduced the Company’s investment below the threshold for classification as an affiliate investment.

A summary of the composition of the Company’s investment portfolio as of December 31, 2015 and December 31, 2014 at fair value is shown as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$961,464	80.1%	$740,659	72.6%
Senior Secured Debt	171,732	14.3%	208,345	20.4%
Preferred Stock	35,245	2.9%	57,548	5.6%
Common Stock	32,197	2.7%	14,185	1.4%
Total	$1,200,638	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the IPO of Box, Inc. on January 23, 2015 in which all of the Company’s preferred shares were converted to common stock in the public portfolio company. Any potential future gain is subject to the price of the shares when the Company exits the investment.

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2015 and December 31, 2014 is shown as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,167,281	97.2%	$967,803	94.8%
Netherlands	20,112	1.7%	19,913	2.0%
England	8,884	0.8%	34	0.0%
Israel	3,764	0.3%	6,498	0.6%
Canada	595	0.0%	2,314	0.2%
India	2	0.0%	24,175	2.4%
Total	$1,200,638	100.0%	$1,020,737	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$284,266	23.7%	$267,618	26.2%
Drug Delivery	164,665	13.7%	88,491	8.7%
Sustainable and Renewable Technology	159,487	13.3%	68,280	6.7%
Software	147,237	12.3%	125,412	12.3%
Media/Content/Info	95,488	7.9%	29,219	2.9%
Medical Devices & Equipment	90,560	7.5%	138,046	13.5%
Internet Consumer & Business Services	88,377	7.4%	69,655	6.8%
Specialty Pharmaceuticals	52,088	4.3%	51,536	5.0%
Communications & Networking	33,213	2.8%	61,433	6.0%
Consumer & Business Products	26,611	2.2%	63,225	6.2%
Semiconductors	22,705	1.9%	5,126	0.5%
Healthcare Services, Other	15,131	1.3%	10,527	1.0%
Surgical Devices	11,185	0.9%	9,915	1.0%
Electronics & Computer Hardware	6,928	0.6%	692	0.1%
Information Services	1,657	0.1%	27,016	2.6%
Biotechnology Tools	719	0.1%	3,721	0.4%
Diagnostic	321	0.0%	825	0.1%
Total	$1,200,638	100.0%	$1,020,737	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2015 and December 31, 2014.

Portfolio Activity

During the year ended December 31, 2015, the Company funded investments in debt securities and equity investments totaling approximately $694.1 million and $18.6 million, respectively. During the year ended December 31, 2015, the Company converted approximately $566,000 of debt to equity in two portfolio companies. During the year ended December 31, 2015, the Company converted approximately $330,000 of warrants to equity in three portfolio companies.

During the year ended December 31, 2014, the Company funded investments in debt securities and equity investments totaling approximately $611.0 million and $10.3 million, respectively. The Company converted approximately $2.2 million of debt to equity in four portfolio companies in the year ended December 31, 2014.

During the year ended December 31, 2015, the Company recognized net realized gains of approximately $5.1 million on the portfolio. These net realized gains included gross realized gains of approximately $12.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($3.2 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.5 million from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $7.5 million primarily from the liquidation or write off of the Company’s investments in sixteen portfolio companies.

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

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2015, approximately 39.7% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 49.7% of the Company’s portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 7.9% of the Company’s portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 2.7% of the Company’s portfolio company debt investments were subordinated secured by all of the portfolio company’s assets, including intellectual property.  At December 31, 2015 the Company had no equipment only liens on any of the Company’s portfolio companies.

Income Recognition

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, management will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or management believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At December 31, 2015, the Company had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively, compared to four debt investments on non-accrual at December 31, 2014 with a cumulative investment cost and fair value of approximately $28.9 million and $10.6 million, respectively. In addition, at December 31, 2015, the Company had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest is on non-accrual. The increase in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2015 and December 31, 2014 is the result of placing three new debt investments on non-accrual status during the period, offset by the liquidation of two debt investments that were on non-accrual at December 31, 2014. During the year ended December 31, 2015, the Company recognized a realized loss of approximately $180,000 on the write off of one debt investment that was on non-accrual at December 31, 2014. In addition, the Company recognized a realized loss of $1.2 million on the partial write off of one debt investment that is on non-accrual as of December 31, 2015.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2015 and December 31, 2014.

Paid-In-Kind and End of Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $4.7 million and $3.3 million in PIK income in the years ended December 31, 2015 and 2014, respectively.

In addition, the Company may also be entitled to an end-of-term payment that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2015, the Company had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as an offset to the cost basis of our current debt investments and approximately $5.3 million was deferred related to expired commitments. At December 31, 2014 the Company had approximately $19.3 million in exit fees receivable, of which approximately $8.4 million was included as an offset to the cost basis of our current debt investments and approximately $10.9 million was related to expired commitments.

To maintain the Company’s status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though the cash has not yet been collected. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

Fee Income

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $26.1 million of unamortized fees at December 31, 2015, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2014 the Company had approximately $21.9 million of unamortized fees, of which approximately $17.4 million was included as an offset to the cost basis of our current debt investments and approximately $4.5 million was deferred contingent upon the occurrence of a funding or milestone.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. Prepaid financing costs, net of accumulated amortization, were as follows as of December 31, 2015 and December 31, 2014.

(in thousands)	December 31, 2015	December 31, 2014
SBA Debentures	$3,371	$4,038
2019 Notes	2,185	4,352
2024 Notes	2,872	3,205
2017 Asset-Backed Notes	—	506
2021 Asset-Backed Notes	2,305	3,207
Convertible Senior Notes	44	175
Wells Facility	669	794
Union Bank Facility	229	156
Total	$11,675	$16,433

Cash and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2015 was approximately $3.0 million and was fair valued and held in accordance with ASC 820.

Stock Based Compensation

The Company has issued and may, from time to time, issue additional stock options and restricted stock to employees under the Company’s 2004 Equity Incentive Plan and Board members under the Company’s 2006 Equity Incentive Plan. Management follows the guidelines set forth under ASC Topic 718, formally known as FAS 123R “Share-Based Payments” to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Income Taxes

The Company operates to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders in determining “taxable income.” Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by deductible expenses, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes dividends in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains).

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions from such taxable income into the next taxable year and pay a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of dividends paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, dividends declared and paid by the Company in a taxable year may differ from taxable income for that taxable year as such dividends may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

The Company intends to distribute approximately $8.2 million of spillover earnings from ordinary income for the taxable year ended December 31, 2015 to the Company’s shareholders in 2016.  The Company distributed 100% of its spillover from long term capital gains for the taxable year ended December 31, 2014 to the Company’s shareholders in 2015.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and net realized securities gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Earnings Per Share (“EPS”)

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

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividends. During 2015, 2014, and 2013, the Company issued approximately 199,894, 96,976, and 159,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related industries, including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The Company currently consolidates all VIEs of which it is the primary beneficiary, thus the Company does not anticipates a material impact from adopting this standard on its financial statements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”,  which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of the Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of the Wells Facility as debt issuance costs are amortized over the term of the line of credit. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, 2021 Asset-Backed Notes, and the SBA debentures, as each term is defined herein, as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At December 31, 2015, the April 2019 Notes were trading on the New York Stock Exchange (“NYSE”) for $25.42 per share at par value, the September 2019 Notes were trading on the NYSE for $25.23 per share at par value and the 2024 Notes were trading on the NYSE for $25.34 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around December 31, 2015, the Convertible Senior Notes were quoted for 1.110 per dollar at par value and the 2021 Asset-Backed Notes were quoted for 0.996 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $194.1 million, compared to the carrying amount of $190.2 million as of December 31, 2015. The fair value of the outstanding borrowings under the Wells Facility at December 31, 2015 is equal to its transaction price as the Company renegotiated the terms of the agreement with Wells Fargo Capital Finance, LLC in December 2015.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at December 31, 2015 and December 31, 2014.

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$19,540	$—	$19,540	$—
Wells Facility	50,000	—	—	50,000
2021 Asset-Backed Notes	128,775	—	128,775	—
April 2019 Notes	65,573	—	65,573	—
September 2019 Notes	46,297	—	46,297	—
2024 Notes	104,401	—	104,401	—
SBA Debentures	194,121	—	—	194,121
Total	$608,707	$—	$364,586	$244,121

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$22,799	$—	$22,799	$—
2017 Asset-Backed Notes	22,068	—	—	22,068
2021 Asset-Backed Notes	129,300	—	129,300	—
April 2019 Notes	86,450	—	86,450	—
September 2019 Notes	88,073	—	88,073	—
2024 Notes	104,071	—	104,071	—
SBA Debentures	191,779	—	—	191,779
Total	$644,540	$—	$430,693	$213,847

(1)	As of April 16, 2015, the 2017 Asset-Backed Notes were fully repaid.

4. Borrowings

Outstanding Borrowings

At December 31, 2015 and December 31, 2014, the Company had the following available borrowings and outstanding borrowings:

	December 31, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	110,364	110,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,522	17,674	17,345
Wells Facility (4)	75,000	50,000	75,000	—
Union Bank Facility (4)	75,000	—	75,000	—
Total	$700,468	$600,386	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both December 31, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the year ended December 31, 2015, holders of approximately $70,000 of the Company’s Convertible Senior Notes exercised their conversion rights. The balance at December 31, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was approximately $82,000 at December 31, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to the Company meeting the borrowing base requirements.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of December 31, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2015. As of December 31, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2015, the Company held investments in HT II in 32 companies with a fair value of approximately $79.5 million, accounting for approximately 6.6% of the Company’s total portfolio. HT II held approximately $128.3 million in assets and accounted for approximately 7.6% of the Company’s total assets prior to consolidation at December 31, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2015. As of December 31, 2015, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2015, the Company held investments in HT III in 44 companies with a fair value of approximately $255.9 million, accounting for approximately 21.3% of the Company’s total portfolio. HT III held approximately $310.8 million in assets and accounted for approximately 18.5% of the Company’s total assets prior to consolidation at December 31, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62% excluding annual fees. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The rates of borrowings on the Company’s SBA debentures range from 3.05% to 5.53% when including these annual fees.

The average amount of debentures outstanding for the year ended December 31, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the year ended December 31, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$6,969	$7,328
Amortization of debt issuance cost (loan fees)	667	1,036
Total interest expense and fees	$7,636	$8,364
Cash paid for interest expense and fees	$6,942	$8,042

As of December 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2015, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2015, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of December 31, 2015 and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

On September 24, 2012, the Company and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to the Company’s issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

In April 2015, the Company redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015, the Company redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors.

As of December 31, 2015 and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	45,874	85,874
Carrying Value of 2019 Notes	$110,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company’s compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$10,899	$11,926
Amortization of debt issuance cost (loan fees)	2,167	967
Total interest expense and fees	$13,066	$12,893
Cash paid for interest expense and fees	$11,132	$11,926

As of December 31, 2015, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At both December 31, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$6,437	$2,955
Amortization of debt issuance cost (loan fees)	333	153
Total interest expense and fees	$6,770	$3,108
Cash paid for interest expense and fees	$6,437	$1,887

2017 Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2017 Asset-Backed Notes”), which were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and were backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and serviced by the Company.

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

Interest on the 2017 Asset-Backed Notes was paid, to the extent of funds available, at a fixed rate of 3.32% per annum. For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$141	$1,628
Amortization of debt issuance cost (loan fees)	506	2,180
Total interest expense and fees	$647	$3,808
Cash paid for interest expense and fees	$—	$—

Under the terms of the 2017 Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017Asset-Backed Notes. The Company segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at December 31, 2015.

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2021 Asset-Backed Notes”), which were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(A)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(a)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provide by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At both December 31, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$4,557	$608
Amortization of debt issuance cost (loan fees)	902	117
Total interest expense and fees	$5,459	$725
Cash paid for interest expense and fees	$4,557	$418

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $9.2 million and $11.5 million of restricted cash as of December 31, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). During the year ended December 31, 2015, holders of approximately $70,000 of the Company’s Convertible Senior Notes exercised their conversion rights. As of December 31, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.5 million.

The Convertible Senior Notes mature on April 15, 2016, unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders could convert their Convertible Senior Notes only under certain circumstances set forth in the indenture governing the Convertible Senior Notes. On or after October 15, 2015, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate was initially 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the conversion rate is increased for converting holders. As of December 31, 2015, the conversion rate was 90.6580 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.03 per share of common stock).

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

The Convertible Senior Notes are accounted for in accordance with ASC Subtopic 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

Upon meeting the stock trading price conversion requirement as set forth in the indenture governing the Convertible Senior Notes, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of December 31, 2015, approximately $57.4 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes were not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time as described above.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the years ended December 31, 2015 and 2014 was approximately $1,000 and $1.6 million, respectively. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of December 31, 2015 and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(82)	(329)
Carrying value of Convertible Senior Debt	$17,522	$17,345

For the years ended December 31, 2015 and 2014, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$1,007	$2,753
Accretion of original issue discount	246	843
Amortization of debt issuance cost (loan fees)	131	450
Total interest expense and fees	$1,384	$4,046
Cash paid for interest expense and fees	$1,057	$3,465

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the years ended December 31, 2015 and December 31, 2014. Interest expense decreased by approximately $1.7 million during the year ended December 31, 2015 from the year ended December 31, 2014, due to Convertible Senior Notes settled in the period. As of December 31, 2015, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

On December 16, 2015, the Company entered into an amendment to the Wells Facility that extended the revolving credit availability period and maturity date of the facility. As amended, the revolving credit availability period ends on August 1, 2018 and the Wells Facility matures on August 2, 2019, unless terminated sooner in accordance with its terms.

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2015 and 2014, this non-use fee was approximately $294,000 and $380,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011 the Company paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, the Company paid an additional $750,000 in structuring fees and in connection with the amendment in December 2015, the Company paid an additional $188,000 in structuring fees. These fees are being amortized through the end of the term of the Wells Facility.

The Company had aggregate draws of $138.7 million on the available facility during the year ended December 31, 2015 offset by repayments of $88.7 million. At December 31, 2015 there was $50.0 million of borrowings outstanding on this facility. At December 31, 2014 there were no borrowings outstanding on this facility.

For the years ended December 31, 2015 and 2014, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest expense	$578	$—
Amortization of debt issuance cost (loan fees)	361	198
Total interest expense and fees	$939	$198
Cash paid for interest expense and fees	$402	$—

Union Bank Facility

The Company has a $75.0 million revolving senior secured credit facility (the “Union Bank Facility”) with MUFG Union Bank, N.A. (“MUFG Union Bank”).  The Company originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. The Company further amended the Union Bank Facility in November 2015 but the amendment did not result in any material changes to the facility.

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the years ended December 31, 2015 and 2014, this non-use fee was approximately $380,000 and $240,000, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of December 31, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At December 31, 2015 there were no borrowings outstanding on the Union Bank Facility.

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

During the year ended December 31, 2015, the Company reduced its realized gain by approximately $143,000 for Citigroup’s participation in the realized gain from the acquisition proceeds the Company received on equity exercised from warrants that were included in the collateral pool. The Company recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $11,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by the acquisition proceeds the Company received on its Atrenta, Inc. equity investment. The remaining value of their participation right on unrealized gains in the related equity investments is approximately $111,000 as of December 31, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.2 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount at least equal 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, to its stockholders. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.  However, depending on the level of taxable income earned in a taxable year, we may choose to carry forward taxable income in excess of current taxable year dividend distributions into the next taxable year and pay a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current taxable year distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. During the year ended December 31, 2015 and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Undistributed net investment income (distributions in excess of investment income)	$(994)	$6,382
Accumulated realized gains	$8,767	$9,207
Additional paid-in capital	$(7,773)	$(15,589)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2015 was ordinary income in the amount of $70.6 million and long term capital gains in the amount of $15.3 million. The tax character of distributions paid for the year ended December 31, 2014 was ordinary income in the amount of $73.2 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for federal income tax purposes was $29.3 million and $46.1 million as of December 31, 2015 and 2014, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for federal income tax purposes was $81.4 million and $63.4 million as of December 31, 2015 and 2014, respectively. The net unrealized depreciation over cost for federal income tax purposes was $52.1 million and $17.3 million as of December 31, 2015 and 2014, respectively. The aggregate cost of securities for federal income tax purposes was $1.3 billion and $1.0 billion as of December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2015	2014
Accumulated Capital Gains	$7,962	$16,663
Other Temporary Differences	4,117	1,795
Undistributed Ordinary Income	236	—
Unrealized Depreciation	(47,498)	(16,891)
Components of Distributable Earnings	$(35,183)	$1,567

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2012- 2014 federal tax years for the Company remain subject to examination by the IRS. The 2011-2014 state tax years for the Company remain subject to examination by the state taxing authorities.

6. Shareholders’ Equity

On August 16, 2013, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”). The Equity Distribution Agreement provides that the Company may offer and sell up to 8.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company has not sold any shares of common stock under this agreement during the year ended December 31, 2015. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2015, approximately 7.35 million shares remain available for issuance and sale under the equity distribution agreement.

On February 24, 2015, the Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2015, the Company repurchased 437,006 shares of its common stock at an average price per share of $10.61 per share and a total cost of approximately $4.6 million. As of December 31, 2015, approximately $45.4 million of common stock remains eligible for repurchase under the stock repurchase plan.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on the repurchases made during the period. See “Note 14 — Subsequent Events.”

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

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, the Company will limit the number of shares that it issues at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on the Company’s then outstanding shares will not exceed 20%. The Company’s Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the year ended December 31, 2015, the Company has not issued common stock at a discount to NAV.

The Company has issued stock options for common stock subject to future issuance, of which 622,171 and 695,672 were outstanding at December 31, 2015 and December 31, 2014, respectively.

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

A summary of the restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2015, 2014, and 2013 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2012	36,668	1,819,041
Granted	—	607,001
Cancelled	—	(30,264)
Outstanding at December 31, 2013	36,668	2,395,778
Granted	8,333	981,550
Cancelled	—	(152,277)
Outstanding at December 31, 2014	45,001	3,225,051
Granted	19,999	656,341
Cancelled	—	(312,564)
Outstanding at December 31, 2015	65,000	3,568,828

In 2015, 2014, and 2013, the Company granted approximately 676,340, 989,883 and 607,001 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.  See “Note 14 —Subsequent Events.”

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2015, 2014, and 2013 was approximately $9.2 million, $13.7 million and $7.7 million, respectively based on the grant date close price and vesting period of each grant. During the years ended December 31, 2015, 2014, and 2013 the Company expensed approximately $9.2 million, $9.2 million and $5.6 million of compensation expense related to restricted stock, respectively. As of December 31, 2015, there was approximately $8.4 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 1.77 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the years ended December 31, 2015, 2014, and 2013:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2012	899,789	$10.73
Granted	607,001	$12.72
Vested	(440,629)	$10.59
Forfeited	(30,264)	$11.24
Unvested at December 31, 2013	1,035,897	$11.94
Granted	989,883	$13.82
Vested	(570,723)	$12.00
Forfeited	(152,277)	$12.82
Unvested at December 31, 2014	1,302,780	$13.23
Granted	676,340	$13.67
Vested	(816,484)	$13.26
Forfeited	(312,564)	$13.16
Unvested at December 31, 2015	850,072	$13.59

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

The following table summarizes the common stock options activities under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2015, 2014, and 2013:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2012	2,574,749	$12.00
Granted	443,500	$14.51
Exercised	(2,003,988)	$12.38
Forfeited	(115,338)	$10.38
Expired	(65,000)	$13.30
Shares Outstanding at December 31, 2013	833,923	$12.53
Granted	426,000	$15.54
Exercised	(353,547)	$10.76
Forfeited	(208,344)	$14.80
Expired	(2,360)	$13.78
Shares Outstanding at December 31, 2014	695,672	$14.58
Granted	163,500	$12.68
Exercised	(36,331)	$10.81
Forfeited	(190,006)	$14.83
Expired	(10,664)	$13.21
Shares Outstanding at December 31, 2015	622,171	$14.25
Shares Expected to Vest at December 31, 2015	471,057	$14.25

The following table summarizes stock options outstanding and exercisable at December 31, 2015:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	213,644	6.36	$151,114	$12.06	59,643	3.81	$86,279	$10.76
$14.60 - $16.34	408,527	5.44	—	$15.40	230,874	5.11	—	$15.36
$9.25 - $16.34	622,171	5.76	$151,114	$14.25	290,517	4.84	$86,279	$14.42

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2015, options for approximately 290,517 shares were exercisable at a weighted average exercise price of approximately $14.42 per share with weighted average of remaining contractual term of 4.84 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2015, 2014, and 2013 was approximately $57,000, $211,000 and $1.1 million, respectively. During the years ended December 31, 2015, 2014, and 2013, approximately $265,000, $395,000 and $422,000, of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2015, there was $232,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.25 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2015, 2014, and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Expected Volatility	18.94%	19.90%	46.90%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	1.08% - 1.70%	1.21% - 1.66%	0.56% - 1.63%

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator
Net increase in net assets resulting from operations	$42,916	$71,188	$99,446
Less: Dividends declared-common and restricted shares	(87,438)	(78,562)	(66,454)
Undistributed earnings	(44,522)	(7,374)	32,992
Undistributed earnings-common shares	(44,522)	(7,374)	32,992
Add: Dividend declared-common shares	85,959	76,953	65,123
Numerator for basic and diluted change in net assets per common share	$41,437	$69,579	$98,115

Denominator
Basic weighted average common shares outstanding	69,479	61,862	58,838
Common shares issuable	184	1,363	1,454
Weighted average common shares outstanding assuming dilution	69,663	63,225	60,292

Change in net assets per common share
Basic	$0.60	$1.12	$1.67
Diluted	$0.59	$1.10	$1.63

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for year ended December 31, 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.03 as of December 31, 2015 and $11.36 as of December 31, 2014) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2015, 2014, and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 627,483, 727,733 and 1,835,880 shares, respectively.

Effective as of April 6, 2015, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 100 million to 200 million. The Company effected the increase in authorized shares by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland. At December 31, 2015, the Company was authorized to issue 200 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three years ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Per share data(1):
Net asset value at beginning of period	$10.18	$10.51	$9.75
Net investment income	1.06	1.16	1.24
Net realized gain on investments	0.07	0.32	0.25
Net unrealized appreciation (depreciation) on investments	(0.51)	(0.33)	0.20
Total from investment operations	0.62	1.15	1.69
Net increase (decrease) in net assets from capital share transactions(1)	0.26	(0.37)	0.10
Distributions of net investment income(6)	(1.26)	(1.27)	(1.13)
Stock-based compensation expense included in investment income(2)	0.14	0.16	0.10
Net asset value at end of period	$9.94	$10.18	$10.51

Ratios and supplemental data:
Per share market value at end of period	$12.19	$14.88	$16.40
Total return(3)	(9.70%)	(1.75%)	58.49%
Shares outstanding at end of period	72,118	64,715	61,837
Weighted average number of common shares outstanding	69,479	61,862	58,838
Net assets at end of period	$717,134	$658,864	$650,007
Ratio of total expense to average net assets(4)	11.55%	10.97%	11.06%
Ratio of net investment income before investment gains and losses to average net assets(4)	10.15%	10.94%	12.12%
Portfolio turnover rate(5)	46.34%	56.15%	56.05%
Average debt outstanding	$615,198	$535,127	$580,053
Weighted average debt per common share	$8.85	$8.65	$9.86

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

(3)

The total return for the years ended December 31, 2015, 2014 and 2013 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution.

(4)	All ratios are calculated based on weighted average net assets for the relevant period.
(5)

The portfolio turnover rate for the years ended December 31, 2015, 2014 and 2013 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period.

(6)	Includes dividends on unvested shares.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2015 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At December 31, 2015, the Company had approximately $75.4 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, the Company had approximately $40.5 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions.

The Company also had approximately $86.0 million of non-binding term sheets outstanding at December 31, 2015. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

The fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.7 million, $1.6 million and $1.1 million, during the years ended December 31, 2015, 2014, and 2013, respectively. The following table shows the Company’s contractual obligations as of December 31, 2015:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$600,386	$17,522	$129,300	$211,564	$242,000
Operating Lease Obligations (5)	4,843	1,624	2,924	295	—
Total	$605,229	$19,146	$132,224	$211,859	$242,000

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $110.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes, $17.5 million of the Convertible Senior Notes and $50.0 million in outstanding borrowings on the Wells Facility as of December 31, 2015.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was $82,000 at December 31, 2015.

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

11. Indemnification

The Company has entered into indemnification agreements with its directors. The indemnification agreements are intended to provide the Company’s directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the drug discovery and development, sustainable and renewable technology, internet consumer and business services, medical devices and equipment, software, drug delivery, information services, communications and networking, healthcare services, specialty pharmaceuticals, surgical devices, electronics and computer hardware, media/content/info, biotechnology tools, semiconductors, consumer and business products and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrant or other equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2015 and December 31, 2014, the Company’s ten largest portfolio companies represented approximately 32.1% and 28.6% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2015 and December 31, 2014, the Company had two and three investments, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2015, the Company had four equity investments representing approximately 53.2% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2014, the Company had three equity investments which represented approximately 61.5% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2015. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$32,494	$38,126	$47,132	$39,380
Net investment income before investment gains and losses	12,993	16,781	23,590	20,137
Net increase (decrease) in net assets resulting from operations	21,919	2,752	4,075	14,170
Change in net assets per common share (basic)	$0.33	$0.03	$0.05	$0.20

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment income	$35,770	$34,001	$37,019	$36,875
Net investment income before investment gains and losses	18,304	18,551	18,995	15,899
Net increase (decrease) in net assets resulting from operations	22,185	13,191	15,177	20,635
Change in net assets per common share (basic)	$0.36	$0.21	$0.24	$0.32

14. Subsequent Events

Dividend Declaration

On February 17, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 14, 2016 to shareholders of record as of March 7, 2016. This dividend would represent the Company’s forty-second consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $11.54 per share.

Corporate Rebranding

On February 25, 2016, the Company changed its name to “Hercules Capital, Inc.”, from “Hercules Technology Growth Capital, Inc.” The Company will continue to trade on the New York Stock Exchange under the “HTGC” ticker symbol.

Share Repurchase Program

On February 24, 2015, the Board of Directors approved a $50.0 million open market share repurchase program and on February 17, 2016, the Board of Directors extended the program until August 23, 2016. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our then most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. Subsequent to December 31, 2015 and as of February 22, 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. As of February 22, 2016, approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.

Restricted Stock Award Grants

In January 2016, the Company granted approximately 536,250 restricted stock awards pursuant to the Plans.

Portfolio Company Developments

As of February 22, 2016, the Company held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

1. Disclosure Controls and Procedures

The Company’s chief executive and chief financial officers, under the supervision and with the participation of the Company’s management, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of the end of the period covered by this Annual Report, the Company’s chief executive and chief financial officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

2. Internal Control Over Financial Reporting

a. Management’s Annual Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, approved and monitored by the Company’s Board of Directors, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2015

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2016 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2016 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2016 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2016 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of Hercules Capital, Inc. (formerly Hercules Technology Growth Capital, Inc.; the “Company” or the “Registrant”) are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014	110
	Consolidated Statements of Operations for the three years ended December 31, 2015	112
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2015	113
	Consolidated Statements of Cash Flows for the three years ended December 31, 2015	114
	Consolidated Schedule of Investments as of December 31, 2015	115
	Consolidated Schedule of Investments as of December 31, 2014	130
	Notes to Consolidated Financial Statements	144

2.	The following financial statement schedule is filed herewith:
	Schedule 12-14 Investments In and Advances to Affiliates	182

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Schedule 12-14

HERCULES CAPITAL, INC.

(formerly Hercules Technology Growth Capital, Inc.)

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2015

(in thousands)

		Amount of	As of			As of
		Interest	December 31,			December 31,
		Credited to	2014	Gross	Gross	2015
Portfolio Company	Investment(1)	Income(2)	Fair Value(5)	Additions (3)	Reductions (4)	Fair Value
Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Stock	$—	$5,853	$808	$—	$6,661
	Preferred Warrants	—	219	93	—	312
Stion Corporation	Senior Debt	347	1,600	—	(587)	1,013
Total Control and Affiliate Investments		$347	$7,672	$901	$(587)	$7,986

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2015.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)

Note that as of December 31, 2014, Gelesis was classified as an affiliate investment on Consolidated Statement of Assets and Liabilities. During the year ended December 31, 2015, changes to the capitalization structure of the portfolio company occurred that reduced the Company’s investment below the threshold for classification as an affiliate investment.  As such the investment has been removed from this disclosure.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(8)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 6, 2015.(43)

3(e)	Articles of Amendment, dated February 25, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)

Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

Exhibit Number	Description

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

10(bb)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(dd)	Form of SBA Debenture.(19)

Exhibit Number	Description
10(ee)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ff)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(ii)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(jj)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(kk)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(ll)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(mm)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(34)

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

10(ww)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(xx)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(yy)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of January 31, 2014.(37)

10(zz)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of July 8, 2014.(38)

Exhibit Number	Description

10(aaa)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(41)

10(bbb)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

10(ccc)	Form of Indemnification Agreement.(43)

10(ddd)	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.(44)

10(eee)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(fff)

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(ggg)	First Amendment and Waiver to Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of November 3, 2015.(47)

10(hhh)

First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(48)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

14.1	Code of Ethics.(8)

14.2	Code of Business Conduct and Ethics.(46)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 2, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 13, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 28, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)

Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on June 22, 2007 and the Definitive Proxy Statement of the Company, as filed on April 29, 2011.

(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.

(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 11, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 17, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 14, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.
(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (FORMERLY KNOWN AS HERCULES TECHNOLOGY GROWTH CAPITAL, INC.)

Date: February 25, 2016	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 25, 2016.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ	Chairman of the Board, President and Chief	February 25, 2016
Manuel A. Henriquez	Executive Officer (Principal Executive Officer)

/S/ MARK HARRIS	Chief Financial Officer	February 25, 2016
Mark Harris	(Principal Accounting Officer)

/S/ ROBERT P. BADAVAS	Director	February 25, 2016
Robert P. Badavas

/S/ THOMAS J. FALLON	Director	February 25, 2016
Thomas Fallon

/S/ RODNEY A. FERGUSON	Director	February 25, 2016
Rodney A. Ferguson

/S/ JOSEPH F. HOFFMAN	Director	February 25, 2016
Joseph F. Hoffman

/S/ SUSANNE D. LYONS	Director	February 25, 2016
Susanne D. Lyons

/S/ ALLYN C. WOODWARD, JR	Director	February 25, 2016
Allyn C. Woodward, Jr.

EXHIBIT INDEX

Exhibit Number	Descriptions

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

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