Form 10-Q
period 2016-03-31
Hercules Capital, Inc.
filed 2016-05-05
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00702

HERCULES CAPITAL, INC.

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

On May 2, 2016, there were 73,664,846 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts on or after February 25, 2016 and “Hercules Technology Growth Capital, Inc.” and its wholly owned subsidiaries and its affiliated securitization trusts prior to February 25, 2016 unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Non-control/Non-affiliate investments:
Debt investments (cost of $1,239,601 and $1,150,103, respectively)	$1,204,136	$1,109,196
Equity investments (cost of $51,208 and $50,305, respectively)	55,837	60,781
Warrant investments (cost of $39,789 and $38,131, respectively)	23,240	22,675
Total Non-control/Non-affiliate investments (cost of $1,330,598 and $1,238,539, respectively)	1,283,213	1,192,652
Affiliate investments:
Debt investments (cost of $2,185 and $2,200, respectively)	1,537	1,013
Equity investments (cost of $8,912 and $8,912, respectively)	6,304	6,661
Warrant investments (cost of $2,630 and $2,630, respectively)	256	312
Total Affiliate investments (cost of $13,727 and $13,742, respectively)	8,097	7,986
Total investments, at value (cost of $1,344,325 and $1,252,281, respectively)	1,291,310	1,200,638
Cash and cash equivalents	13,478	95,196
Restricted cash	3,646	9,191
Interest receivable	10,993	9,239
Other assets	12,388	9,720
Total assets	$1,331,815	$1,323,984

Liabilities
Accounts payable and accrued liabilities	$12,086	$17,241
Long-Term Liabilities (Convertible Senior Notes), net (principal of $17,604 and $17,604, respectively) (1)	17,572	17,478
Wells Facility	61,003	50,000
2021 Asset-Backed Notes, net (principal of $129,300 and $129,300, respectively) (1)	127,227	126,995
2019 Notes, net (principal of $110,364 and $110,364, respectively) (1)	108,339	108,179
2024 Notes, net (principal of $103,000 and $103,000, respectively) (1)	100,211	100,128
Long-Term SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	186,997	186,829
Total liabilities	$613,435	$606,850

Net assets consist of:
Common stock, par value	74	73
Capital in excess of par value	761,565	752,244
Unrealized depreciation on investments (2)	(54,142)	(52,808)
Accumulated realized gains on investments	23,525	27,993
Undistributed net investment income (Distributions in excess of net investment income)	(12,642)	(10,368)
Total net assets	$718,380	$717,134
Total liabilities and net assets	$1,331,815	$1,323,984

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	73,230	72,118
Net asset value per share	$9.81	$9.94

(1)

The Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

(2)

Amounts include $1.1 million and $1.2 million, respectively, in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities.

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trust for the 2021 Asset-Backed Notes (see Note 4), which is a variable interest entity (“VIE”). The assets of our securitization VIE can only be used to settle obligations of our consolidated securitization VIE, these liabilities are only the obligations of our consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statement of Assets and Liabilities above.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Restricted Cash	$3,646	$9,191
Total investments, at value (cost of $265,038 and $258,748, respectively)	264,469	257,657
Total assets	$268,115	$266,848

Liabilities
2021 Asset-Backed Notes, net (principal of $129,300 and $129,300, respectively) (1)	$127,227	$126,995
Total liabilities	$127,227	$126,995

(1)

The Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Investment income:
Interest income
Non-control/Non-affiliate investments	$36,409	$30,459
Affiliate investments	65	100
Total interest income	36,474	30,559
Fees
Non-control/Non-affiliate investments	2,465	1,934
Affiliate investments	—	1
Total fees	2,465	1,935
Total investment income	38,939	32,494
Operating expenses:
Interest	7,018	7,854
Loan fees	988	1,513
General and administrative	3,580	3,618
Employee compensation:
Compensation and benefits	4,685	3,796
Stock-based compensation	2,571	2,719
Total employee compensation	7,256	6,515
Total operating expenses	18,842	19,500
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	(1)
Net investment income	20,097	12,993
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(4,468)	3,312
Total net realized gain (loss) on investments	(4,468)	3,312
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(1,460)	3,301
Affiliate investments	126	2,313
Total net unrealized appreciation (depreciation) on investments	(1,334)	5,614
Total net realized and unrealized gain (loss)	(5,802)	8,926
Net increase in net assets resulting from operations	$14,295	$21,919

Net investment income before investment gains and losses per common share:
Basic	$0.28	$0.20
Change in net assets resulting from operations per common share:
Basic	$0.20	$0.33
Diluted	$0.20	$0.33
Weighted average shares outstanding
Basic	71,172	63,783
Diluted	71,199	64,163
Dividends declared per common share:
Basic	$0.31	$0.31

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
						Income/	Provision
				Unrealized	Accumulated	(Distributions	for Income
			Capital in	Appreciation	Realized	in Excess of	Taxes on
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Gains	Assets
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	5,614	3,312	12,993	—	21,919
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Issuance of common stock due to stock option exercises	34	—	406	—	—	—	—	406
Retired shares from net issuance	(27)	—	(401)	—	—	—	—	(401)
Issuance of common stock under restricted stock plan	580	—	—	—	—	—	—	—
Retired shares for restricted stock vesting	(42)	—	(591)	—	—	—	—	(591)
Issuance of common stock as stock dividend	40	—	562	—	—	—	—	562
Dividends distributed	—	—	—	—	—	(20,266)	—	(20,266)
Stock-based compensation	—	—	2,741	—	—	—	—	2,741
Balance at March 31, 2015	72,891	$73	$760,034	$(11,462)	$17,391	$(2,368)	$(342)	$763,326

Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$27,993	$(10,026)	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,334)	(4,468)	20,097	—	14,295
Public offering, net of offering expenses	1,109	1	12,403	—	—	—	—	12,404
Acquisition of common stock under repurchase plan	(449)	—	(4,789)	—	—	—	—	(4,789)
Issuance of common stock under restricted stock plan	538	—	—	—	—	—	—	—
Retired shares for restricted stock vesting	(129)	—	(1,385)	—	—	—	—	(1,385)
Issuance of common stock as stock dividend	43	—	496	—	—	—	—	496
Dividends distributed	—	—	—	—	—	(22,371)	—	(22,371)
Stock-based compensation	—	—	2,596	—	—	—	—	2,596
Balance at March 31, 2016	73,230	$74	$761,565	$(54,142)	$23,525	$(12,300)	$(342)	$718,380

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$14,295	$21,919
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(170,921)	(209,387)
Principal and fee payments received on investments	77,808	75,368
Proceeds from the sale of investments	4,636	7,001
Net unrealized depreciation (appreciation) on investments	1,334	(5,614)
Net realized loss (gain) on investments	4,468	(3,312)
Accretion of paid-in-kind principal	(1,535)	(665)
Accretion of loan discounts	(1,863)	(1,356)
Accretion of loan discount on Convertible Senior Notes	61	62
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	1
Payment of loan discount on Convertible Senior Notes	—	(2)
Accretion of loan exit fees	(5,231)	(2,767)
Change in deferred loan origination revenue	655	1,540
Unearned fees related to unfunded commitments	(87)	527
Amortization of debt fees and issuance costs	785	1,288
Depreciation	56	58
Stock-based compensation and amortization of restricted stock grants	2,596	2,741
Change in operating assets and liabilities:
Interest and fees receivable	(1,753)	351
Prepaid expenses and other assets	(2,540)	2,674
Accounts payable	(88)	(504)
Accrued liabilities	(5,029)	(3,978)
Net cash used in operating activities	(82,353)	(114,055)

Cash flows from investing activities:
Purchases of capital equipment	(127)	(42)
Reduction of (investments in) restricted cash	5,545	(9,289)
Net cash provided by (used in) investing activities	5,418	(9,331)

Cash flows from financing activities:
Issuance of common stock, net	12,404	100,092
Repurchase of common stock, net	(4,789)	—
Retirement of employee shares	(1,385)	(586)
Dividends paid	(21,875)	(19,704)
Repayments of 2017 Asset-Backed Notes	—	(11,846)
Borrowings of credit facilities	106,666	—
Repayments of credit facilities	(95,663)	—
Cash paid for redemption of Convertible Senior Notes	—	(30)
Fees paid for credit facilities and debentures	(141)	100
Net cash provided by (used in) financing activities	(4,783)	68,026
Net decrease in cash and cash equivalents	(81,718)	(55,360)
Cash and cash equivalents at beginning of period	95,196	227,116
Cash and cash equivalents at end of period	$13,478	$171,756

Supplemental non-cash investing and financing activities:
Dividends Reinvested	$496	$562

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc.(11)(13)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,862	$5,862
Subtotal: 1-5 Years Maturity						5,862	5,862
Subtotal: Biotechnology Tools (0.82%)*						5,862	5,862
Communications & Networking
1-5 Years Maturity
Avanti Communications Group(4)(9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$7,500	6,693	5,475
OpenPeak, Inc.(7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,370	9,134	4,379
SkyCross, Inc.(7)(12)(13)(14)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, PIK Interest 5.00%	$19,674	20,529	7,050
Spring Mobile Solutions, Inc.(13)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	2,959	2,959
Subtotal: 1-5 Years Maturity						39,315	19,863
Subtotal: Communications & Networking (2.76%)*						39,315	19,863
Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation)(14)	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$158	158	158
Miles, Inc. (p.k.a. Fluc, Inc.)(8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
Subtotal: Under 1 Year Maturity						258	158
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation)(12)(13)(14)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%	$4,433	4,359	4,359
Nasty Gal(13)(14)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$15,000	14,996	14,723
Second Time Around (Simplify Holdings, LLC)(13)(14)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,500	2,477	2,477
Subtotal: 1-5 Years Maturity						21,832	21,559
Subtotal: Consumer & Business Products (3.02%)*						22,090	21,717

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(9)(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$20,914	$20,892
Agile Therapeutics, Inc.(10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,347	16,304
BIND Therapeutics, Inc.(13)(14)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%	$13,691	13,919	13,754
BioQ Pharma Incorporated(10)(13)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	10,237	10,174
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$3,000	2,983	2,983
Total BioQ Pharma Incorporated					$13,000	13,220	13,157
Celator Pharmaceuticals, Inc.(10)(13)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$13,276	13,349	13,510
Celsion Corporation(10)(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,364	5,575	5,603
Dance Biopharm, Inc.(13)(14)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$2,384	2,475	1,380
Edge Therapeutics, Inc.(10)(13)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.45% or Floor rate of 9.95%	$4,919	4,915	4,942
Egalet Corporation(11)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$15,000	15,059	15,170
Neos Therapeutics, Inc.(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%	$10,000	10,000	10,063
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 10.50%	$10,000	10,109	10,123
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%	$5,000	5,017	5,027
Total Neos Therapeutics, Inc.					$25,000	25,126	25,213
Pulmatrix Inc.(8)(10)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$7,000	6,924	6,935
ZP Opco, Inc (p.k.a. Zosano Pharma)(10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$15,000	14,996	14,936
Subtotal: 1-5 Years Maturity						152,819	151,796
Subtotal: Drug Delivery (21.13%)*						152,819	151,796

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
1-5 Years Maturity
Aveo Pharmaceuticals, Inc.(9)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	$10,149	$10,067
Bellicum Pharmaceuticals, Inc.(13)(14)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	14,893	14,893
Brickell Biotech, Inc.(11)(13)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,500	7,321	7,321
Cerecor, Inc.(11)(13)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$4,884	4,928	4,980
Cerulean Pharma, Inc.(11)(13)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$19,072	19,432	19,454
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(10)(13)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$25,000	25,607	25,778
CytRx Corporation(10)(13)(14)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$25,000	24,436	24,436
Epirus Biopharmaceuticals, Inc.(11)(13)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$15,000	14,944	15,061
Genocea Biosciences, Inc.(10)(13)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,081	17,147
Immune Pharmaceuticals(10)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$4,500	4,429	4,388
Insmed, Incorporated(10)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	24,776	24,764
Mast Therapeutics, Inc.(13)(14)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$15,000	14,890	14,920
Melinta Therapeutics(11)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$30,000	30,010	30,013
Merrimack Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,000
Neothetics, Inc. (p.k.a. Lithera, Inc)(13)(14)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$4,000	4,132	4,137
Neuralstem, Inc.(13)(14)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$7,235	7,364	7,341
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(13)(14)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$20,000	19,893	19,890
uniQure B.V.(4)(9)(10)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	20,002	20,053
XOMA Corporation(9)(13)(14)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$20,000	20,129	20,067
Subtotal: 1-5 Years Maturity						309,416	309,710
Subtotal: Drug Discovery & Development (43.11%)*						309,416	309,710
Electronics & Computer Hardware
1-5 Years Maturity
Persimmon Technologies(11)(13)	Electronics & Computer Hardware	Senior Secured	June 2019	Interest rate PRIME + 7.50% or Floor rate of 11.00%	$7,000	6,928	6,855
Subtotal: 1-5 Years Maturity						6,928	6,855
Subtotal: Electronics & Computer Hardware (0.95%)*						6,928	6,855
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation(13)(14)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%	$5,000	4,952	4,977
InstaMed Communications, LLC(13)(14)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,127	10,111
Subtotal: 1-5 Years Maturity						15,079	15,088
Subtotal: Healthcare Services, Other (2.10%)*						15,079	15,088

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Information Services
Under 1 Year Maturity
InXpo, Inc.(13)(14)	Information Services	Senior Secured	October 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$1,247	$1,304	$1,304
Subtotal: Under 1 Year Maturity						1,304	1,304
Subtotal: Information Services (0.18%)*						1,304	1,304
Internet Consumer & Business Services
Under 1 Year Maturity
NetPlenish(7)(8)(14)	Internet Consumer & Business Services	Convertible Debt	September 2016	Interest rate FIXED 10.00%	$381	373	—
	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate FIXED 10.00%	$44	44	—
Total NetPlenish					$425	417	—
Subtotal: Under 1 Year Maturity						417	—
1-5 Years Maturity
Aria Systems, Inc.(10)(12)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,031	2,008	1,983
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,191	17,962	17,767
Total Aria Systems, Inc.					$20,222	19,970	19,750
CloudOne, Inc. (13)	Internet Consumer & Business Services	Senior Secured	April 2019	Interest rate PRIME + 6.35% or Floor rate of 9.85%	$5,000	4,927	4,927
LogicSource(13)(14)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,500	8,371	8,371
One Planet Ops Inc. (p.k.a. Reply! Inc.)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$6,168	5,725	5,262
ReachLocal(13)	Internet Consumer & Business Services	Senior Secured	April 2018	Interest rate PRIME + 8.50% or Floor rate of 11.75%	$25,000	25,147	25,007
Tapjoy, Inc.(11)(13)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$20,000	19,653	19,555
Tectura Corporation(7)(12)(15)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	5,175
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$7,670	7,670	6,136
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	450
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	4,000
Total Tectura Corporation					$19,701	19,701	15,761
Subtotal: 1-5 Years Maturity						103,494	98,633
Subtotal: Internet Consumer & Business Services (13.73%)*						103,911	98,633
Media/Content/Info
1-5 Years Maturity
Machine Zone, Inc.(12)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$101,437	99,395	98,647
WP Technology, Inc. (Wattpad, Inc.)(4)(9)(13)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	4,943	4,943
Subtotal: 1-5 Years Maturity						104,338	103,590
Subtotal: Media/Content/Info (14.42%)*						104,338	103,590

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
InspireMD, Inc.(4)(9)(13)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$3,992	$4,412	$3,730
Optiscan Biomedical, Corp.(5)(8)(14)	Medical Devices & Equipment	Convertible Debt	December 2016	Interest Rate FIXED 8.00%	$431	431	431
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)(13)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$73	481	481
Subtotal: Under 1 Year Maturity						5,324	4,642
1-5 Years Maturity
Amedica Corporation(8)(13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 9.20% or Floor rate of 12.45%	$15,218	16,015	15,753
Aspire Bariatrics, Inc.(13)(14)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$7,000	6,860	6,827
Avedro, Inc.(13)(14)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$11,761	11,688	11,675
Flowonix Medical Incorporated(11)(13)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$15,000	15,179	15,092
Gamma Medica, Inc.(10)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,500	2,567	2,549
Micell Technologies, Inc.(11)(13)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$8,500	8,253	8,253
Quanta Fluid Solutions(4)(9)(13)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$12,500	12,351	12,351
Quanterix Corporation(10)(13)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$12,661	12,757	12,707
SynergEyes, Inc.(13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$3,804	4,104	4,036
Subtotal: 1-5 Years Maturity						89,774	89,243
Subtotal: Medical Devices & Equipment (13.07%)*						95,098	93,885
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation(14)	Semiconductors	Senior Secured	July 2016	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$4,260	4,260	4,260
Subtotal: Under 1 Year Maturity						4,260	4,260
1-5 Years Maturity
Achronix Semiconductor Corporation(13)(14)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$4,710	4,787	4,728
Avnera Corporation(10)(13)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$7,500	7,527	7,596
Subtotal: 1-5 Years Maturity						12,314	12,324
Subtotal: Semiconductors (2.31%)*						16,574	16,584

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Clickfox, Inc.(14)(16)	Software	Senior Secured	March 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$2,600	$2,600	$2,600
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (12)(13)(14)	Software	Senior Secured	October 2016	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,483	1,444	815
Message Systems, Inc.(14)	Software	Senior Secured	February 2017	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$318	318	318
Neos, Inc.(13)(14)	Software	Senior Secured	May 2016	Interest rate PRIME + 6.75% or Floor rate of 10.50%	$446	616	616
Touchcommerce, Inc.(14)	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$6,000	6,000	6,000
Subtotal: Under 1 Year Maturity						10,978	10,349
1-5 Years Maturity
Actifio, Inc.(12)(13)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$30,434	30,216	29,898
	Software	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.75%, PIK Interest 2.50%	$10,000	9,533	9,533
Total Actifio, Inc.					$40,434	39,749	39,431
Clickfox, Inc. (13)(14)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$4,935	4,988	4,979
Druva, Inc.(10)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$12,000	12,173	12,113
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (12)(13)(14)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$12,308	11,640	6,568
Message Systems, Inc.(14)	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,141	16,960
OneLogin, Inc.(12)(14)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$13,033	12,880	12,880
RedSeal Inc.(13)(14)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,038	4,992
Signpost, Inc.(12)(13)(14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,035	14,609	14,609
Touchcommerce, Inc.(13)(14)	Software	Senior Secured	February 2018	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$12,000	11,957	11,872
Subtotal: 1-5 Years Maturity						130,175	124,404
Subtotal: Software (18.76%)*						141,153	134,753
Specialty Pharmaceuticals
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC(14)	Specialty Pharmaceuticals	Senior Secured	August 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$1,100	1,100	1,100
Subtotal: Under 1 Year Maturity						1,100	1,100
1-5 Years Maturity
Alimera Sciences, Inc.(10)(13)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,137	34,090
Cranford Pharmaceuticals, LLC(10)(12)(13)(14)	Specialty Pharmaceuticals	Senior Secured	August 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%	$8,874	9,071	9,071
Jaguar Animal Health, Inc.(10)(13)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$5,821	5,897	5,842
Subtotal: 1-5 Years Maturity						49,105	49,003
Subtotal: Specialty Pharmaceuticals (6.97%)*						50,205	50,103
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(13)	Surgical Devices	Senior Secured	March 2019	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,491	8,428
Subtotal: 1-5 Years Maturity						8,491	8,428
Subtotal: Surgical Devices (1.17%)*						8,491	8,428

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Sustainable and Renewable Technology
Under 1 Year Maturity
Agrivida, Inc.(13)(14)	Sustainable and Renewable Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,786	$4,034	$4,034
American Superconductor Corporation(10)(13)	Sustainable and Renewable Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$2,667	3,135	3,135
Amyris, Inc.(9)(11)(13)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$17,543	17,543	17,543
	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$3,497	3,497	3,497
	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$10,960	11,224	11,224
Total Amyris, Inc.					$32,000	32,264	32,264
Modumetal, Inc.(11)(13)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$1,429	1,805	1,805
Stion Corporation (5)(13)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$1,754	1,754	1,106
Subtotal: Under 1 Year Maturity						42,992	42,344
1-5 Years Maturity
American Superconductor Corporation(10)(13)	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,509	1,500
Modumetal, Inc.(11)(13)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$6,170	6,415	6,362
Proterra, Inc.(10)(13)	Sustainable and Renewable Technology	Senior Secured	December 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$25,000	25,140	24,592
Rive Technology, Inc.(13)(14)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$7,500	7,450	7,450
Sungevity, Inc.(11)(13)(14)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	35,969	35,879
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	19,975
Total Sungevity, Inc.					$55,000	55,969	55,854
Tendril Networks(11)(13)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$15,000	14,908	14,580
Verdezyne, Inc.(13)(14)	Sustainable and Renewable Technology	Senior Secured	April 2019	Interest rate PRIME + 8.25% or Floor rate of 11.75%	$15,000	14,820	14,820
Subtotal: 1-5 Years Maturity						126,211	125,158
Subtotal: Sustainable and Renewable Technology (23.32%)*						169,203	167,502
Total Debt Investments (167.83%)*						1,241,786	1,205,673

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc.(14)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$538
Subtotal: Biotechnology Tools (0.07%)*					500	538
Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	45
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,304
Ping Identity Corporation	Communications & Networking	Equity	Preferred Series B	684,004	52	391
Subtotal: Communications & Networking (0.66%)*					1,154	4,740
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	192
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
Total Market Force Information, Inc.				668,231	500	195
Subtotal: Consumer & Business Products (0.03%)*					500	195
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	60
Subtotal: Diagnostic (0.01%)*					750	60
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	168
BioQ Pharma Incorporated(14)	Drug Delivery	Equity	Preferred Series D	165,000	500	650
Edge Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	157,190	1,000	1,438
Merrion Pharmaceuticals, Plc(3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3)(14)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,349
Revance Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	22,765	557	397
Subtotal: Drug Delivery (0.56%)*					3,674	4,002
Drug Discovery & Development
Aveo Pharmaceuticals, Inc.(3)(9)(14)	Drug Discovery & Development	Equity	Common Stock	167,864	842	153
Cerecor, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	444
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	367
Dicerna Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	766
Dynavax Technologies(3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	385
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	538
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,730
Inotek Pharmaceuticals Corporation(3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	28
Insmed, Incorporated(3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	897
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,040
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	1,158
Subtotal: Drug Discovery & Development (1.18%)*					14,636	8,506
Electronics & Computer Hardware
Identiv, Inc.(3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	14
Subtotal: Electronics & Computer Hardware (0.00%)*					34	14
Internet Consumer & Business Services
Blurb, Inc.(14)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	223
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	254
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	241
Total Lightspeed POS, Inc.				428,707	500	495
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	374
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	245
Total Oportun (p.k.a. Progress Financial)				306,153	500	619
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	28
Subtotal: Internet Consumer & Business Services (0.19%)*					1,283	1,365

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
AtriCure, Inc.(3)(14)	Medical Devices & Equipment	Equity	Common Stock	7,536	$266	$116
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,913
Gelesis, Inc.(14)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	815
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	859
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	823
Total Gelesis, Inc.				581,038	925	2,497
Medrobotics Corporation(14)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	207
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	192
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	504
Total Medrobotics Corporation				374,703	905	903
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(5)(14)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	520
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	156
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,628
Total Optiscan Biomedical, Corp.				63,216,799	8,912	6,304
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	267
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	503
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,216
Subtotal: Medical Devices & Equipment (1.91%)*					15,535	13,719
Software
Box, Inc.(3)(14)	Software	Equity	Common Stock	1,287,347	5,654	15,532
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	50	82
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,056
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,363
	Software	Equity	Preferred Series E	80,587	131	348
Total ForeScout Technologies, Inc.				399,686	529	1,711
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	—
NewVoiceMedia Limited(4)(9)	Software	Equity	Preferred Series E	669,173	963	699
WildTangent, Inc.(14)	Software	Equity	Preferred Series 3	100,000	402	171
Subtotal: Software (2.68%)*					8,905	19,251
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.(14)	Surgical Devices	Equity	Preferred Series B	219,298	250	26
	Surgical Devices	Equity	Preferred Series C	656,538	282	36
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	602
	Surgical Devices	Equity	Preferred Series E	2,785,402	429	390
Total Gynesonics, Inc.				5,652,395	1,673	1,054
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	105
	Surgical Devices	Equity	Preferred Series C	119,999	300	59
	Surgical Devices	Equity	Preferred Series D	260,000	650	427
	Surgical Devices	Equity	Preferred Series F	100,200	500	470
Total Transmedics, Inc.				569,160	2,550	1,061
Subtotal: Surgical Devices (0.29%)*					4,223	2,115
Sustainable and Renewable Technology
Glori Energy, Inc.(3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	4
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	483
SCIEnergy, Inc.	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Sungevity, Inc.(14)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	7,149
Subtotal: Sustainable and Renewable Technology (1.06%)*					8,176	7,636
Total: Equity Investments (8.65%)*					60,120	62,141

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$109
Labcyte, Inc.(14)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	181
Subtotal: Biotechnology Tools (0.04%)*					430	290
Communications & Networking
Intelepeer, Inc.(14)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	37
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	360
SkyCross, Inc.(14)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	55
Subtotal: Communications & Networking (0.06%)*					1,219	452
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation)(14)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	—
Intelligent Beauty, Inc.(14)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	281
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	805
Nasty Gal(14)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	18
The Neat Company(14)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.15%)*					1,922	1,104
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe)(3)(14)	Diagnostic	Warrant	Common Stock	333,333	244	4
Subtotal: Diagnostic (0.00%)*					244	4
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)(14)	Drug Delivery	Warrant	Common Stock	176,730	785	154
Agile Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	180,274	730	204
BIND Therapeutics, Inc.(3)(14)	Drug Delivery	Warrant	Common Stock	152,586	488	5
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	354
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	194,986	428	10
Dance Biopharm, Inc.(14)	Drug Delivery	Warrant	Common Stock	43,813	74	—
Edge Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	78,595	390	228
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	877
Neos Therapeutics, Inc.(3)(14)	Drug Delivery	Warrant	Common Stock	70,833	285	122
Pulmatrix Inc.(3)	Drug Delivery	Warrant	Common Stock	25,150	116	2
ZP Opco, Inc (p.k.a. Zosano Pharma)(3)	Drug Delivery	Warrant	Common Stock	72,379	266	2
Subtotal: Drug Delivery (0.27%)*					4,157	1,958
Drug Discovery & Development
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	123
Anthera Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc.(3)(9)(14)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	117
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	125
Cerecor, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	11
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	9
Chroma Therapeutics, Ltd.(4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	2
Concert Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	158
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	20
CytRx Corporation (3)(14)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	773
Dicerna Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	42
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	15
Genocea Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	219
Immune Pharmaceuticals(3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	13
Mast Therapeutics, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	2,272,724	203	185
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	100
Nanotherapeutics, Inc.(14)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,035
Neothetics, Inc. (p.k.a. Lithera, Inc)(3)(14)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	8
Neuralstem, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	10
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)(14)	Drug Discovery & Development	Warrant	Common Stock	21,467	129	20
uniQure B.V.(3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	105
XOMA Corporation(3)(9)(14)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	53
Subtotal: Drug Discovery & Development (0.44%)*					7,086	3,143

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	$12	$—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series C	43,076	40	67
Subtotal: Electronics & Computer Hardware (0.01%)*					52	67
Healthcare Services, Other
Chromadex Corporation(3)(9)(14)	Healthcare Services, Other	Warrant	Common Stock	419,020	157	201
Subtotal: Healthcare Services, Other (0.03%)*					157	201
Information Services
Cha Cha Search, Inc.(14)	Information Services	Warrant	Preferred Series G	48,232	58	—
INMOBI Inc.(4)(9)	Information Services	Warrant	Common Stock	46,874	82	—
InXpo, Inc.(14)	Information Services	Warrant	Preferred Series C	648,400	98	2
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	2
Total InXpo, Inc.				1,813,583	172	4
RichRelevance, Inc.(14)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					410	4
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	73	74
Blurb, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	130
CashStar, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	37
CloudOne, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	19
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,417
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	67
LogicSource(14)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	55
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	134
Prism Education Group, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ReachLocal(3)	Internet Consumer & Business Services	Warrant	Common Stock	300,000	155	315
ShareThis, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	127
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	198
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.36%)*					3,200	2,573
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	155,271	1,959	2,822
Rhapsody International, Inc.(14)	Media/Content/Info	Warrant	Common Stock	715,755	384	221
WP Technology, Inc. (Wattpad, Inc.) (4)	Media/Content/Info	Warrant	Common Stock	127,909	1	1
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	18
Subtotal: Media/Content/Info (0.43%)*					2,692	3,062
Medical Devices & Equipment
Amedica Corporation(3)(14)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	65
Aspire Bariatrics, Inc.(14)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	220
Avedro, Inc.(14)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	128
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	110,947	203	450
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	183
Gelesis, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	336
InspireMD, Inc.(3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	16,835	242	—
Medrobotics Corporation(14)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	232
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	280
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	17
NinePoint Medical, Inc.(14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	67
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(5)(14)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	256
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	57
Total Oraya Therapeutics, Inc.				1,633,038	742	313
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	243
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	144
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.)(3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
ViewRay, Inc.(3)(14)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	30
Subtotal: Medical Devices & Equipment (0.38%)*					6,850	2,708

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation(14)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$18
	Semiconductors	Warrant	Preferred Series D-1	500,000	6	4
Total Achronix Semiconductor Corporation				860,000	166	22
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	38
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	47	67
Subtotal: Semiconductors (0.02%)*					217	127
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	190
	Software	Warrant	Preferred Series F	31,673	343	343
Total Actifio, Inc.				105,257	592	533
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation(14)	Software	Warrant	Preferred Series B	413,433	258	609
Clickfox, Inc.(14)	Software	Warrant	Preferred Series B	1,038,563	330	193
	Software	Warrant	Preferred Series C	592,019	730	161
	Software	Warrant	Preferred Series C-A	46,109	13	9
Total Clickfox, Inc.				1,676,691	1,073	363
Hillcrest Laboratories, Inc.(14)	Software	Warrant	Preferred Series E	1,865,650	55	183
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)(14)	Software	Warrant	Preferred Series E	614,333	16	—
Message Systems, Inc.(14)	Software	Warrant	Preferred Series C	503,718	334	434
Mobile Posse, Inc.(14)	Software	Warrant	Preferred Series C	396,430	130	80
Neos, Inc.(14)	Software	Warrant	Common Stock	221,150	22	110
NewVoiceMedia Limited(4)(9)	Software	Warrant	Preferred Series E	225,586	33	28
OneLogin, Inc.(14)	Software	Warrant	Common Stock	228,972	150	148
Poplicus, Inc.(14)	Software	Warrant	Preferred Series C	2,595,230	—	98
Signpost, Inc.(14)	Software	Warrant	Preferred Series C	324,005	314	305
Soasta, Inc.(14)	Software	Warrant	Preferred Series E	410,800	691	273
Sonian, Inc.(14)	Software	Warrant	Preferred Series C	185,949	106	26
Touchcommerce, Inc.(14)	Software	Warrant	Preferred Series E	2,282,968	446	575
Subtotal: Software (0.52%)*					4,408	3,765
Specialty Pharmaceuticals
Alimera Sciences, Inc.(3)	Specialty Pharmaceuticals	Warrant	Common Stock	862,069	729	313
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.04%)*					1,036	313
Surgical Devices
Gynesonics, Inc.(14)	Surgical Devices	Warrant	Preferred Series C	180,480	75	8
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	200
Total Gynesonics, Inc.				1,756,445	395	208
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	224	—
	Surgical Devices	Warrant	Preferred Series D	175,000	100	121
	Surgical Devices	Warrant	Preferred Series F	16,476	3	2
Total Transmedics, Inc.				231,912	327	123
Subtotal: Surgical Devices (0.05%)*					722	331

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$79
Alphabet Energy, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	149
American Superconductor Corporation(3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	103
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	7
Calera, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	134
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	38
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	207
GreatPoint Energy, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation(14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	12
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	397,931	37	55
Rive Technology, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	24
SCIEnergy, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total SCIEnergy, Inc.				537,040	231	—
Solexel, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	649
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	763
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	807
Total Sungevity, Inc.				52,472,222	1,445	1,570
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	208
TPI Composites, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series B	160	273	108
Trilliant, Inc.(14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	51
Subtotal: Sustainable and Renewable Technology (0.47%)*					7,617	3,394
Total: Warrant Investments (3.27%)*					42,419	23,496
Total Investments (179.75%)*					$1,344,325	$1,291,310

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $24.3 million, $77.2 million and $52.9 million respectively. The tax cost of investments is $1.3 billion.

(3)

Except for warrants in 37 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at March 31, 2016 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)

Affiliate investment as defined under the Investment Company Act of 1940, as amended, (the “1940 Act”) in which Hercules owns at least 5% but generally less than 25% of the company’s voting securities.

(6)

Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board. There were no control investments at March 31, 2016.

(7)	Debt is on non-accrual status at March 31, 2016, and is therefore considered non-income producing.
(8)	Denotes that all or a portion of the debt investment is convertible debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or payment-in-kind, interest and is net of repayments.
(13)

Denotes that all or a portion of the debt investment includes an exit fee receivable. This fee ranges from 1.0% to 19.4% of the total debt commitment based on the contractual terms of our loan servicing agreements.

(14)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology II, L.P., or HT II, or Hercules Technology III, L.P., or HT III, the Company’s wholly-owned SBIC subsidiaries.

(15)

The stated ‘maturity date’ for the Tectura assets reflects the last extension of the forbearance period on these loans. The borrower loans remain outstanding and management is continuing to work with the borrower to satisfy the obligations. The Company’s investment team and Investment Committee continue to closely monitor developments at the borrower company.

(16)	Repayment of debt investment is delinquent of the contractual maturity date.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

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

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment as defined under the 1940 Act in which Hercules owns at least 5% but generally less than 25% of the company’s voting securities.
(6)

Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.  There were no control investments at December 31, 2015.

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
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitizations.
(11)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility.
(12)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
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

(16)	Repayment of debt investment is delinquent of the contractual maturity date.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a broadly diversified variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA., and Hartford, CT. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Accounting Standards Codification, as amended (“ASC”).

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

HT II and HT III hold approximately $111.6 million and $289.1 million in assets, respectively, and they accounted for approximately 6.6% and 17.1% of the Company’s total assets, respectively, prior to consolidation at March 31, 2016.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidies are consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. The taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 and 10 of Regulation S-X the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. It is not appropriate for an investment company to consolidate a portfolio company that is not an investment company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC 946.

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Exchange Act. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2015. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could be significant to the VIE.

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

As of the date of this report, the VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the 2021 Asset-Backed Notes (as defined herein). See “Note 4 – Borrowings”.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Change in Accounting Principle

As of January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of the Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of the Company’s Other Assets, SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Company’s Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
SBA Debentures	$3,203	$3,371
2019 Notes	2,025	2,185
2024 Notes	2,789	2,872
2021 Asset-Backed Notes	2,073	2,305
Convertible Senior Notes	12	44
Wells Facility(1)	737	669
Union Bank Facility(1)	190	229
Total	$11,029	$11,675

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASU 2015-15.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At March 31, 2016, approximately 97.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are publically held debt investments and warrants held in a public company.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2016 and as of December 31, 2015. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,205,673	$—	$5,475	$1,200,198
Preferred Stock	35,542	—	—	35,542
Common Stock	26,599	25,531	—	1,068
Warrants	23,496	—	3,641	19,855
Escrow Receivable	2,967	—	—	2,967
Total	$1,294,277	$25,531	$9,116	$1,259,630

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2016
Senior Debt	$1,102,396	$(6,451)	$6,112	$175,552	$—	$(77,411)	$—	$—	$1,200,198
Preferred Stock	35,245	(150)	156	1,000	—	—	52	(761)	35,542
Common Stock	1,527	—	(1,220)	—	—	—	761	—	1,068
Warrants	18,565	(106)	(91)	1,539	—	—	—	(52)	19,855
Escrow Receivable	2,967	—	—	—	—	—	—	—	2,967
Total	$1,160,700	$(6,707)	$4,957	$178,091	$—	$(77,411)	$813	$(813)	$1,259,630

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the three months ended March 31, 2016 relate to the exercise of warrants in Ping Identity Corporation to preferred stock and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the three months ended March 31, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc..

(4)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the initial public offerings, or IPOs of Box, Inc.,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures.

For the three months ended March 31, 2016, approximately $104,000 in net unrealized appreciation and $1.2 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $6.1 million in net unrealized depreciation and $45,000 in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$92,845	Originated Within 6 Months	Origination Yield	12.00% - 14.48%	13.15%
	430,402	Market Comparable Companies	Hypothetical Market Yield	8.86% - 16.81%	12.39%
			Premium/(Discount)	(0.75%) - 1.00%
Technology	55,262	Originated Within 6 Months	Origination Yield	11.00% - 15.73%	13.78%
	273,064	Market Comparable Companies	Hypothetical Market Yield	10.75% - 17.85%	13.38%
			Premium/(Discount)	(0.50%) - 0.50%
	28,591	Liquidation(c)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	22,270	Originated Within 6 Months	Origination Yield	12.74% - 16.13%	15.00%
Technology	102,890	Market Comparable Companies	Hypothetical Market Yield	7.54% - 25.68%	17.60%
			Premium/(Discount)	(0.50%) - 0.00%
	1,106	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	8,253	Originated Within 6 Months	Origination Yield	15.34%	15.34%
	77,067	Market Comparable Companies	Hypothetical Market Yield	10.73% - 19.86%	14.67%
			Premium/(Discount)	0.00% - 0.50%
	5,110	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Lower Middle Market	5,436	Originated Within 6 Months	Origination Yield	13.61% - 14.50%	14.10%
	14,723	Market Comparable Companies	Hypothetical Market Yield	13.78%	13.78%
			Premium/(Discount)	0.25%
	15,761	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 60.00%

		Debt Investments Where Fair Value Approximates Cost
	14,074	Imminent Payoffs (d)
	53,344	Debt Investments Maturing in Less than One Year
	$1,200,198	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery and Biotechnology Tools industries in the Consolidated Schedule of Investments.

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$72,981	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.29%
	406,590	Market Comparable Companies	Hypothetical Market Yield	9.55% - 16.75%	12.67%
			Premium/(Discount)	(0.75%) - 0.00%
Technology	6,873	Originated Within 6 Months	Origination Yield	15.19%	15.19%
	283,045	Market Comparable Companies	Hypothetical Market Yield	6.57% - 23.26%	13.22%
			Premium/(Discount)	(0.25%) - 0.50%
	36,815	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Sustainable and Renewable	11,045	Originated Within 6 Months	Origination Yield	19.74%	19.74%
Technology	105,382	Market Comparable Companies	Hypothetical Market Yield	10.62% - 27.31%	15.91%
			Premium/(Discount)	0.00%
	1,013	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	80,530	Market Comparable Companies	Hypothetical Market Yield	11.65% - 19.90%	15.26%
			Premium/(Discount)	0.00% - 0.50%
	3,764	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	17,811	Originated Within 6 Months	Origination Yield	12.70% - 14.50%	13.00%
	15,151	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	12,434	Imminent Payoffs (d)
	48,962	Debt Investments Maturing in Less than One Year
	$1,102,396	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,518	Market Comparable Companies	EBITDA Multiple (b)	4.3x - 20.8x	7.5x
			Revenue Multiple (b)	0.7x - 3.8x	2.0x
			Discount for Lack of Marketability (c)	15.08% - 26.98%	17.22%
			Average Industry Volatility (d)	40.32% - 111.12%	64.44%
			Risk-Free Interest Rate	0.56% - 0.74%	0.60%
			Estimated Time to Exit (in months)	10 - 23	12
	31,092	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 82.81%	66.30%
			Risk-Free Interest Rate	0.54% - 1.36%	0.72%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	9,115	Market Comparable Companies	EBITDA Multiple (b)	5.4x - 50.0x	11.3x
			Revenue Multiple (b)	0.5x - 7.3x	1.9x
			Discount for Lack of Marketability (c)	15.15% - 32.23%	20.70%
			Average Industry Volatility (d)	36.84% - 98.38%	56.47%
			Risk-Free Interest Rate	0.54% - 1.11%	0.59%
			Estimated Time to Exit (in months)	10 - 50	16
	10,740	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 111.12%	65.82%
			Risk-Free Interest Rate	0.44% - 1.43%	0.78%
			Estimated Time to Exit (in months)	7 - 47	21
Total Level Three Warrant and Equity Investments	$56,465

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

Portfolio Composition

As required by the 1940 Act, the Company classifies its investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “control”. Under the 1940 Act, the Company is generally deemed to “control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of the Company, as defined in the 1940 Act, which are not control investments. The Company is deemed to be an “affiliate” of a company in which it has invested if it owns 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three months ended March 31, 2016 and 2015. The Company did not hold any Control investments at either March 31, 2016 or 2015.

(in thousands)			For the Three Months Ended March 31, 2016
Portfolio Company	Type	Fair Value at March 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,991	$7	$(413)	$—	$—
Stion Corporation	Affiliate	1,106	58	539	—	—
Total		$8,097	$65	$126	$—	$—

(in thousands)			For the Three Months Ended March 31, 2015
Portfolio Company	Type	Fair Value at March 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,414	$—	$2,087	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,768	—	695	—	—
Stion Corporation	Affiliate	1,600	101	(469)	—	—
Total		$10,782	$101	$2,313	$—	$—

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced the Company’s investment below the threshold for classification as an affiliate investment.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,007,751	78.0%	$961,464	80.1%
Senior Secured Debt	221,418	17.1%	171,732	14.3%
Preferred Stock	35,542	2.8%	35,245	2.9%
Common Stock	26,599	2.1%	32,197	2.7%
Total	$1,291,310	100.0%	$1,200,638	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2016 and December 31, 2015 is shown as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,243,362	96.3%	$1,167,281	97.2%
Netherlands	20,158	1.6%	20,112	1.7%
England	18,553	1.4%	8,884	0.8%
Canada	5,507	0.4%	595	0.0%
Israel	3,730	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,291,310	100.0%	$1,200,638	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$321,359	24.9%	$284,266	23.7%
Sustainable and Renewable Technology	178,532	13.8%	159,487	13.3%
Software	157,769	12.2%	147,237	12.3%
Drug Delivery	157,756	12.2%	164,665	13.7%
Medical Devices & Equipment	110,312	8.6%	90,560	7.5%
Media/Content/Info	106,652	8.3%	95,488	7.9%
Internet Consumer & Business Services	102,571	8.0%	88,377	7.4%
Specialty Pharmaceuticals	50,416	3.9%	52,088	4.3%
Communications & Networking	25,055	1.9%	33,213	2.8%
Consumer & Business Products	23,016	1.8%	26,611	2.2%
Semiconductors	16,711	1.3%	22,705	1.9%
Healthcare Services, Other	15,289	1.2%	15,131	1.3%
Surgical Devices	10,874	0.8%	11,185	0.9%
Electronics & Computer Hardware	6,936	0.5%	6,928	0.6%
Biotechnology Tools	6,690	0.5%	719	0.1%
Information Services	1,308	0.1%	1,657	0.1%
Diagnostic	64	0.0%	321	0.0%
Total	$1,291,310	100.0%	$1,200,638	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2016 and December 31, 2015.

Portfolio Activity

During the three months ended March 31, 2016, the Company funded and or restructured investments in debt securities totaling approximately $169.9 million. During the three months ended March 31, 2016, the Company funded equity investments totaling approximately $1.0 million.

During the three months ended March 31, 2015, the Company funded and or restructured investments in debt securities totaling approximately $207.0 million. During the three months ended March 31, 2015, the Company funded equity investments totaling approximately $2.4 million.

During the three months ended March 31, 2016, the Company recognized net realized losses of approximately $4.5 million. During the three months ended March 31, 2016, the Company recorded gross realized gains of approximately $2.8 million primarily from the sale of investments in two portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million) and the sale of options on Box, Inc. ($1.1 million). These gains were offset by gross realized losses of approximately $7.3 million primarily from the liquidation or write off of the Company’s investment in six portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

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

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2016, approximately 91.8% of the Company’s debt investments were in a senior secured first lien position, with 40.4% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 48.1% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. The remaining 8.2% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At March 31, 2016 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

Income Recognition

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest and other obligations due will be collected in full, the Company will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At March 31, 2016, the Company had four debt investments on non-accrual with a cumulative investment cost and approximate fair value of $49.8 million and $27.2 million, respectively. At December 31, 2015, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, the Company had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest is on non-accrual. During the three months ended March 31, 2016, the Company recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, the Company recognized a realized loss of $430,000 on the partial write off of one debt investment that was on non-accrual as of December 31, 2015.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $26.8 million of unamortized fees at March 31, 2016, of which approximately $24.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 the Company had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

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

In addition, the Company may also be entitled to an end-of-term payment that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2016 the Company had approximately $26.0 million in exit fees receivable, of which approximately $20.8 million was included as a component of the cost basis of the Company’s current debt investments and approximately $5.2 million was a deferred receivable related to expired commitments. At December 31, 2015 the Company had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included a component of the cost basis of the Company’s current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $1.7 million and $907,000 in PIK income during the three months ended March 31, 2016 and 2015, respectively.

To maintain the Company’s status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2016 and 2015.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2021 Asset-Backed Notes, and the SBA debentures, provide a strategic advantage as sources of liquidity due to their flexible structure, long-term duration, and low fixed interest rates. At March 31, 2016, the April 2019 Notes were trading on the New York Stock Exchange, or NYSE, for $25.59 per share at par value, the September 2019 Notes were trading on the NYSE for $25.32 per share at par value and the 2024 Notes were trading on the NYSE for $25.12 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around March 31, 2016, the Convertible Senior Notes were quoted for 1.086 per dollar at par value and the 2021 Asset-Backed Notes were quoted for 0.991 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $196.7 million, compared to the carrying amount of $190.2 million as of March 31, 2016. The fair value of the outstanding borrowings under the Wells Facility at March 31, 2016 is equal to its transaction price as the Company added Alostar Bank of Commerce as an additional lender to the agreement with Wells Fargo Capital Finance, LLC at the same terms in March 2016.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at March 31, 2016 and December 31, 2015:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$19,111	$—	$19,111	$—
Wells Facility	61,003	—	—	61,003
2021 Asset-Backed Notes	128,169	—	128,169	—
April 2019 Notes	66,012	—	66,012	—
September 2019 Notes	46,462	—	46,462	—
2024 Notes	103,494	—	103,494	—
SBA Debentures	196,692	—	—	196,692
Total	$620,943	$—	$363,248	$257,695

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$19,540	$—	$19,540	$—
Wells Facility	50,000	—	—	50,000
2021 Asset-Backed Notes	128,775	—	128,775	—
April 2019 Notes	65,573	—	65,573	—
September 2019 Notes	46,297	—	46,297	—
2024 Notes	104,401	—	104,401	—
SBA Debentures	194,121	—	—	194,121
Total	$608,707	$—	$364,586	$244,121

4. Borrowings

Outstanding Borrowings

At March 31, 2016 and December 31, 2015, the Company had the following available borrowings and outstanding borrowings:

	March 31, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value(1)	Total Available	Principal	Carrying Value(1)
SBA Debentures (2)	$190,200	$190,200	$186,997	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,339	110,364	110,364	108,179
2024 Notes	103,000	103,000	100,211	103,000	103,000	100,128
2021 Asset-Backed Notes	129,300	129,300	127,227	129,300	129,300	126,995
Convertible Senior Notes	17,604	17,604	17,572	17,604	17,604	17,478
Wells Facility(3)	95,000	61,003	61,003	75,000	50,000	50,000
Union Bank Facility(3)	75,000	—	—	75,000	—	—
Total	$720,468	$611,471	$601,349	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See “Note 2 – Summary of Significant Accounting Policies” for the amount of debt issuance cost associated with each borrowing.

(2)

At both March 31, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to the Company meeting the borrowing base requirements.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of March 31, 2016, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of March 31, 2016. As of March 31, 2016, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2016 the Company held investments in HT II in 35 companies with a fair value of approximately $98.7 million, accounting for approximately 7.6% of the Company’s total portfolio at March 31, 2016. HT II held approximately $111.6 million in assets and accounted for approximately 6.6% of the Company’s total assets prior to consolidation at March 31, 2016.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2016, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of March 31, 2016. As of March 31, 2016, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2016, the Company held investments in HT III in 49 companies with a fair value of approximately $272.5 million, accounting for approximately 21.1% of the Company’s total portfolio at March 31, 2016. HT III held approximately $289.1 million in assets and accounted for approximately 17.1% of the Company’s total assets prior to consolidation at March 31, 2016.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended March 31, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the three months ended March 31, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the three months ended March 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$1,738	$1,718
Amortization of debt issuance cost (loan fees)	168	165
Total interest expense and fees	$1,906	$1,883
Cash paid for interest expense and fees	$3,461	$3,442

As of March 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2016, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2016, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2016 and December 31, 2015:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2016	December 31, 2015
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

In April 2015, the Company redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015 the Company redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors.

As of March 31, 2016 and December 31, 2015, the 2019 Notes payable outstanding principal balance consists of:

(in thousands)	March 31, 2016	December 31, 2015
April 2019 Notes	$64,490	$64,490
September 2019 Notes	45,874	45,874
Total 2019 Notes Principal Outstanding	$110,364	$110,364

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

For the three months ended March 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$1,932	$2,981
Amortization of debt issuance cost (loan fees)	160	240
Total interest expense and fees	$2,092	$3,221
Cash paid for interest expense and fees	$1,932	$2,981

As of March 31, 2016, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At both March 31, 2016 and December 31, 2015, the 2024 Notes had an outstanding principal balance of $103.0 million. See “Note 12 – Subsequent Events”.

For the three months ended March 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$1,609	$1,609
Amortization of debt issuance cost (loan fees)	83	83
Total interest expense and fees	$1,692	$1,692
Cash paid for interest expense and fees	$1,609	$1,609

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2021 Asset-Backed Notes”), which were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended, (the “Securities Act”) (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2 (a)(51)(A) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provided by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2014 Loans are serviced by the Company pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. The Company performs certain servicing and administrative functions with respect to the 2014 Loans. The Company is entitled to receive a monthly fee from the 2014 Securitization Issuer for servicing the 2014 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including October 5, 2014 through and including December 5, 2014 over 360) of 2.00% and the aggregate outstanding principal balance of the 2014 Loans plus collections on deposit in the 2014 Securitization Issuer’s collections account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including October 5, 2014, to the close of business on December 5, 2014).The Company also serves as administrator to the 2014 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At both March 31, 2016 and December 31, 2015, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three months ended March 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$1,139	$1,139
Amortization of debt issuance cost (loan fees)	232	222
Total interest expense and fees	$1,371	$1,361
Cash paid for interest expense and fees	$1,139	$1,139

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $3.6 million and $9.2 million of restricted cash as of March 31, 2016 and December 31, 2015, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). As of March 31, 2016, the outstanding principal balance of the Convertible Senior Notes is $17.6 million and the carrying value, comprised of the aggregate principal amount outstanding less the remaining unamortized debt issuance costs associated with the borrowing and the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.6 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders could convert their Convertible Senior Notes only under certain circumstances set forth in the indenture governing the Convertible Senior Notes. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate was initially 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate is subject to adjustment in some events but is not adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the conversion rate is increased for converting holders. As of March 31, 2016, the conversion rate was 91.3937 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $10.94 per share of common stock).

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

The Convertible Senior Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

Upon meeting the stock trading price conversion requirement as set forth in the indenture governing the Convertible Senior Notes, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of March 31, 2016, approximately $57.4 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes were not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time as described above. See “Note 12 – Subsequent Events”.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the Convertible Senior Notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the year ended December 31, 2015 was $1,000. The Company did not record a loss on extinguishment of debt in the three months ended March 31, 2016. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of March 31, 2016 and December 31, 2015, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Principal amount of debt	$17,604	$17,604
Unamortized debt issuance cost	(12)	(44)
Original issue discount, net of accretion	(20)	(82)
Carrying value of Convertible Senior Notes	$17,572	$17,478

For the three months ended March 31, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$264	$215
Accretion of original issue discount	61	62
Amortization of debt issuance cost (loan fees)	32	33
Total interest expense and fees	$357	$310
Cash paid for interest expense and fees	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

On March 8, 2016, the Company entered into a further amendment to the Wells Facility that amended the minimum interest coverage ratio covenant and added Alostar Bank of Commerce as a lender of the facility, expanding the available commitment to $95.0 million under the accordion feature. See “Note 12 – Subsequent Events”.

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million and Alostar Bank of Commerce has made commitments of $20.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2016, this non-use fee was approximately $66,000. For the three months ended March 31, 2015, this non-use fee was approximately $94,000.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of March 31, 2016, the minimum tangible net worth covenant has increased to $601.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million and the 1.1 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement with JMP Securities (“JMP”) for gross proceeds of $12.8 million during the three months ended March 31, 2016. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $106.7 million on the available facility during the three months ended March 31, 2016 offset by repayments of $95.7 million. At March 31, 2016 and December 31, 2015 there was $61.0 million and $50.0 million, respectively, of borrowings outstanding on this facility.

For the three months ended March 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest expense	$275	$—
Amortization of debt issuance cost (loan fees)	104	86
Total interest expense and fees	$379	$86
Cash paid for interest expense and fees	$244	$—

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three months ended March 31, 2016, this non-use fee was approximately $95,000. For the three months ended March 31, 2015, this non-use fee was approximately $94,000. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of March 31, 2016, the minimum tangible net worth covenant has increased to $651.2 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million and the 1.1 million shares of common stock issued under the ATM equity distribution agreement with JMP for net proceeds of $12.4 million during the three months ended March 31, 2016. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At March 31, 2016 there were no borrowings outstanding on the Union Bank Facility.

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

During the three months ended March 31, 2016, the Company recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $1,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $110,000 as of March 31, 2016 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.2 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2016 and January 2017.

5. Income taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed as dividends to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, to its stockholders. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

During the three months ended March 31, 2016, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2016, 100% would be from our current and accumulated earnings and profits. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2016 distributions to shareholders will actually be.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes dividends in a timely manner to our shareholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains).

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

The Company has taxable subsidiaries which are designed to hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidies are consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements, and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by the taxable subsidiaries would be taxed at normal corporate tax rates based on its taxable income.

Taxable income for the three months ended March 31, 2016 was approximately $21.7 million or $0.30 per share. Taxable net realized losses for the same period was $3.7 million or approximately $0.05 per share. Taxable income for the three months ended March 31, 2015 was approximately $16.3 million or $0.26 per share. Taxable net realized losses for the same period were $2.6 million or approximately $0.04 per share.

The Company intends to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to the Company’s shareholders in 2016.

6. Shareholders’ Equity

On August 16, 2013, the Company entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP and on March 7, 2016, the Company renewed the Equity Distribution Agreement. The Equity Distribution Agreement provides that the Company may offer and sell up to 8.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2016 the Company sold 1.1 million shares of common stock for total accumulated net proceeds of approximately $12.4 million. The Company did not sell any shares under the program during the year ended December 31, 2015. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2016 approximately 6.2 million shares remain available for issuance and sale under the equity distribution agreement. See “Note 12 – Subsequent Events”.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock and on February 17, 2016 the Board of Directors extended the program until August 23, 2016. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the three months ended March 31, 2016 the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. As of March 31, 2016 approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

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

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, the Company will limit the number of shares that it issues at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on the Company’s then outstanding shares will not exceed 20%. The Company’s Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the three months ended March 31, 2016 the Company has not issued common stock at a discount to NAV. The Company did not issue common stock at a discount to NAV during the year ended December 31, 2015.

The Company has issued stock options for common stock subject to future issuance, of which 695,838 and 622,171 were outstanding at March 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the common stock options activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	622,171	$14.25	695,672	$14.58
Granted	124,000	$11.29	68,500	$14.10
Exercised	—	$—	(34,664)	$10.69
Forfeited	(45,890)	$14.23	(141,280)	$14.71
Expired	(4,443)	$16.34	(2,499)	$11.01
Outstanding at March 31,	695,838	$13.71	585,729	$14.74
Shares Expected to Vest at March 31,	367,032	$13.71	438,472	$14.74

The following table summarizes common stock options outstanding and exercisable at March 31, 2016:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	302,644	6.38	$214,703	$11.52	67,890	3.84	$75,893	$11.15
$14.60 - $16.34	393,194	4.82	—	$15.40	260,916	4.35	—	$15.33
$9.25 - $16.34	695,838	5.50	$214,703	$13.71	328,806	4.25	$75,893	$14.47

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At March 31, 2016 options for 328,806 shares were exercisable at a weighted average exercise price of approximately $14.47 per share with a weighted average remaining contractual term of 4.25 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three months ended March 31, 2016 and 2015 was approximately $39,000 and $27,000, respectively. During the three months ended March 31, 2016 and 2015, approximately $51,000 and $67,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2016 there was approximately $181,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.42 years.

The Company follows ASC 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Expected Volatility	18.94%	18.94%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.04% - 1.63%	1.08% - 1.57%

During the three months ended March 31, 2016 and 2015 the Company granted 538,250 shares and 579,833 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the three months ended March 31, 2016 and 2015 was approximately $6.5 million and $8.1 million, respectively. During the three months ended March 31, 2016 and 2015, the Company expensed approximately $2.5 million and $2.7 million of compensation expense related to restricted stock, respectively. As of March 31, 2016, there was approximately $12.2 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 2.27 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	850,072	$13.59	1,302,780	$13.23
Granted	538,250	$12.00	579,833	$14.02
Vested	(285,155)	$13.65	(102,042)	$12.01
Forfeited	(7,138)	$14.02	(1,438)	$12.88
Unvested at March 31,	1,096,029	$12.79	1,779,133	$13.56

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator
Net increase in net assets resulting from operations	$14,295	$21,919
Less: Dividends declared-common and restricted shares	(22,371)	(20,266)
Undistributed (distributions in excess of) earnings	(8,076)	1,653
Undistributed (distributions in excess of) earnings-common shares	(8,076)	1,653
Add: Dividend declared-common shares	21,975	19,712
Numerator for basic and diluted change in net assets per common share	$13,899	$21,365

Denominator
Basic weighted average common shares outstanding	71,172	63,783
Common shares issuable	27	380
Weighted average common shares outstanding assuming dilution	71,199	64,163

Change in net assets per common share
Basic	$0.20	$0.33
Diluted	$0.20	$0.33

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for the three months ended March 31, 2016 and 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($10.94 as of March 31, 2016 and $11.28 as of March 31, 2015) for the Convertible Senior Notes for such periods.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2016 and 2015, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 717,679 shares and 652,102 shares, respectively.

At March 31, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Per share data(1):
Net asset value at beginning of period	$9.94	$10.18
Net investment income	0.28	0.20
Net realized gain on investments	(0.06)	0.05
Net unrealized appreciation (depreciation) on investments	(0.02)	0.09
Total from investment operations	0.20	0.34
Net increase (decrease) in net assets from capital share transactions(1)	(0.06)	0.23
Distributions of net investment income (6)	(0.31)	(0.32)
Stock-based compensation expense included in investment income(2)	0.04	0.04
Net asset value at end of period	$9.81	$10.47

Ratios and supplemental data:
Per share market value at end of period	$12.01	$13.48
Total return(3)	1.18%	(7.35%)
Shares outstanding at end of period	73,230	72,891
Weighted average number of common shares outstanding	71,172	63,783
Net assets at end of period	$718,380	$763,326
Ratio of total expense to average net assets(4)	10.47%	11.73%
Ratio of net investment income before investment gains and losses to average net assets(4)	11.17%	7.82%
Portfolio turnover rate (5)	7.16%	7.64%
Average debt outstanding	$578,406	$624,132
Weighted average debt per common share	$8.13	$9.79

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

(3)

The total return for the three months ended March 31, 2016 and 2015 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the three months ended March 31, 2016 and 2015 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At March 31, 2016, the Company had approximately $64.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, the Company had approximately $98.0 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions.

The Company also had approximately $60.5 million of non-binding term sheets outstanding at March 31, 2016. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $436,000 during the three months ended March 31, 2016. Total rent expense amounted to approximately $408,000 during the same period ended March 31, 2015. The Company’s contractual obligations as of March 31, 2016 include:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$611,471	$17,604	$147,700	$232,917	$213,250
Operating Lease Obligations (5)	4,427	1,598	2,593	236	—
Total	$615,898	$19,202	$150,293	$233,153	$213,250

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million of the 2021 Asset-Backed Notes, $17.6 million of the Convertible Senior Note, and $61.0 million under the Wells Facility as of March 31, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(5)	Long-term facility leases.

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

11. Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. There is not a material impact from adopting this standard on the Company’s financial statements. The Company has adopted this standard for the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of the Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There is no impact to the Company’s Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities. The Company has adopted this standard for the three months ended March 31, 2016. Refer to “Note 2 – Summary of Significant Accounting Policies”.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and disclosures.

12. Subsequent Events

Dividend Declaration

On April 27, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 23, 2016 to shareholders of record as of May 16, 2016. This dividend represents the Company’s forty-third consecutive dividend declaration since the Company’s IPO, bringing the total cumulative dividend declared to date to $11.85 per share.

Convertible Senior Notes

The Convertible Senior Notes were convertible into shares of the Company’s common stock beginning October 15, 2015 until the close of business on the scheduled trading day immediately preceding the April 15, 2016 maturity date. Subsequent to March 31, 2016, approximately $17.4 million of the Convertible Senior Notes were converted pursuant to the conversion procedures as set forth in the indenture governing the Convertible Senior Notes and were settled in April 2016 with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 137,854 shares of the Company’s common stock. The remaining Convertible Senior Notes outstanding were fully repaid at maturity on April 15, 2016.

Wells Facility

On April 7, 2016, the Company entered into a further amendment to the Wells Facility that amended the concentration limits on eligible assets in the collateral pool and added Everbank Commercial Finance, Inc. as a lender of the facility, expanding the available commitment to $120.0 million under the accordion feature.

2024 Notes

On May 2, 2016, the Company closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of its 6.25% unsecured notes due 2024 (the “Additional 2024 Notes”). The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering and $7.5 million as a result of underwriters exercising a portion of their option to purchase up to an additional $9.8 million in aggregate principal to cover overallotments.  The Additional 2024 Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $103.0 million in aggregate principal amount of the 6.25% unsecured notes due 2024 that the Company initially issued on July 14, 2014 (the “Existing 2024 Notes”).

The Existing 2024 Notes currently trade on the NYSE under the symbol “HTGX” and it is anticipated that the additional $74.8 million in aggregate principal amount of the Additional 2024 Notes will trade under the same symbol. The Existing 2024 Notes and the Additional 2024 Notes will mature on July 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 30, 2017. The Additional 2024 Notes will bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30, of each year, beginning July 30, 2016. The Company intends to invest the net proceeds of this public offering to fund investments in debt and equity securities in accordance with its investment objective and for other general corporate purposes.

ATM Issuances

Subsequent to March 31, 2016 and as of May 2, 2016, the Company sold 331,000 shares of common stock for total accumulated net proceeds of approximately $4.0 million under its ATM equity distribution agreement with JMP. As of May 2, 2016 approximately 5.9 million shares remain available for issuance and sale under the equity distribution agreement.

Credit Rating

On April 26, 2016, Standard and Poor’s assigned a BBB- credit rating to the Company’s 2024 Notes and 2019 Notes.

Portfolio Company Developments

As of May 2, 2016, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all.

On May 2, 2016, Bind Therapeutics, Inc. (“BIND”), a portfolio company, filed for Voluntary Chapter 11 Bankruptcy Protection in the District of Delaware.  In that filing, BIND claims it will pursue strategic and financial alternatives to continue as a going concern and that their cash and assets exceed the loan amount due to Hercules Capital.  The Company’s agreements with BIND have affirmative and negative covenants and events of defaults customary for a senior secured lending transaction of this nature.  As of the date of these financial statements, the Company believes that BIND has the ability to meet its Secured Obligations and given that BIND is current on all payments, the Company has left our investment in BIND on accrual status.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a broadly diversified variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, McLean, VA, Santa Monica, CA and Hartford, CT.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the Investment Company Act of 1940, as amended (the “1940 Act”). In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $111.6 million and $289.1 million in assets, respectively, and accounted for approximately 6.6% and 17.1% of our total assets, respectively, prior to consolidation at March 31, 2016. As of March 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration (“SBA”) guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2016, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We have qualified as and have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election, we generally will not have to pay corporate-level taxes on any income and gains that we distribute as dividends to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income for each taxable year from qualified earnings, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents and high-quality debt investments that mature in one year or less.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.3 billion at March 31, 2016, as compared to $1.2 billion at December 31, 2015. The fair value of our debt investment portfolio at March 31, 2016 was approximately $1.2 billion, compared to a fair value of approximately $1.1 billion at December 31, 2015. The fair value of the equity portfolio at March 31, 2016 was approximately $62.1 million, compared to a fair value of approximately $67.4 million at December 31, 2015. The fair value of the warrant portfolio at March 31, 2016 was approximately $23.5 million, compared to a fair value of approximately $23.0 million at December 31, 2015.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. From time to time, unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. Not all debt commitments represent future cash requirements. Similarly, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements.

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

Our portfolio activity for the three months ended March 31, 2016 and the year ended December 31, 2015 was comprised of the following:

(in millions)	March 31, 2016	December 31, 2015
Debt Commitments (1)
New portfolio company	$204.5	$544.0
Existing portfolio company	15.4	181.7
Total	$219.9	$725.7
Funded and Restructured Debt Investments (3)
New portfolio company	$146.0	$352.5
Existing portfolio company	23.9	341.6
Total	$169.9	$694.1
Funded Equity Investments
New portfolio company	$—	$1.0
Existing portfolio company	1.0	17.6
Total	$1.0	$18.6
Unfunded Contractual Commitments (2)
Total	$64.6	$75.4
Non-Binding Term Sheets
New portfolio company	$45.5	$81.0
Existing portfolio company	15.0	5.0
Total	$60.5	$86.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company and unencumbered by milestones.
(3)	Funded amounts include borrowings on revolving facilities.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2016, we received approximately $76.4 million in aggregate principal repayments. Of the approximately $76.4 million of aggregate principal repayments, approximately $21.4 million were scheduled principal payments and approximately $55.0 million were early principal repayments related to 16 portfolio companies. Of the approximately $55.0 million early principal repayments, none were early repayments due to merger and acquisition transactions or initial public offerings (“IPOs”).

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for the three months ended March 31, 2016 and the year ended December 31, 2015 was as follows:

(in millions)	March 31, 2016	December 31, 2015
Beginning portfolio	$1,200.6	$1,020.7
New fundings and restructures	170.9	712.3
Warrants not related to current period fundings	0.1	0.1
Principal payments received on investments	(21.4)	(115.1)
Early payoffs	(55.0)	(388.5)
Accretion of loan discounts and paid-in-kind principal	10.1	31.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.1)	(1.7)
New loan fees	(2.5)	(9.5)
Warrants converted to equity	—	0.4
Sale of investments	(2.4)	(5.2)
Loss on investments due to write offs	(6.7)	(7.5)
Net change in unrealized depreciation	(1.3)	(37.1)
Ending portfolio	$1,291.3	$1,200.6

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,007,751	78.0%	$961,464	80.1%
Senior Secured Debt	221,418	17.1%	171,732	14.3%
Preferred Stock	35,542	2.8%	35,245	2.9%
Common Stock	26,599	2.1%	32,197	2.7%
Total	$1,291,310	100.0%	$1,200,638	100.0%

A summary of our investment portfolio as of March 31, 2016 and December 31, 2015 at value by geographic location is as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,243,362	96.3%	$1,167,281	97.2%
Netherlands	20,158	1.6%	20,112	1.7%
England	18,553	1.4%	8,884	0.8%
Canada	5,507	0.4%	595	0.0%
Israel	3,730	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,291,310	100.0%	$1,200,638	100.0%

As of March 31, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $25.0 million, although we may make investments in amounts above or below that range. As of March 31, 2016, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 4.0% to approximately 15.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $26.8 million of unamortized fees at March 31, 2016, of which approximately $24.3 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 we had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2016 we had approximately $26.0 million in exit fees receivable, of which approximately $20.8 million was included as a component of the cost basis of our current debt investments and approximately $5.2 million was a deferred receivable related to expired commitments. At December 31, 2015 we had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as a component of the cost basis of our current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be paid out to stockholders with other sources of income in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.7 million and $907,000 in PIK income in the three months ended March 31, 2016 and 2015, respectively.

The core yield on our debt investments, which excludes any benefits from the fees and income related to early loan repayment acceleration of unamortized fees and income as well as prepayment of fees and includes income from expired commitments, was 12.9% and 12.8% during the three months ended March 31, 2016 and 2015, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 13.2% and 12.9% for the three months ended March 31, 2016 and 2015, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 1.2% and -7.4% during the three months ended March 31, 2016 and 2015, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, sustainable and renewable technology, software, drug delivery, medical devices and equipment, media/content/info, internet consumer and business services, specialty pharmaceuticals, communications and networking, consumer and business products, semiconductors, healthcare services, surgical devices, electronics and computer hardware, biotechnology tools, information services, and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of March 31, 2016, approximately 63.1% of the fair value of our portfolio was composed of investments in four industries: 24.9% was composed of investments in the drug discovery and development industry, 13.8% was comprised of investments in the sustainable and renewable technology industry, 12.2% was composed of investments in the software industry, and 12.2% was composed of investments in the drug delivery industry.

The following table shows the fair value of our portfolio by industry sector at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$321,359	24.9%	$284,266	23.7%
Sustainable and Renewable Technology	178,532	13.8%	159,487	13.3%
Software	157,769	12.2%	147,237	12.3%
Drug Delivery	157,756	12.2%	164,665	13.7%
Medical Devices & Equipment	110,312	8.6%	90,560	7.5%
Media/Content/Info	106,652	8.3%	95,488	7.9%
Internet Consumer & Business Services	102,571	8.0%	88,377	7.4%
Specialty Pharmaceuticals	50,416	3.9%	52,088	4.3%
Communications & Networking	25,055	1.9%	33,213	2.8%
Consumer & Business Products	23,016	1.8%	26,611	2.2%
Semiconductors	16,711	1.3%	22,705	1.9%
Healthcare Services, Other	15,289	1.2%	15,131	1.3%
Surgical Devices	10,874	0.8%	11,185	0.9%
Electronics & Computer Hardware	6,936	0.5%	6,928	0.6%
Biotechnology Tools	6,690	0.5%	719	0.1%
Information Services	1,308	0.1%	1,657	0.1%
Diagnostic	64	0.0%	321	0.0%
Total	$1,291,310	100.0%	$1,200,638	100.0%

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

For the three months ended March 31, 2016 and the year ended December 31, 2015, our ten largest portfolio companies represented approximately 31.6% and 32.1% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2016 and December 31, 2015, we had three and two investments, respectively, that represented 5% or more of our net assets. At March 31, 2016, we had four equity investments representing approximately 53.6% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2015, we had four equity investments which represented approximately 53.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of March 31, 2016 approximately 93.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

As of March 31, 2016, 91.8% of our debt investments were in a senior secured first lien position with the remaining 8.2% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At March 31, 2016, of the approximately 91.8% of our debt investments in a senior secured first lien position, 40.4% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 48.1% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At March 31, 2016 we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2016, we held warrants in 135 portfolio companies, with a fair value of approximately $23.5 million. The fair value of our warrant portfolio increased by approximately $509,000, as compared to a fair value of $23.0 million at December 31, 2015 primarily related to the addition of warrants in 10 new and 4 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $91.8 million to exercise such warrants as of March 31, 2016. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three months ended March 31, 2016 and 2015. We did not hold any Control investments at either March 31, 2016 or March 31, 2015.

(in thousands)			For the Three Months Ended March 31, 2016
Portfolio Company	Type	Fair Value at March 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,991	$7	$(413)	$—	$—
Stion Corporation	Affiliate	1,106	58	539	—	—
Total		$8,097	$65	$126	$—	$—

(in thousands)			For the Three Months Ended March 31, 2015
Portfolio Company	Type	Fair Value at March 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,414	$—	$2,087	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,768	—	695	—	—
Stion Corporation	Affiliate	1,600	101	(469)	—	—
Total		$10,782	$101	$2,313	$—	$—

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced the Company’s investment below the threshold for classification as an affiliate investment.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2016 and December 31, 2015, respectively:

(in thousands)	March 31, 2016			December 31, 2015
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$287,343	23.8%	18	$215,202	19.4%
2	47	636,013	52.7%	47	759,274	68.4%
3	16	202,243	16.8%	6	44,837	4.0%
4	5	40,391	3.4%	4	34,153	3.1%
5	8	39,683	3.3%	10	56,743	5.1%
	92	$1,205,673	100.0%	85	$1,110,209	100.0%

As of March 31, 2016, our debt investments had a weighted average investment grading of 2.17, as compared to 2.16 at December 31, 2015. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The change in weighted average investment grading at March 31, 2016 from December 31, 2015 is due to the addition of fourteen new portfolio investments at a 2 rating per our policy, offset by the downgrade of twelve existing portfolio companies to a 3 rating primarily due to impending capital needs.

At March 31, 2016, we had four debt investments on non-accrual with a cumulative investment cost and fair value of approximately $49.8 million and $27.2 million, respectively. At December 31, 2015, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. During the three months ended March 31, 2016, we recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, we recognized a realized loss of $430,000 on the partial write off of one debt investment that was on non-accrual as of December 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Investment Income

Total investment income for the three months ended March 31, 2016 was approximately $38.9 million as compared to approximately $32.5 million for the three months ended March 31, 2015.

Interest income for the three months ended March 31, 2016 totaled approximately $36.5 million as compared to approximately $30.6 million for the three months ended March 31, 2015. The increase in interest income for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods.

Of the $36.5 million in interest income for the three months ended March 31, 2016, approximately $35.8 million represents recurring income from the contractual servicing of our loan portfolio and approximately $728,000 represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $30.3 million and $294,000, respectively, of the $30.6 million interest income for the three months ended March 31, 2015.

Income from commitment, facility and loan related fees for the three months ended March 31, 2016 totaled approximately $2.5 million as compared to approximately $1.9 million for the three months ended March 31, 2015.  The increase in fee income for the three months ended March 31, 2016 is primarily attributable to an increase in normal fee amortization due to a higher debt investment portfolio between the periods.

Of the $2.5 million in income from commitment, facility and loan related fees for the three months ended March 31, 2016, approximately $2.2 million represents income from recurring fee amortization and approximately $275,000 represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.4 million and $525,000, respectively, of the $1.9 million income for the three months ended March 31, 2015.

The following table shows the PIK-related activity for the three months ended March 31, 2016 and 2015, at cost:

	Three Months Ended March 31,
(in thousands)	2016	2015
Beginning PIK loan balance	$5,149	$6,250
PIK interest income during the period	1,709	907
PIK capitalized to principal but not recorded as income	550	—
Payments received from PIK loans	(20)	(1,356)
Realized loss	(266)	—
Ending PIK loan balance	$7,122	$5,801

The decrease in payments received from PIK loans and increase in PIK interest income during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is due to an increase in the weighted average principal outstanding for loans which bear PIK interest and a reduction in the number of PIK loans which paid off during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2016 or 2015.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $18.8 million and $19.5 million during the three months ended March 31, 2016 and 2015, receptively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $8.0 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively. Interest and fee expense for the three months ended March 31, 2016 as compared to March 31, 2015 decreased due to lower weighted average principal balances outstanding on our Asset Backed Notes, 2019 Notes and 2024 Notes (together with the 2019 Notes, the “Baby Bonds”) along with lower debt issuance costs amortization on our Asset Backed Notes, slightly offset by an increase in the weighted average principal balance outstanding on the Wells Facility.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 5.5% and 6.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period, specifically due to redemptions of our 2019 Notes which occurred in 2015.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses remained constant at $3.6 million for both the three months ended March 31, 2016 and 2015.

Employee Compensation

Employee compensation and benefits totaled approximately $4.7 million for the three months ended March 31, 2016 as compared to approximately $3.8 million for the three months ended March 31, 2015. The increase between comparative periods was primarily due to changes in variable compensation expense.

Employee stock-based compensation totaled approximately $2.6 million for the three months ended March 31, 2016 as compared to approximately $2.7 million for the three months ended March 31, 2015. The decrease between comparative periods was primarily due to restricted stock award vesting and forfeitures, slightly offset by new grants issued related to incentive compensation and strategic hiring objectives.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of March 31, 2016, holders of approximately $57.4 million of our Convertible Senior Notes have exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. See “— Subsequent Events”.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2015 was $1,000.  We did not record a loss on extinguishment of debt in the three months ended March 31, 2016.  The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

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

A summary of realized gains and losses for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Realized gains	$2,789	$4,330
Realized losses	(7,257)	(1,018)
Net realized gains	$(4,468)	$3,312

During the three months ended March 31, 2016 and 2015, we recognized net realized losses of approximately $4.5 million and net realized gains of $3.3 million, respectively. During the three months ended March 31, 2016, we recorded gross realized gains of approximately $2.8 primarily from the sale of investments in two portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million) and the sale of options on Box, Inc. ($1.1 million).  These gains were offset by gross realized losses of approximately $7.3 primarily from the liquidation or write off of our investments in six portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the three months ended March 31, 2015, we recorded gross realized gains of approximately $4.3 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000).These gains were partially offset by gross realized losses of approximately $1.0 million from the liquidation of our investments in three portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our board of directors (“Board of Directors”). The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross unrealized appreciation on portfolio investments	$13,317	$21,155
Gross unrealized depreciation on portfolio investments	(24,885)	(13,239)
Reversal of prior period net unrealized appreciation upon a realization event	—	(3,708)
Reversal of prior period net unrealized depreciation upon a realization event	10,197	1,005
Net unrealized appreciation (depreciation) attributable to taxes payable	36	442
Citigroup warrant participation	1	(41)
Net unrealized appreciation (depreciation) on portfolio investments	$(1,334)	$5,614

During the three months ended March 31, 2016, we recorded approximately $1.3 million of net unrealized depreciation, of which $1.3 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $6.2 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $5.2 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and $1.1 million of unrealized depreciation on our private portfolio companies related to declining industry performance. Approximately $1.1 million is attributed to net unrealized depreciation on our public warrant portfolio. This unrealized depreciation is partially offset by approximately $6.0 million of net unrealized appreciation on our debt investments which primarily relates to the reversal of $12.2 million unrealized depreciation upon payoff or settling of our debt investments offset by $6.6 million unrealized depreciation for collateral based impairments on eleven portfolio companies.

Net unrealized depreciation was offset by approximately $36,000 as a result of decreased estimated taxes payable for the three months ended March 31, 2016.

Net unrealized depreciation was further offset by approximately $1,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation during the three months ended March 31, 2016.

During the three months ended March 31, 2015, we recorded approximately $5.6 million of net unrealized appreciation, of which $5.2 million is net unrealized appreciation from our debt, equity and warrant investments. Approximately $704,000 is attributed to net unrealized appreciation on our debt investments which primarily related to the reversal of $2.4 million unrealized depreciation for prior period collateral based impairments on two portfolio companies offset by $1.8 million unrealized depreciation for collateral based impairments on six portfolio companies. In addition, approximately $419,000 is attributed to the reversal of approximately $419,000 of unrealized depreciation upon payoff of our debt investments. Approximately $1.0 million is attributed to net unrealized appreciation on our equity investments which primarily related to approximately $3.0 million unrealized appreciation on three private portfolio companies and $1.5 million unrealized appreciation on our public equity portfolio related to portfolio company performance offset by the reversal of $3.7 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $3.1 million is attributed to net unrealized appreciation on our warrant investments which primarily related to $1.2 million of unrealized appreciation on our public portfolio company investments and the reversal of $1.0 million of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in three portfolio companies.

Net unrealized appreciation increased by approximately $442,000 as a result of decreased estimated taxes payable for the three months ended March 31, 2015.

During three months ended March 31, 2015, net unrealized appreciation was offset by approximately $41,000 of net appreciation of fair value on the pool of warrants collateralized under the warrant participation.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(6.6)	$—	$(0.1)	$(6.7)
Reversals of Prior Period Collateral Based Impairments	—	—	—	—
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.2	0.1	—	12.3
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(0.1)	(5.2)	(1.1)	(6.4)
Level 3 Assets	0.5	(1.1)	0.1	(0.5)
Total Fair Value Market/Yield Adjustments	0.4	(6.3)	(1.0)	(6.9)
Total Unrealized Appreciation/(Depreciation)	$6.0	$(6.2)	$(1.1)	$(1.3)

	Three Months Ended March 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(1.8)	$—	$—	$(1.8)
Reversals of Prior Period Collateral Based Impairments	2.4	—	0.2	2.6
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.4	(3.7)	1.0	(2.3)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.5	1.2	2.7
Level 3 Assets	0.1	3.2	0.7	4.0
Total Fair Value Market/Yield Adjustments	0.1	4.7	1.9	6.7
Total Unrealized Appreciation/(Depreciation)	$1.1	$1.0	$3.1	$5.2

*

Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820 (“Fair Value Measurements”).

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”) Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to our shareholders in 2016.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $14.3 million and approximately $21.9 million, respectively. These changes are made up of the items previously described.

Both the basic and fully diluted net change in net assets per common share were $0.20 per share for the three months ended March 31, 2016 and both the basic and fully diluted net change in net assets per common share for the three months ended March 31, 2015 were $0.33 per share.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2016 and 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($10.94 as of March 31, 2016 and $11.28 as of March 31, 2015) for the Convertible Senior Notes for such periods.

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

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement” with JMP Securities LLC (“JMP”) and on March 7, 2016 we renewed the Equity Distribution Agreement. The Equity Distribution Agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, (the “Securities Act”) including sales made directly on the New York Stock Exchange (“NYSE”) or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2016 we sold 1.1 million shares of common stock for total accumulated net proceeds of approximately $12.4 million. We did not sell any shares under the program during the year ended December 31, 2015. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2016, approximately 6.2 million shares remained available for issuance and sale under the equity distribution agreement. See “ – Subsequent Events.”

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock and on February 17, 2016, our Board of Directors extended the program until August 23, 2016. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the three months ended March 31, 2016 we repurchased 449,588 shares of our common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. As of March 31, 2016, approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the three months ended March 31, 2016, we have not issued common stock at a discount to NAV. We did not issue common stock at a discount to NAV during the year ended December 31, 2015.

As of March 31, 2016, approximately $57.4 million of our Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes were not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time. See “— Subsequent Events”.

At March 31, 2016, we had $17.6 million in principal outstanding of Convertible Senior Note, $110.4 million of 2019 Notes, $103.0 million of 2024 Notes, $129.3 million of 2021 Asset-Backed Notes, $190.2 million of SBA debentures payable, and $61.0 million on the Wells Facility. We had no borrowings outstanding under the Union Bank Facility. See “— Subsequent Events”.

At March 31, 2016, we had $122.5 million in available liquidity, including $13.5 million in cash and cash equivalents. We had available borrowing capacity of approximately $34.0 million under the Wells Facility after the March 2016 expansion of the available facility to $95.0 million and we had available borrowing capacity of $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts. See “—Subsequent Events”.

At March 31, 2016, we had $118.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2016, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At March 31, 2016, we had approximately $3.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2016, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three months ended March 31, 2016, our operating activities used $82.4 million of cash and cash equivalents, compared to $114.1 million used during the three months ended March 31, 2015. This $31.7 million decrease in cash used by operating activities resulted primarily from a decrease in investment purchases of approximately $38.5 million, offset by a decrease in net assets resulting from operations of $7.6 million.

During the three months ended March 31, 2016, our investing activities provided approximately $5.4 million of cash, compared to approximately $9.3 million used during the three months ended March 31, 2015. This $14.7 million increase in cash provided by investing activities was primarily due to a reduction of approximately $14.8 million in cash, classified as restricted cash, on assets that are securitized.

During the three months ended March 31, 2016, our financing activities used $4.8 million of cash, compared to $68.0 million provided during the three months ended March 31, 2015. This $72.8 million decrease in cash provided by financing activities was primarily due to decreases in proceeds from issuance of common stock of $87.7 million as a result of a public offering of 7,590,000 shares on March 27, 2015 as compared to the issuance of 1.1 million shares under the ATM program during the three months ended March 31, 2016. This increase was partially offset by proceeds received from borrowings under the Wells Facility during the three months ended March 31, 2016.

As of March 31, 2016, net assets totaled $718.4 million, with a NAV per share of $9.81. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2016 our asset coverage ratio under our regulatory requirements as a business development company was 270.5% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 217.5% at March 31, 2016.

Outstanding Borrowings

At March 31, 2016 and December 31, 2015, we had the following available borrowings and outstanding amounts:

	March 31, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value(1)	Total Available	Principal	Carrying Value(1)
SBA Debentures (2)	$190,200	$190,200	$186,997	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,339	110,364	110,364	108,179
2024 Notes	103,000	103,000	100,211	103,000	103,000	100,128
2021 Asset-Backed Notes	129,300	129,300	127,227	129,300	129,300	126,995
Convertible Senior Notes	17,604	17,604	17,572	17,604	17,604	17,478
Wells Facility(3)	95,000	61,003	61,003	75,000	50,000	50,000
Union Bank Facility(3)	75,000	—	—	75,000	—	—
Total	$720,468	$611,471	$601,349	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both March 31, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to us meeting the borrowing base requirements.

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

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	March 31, 2016	December 31, 2015
SBA Debentures	$3,203	$3,371
2019 Notes	2,025	2,185
2024 Notes	2,789	2,872
2021 Asset-Backed Notes	2,073	2,305
Convertible Senior Notes	12	44
Wells Facility(1)	737	669
Union Bank Facility(1)	190	229
Total	$11,029	$11,675

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASU 2015-15.

As of January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There is no impact to the Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.  Refer to “– Critical Accounting Policies”.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three months ended March 31, 2016.

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

At March 31, 2016, we had approximately $64.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, we had approximately $98.0 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $60.5 million of non-binding term sheets outstanding to three new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2016, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Total Unfunded Commitments
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Aquantia Corp.	11,500
Bellicum Pharmaceuticals, Inc.	5,000
Genocea Biosciences, Inc.	5,000
Druva, Inc.	3,000
Flowonix Medical	2,000
Quanterix Corporation	2,000
Achronix Semiconductor Corporation	740
Cranford Pharmaceuticals, LLC	400
Total	$64,640

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2016:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$611,471	$17,604	$147,700	$232,917	$213,250
Operating Lease Obligations (5)	4,427	1,598	2,593	236	—
Total	$615,898	$19,202	$150,293	$233,153	$213,250

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million of the 2021 Asset-Backed Notes, $17.6 million of the Convertible Senior Notes, and $61.0 million under the Wells Facility as of March 31, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See “ – Outstanding Borrowings”.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $436,000 during the three months ended March 31, 2016, respectively. Total rent expense amounted to approximately $408,000 during the same period ended March 31, 2015.

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

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
			$11.85

*	Dividend paid in cash and stock.

On April 27, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 23, 2016 to shareholders of record as of May 16, 2016. This dividend represents our forty-third consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $11.85 per share.

Our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special dividend, or fifth dividend, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future dividend payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the dividends declared during the year ended December 31, 2015, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended March 31, 2016, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2016, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to shareholders that this determination is representative of what the tax attributes of our 2016 distributions to shareholders will actually be.

Shortly after the close of each calendar year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders subject to information reporting. To the extent our taxable earnings fall below the total amount of our distributions for any taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We expect to qualify to be taxed as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders in determining “taxable income.” Taxable income includes our taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes net unrealized appreciation or depreciation as such gains or losses are not included in taxable income until they are realized.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we distribute dividends in respect of each calendar year  in a timely manner to our shareholders of an amount generally at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains).

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

We intend to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to our shareholders in 2016.

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

Change in Accounting Principle

As of January 1, 2016, we adopted ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of our Other Assets, SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Consolidated Statement of Operations.  In addition, there is no change to the presentation of the Wells Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities. Refer to “– Outstanding Borrowings” for the amount of unamortized debt issuance costs for each instrument.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At March 31, 2016, approximately 97.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

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

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are publically held debt investments and warrants held in a public company.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2016 and as of December 31, 2015. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,205,673	$—	$5,475	$1,200,198
Preferred Stock	35,542	—	—	35,542
Common Stock	26,599	25,531	—	1,068
Warrants	23,496	—	3,641	19,855
Escrow Receivable	2,967	—	—	2,967
Total	$1,294,277	$25,531	$9,116	$1,259,630

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2016
Senior Debt	$1,102,396	$(6,451)	$6,112	$175,552	$—	$(77,411)	$—	$—	$1,200,198
Preferred Stock	35,245	(150)	156	1,000	—	—	52	(761)	35,542
Common Stock	1,527	—	(1,220)	—	—	—	761	—	1,068
Warrants	18,565	(106)	(91)	1,539	—	—	—	(52)	19,855
Escrow Receivable	2,967	—	—	—	—	—	—	—	2,967
Total	$1,160,700	$(6,707)	$4,957	$178,091	$—	$(77,411)	$813	$(813)	$1,259,630

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the three months ended March 31, 2016 relate to the exercise of warrants in Ping Identity Corporation to preferred stock and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the three months ended March 31, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc..

(4)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the IPOs of Box, Inc.,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures.

For three months ended March 31, 2016, approximately $104,000 in net unrealized appreciation and $1.2 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $6.1 million in net unrealized depreciation and $45,000 in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$92,845	Originated Within 6 Months	Origination Yield	12.00% - 14.48%	13.15%
	430,402	Market Comparable Companies	Hypothetical Market Yield	8.86% - 16.81%	12.39%
			Premium/(Discount)	(0.75%) - 1.00%
Technology	55,262	Originated Within 6 Months	Origination Yield	11.00% - 15.73%	13.78%
	273,064	Market Comparable Companies	Hypothetical Market Yield	10.75% - 17.85%	13.38%
			Premium/(Discount)	(0.50%) - 0.50%
	28,591	Liquidation(c)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	22,270	Originated Within 6 Months	Origination Yield	12.74% - 16.13%	15.00%
Technology	102,890	Market Comparable Companies	Hypothetical Market Yield	7.54% - 25.68%	17.60%
			Premium/(Discount)	(0.50%) - 0.00%
	1,106	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	8,253	Originated Within 6 Months	Origination Yield	15.34%	15.34%
	77,067	Market Comparable Companies	Hypothetical Market Yield	10.73% - 19.86%	14.67%
			Premium/(Discount)	0.00% - 0.50%
	5,110	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Lower Middle Market	5,436	Originated Within 6 Months	Origination Yield	13.61% - 14.50%	14.10%
	14,723	Market Comparable Companies	Hypothetical Market Yield	13.78%	13.78%
			Premium/(Discount)	0.25%
	15,761	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 60.00%

		Debt Investments Where Fair Value Approximates Cost
	14,074	Imminent Payoffs (d)
	53,344	Debt Investments Maturing in Less than One Year
	$1,200,198	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery and Biotechnology Tools industries in the Consolidated Schedule of Investments.

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$72,981	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.29%
	406,590	Market Comparable Companies	Hypothetical Market Yield	9.55% - 16.75%	12.67%
			Premium/(Discount)	(0.75%) - 0.00%
Technology	6,873	Originated Within 6 Months	Origination Yield	15.19%	15.19%
	283,045	Market Comparable Companies	Hypothetical Market Yield	6.57% - 23.26%	13.22%
			Premium/(Discount)	(0.25%) - 0.50%
	36,815	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Sustainable and Renewable	11,045	Originated Within 6 Months	Origination Yield	19.74%	19.74%
Technology	105,382	Market Comparable Companies	Hypothetical Market Yield	10.62% - 27.31%	15.91%
			Premium/(Discount)	0.00%
	1,013	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	80,530	Market Comparable Companies	Hypothetical Market Yield	11.65% - 19.90%	15.26%
			Premium/(Discount)	0.00% - 0.50%
	3,764	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	17,811	Originated Within 6 Months	Origination Yield	12.70% - 14.50%	13.00%
	15,151	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	12,434	Imminent Payoffs (d)
	48,962	Debt Investments Maturing in Less than One Year
	$1,102,396	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries noted above as follows:

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,518	Market Comparable Companies	EBITDA Multiple (b)	4.3x - 20.8x	7.5x
			Revenue Multiple (b)	0.7x - 3.8x	2.0x
			Discount for Lack of Marketability (c)	15.08% - 26.98%	17.22%
			Average Industry Volatility (d)	40.32% - 111.12%	64.44%
			Risk-Free Interest Rate	0.56% - 0.74%	0.60%
			Estimated Time to Exit (in months)	10 - 23	12
	31,092	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 82.81%	66.30%
			Risk-Free Interest Rate	0.54% - 1.36%	0.72%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	9,115	Market Comparable Companies	EBITDA Multiple (b)	5.4x - 50.0x	11.3x
			Revenue Multiple (b)	0.5x - 7.3x	1.9x
			Discount for Lack of Marketability (c)	15.15% - 32.23%	20.70%
			Average Industry Volatility (d)	36.84% - 98.38%	56.47%
			Risk-Free Interest Rate	0.54% - 1.11%	0.59%
			Estimated Time to Exit (in months)	10 - 50	16
	10,740	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 111.12%	65.82%
			Risk-Free Interest Rate	0.44% - 1.43%	0.78%
			Estimated Time to Exit (in months)	7 - 47	21
Total Level Three Warrant and Equity Investments	$56,465

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

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, we may, from time to time, invest in public debt of companies that meet our investment objectives. These investments are considered Level 2 assets.

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited amount of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the measurement date.

We estimate the fair value of warrants using a Black Scholes OPM. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three months ended March 31, 2016. See “— Results of Operations” for a comparison of investment income for the three months ended March 31, 2016 and 2015.

Stock-Based Compensation

We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. We follow ASC 718, (Compensation – Stock Compensation”) formally known as FAS 123R “Share-Based Payments” to account for stock options granted. Under ASC 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities (“VIE”) guidance. There is not a material impact from adopting this standard on our financial statements. We have adopted this standard for three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There is no impact to the Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.  We have adopted this standard for three months ended March 31, 2016. Refer to “—Critical Accounting Policies”.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We are currently evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and disclosures.

Subsequent Events

Dividend Declaration

On April 27, 2016 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 23, 2016 to shareholders of record as of May 16, 2016. This dividend represents our forty-third consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $11.85 per share.

Convertible Senior Notes

The Convertible Senior Notes were convertible into shares of our common stock beginning October 15, 2015 until the close of business on the scheduled trading day immediately preceding the April 15, 2016 maturity date. Subsequent to March 31, 2016 approximately $17.4 million of the Convertible Senior Notes were converted pursuant to the conversion procedures as set forth in the indenture governing the Convertible Senior Notes and were settled in April 2016 with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 137,854 shares of our common stock. The remaining Convertible Senior Notes outstanding were fully repaid at maturity on April 15, 2016.

Wells Facility

On April 7, 2016, we entered into a further amendment to the Wells Facility that amended the concentration limits on eligible assets in the collateral pool and added Everbank Commercial Finance, Inc. as a lender of the facility, expanding the available commitment to $120.0 million under the accordion feature.

2024 Notes

On May 2, 2016, we closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of our 6.25% unsecured notes due 2024 (the “Additional 2024 Notes”). The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering and $7.5 million as a result of underwriters exercising a portion of their option to purchase up to an additional $9.8 million in aggregate principal to cover overallotments.  The Additional 2024 Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $103.0 million in aggregate principal amount of the 6.25% unsecured notes due 2024 that we initially issued on July 14, 2014 (the “Existing 2024 Notes”).

The Existing 2024 Notes currently trade on the NYSE under the symbol “HTGX” and it is anticipated that the additional $65.4 million in aggregate principal amount of the Additional 2024 Notes will trade under the same symbol. The Existing 2024 Notes and the Additional 2024 Notes will mature on July 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after July 30, 2017. The Additional 2024 Notes will bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30, of each year, beginning July 30, 2016. We intend to invest the net proceeds of this public offering to fund investments in debt and equity securities in accordance with its investment objective and for other general corporate purposes.

ATM Issuances

Subsequent to March 31, 2016 and as of May 2, 2016, we sold 331,000 shares of common stock for total accumulated net proceeds of approximately $4.0 million under our ATM equity distribution agreement with JMP. As of May 2, 2016 approximately 5.9 million shares remain available for issuance and sale under the equity distribution agreement.

Credit Rating

On April 26, 2016, Standard and Poor’s assigned a BBB- credit rating to our 2024 Notes and 2019 Notes.

Portfolio Company Developments

As of May 2, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

On May 2, 2016, Bind Therapeutics, Inc. (“BIND”), a portfolio company, filed for Voluntary Chapter 11 Bankruptcy Protection in the District of Delaware.  In that filing, BIND claims it will pursue strategic and financial alternatives to continue as a going concern and that their cash and assets exceed the loan amount due to us.  Our agreements with BIND have affirmative and negative covenants and events of defaults customary for a senior secured lending transaction of this nature.  As of the date of these financial statements, we believe that BIND has the ability to meet its Secured Obligations and given that BIND is current on all payments, our investment in BIND remains on accrual basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2016, approximately 93.1% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
(100)	$(2,604)	$(170)	$(2,434)
100	$7,441	$293	$7,148
200	$17,055	$586	$16,469
300	$27,646	$879	$26,767
400	$38,446	$1,172	$37,274
500	$49,437	$1,465	$47,972

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2016 we did not engage in interest rate (or foreign currency) hedging activities.

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

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2016 that represent greater than 5% of our net assets:

	March 31, 2016
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$101,469	14.1%
Sungevity Development, LLC.	$64,573	9.0%
Actifio, Inc.	$39,964	5.6%

Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.

Sungevity Development, LLC. is a global residential solar energy provider focused on making it easy and affordable for homeowners to benefit from solar power.

Actifio, Inc. is a software company that helps global enterprise customers and service provider partners virtualize their data in order to improve their data  resiliency, agility, and mobility while reducing cost and operational complexity.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

The potential inability of our portfolio companies’ in the healthcare industry to charge desired prices with respect to prescription drugs could impact their revenues and in turn their ability to repay us.

Some of our portfolio companies in the healthcare industry are subject to risks associated with the pricing for prescription drugs. It is uncertain whether customers of our healthcare industry portfolio companies will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Any changes to the method for calculating prescription drug costs may reduce the revenues of our portfolio companies in the healthcare industry which could in turn impair their ability to timely make any principal and interest payments owed to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2016, we issued 43,062 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $496,000.

Stock Repurchase Plan

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock and on February 17, 2016, the Board of Directors extended the program until August 23, 2016. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares.

During the three months ended March 31, 2016, the Company made the following repurchases pursuant to the repurchase plans:

(in thousands, except share and per share data )
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan(1)
January 1, 2016 - January 31, 2016 (2)	449,588	$10.64	449,588	$40,579
Total	449,588	$10.64	449,588	$40,579

(1)

Note that all repurchase activity per the table above was made pursuant to the stock repurchase plan authorized by the Company’s Board of Directors on February 24, 2015 and replaced on August 27, 2015 after the plan initially expired on August 24, 2015. The plan permits the Company to repurchase up to $50.0 million of its common stock, including the repurchases made on August 24, 2015. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares.

(2)	Note that there was no repurchase activity during the months of February and March 2016.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment, dated February 25, 2016.(1)
3.2	Amended and Restated Bylaws.(1)
10

Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), dated as of March 8, 2016.(2)

11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the Three Months Ended March 31, 2016

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	March 31,
		Credited to	2015	Gross	Gross	Appreciation/	2016
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Affiliate Investments
Optiscan BioMedical, Corp.	Senior Debt	$7	$—	$431	$—	$—	$431
	Preferred Stock	—	6,661	—	—	(357)	6,304
	Preferred Warrants	—	312	—	—	(56)	256
Stion Corporation	Senior Debt	58	1,013	—	(446)	539	1,106
Total Control and Affiliate Investments		$65	$7,986	$431	$(446)	$126	$8,097

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of March 31, 2016
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 5, 2016	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 5, 2016	/S/ MARK HARRIS
Mark Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment, dated February 25, 2016.(1)
3.2	Amended and Restated Bylaws.(1)
10

Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), dated as of March 8, 2016.(2)

11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.