Form 10-Q
period 2016-06-30
Hercules Capital, Inc.
filed 2016-08-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

On August 1, 2016, there were 74,844,969 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,334,302 and $1,238,539, respectively)	$1,292,934	$1,192,652
Control investments (cost of $21,294 and $0, respectively)	4,000	—
Affiliate investments (cost of $13,799 and $13,742, respectively)	5,844	7,986
Total investments, at value (cost of $1,369,395 and $1,252,281, respectively)	1,302,778	1,200,638
Cash and cash equivalents	59,715	95,196
Restricted cash	3,605	9,191
Interest receivable	9,453	9,239
Other assets	19,620	9,720
Total assets	$1,395,171	$1,323,984

Liabilities
Accounts payable and accrued liabilities	$16,681	$17,241
Long-Term Liabilities (Convertible Senior Notes), net (principal of $0 and $17,604) (1)	—	17,478
Wells Facility	—	50,000
2021 Asset-Backed Notes, net (principal of $129,300 and $129,300, respectively) (1)	127,461	126,995
2019 Notes, net (principal of $110,364 and $110,364, respectively) (1)	108,499	108,179
2024 Notes, net (principal of $244,945 and $103,000, respectively) (1)	237,570	100,128
Long-Term SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,165	186,829
Total liabilities	$677,376	$606,850

Net assets consist of:
Common stock, par value	75	73
Capital in excess of par value	774,339	752,244
Unrealized depreciation on investments (2)	(68,046)	(52,808)
Accumulated realized gains on investments	23,550	27,993
Distributions in excess of net investment income	(12,123)	(10,368)
Total net assets	$717,795	$717,134
Total liabilities and net assets	$1,395,171	$1,323,984

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	74,320	72,118
Net asset value per share	$9.66	$9.94

(1)

The Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

(2)

Amounts include $1.4 million and $1.2 million, respectively, in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities.

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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Restricted Cash	$3,605	$9,191
Total investments, at value (cost of $271,886 and $258,748, respectively)	269,452	257,657
Total assets	$273,057	$266,848

Liabilities
2021 Asset-Backed Notes, net (principal of $129,300 and $129,300, respectively) (1)	$127,461	$126,995
Total liabilities	$127,461	$126,995

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income:
Interest income
Non-control/Non-affiliate investments	$39,571	$35,144	$75,980	$65,605
Affiliate investments	50	96	115	195
Total interest income	39,621	35,240	76,095	65,800
Fees
Non-control/Non-affiliate investments	3,917	2,886	6,382	4,819
Affiliate investments	—	—	—	1
Total fees	3,917	2,886	6,382	4,820
Total investment income	43,538	38,126	82,477	70,620
Operating expenses:
Interest	7,572	7,571	14,589	15,425
Loan fees	1,278	1,580	2,267	3,093
General and administrative	4,401	4,069	7,980	7,687
Employee compensation:
Compensation and benefits	5,331	5,857	10,016	9,653
Stock-based compensation	1,602	2,267	4,174	4,987
Total employee compensation	6,933	8,124	14,190	14,640
Total operating expenses	20,184	21,344	39,026	40,845
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	(1)	—	(1)
Net investment income	23,354	16,781	43,451	29,774
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	25	(1,254)	(4,443)	2,058
Total net realized gain (loss) on investments	25	(1,254)	(4,443)	2,058
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(8,159)	(12,854)	(9,618)	(9,554)
Control investments	(3,421)	—	(3,421)	—
Affiliate investments	(2,324)	79	(2,199)	2,392
Total net unrealized depreciation on investments	(13,904)	(12,775)	(15,238)	(7,162)
Total net realized and unrealized loss	(13,879)	(14,029)	(19,681)	(5,104)
Net increase in net assets resulting from operations	$9,475	$2,752	$23,770	$24,670

Net investment income before investment gains and losses per common share:
Basic	$0.32	$0.23	$0.59	$0.43
Change in net assets resulting from operations per common share:
Basic	$0.13	$0.03	$0.32	$0.35
Diluted	$0.13	$0.03	$0.32	$0.35
Weighted average shares outstanding
Basic	72,746	71,368	71,959	67,596
Diluted	72,762	71,593	71,965	67,901
Dividend distributions declared per common share:
Basic	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
						Income/	Provision
				Unrealized	Accumulated	(Distributions	for Income
			Capital in	Appreciation	Realized	in Excess of	Taxes on
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Gains	Assets
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	(7,162)	2,058	29,774	—	24,670
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Issuance of common stock due to stock option exercises	36	—	428	—	—	—	—	428
Retired shares from net issuance	(28)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	603	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(514)	(1)	(3,399)	—	—	—	—	(3,400)
Issuance of common stock as stock dividend	90	—	1,199	—	—	—	—	1,199
Dividend distributions	—	—	—	—	—	(42,766)	—	(42,766)
Stock-based compensation (1)	—	—	5,027	—	—	—	—	5,027
Balance at June 30, 2015	72,493	$73	$760,148	$(24,238)	$16,137	$(8,087)	$(342)	$743,691

Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$27,993	$(10,026)	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(15,238)	(4,443)	43,451	—	23,770
Public offering, net of offering expenses	2,201	2	23,668	—	—	—	—	23,670
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	11	—	118	—	—	—	—	118
Retired shares from net issuance	—	—	—	—	—	—	—	—
Issuance of common stock under restricted stock plan	547	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(192)	—	(2,122)	—	—	—	—	(2,122)
Issuance of common stock as stock dividend	85	—	997	—	—	—	—	997
Dividend distributions	—	—	—	—	—	(45,206)	—	(45,206)
Stock-based compensation (1)	—	—	4,224	—	—	—	—	4,224
Balance at June 30, 2016	74,320	$75	$774,339	$(68,046)	$23,550	$(11,781)	$(342)	$717,795

(1)	Stock-based compensation includes $50,000 of restricted stock and option expense related to director compensation.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,770	$24,670
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(330,750)	(373,422)
Principal and fee payments received on investments	221,331	154,208
Proceeds from the sale of investments	6,041	7,494
Net unrealized depreciation on investments	15,238	7,162
Net realized loss (gain) on investments	4,443	(2,058)
Accretion of paid-in-kind principal	(3,243)	(1,584)
Accretion of loan discounts	(3,776)	(3,412)
Accretion of loan discount on Convertible Senior Notes	82	123
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	1
Payment of loan discount on Convertible Senior Notes	—	(5)
Accretion of loan exit fees	(10,968)	(6,624)
Change in deferred loan origination revenue	(44)	1,758
Unearned fees related to unfunded commitments	(113)	1,074
Amortization of debt fees and issuance costs	1,839	2,669
Depreciation	104	111
Stock-based compensation and amortization of restricted stock grants	4,224	5,027
Change in operating assets and liabilities:
Interest and fees receivable	(214)	227
Prepaid expenses and other assets	(9,041)	2,744
Accounts payable	56	(732)
Accrued liabilities	(879)	200
Net cash used in operating activities	(81,900)	(180,369)

Cash flows from investing activities:
Purchases of capital equipment	(146)	(80)
Reduction of restricted cash	5,586	850
Net cash provided by investing activities	5,440	770

Cash flows from financing activities:
Issuance of common stock, net	23,670	100,092
Repurchase of common stock, net	(4,790)	—
Retirement of employee shares	(2,004)	(3,395)
Dividend distributions paid	(44,209)	(41,567)
Issuance of 2024 Notes Payable	141,945	—
Repayments of 2019 Notes Payable	—	(20,000)
Repayments of 2017 Asset-Backed Notes	—	(16,049)
Borrowings of credit facilities	170,985	50,000
Repayments of credit facilities	(220,985)	(378)
Cash paid for debt issuance costs	(4,722)	—
Cash paid for redemption of Convertible Senior Notes	(17,604)	(65)
Fees paid for credit facilities and debentures	(1,307)	(168)
Net cash provided by financing activities	40,979	68,470
Net decrease in cash and cash equivalents	(35,481)	(111,129)
Cash and cash equivalents at beginning of period	95,196	227,116
Cash and cash equivalents at end of period	$59,715	$115,987

Supplemental non-cash investing and financing activities:
Dividend distributions reinvested	$997	$1,199

(1)	Stock-based compensation includes $50,000 of restricted stock and option expense related to director compensation.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc.(11)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,898	$5,898
Subtotal: 1-5 Years Maturity						5,898	5,898
Subtotal: Biotechnology Tools (0.82%)*						5,898	5,898
Communications & Networking
Under 1 Year Maturity
OpenPeak, Inc.(7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,370	9,134	—
Subtotal: Under 1 Year Maturity						9,134	—
1-5 Years Maturity
Avanti Communications Group(4)(9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$7,500	6,740	5,650
SkyCross, Inc. (6)(7)(13)(14B)(15)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, PIK Interest 5.00%	$16,758	16,900	—
Spring Mobile Solutions, Inc.(14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	2,984	2,967
Subtotal: 1-5 Years Maturity						26,624	8,617
Subtotal: Communications & Networking (1.20%)*						35,758	8,617
Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation)(13)(14B)(14D)(15)	Consumer & Business Products	Senior Secured	November 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%	$4,274	4,373	3,687
	Consumer & Business Products	Senior Secured	November 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$156	156	156
Total Antenna79 (p.k.a. Pong Research Corporation)					$4,430	4,529	3,843
Miles, Inc. (p.k.a. Fluc, Inc.)(8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
Subtotal: Under 1 Year Maturity						4,629	3,843
1-5 Years Maturity
Nasty Gal(14B)(15)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$15,000	15,119	15,119
Second Time Around (Simplify Holdings, LLC)(14A)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,500	2,490	2,481
Subtotal: 1-5 Years Maturity						17,609	17,600
Subtotal: Consumer & Business Products (2.99%)*						22,238	21,443

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
Under 1 Year Maturity
Celsion Corporation(10)(14A)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$4,355	$4,616	$4,616
Subtotal: Under 1 Year Maturity						4,616	4,616
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(9)(10)(14A)(15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	21,059	21,002
Agile Therapeutics, Inc.(10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,465	16,382
Aprecia Pharmaceuticals Company(14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$20,000	19,415	19,415
BIND Therapeutics, Inc.(14B)(15)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%	$8,345	8,820	8,820
BioQ Pharma Incorporated(10)(14A)(14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	10,296	10,166
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$3,000	3,006	2,990
Total BioQ Pharma Incorporated					$13,000	13,302	13,156
Celator Pharmaceuticals, Inc.(10)(14A)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$12,839	12,975	12,975
Dance Biopharm, Inc.(7)(14A)(15)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$2,165	2,275	1,000
Edge Therapeutics, Inc.(10)(14A)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.45% or Floor rate of 9.95%	$4,359	4,376	4,389
Egalet Corporation(11)(14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$15,000	15,155	15,206
Pulmatrix Inc.(8)(10)(14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$7,000	6,973	6,964
ZP Opco, Inc (p.k.a. Zosano Pharma)(10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$15,000	15,068	14,900
Subtotal: 1-5 Years Maturity						135,883	134,209
Subtotal: Drug Delivery (19.34%)*						140,499	138,825

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Neuralstem, Inc.(14A)(15)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,109	$6,278	$6,278
Subtotal: Under 1 Year Maturity						6,278	6,278
1-5 Years Maturity
Aveo Pharmaceuticals, Inc.(9)(14A)(14B)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	10,202	10,101
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$5,000	4,871	4,871
Total Aveo Pharmaceuticals, Inc.					$15,000	15,073	14,972
Bellicum Pharmaceuticals, Inc.(14B)(15)(17)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	14,995	14,995
Brickell Biotech, Inc.(11)(14A)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,500	7,385	7,347
Cerecor, Inc.(11)(14A)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$4,065	4,134	4,182
Cerulean Pharma, Inc.(12)(14B)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$17,112	17,660	17,558
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(10)(14A)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$23,236	23,940	24,063
CytRx Corporation(10)(14B)(15)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$25,000	24,643	24,643
Epirus Biopharmaceuticals, Inc.(7)(12)(14A)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$5,296	5,579	1,750
Genocea Biosciences, Inc.(10)(14A)(17)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,156	17,152
Immune Pharmaceuticals(10)(14B)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$4,101	4,084	2,584
Insmed, Incorporated(10)(14A)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	24,815	24,758
Mast Therapeutics, Inc.(14A)(15)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$15,000	15,013	14,992
Melinta Therapeutics(12)(14A)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$30,000	30,181	30,110
Merrimack Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,149
Neothetics, Inc. (p.k.a. Lithera, Inc)(14A)(15)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$4,000	4,160	4,153
Paratek Pharmaceuticals, Inc.(14A)(15)(17)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$20,000	19,959	19,975
PhaseRx,Inc.(14B)(15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$6,000	5,814	5,814
uniQure B.V.(4)(9)(10)(14B)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$20,000	19,918	19,736
XOMA Corporation(9)(14B)(15)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$20,000	20,290	20,175
Subtotal: 1-5 Years Maturity						299,799	294,108
Subtotal: Drug Discovery & Development (41.85%)*						306,077	300,386
Electronics & Computer Hardware
1-5 Years Maturity
Persimmon Technologies(11)(14B)	Electronics & Computer Hardware	Senior Secured	June 2019	Interest rate PRIME + 7.50% or Floor rate of 11.00%	$7,000	6,986	6,925
Subtotal: 1-5 Years Maturity						6,986	6,925
Subtotal: Electronics & Computer Hardware (0.96%)*						6,986	6,925
Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC(14B)(15)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,210	10,208
Subtotal: 1-5 Years Maturity						10,210	10,208
Subtotal: Healthcare Services, Other (1.42%)*						10,210	10,208

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
Under 1 Year Maturity
NetPlenish(7)(8)(15)(18)	Internet Consumer & Business Services	Convertible Debt	September 2016	Interest rate FIXED 10.00%	$381	$373	$—
	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate FIXED 10.00%	$44	44	—
Total NetPlenish					$425	417	—
Subtotal: Under 1 Year Maturity						417	—
1-5 Years Maturity
Aria Systems, Inc.(10)(13)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,041	2,020	1,977
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,282	18,076	17,719
Total Aria Systems, Inc.					$20,323	20,096	19,696
CloudOne, Inc.(10)(14B)	Internet Consumer & Business Services	Senior Secured	April 2019	Interest rate PRIME + 6.35% or Floor rate of 9.85%	$5,000	4,979	4,979
LogicSource(14B)(15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,500	8,423	8,423
One Planet Ops Inc. (p.k.a. Reply! Inc.)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$5,464	5,102	5,102
ReachLocal(12)(14B)	Internet Consumer & Business Services	Senior Secured	April 2018	Interest rate PRIME + 8.50% or Floor rate of 11.75%	$25,000	25,407	25,407
Snagajob.com, Inc.(13)(14A)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%	$35,000	33,977	33,977
Tectura Corporation(7)(8)(13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$19,401	19,401	19,401
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	—
Total Tectura Corporation					$30,416	19,641	19,401
Subtotal: 1-5 Years Maturity						117,625	116,985
Subtotal: Internet Consumer & Business Services (16.30%)*						118,042	116,985
Media/Content/Info
1-5 Years Maturity
Machine Zone, Inc.(13)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$102,216	100,402	99,938
WP Technology, Inc. (Wattpad, Inc.)(4)(9)(11)(14B)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	4,971	4,971
Subtotal: 1-5 Years Maturity						105,373	104,909
Subtotal: Media/Content/Info (14.62%)*						105,373	104,909

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
InspireMD, Inc.(4)(9)(14B)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$3,648	$4,107	$4,107
Subtotal: Under 1 Year Maturity						4,107	4,107
1-5 Years Maturity
Amedica Corporation(8)(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 9.20% or Floor rate of 12.45%	$10,628	11,756	11,492
Aspire Bariatrics, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$6,584	6,531	6,504
Avedro, Inc.(14A)(15)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$11,761	11,782	11,731
Flowonix Medical Incorporated(12)(14B)(17)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$13,671	13,929	13,855
	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$5,000	4,826	4,826
Total Flowonix Medical Incorporated					$18,671	18,755	18,681
Gamma Medica, Inc.(10)(14B)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,500	2,593	2,575
IntegenX, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$12,500	12,344	12,344
Micell Technologies, Inc.(11)(14B)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$8,500	8,325	8,325
Quanta Fluid Solutions(4)(9)(10)(14B)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$12,500	12,413	12,413
Quanterix Corporation(10)(14A)(17)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$12,661	12,822	12,839
SynergEyes, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$3,332	3,677	3,609
Subtotal: 1-5 Years Maturity						100,998	100,513
Subtotal: Medical Devices & Equipment (14.58%)*						105,105	104,620
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation(14B)(15)(17)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$4,268	4,391	4,348
Avnera Corporation(10)(14A)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$7,500	7,556	7,641
Subtotal: 1-5 Years Maturity						11,947	11,989
Subtotal: Semiconductors (1.67%)*						11,947	11,989

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)(13)(14C)(15)	Software	Senior Secured	October 2016	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,524	$1,574	$936
RedSeal Inc.(15)	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$1,343	1,343	1,343
Touchcommerce, Inc.(15)	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$6,000	6,000	6,000
Subtotal: Under 1 Year Maturity						8,917	8,279
1-5 Years Maturity
Actifio, Inc.(13)(14A)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$30,609	30,420	30,196
	Software	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.75%, PIK Interest 2.50%	$10,043	9,648	9,648
Total Actifio, Inc.					$40,652	40,068	39,844
Clickfox, Inc.(14B)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%	$12,000	11,721	11,720
Druva, Inc.(10)(12)(14B)(17)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$12,000	12,269	12,224
	Software	Senior Secured	May 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$5,000	4,967	4,967
Total Druva, Inc.					$17,000	17,236	17,191
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)(13)(14A)(15)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$12,649	12,192	7,250
Message Systems, Inc.(14A)(15)	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,018	16,941
OneLogin, Inc.(13)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$13,141	12,999	12,999
Quid, Inc.(13)(14A)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%	$8,024	7,959	7,959
RedSeal Inc.(14A)(15)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,068	5,019
Signpost, Inc.(13)(14A)(15)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,102	14,743	14,743
Touchcommerce, Inc.(14A)(15)	Software	Senior Secured	February 2018	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$12,000	12,061	12,061
Subtotal: 1-5 Years Maturity						151,065	145,727
Subtotal: Software (21.46%)*						159,982	154,006
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc.(10)(14A)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,396	34,262
Jaguar Animal Health, Inc.(10)(14B)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$4,144	4,354	4,255
Subtotal: 1-5 Years Maturity						38,750	38,517
Subtotal: Specialty Pharmaceuticals (5.37%)*						38,750	38,517
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(12)(14A)	Surgical Devices	Senior Secured	March 2019	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,512	8,444
Subtotal: 1-5 Years Maturity						8,512	8,444
Subtotal: Surgical Devices (1.18%)*						8,512	8,444

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Sustainable and Renewable Technology
Under 1 Year Maturity
Agrivida, Inc.(14B)(15)	Sustainable and Renewable Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,197	$3,467	$3,467
American Superconductor Corporation(10)(14B)	Sustainable and Renewable Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,667	2,155	2,155
	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,522	1,522
Total American Superconductor Corporation					$3,167	3,677	3,677
Modumetal, Inc.(11)(14D)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$1,089	1,524	1,524
Stion Corporation(5)(14A)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$1,294	1,294	1,294
Subtotal: Under 1 Year Maturity						9,962	9,962
1-5 Years Maturity
FuelCell Energy, Inc.(11)(14B)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$15,000	15,114	15,114
Modumetal, Inc.(11)(14C)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$5,259	5,698	5,630
Plug Power, Inc(9)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.45% or Floor rate of 10.45%	$25,000	24,649	24,649
Proterra, Inc.(10)(14B)	Sustainable and Renewable Technology	Senior Secured	December 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$30,000	30,262	30,188
Rive Technology, Inc.(14A)(15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$7,500	7,493	7,493
Sungevity, Inc.(12)(14D)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	37,315	37,183
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	20,004
Total Sungevity, Inc.					$55,000	57,315	57,187
Tendril Networks(11)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$15,000	15,082	14,843
Verdezyne, Inc.(14B)(15)	Sustainable and Renewable Technology	Senior Secured	April 2019	Interest rate PRIME + 8.25% or Floor rate of 11.75%	$15,000	14,944	14,944
Subtotal: 1-5 Years Maturity						170,557	170,048
Subtotal: Sustainable and Renewable Technology (25.08%)*						180,519	180,010
Total Debt Investments (168.82%)*						1,255,896	1,211,782

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc.(15)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$571
Subtotal: Biotechnology Tools (0.08%)*					500	571
Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	101	33
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	5,058
Achilles Technology Management Co II, Inc. (6)(15)	Communications & Networking	Equity	Common Stock	10,000	4,000	4,000
Subtotal: Communications & Networking (1.27%)*					5,101	9,091
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	353
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
Total Market Force Information, Inc.				668,231	500	356
Subtotal: Consumer & Business Products (0.05%)*					500	356
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	641
Subtotal: Diagnostic (0.09%)*					750	641
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	146
BioQ Pharma Incorporated(15)	Drug Delivery	Equity	Preferred Series D	165,000	500	684
Edge Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	161,856	1,000	1,636
Merrion Pharmaceuticals, Plc(3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.(3)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,160
Revance Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	22,765	557	310
Subtotal: Drug Delivery (0.55%)*					3,674	3,936
Drug Discovery & Development
Aveo Pharmaceuticals, Inc.(3)(9)(15)	Drug Discovery & Development	Equity	Common Stock	426,931	1,060	364
Cerecor, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	262
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	287
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	429
Dynavax Technologies(3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	292
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	90
Genocea Biosciences, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	916
Inotek Pharmaceuticals Corporation(3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	28
Insmed, Incorporated(3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	698
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,078
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,063
Subtotal: Drug Discovery & Development (0.91%)*					14,853	6,507
Electronics & Computer Hardware
Identiv, Inc.(3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	12
Subtotal: Electronics & Computer Hardware (0.00%)*					34	12
Internet Consumer & Business Services
Blurb, Inc.(15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	200
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	261
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	249
Total Lightspeed POS, Inc.				428,707	500	510
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	330
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	238
Total Oportun (p.k.a. Progress Financial)				306,153	500	568
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	32
Tectura Corporation	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.18%)*					1,283	1,310

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
AtriCure, Inc.(3)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	$266	$98
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,893
Gelesis, Inc.(15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	679
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	734
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	695
Total Gelesis, Inc.				581,038	925	2,108
Medrobotics Corporation(15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	220
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	184
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	517
Total Medrobotics Corporation				374,703	905	921
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(5)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	278
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	82
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,046
	Medical Devices & Equipment	Equity	Preferred Series E	11,508,204	963	987
Total Optiscan Biomedical, Corp.				74,725,003	9,875	4,393
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	530
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,093
Subtotal: Medical Devices & Equipment (1.54%)*					15,998	11,036
Software
Box, Inc.(3)(15)	Software	Equity	Common Stock	1,287,347	5,654	12,794
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	83
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,239
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,229
	Software	Equity	Preferred Series E	80,587	131	314
Total ForeScout Technologies, Inc.				399,686	529	1,543
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	—
NewVoiceMedia Limited(4)(9)	Software	Equity	Preferred Series E	669,173	963	806
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,431
WildTangent, Inc.(15)	Software	Equity	Preferred Series 3	100,000	402	163
Subtotal: Software (3.07%)*					14,337	22,059
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Equity	Preferred Series B	219,298	250	29
	Surgical Devices	Equity	Preferred Series C	656,538	282	39
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	640
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	413
Total Gynesonics, Inc.				5,653,360	1,673	1,121
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	336
	Surgical Devices	Equity	Preferred Series C	119,999	300	258
	Surgical Devices	Equity	Preferred Series D	260,000	650	871
	Surgical Devices	Equity	Preferred Series F	100,200	500	516
Total Transmedics, Inc.				569,160	2,550	1,981
Subtotal: Surgical Devices (0.43%)*					4,223	3,102
Sustainable and Renewable Technology
Glori Energy, Inc.(3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	4
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	503
SCIEnergy, Inc.	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Sungevity, Inc.(15)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	6,777
Subtotal: Sustainable and Renewable Technology (1.01%)*					8,176	7,284
Total: Equity Investments (9.18%)*					70,179	65,905

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$103
Labcyte, Inc.(15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	215
Subtotal: Biotechnology Tools (0.04%)*					430	318
Communications & Networking
Intelepeer, Inc.(15)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	15
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	439
SkyCross, Inc.(6)(15)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	38
Subtotal: Communications & Networking (0.07%)*					1,219	492
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation)(15)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	—
Intelligent Beauty, Inc.(15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	287
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,077	766
Nasty Gal(15)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	7
The Neat Company(15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.15%)*					1,923	1,060
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe)(3)(15)	Diagnostic	Warrant	Common Stock	333,333	244	—
Subtotal: Diagnostic (0.00%)*					244	—
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)(15)	Drug Delivery	Warrant	Common Stock	176,730	785	107
Agile Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	180,274	730	523
Aprecia Pharmaceuticals Company	Drug Delivery	Warrant	Preferred Series A-1	735,981	366	362
BIND Therapeutics, Inc.(3)(15)	Drug Delivery	Warrant	Common Stock	152,586	488	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	524
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	194,986	428	4
Dance Biopharm, Inc.(15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	78,595	390	283
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	370
Neos Therapeutics, Inc.(3)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	90
Pulmatrix Inc.(3)	Drug Delivery	Warrant	Common Stock	25,150	116	4
ZP Opco, Inc (p.k.a. Zosano Pharma)(3)	Drug Delivery	Warrant	Common Stock	72,379	266	—
Subtotal: Drug Delivery (0.32%)*					4,523	2,267

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$49
Anthera Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc.(3)(9)	Drug Discovery & Development	Warrant	Common Stock	2,069,880	396	505
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	118
Cerecor, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	3
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	75
Chroma Therapeutics, Ltd.(4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	2
Concert Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	90
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	5
CytRx Corporation(3)(15)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	599
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	10
Genocea Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	86
Immune Pharmaceuticals(3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	—
Mast Therapeutics, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	2,272,724	203	455
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	155
Nanotherapeutics, Inc.(15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	705
Neothetics, Inc. (p.k.a. Lithera, Inc)(3)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	18
Neuralstem, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	2
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)(15)	Drug Discovery & Development	Warrant	Common Stock	16,346	42	16
PhaseRx,Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	92
uniQure B.V.(3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	28
XOMA Corporation(3)(9)(15)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	30
Subtotal: Drug Discovery & Development (0.42%)*					7,326	3,043
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series C	43,076	40	37
Subtotal: Electronics & Computer Hardware (0.01%)*					52	37
Healthcare Services, Other
Chromadex Corporation(3)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	203
Subtotal: Healthcare Services, Other (0.03%)*					157	203
Information Services
Cha Cha Search, Inc.(15)	Information Services	Warrant	Preferred Series G	48,232	58	—
INMOBI Inc.(4)(9)	Information Services	Warrant	Common Stock	46,874	82	—
InXpo, Inc.(15)	Information Services	Warrant	Preferred Series C	648,400	98	1
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	1
Total InXpo, Inc.				1,813,583	172	2
RichRelevance, Inc.(15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					410	2

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	$73	$60
Blurb, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	102
CashStar, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	22
CloudOne, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	38
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,950
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	65
LogicSource(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	58
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	102
Prism Education Group, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ReachLocal(3)	Internet Consumer & Business Services	Warrant	Common Stock	300,000	155	764
ShareThis, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	132
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,575,000	640	640
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	174
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.57%)*					3,840	4,107
Media/Content/Info
Machine Zone, Inc.(16)	Media/Content/Info	Warrant	Common Stock	155,271	1,960	2,730
Rhapsody International, Inc.(15)	Media/Content/Info	Warrant	Common Stock	715,755	384	116
WP Technology, Inc. (Wattpad, Inc.)(4)(9)	Media/Content/Info	Warrant	Common Stock	127,909	1	1
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	347	17
Subtotal: Media/Content/Info (0.40%)*					2,692	2,864
Medical Devices & Equipment
Amedica Corporation(3)(15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	52
Aspire Bariatrics, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	229
Avedro, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	148
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	155,325	362	595
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	450,956	170	210
Gelesis, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	164
InspireMD, Inc.(3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	441,019	242	—
IntegenX, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	16
Medrobotics Corporation(15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	322
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	337
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	37
NinePoint Medical, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	58
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(5)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	156
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	305
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	104
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.)(3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
ViewRay, Inc.(3)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	19
Subtotal: Medical Devices & Equipment (0.38%)*					6,282	2,752
Semiconductors
Achronix Semiconductor Corporation(15)	Semiconductors	Warrant	Preferred Series C	360,000	160	58
	Semiconductors	Warrant	Preferred Series D-1	500,000	7	1
Total Achronix Semiconductor Corporation				860,000	167	59
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	53
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	48
Subtotal: Semiconductors (0.02%)*					217	160

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$163
	Software	Warrant	Preferred Series F	31,673	343	85
Total Actifio, Inc.				105,257	592	248
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation(15)	Software	Warrant	Preferred Series B	413,433	258	457
Clickfox, Inc.(15)	Software	Warrant	Preferred Series B	1,038,563	330	105
	Software	Warrant	Preferred Series C	592,019	730	110
	Software	Warrant	Preferred Series C-A	2,218,214	230	224
Total Clickfox, Inc.				3,848,796	1,290	439
Hillcrest Laboratories, Inc.(15)	Software	Warrant	Preferred Series E	1,865,650	55	207
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)(15)	Software	Warrant	Preferred Series E	614,333	16	—
Message Systems, Inc.(15)	Software	Warrant	Preferred Series C	503,718	334	247
Mobile Posse, Inc.(15)	Software	Warrant	Preferred Series C	396,430	130	108
Neos, Inc.(15)	Software	Warrant	Common Stock	221,150	22	105
NewVoiceMedia Limited(4)(9)	Software	Warrant	Preferred Series E	225,586	33	34
OneLogin, Inc.(15)	Software	Warrant	Common Stock	228,972	150	155
Poplicus, Inc.(15)	Software	Warrant	Preferred Series C	2,595,230	—	69
Quid, Inc.(15)	Software	Warrant	Preferred Series D	71,576	1	1
Signpost, Inc.(15)	Software	Warrant	Preferred Series C	324,005	314	384
Soasta, Inc.(15)	Software	Warrant	Preferred Series E	410,800	691	292
Sonian, Inc.(15)	Software	Warrant	Preferred Series C	185,949	106	23
Touchcommerce, Inc.(15)	Software	Warrant	Preferred Series E	2,282,968	446	2,187
Subtotal: Software (0.69%)*					4,626	4,956
Specialty Pharmaceuticals
Alimera Sciences, Inc.(3)	Specialty Pharmaceuticals	Warrant	Common Stock	862,069	728	147
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	308	—
Subtotal: Specialty Pharmaceuticals (0.02%)*					1,036	147
Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	9
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	215
Total Gynesonics, Inc.				1,756,445	394	224
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	10
	Surgical Devices	Warrant	Preferred Series D	175,000	100	370
	Surgical Devices	Warrant	Preferred Series F	16,476	3	15
Total Transmedics, Inc.				231,912	328	395
Subtotal: Surgical Devices (0.09%)*					722	619

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$70
Alphabet Energy, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	160
American Superconductor Corporation(3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	125
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	—
Calera, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	76
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	52
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	198
GreatPoint Energy, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	12
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	14
Rive Technology, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	10
SCIEnergy, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total SCIEnergy, Inc.				537,040	231	—
Solexel, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	662
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	257
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	138
Total Sungevity, Inc.				52,472,222	1,445	395
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	205
TPI Composites, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series B	160	273	9
Trilliant, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	76
Subtotal: Sustainable and Renewable Technology (0.29%)*					7,621	2,064
Total: Warrant Investments (3.50%)*					43,320	25,091
Total Investments (181.50%)*					$1,369,395	$1,302,778

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $22.5 million, $89.4 million and $66.9 million respectively. The tax cost of investments is $1.4 billion.

(3)

Except for warrants in 38 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at June 30, 2016 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(7)

Debt is on non-accrual status at June 30, 2016, and is therefore considered non-income producing. Note that at June 30, 2016, only the $11.0 million PIK loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

(8)	Denotes that all or a portion of the debt investment is convertible debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or payment-in-kind, interest and is net of repayments.
(14)	Denotes that all or a portion of the debt investment includes an exit fee receivable.

A. This fee ranges from 1.0% to 5.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

B. This fee ranges from 5.0% to 10.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

C. This fee ranges from 10.0% to 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

D. This fee is greater than 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

(15)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology II, L.P., or HT II, or Hercules Technology III, L.P., or HT III, the Company’s wholly owned SBIC subsidiaries.

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at June 30, 2016.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at June 30, 2016. Refer to Note 10.
(18)	Repayment of a portion of the debt investment is delinquent of the contractual maturity date.

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$20,772	$20,678
Agile Therapeutics, Inc. (10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,231	16,107
BIND Therapeutics, Inc. (13)(14)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%	$15,000	15,119	15,044
BioQ Pharma Incorporated (10)(13)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	10,180	10,066
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$3,000	2,962	2,962
Total BioQ Pharma Incorporated					$13,000	13,142	13,028
Celator Pharmaceuticals, Inc. (10)(13)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$14,573	14,594	14,609
Celsion Corporation (10)(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$6,346	6,501	6,544
Dance Biopharm, Inc. (13)(14)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$2,705	2,776	2,757
Edge Therapeutics, Inc. (10)(13)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$5,466	5,431	5,455
Egalet Corporation (11)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$15,000	14,967	15,036
Neos Therapeutics, Inc. (10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	10,000	10,007
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$10,000	10,043	9,998
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,977	4,957
Total Neos Therapeutics, Inc.					$25,000	25,020	24,962
Pulmatrix Inc. (8)(10)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$7,000	6,877	6,856
ZP Opco, Inc. (p.k.a. Zosano Pharma) (10)(13)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$15,000	14,925	14,781
Subtotal: 1-5 Years Maturity						156,355	155,857
Subtotal: Drug Delivery (21.73%)*						156,355	155,857

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Discovery & Development
1-5 Years Maturity
Aveo Pharmaceuticals, Inc. (9)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	$10,076	$9,944
Cerecor, Inc. (13)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$5,688	5,705	5,740
Cerulean Pharma, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$21,000	21,132	21,109
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(13)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$25,000	25,507	25,550
Epirus Biopharmaceuticals, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$15,000	14,852	14,924
Genocea Biosciences, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 3.75% or Floor rate of 7.25%	$17,000	17,008	16,948
Immune Pharmaceuticals (10)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$4,500	4,374	4,374
Insmed, Incorporated (10)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	25,128	24,991
Mast Therapeutics, Inc. (13)(14)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$15,000	14,808	14,808
Melinta Therapeutics (11)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$30,000	29,843	29,703
Merrimack Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,000
Neothetics, Inc. (p.k.a. Lithera, Inc.) (13)(14)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	9,966	9,940
Neuralstem, Inc. (13)(14)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$8,335	8,418	8,397
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(13)(14)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$20,000	19,828	19,828
uniQure B.V. (4)(9)(10)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	19,956	19,929
XOMA Corporation (9)(13)(14)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$20,000	19,974	19,815
Subtotal: 1-5 Years Maturity						271,575	271,000
Subtotal: Drug Discovery & Development (37.79%)*						271,575	271,000

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Medical Devices & Equipment
Under 1 Year Maturity
Medrobotics Corporation (13)(14)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$576	$735	$735
SonaCare Medical, LLC (p.k.a. US HIFU, LLC) (13)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$292	700	700
Subtotal: Under 1 Year Maturity						1,435	1,435
1-5 Years Maturity
Amedica Corporation (8)(13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 9.20% or Floor rate of 12.45%	$17,051	17,642	17,350
Aspire Bariatrics, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$7,000	6,771	6,739
Avedro, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$12,500	12,391	12,201
Flowonix Medical Incorporated (11)(13)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$15,000	15,071	14,974
Gamma Medica, Inc. (10)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$4,000	4,009	3,989
InspireMD, Inc. (4)(9)(13)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$5,009	5,380	3,764
Quanterix Corporation (10)(13)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$9,661	9,718	9,659
SynergEyes, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,263	4,516	4,464
Subtotal: 1-5 Years Maturity						75,498	73,140
Subtotal: Medical Devices & Equipment (10.40%)*						76,933	74,575
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation (14)	Semiconductors	Senior Secured	July 2016	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$5,000	5,000	5,000
Subtotal: Under 1 Year Maturity						5,000	5,000
1-5 Years Maturity
Achronix Semiconductor Corporation (13)(14)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	5,027	4,999
Aquantia Corp.	Semiconductors	Senior Secured	February 2017	Interest rate PRIME + 2.95% or Floor rate of 6.20%	$5,001	5,001	5,001
Avnera Corporation (10)(13)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$7,500	7,498	7,568
Subtotal: 1-5 Years Maturity						17,526	17,568
Subtotal: Semiconductors (3.15%)*						22,526	22,568

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$98
Anthera Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(9)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	216
Cerecor, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	10
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	90
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	5
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	368
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	59
Dicerna Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	55
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	11
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	92
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	40
Mast Therapeutics, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	1,524,389	203	215
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	130
Nanotherapeutics, Inc. (14)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,762
Neothetics, Inc. (p.k.a. Lithera, Inc.) (3)(14)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	2
Neuralstem, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	12
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(14)	Drug Discovery & Development	Warrant	Common Stock	21,467	129	36
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	183
XOMA Corporation (3)(9)(14)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	115
Subtotal: Drug Discovery & Development (0.49%)*					6,551	3,499
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series C	43,076	40	42
Subtotal: Electronics & Computer Hardware (0.01%)*					52	42
Sustainable and Renewable Technology
Agrivida, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	38
Alphabet Energy, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	159
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	82
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	6
Calera, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	176
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	43
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	152
GreatPoint Energy, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	10
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	397,931	37	50
SCIEnergy, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.				676,622	231	—
Scifiniti (p.k.a. Integrated Photovoltaics, Inc.) (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A-1	390,000	82	48
Solexel, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	466
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	569
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	525
Total Sungevity, Inc.				52,472,222	1,445	1,094
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	188	242
TPI Composites, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series B	160	273	85
Trilliant, Inc. (14)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	53
Subtotal: Sustainable and Renewable Technology (0.38%)*					7,686	2,704
Healthcare Services, Other
Chromadex Corporation (3)(14)	Healthcare Services, Other	Warrant	Common Stock	419,020	157	164
Subtotal: Healthcare Services, Other (0.02%)*					157	164

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

(7)

Debt is on non-accrual status at December 31, 2015, and is therefore considered non-income producing. Note that at December 31, 2015, only the PIK interest is on non-accrual for the Company’s debt investment in SkyCross, Inc. and only the $2.1 million PIK loan is on non-accrual for the Company’s debt investment in One Planet Ops Inc. (p.k.a. Reply! Inc.).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $112.9 million and $286.3 million in assets, respectively, and they accounted for approximately 6.6% and 16.7% of the Company’s total assets, respectively, prior to consolidation at June 30, 2016.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidies are consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. The taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 10 of Regulation S-X, the Company does not consolidate portfolio company investments. It is not appropriate for an investment company to consolidate a portfolio company that is not an investment company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946.

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2015. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Change in Accounting Principle

As of January 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which collectively require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of the Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of the Company’s Other Assets, SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Company’s Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility or Union Bank Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015
SBA Debentures	$3,035	$3,371
2019 Notes	1,865	2,185
2024 Notes	7,375	2,872
2021 Asset-Backed Notes	1,839	2,305
Convertible Senior Notes	—	44
Wells Facility (1)	723	669
Union Bank Facility (1)	984	229
Total	$15,821	$11,675

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASU 2015-15. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility (as defined herein, see Note 4).

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At June 30, 2016, approximately 93.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

ASC Topic 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC Topic 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has categorized all investments recorded at fair value in accordance with ASC Topic 820 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2016 and as of December 31, 2015. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,211,782	$—	$5,650	$1,206,132
Preferred Stock	39,610	—	—	39,610
Common Stock	26,295	20,622	—	5,673
Warrants	25,091	—	4,384	20,707
Escrow Receivable	4,650	—	—	4,650
Total	$1,307,428	$20,622	$10,034	$1,276,772

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2016
Senior Debt	$1,102,396	$(6,451)	$(2,017)	$337,015	$—	$(220,250)	$—	$(4,561)	$1,206,132
Preferred Stock	35,245	666	(1,619)	6,820	(1,367)	—	626	(761)	39,610
Common Stock	1,527	—	(615)	—	—	—	4,761	—	5,673
Warrants	18,565	(848)	100	2,942	—	—	—	(52)	20,707
Escrow Receivable	2,967	—	—	1,727	(44)	—	—	—	4,650
Total	$1,160,700	$(6,633)	$(4,151)	$348,504	$(1,411)	$(220,250)	$5,387	$(5,374)	$1,276,772

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the six months ended June 30, 2016 relate to the exercise of warrants in Ping Identity Corporation to preferred stock, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the six months ended June 30, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

(4)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the initial public offerings, or IPOs of Box, Inc., ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc.), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures.

For the six months ended June 30, 2016, approximately $1.9 million and $614,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $14.2 million and $442,000 in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$88,049	Originated Within 6 Months	Origination Yield	12.67% - 15.39%	13.54%
	369,969	Market Comparable Companies	Hypothetical Market Yield	9.38% - 15.87%	12.48%
			Premium/(Discount)	(0.75%) - 0.50%
	13,153	Liquidation (c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Technology	114,387	Originated Within 6 Months	Origination Yield	11.00% - 20.29%	13.85%
	213,134	Market Comparable Companies	Hypothetical Market Yield	11.10% - 17.06%	12.69%
			Premium/(Discount)	(0.50%) - 0.75%
	17,131	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Sustainable and Renewable	62,200	Originated Within 6 Months	Origination Yield	12.74% - 16.13%	15.13%
Technology	107,848	Market Comparable Companies	Hypothetical Market Yield	7.43% - 23.37%	16.08%
			Premium/(Discount)	0.00%
	1,294	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	25,495	Originated Within 6 Months	Origination Yield	14.64% - 18.13%	15.53%
	71,049	Market Comparable Companies	Hypothetical Market Yield	10.83% - 19.71%	14.34%
			Premium/(Discount)	(0.25%) - 0.50%
	5,107	Liquidation (c)	Probability weighting of alternative outcomes	5.00% - 100.00%
Lower Middle Market	5,448	Market Comparable Companies	Hypothetical Market Yield	13.84% - 14.86%	14.40%
			Premium/(Discount)	0.25%	0.25%
	19,401	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	71,562	Imminent Payoffs (d)
	20,905	Debt Investments Maturing in Less than One Year
	$1,206,132	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$72,981	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.29%
	406,590	Market Comparable Companies	Hypothetical Market Yield	9.55% - 16.75%	12.67%
			Premium/(Discount)	(0.75%) - 0.00%
Technology	6,873	Originated Within 6 Months	Origination Yield	15.19%	15.19%
	283,045	Market Comparable Companies	Hypothetical Market Yield	6.57% - 23.26%	13.22%
			Premium/(Discount)	(0.25%) - 0.50%
	36,815	Liquidation (c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Sustainable and Renewable	11,045	Originated Within 6 Months	Origination Yield	19.74%	19.74%
Technology	105,382	Market Comparable Companies	Hypothetical Market Yield	10.62% - 27.31%	15.91%
			Premium/(Discount)	0.00%
	1,013	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	80,530	Market Comparable Companies	Hypothetical Market Yield	11.65% - 19.90%	15.26%
			Premium/(Discount)	0.00% - 0.50%
	3,764	Liquidation (c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	17,811	Originated Within 6 Months	Origination Yield	12.70% - 14.50%	13.00%
	15,151	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	12,434	Imminent Payoffs (d)
	48,962	Debt Investments Maturing in Less than One Year
	$1,102,396	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$6,380	Market Comparable Companies	EBITDA Multiple (b)	5.6x - 19.0x	7.7x
			Revenue Multiple (b)	0.8x - 4.1x	2.0x
			Discount for Lack of Marketability (c)	15.05% - 26.68%	16.61%
			Average Industry Volatility (d)	50.52% - 115.27%	62.93%
			Risk-Free Interest Rate	0.43% - 0.53%	0.43%
			Estimated Time to Exit (in months)	10 - 20	11
	29,472	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 91.56%	66.25%
			Risk-Free Interest Rate	0.27% 1.36%	0.64%
			Estimated Time to Exit (in months)	3 - 44	16
	9,431	Other(f)
Warrant Investments	6,119	Market Comparable Companies	EBITDA Multiple (b)	1.9x - 52.1x	12.4x
			Revenue Multiple (b)	0.3x - 7.3x	2.4x
			Discount for Lack of Marketability (c)	15.34% - 31.48%	20.34%
			Average Industry Volatility (d)	46.08% - 102.70%	62.00%
			Risk-Free Interest Rate	0.43% - 0.84%	0.53%
			Estimated Time to Exit (in months)	10 - 47	20
	12,401	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 115.27%	63.42%
			Risk-Free Interest Rate	0.27% - 1.43%	0.76%
			Estimated Time to Exit (in months)	3 - 47	24
	2,187	Other(f)
Total Level Three Warrant and Equity Investments	$65,990

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

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.
(f)	The fair market value of these investments is derived based on recent private market transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

Debt Investments

The Company follows the guidance set forth in ASC Topic 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, the Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives. These investments are considered Level 2 assets.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2016 there were no material past due escrow receivables.

Portfolio Composition

As required by the 1940 Act, the Company classifies its investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “control.” Under the 1940 Act, the Company is generally deemed to “control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of the Company, as defined in the 1940 Act, which are not control investments. The Company is deemed to be an “affiliate” of a company in which it has invested if it owns 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2016 and 2015. The Company did not hold any control investments at June 30, 2015.

(in thousands)			For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
Portfolio Company	Type	Fair Value at June 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,000	—	—	—	—	—	—	—	—
Total Control Investments		$4,000	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,549	$6	$(2,972)	$—	$—	$12	$(3,386)	$—	$—
Stion Corporation	Affiliate	1,295	44	—	648	—	103	539	648	—
Total Affiliate Investments		$5,844	$50	$(2,972)	$648	$—	$115	$(2,847)	$648	$—
Total Control & Affiliate Investments		$9,844	$50	$(6,393)	$648	$—	$115	$(6,268)	$648	$—

(in thousands)			For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
Portfolio Company	Type	Fair Value at June 30, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,235	$—	$(179)	$—	$—	$—	$1,908	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,618	—	(150)	—	—	—	545	—	—
Stion Corporation	Affiliate	1,600	96	408	—	—	196	(61)	—	—
Total Affiliate Investments		$10,453	$96	$79	$—	$—	$196	$2,392	$—	$—

As of June 30, 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In addition, as of June 30, 2016 the Company owned 100% of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. During the three months ended June 30, 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4 million. The Company’s investment in Achilles Technology Management Co II, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced the Company’s investment below the threshold for classification as an affiliate investment.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,014,658	77.9%	$961,464	80.1%
Senior Secured Debt	222,215	17.1%	171,732	14.3%
Preferred Stock	39,610	3.0%	35,245	2.9%
Common Stock	26,295	2.0%	32,197	2.7%
Total	$1,302,778	100.0%	$1,200,638	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2016 and December 31, 2015 is shown as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,254,455	96.3%	$1,167,281	97.2%
Netherlands	19,764	1.5%	20,112	1.7%
England	18,904	1.5%	8,884	0.8%
Canada	5,548	0.4%	595	0.0%
Israel	4,107	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,302,778	100.0%	$1,200,638	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$309,936	23.8%	$284,266	23.7%
Sustainable and Renewable Technology	189,358	14.5%	159,487	13.3%
Software	181,021	13.9%	147,237	12.3%
Drug Delivery	145,028	11.1%	164,665	13.7%
Internet Consumer & Business Services	122,402	9.4%	88,377	7.4%
Medical Devices & Equipment	118,408	9.1%	90,560	7.5%
Media/Content/Info	107,773	8.3%	95,488	7.9%
Specialty Pharmaceuticals	38,664	3.0%	52,088	4.3%
Consumer & Business Products	22,859	1.8%	26,611	2.2%
Communications & Networking	18,200	1.4%	33,213	2.8%
Surgical Devices	12,165	0.9%	11,185	0.9%
Semiconductors	12,149	0.9%	22,705	1.9%
Healthcare Services, Other	10,411	0.8%	15,131	1.3%
Electronics & Computer Hardware	6,974	0.5%	6,928	0.6%
Biotechnology Tools	6,787	0.5%	719	0.1%
Diagnostic	641	0.1%	321	0.0%
Information Services	2	0.0%	1,657	0.1%
Total	$1,302,778	100.0%	$1,200,638	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2016 and December 31, 2015.

Portfolio Activity

During the three and six months ended June 30, 2016, the Company funded and or restructured investments in debt securities totaling approximately $153.7 million and $323.7 million, respectively. During the three and six months ended June 30, 2016, the Company funded equity investments totaling approximately $6.1 million and $7.0 million, respectively. During the three and six months ended June 30, 2016, the Company converted approximately $4.6 million of debt to equity in two portfolio companies.

During the three and six months ended June 30, 2015, the Company funded and or restructured investments in debt securities totaling approximately $160.2 million and $367.2 million, respectively. During the three and six months ended June 30, 2015, the Company funded equity investments totaling approximately $3.8 million and $6.2 million, respectively. During the three and six months ended June 30, 2015, the Company converted $500,000 of debt to equity in one portfolio company. During the six months ended June 30, 2015 the Company converted $330,000 of warrants to equity in two portfolio companies.

During the three and six months ended June 30, 2016, the Company recognized net realized gains of $25,000 and net realized losses of $4.4 million, respectively. During the three months ended June 30, 2016, the Company recorded gross realized gains of $1.4 million primarily from the acquisition of the Company’s holdings in one portfolio company, Ping Identity Corporation. These gains were offset by gross realized losses of $1.4 million primarily from the liquidation or write off of the Company’s warrant and equity investment in two portfolio companies.

During the six months ended June 30, 2016, the Company recorded gross realized gains of $4.2 million primarily from the sale or acquisition of investments in three portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million) and the sale of options on Box, Inc. ($1.1 million). These gains were offset by gross realized losses of $8.6 million primarily from the liquidation or write off of the Company’s warrant and equity investments in five portfolio companies and the Company’s debt investments in three portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the three and six months ended June 30, 2015, the Company recognized net realized losses of $1.3 million and net realized gains of $2.1 million, respectively. During the three months ended June 30, 2015, the Company recorded gross realized gains of $495,000 primarily from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of $1.8 million from the liquidation of the Company’s investments in five portfolio companies.

During the six months ended June 30, 2015, the Company recorded gross realized gains of $4.8 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of $2.7 million from the liquidation of the Company’s investments in eight portfolio companies.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2016, approximately 91.8% of the Company’s debt investments were in a senior secured first lien position, with 42.8% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 45.7% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. The remaining 8.2% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At June 30, 2016 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

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

At June 30, 2016, the Company had six debt investments on non-accrual with a cumulative investment cost and approximate fair value of $34.5 million and $2.8 million, respectively. At December 31, 2015, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, the Company had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest is on non-accrual. During the six months ended June 30, 2016, the Company recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, the Company recognized a realized loss of $430,000 on the partial write off of one debt investment that was on non-accrual as of December 31, 2015.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $38.3 million of unamortized fees at June 30, 2016, of which approximately $35.7 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.6 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 the Company had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding.

In addition, the Company may also be entitled to an end-of-term payment that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2016 the Company had approximately $27.5 million in exit fees receivable, of which approximately $25.0 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments. At December 31, 2015 the Company had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included a component of the cost basis of the Company’s current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $1.8 million and $973,000 in PIK income during the three months ended June 30, 2016 and 2015, respectively. The Company recorded approximately $3.5 million and $1.9 million in PIK income during the six months ended June 30, 2016 and 2015, respectively.

To maintain the Company’s status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of distributions even though the Company has not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2016 and 2015.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2021 Asset-Backed Notes, and the SBA debentures, provide a strategic advantage as sources of liquidity due to their flexible structure, long-term duration, and low fixed interest rates. At June 30, 2016, the April 2019 Notes were trading on the New York Stock Exchange, or NYSE, for $25.70 per share at par value, the September 2019 Notes were trading on the NYSE for $25.52 per share at par value and the 2024 Notes were trading on the NYSE for $25.52 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around June 30, 2016, the 2021 Asset-Backed Notes were quoted for 0.995 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $196.7 million, compared to the carrying amount of $190.2 million as of June 30, 2016.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at June 30, 2016 and December 31, 2015:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$128,654	$—	$128,654	$—
April 2019 Notes	66,296	—	66,296	—
September 2019 Notes	46,829	—	46,829	—
2024 Notes	250,040	—	250,040	—
SBA Debentures	196,692	—	—	196,692
Total	$688,511	$—	$491,819	$196,692

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes (1)	$19,540	$—	$19,540	$—
Wells Facility (2)	50,000	—	—	50,000
2021 Asset-Backed Notes	128,775	—	128,775	—
April 2019 Notes	65,573	—	65,573	—
September 2019 Notes	46,297	—	46,297	—
2024 Notes	104,401	—	104,401	—
SBA Debentures	194,121	—	—	194,121
Total	$608,707	$—	$364,586	$244,121

(1)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(2)	As of June 30, 2016 there were no borrowings outstanding on the Wells Facility.

4. Borrowings

Outstanding Borrowings

At June 30, 2016 and December 31, 2015, the Company had the following available borrowings and outstanding borrowings:

	June 30, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,165	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,499	110,364	110,364	108,179
2024 Notes	244,945	244,945	237,570	103,000	103,000	100,128
2021 Asset-Backed Notes	129,300	129,300	127,461	129,300	129,300	126,995
Convertible Senior Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	—	—	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$869,809	$674,809	$660,695	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See “Note 2 – Summary of Significant Accounting Policies” for the amount of debt issuance cost associated with each borrowing.

(2)

At both June 30, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to the Company meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility (as defined herein).

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of June 30, 2016, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of June 30, 2016. As of June 30, 2016, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2016 the Company held investments in HT II in 35 companies with a fair value of approximately $85.7 million, accounting for approximately 6.6% of the Company’s total portfolio at June 30, 2016. HT II held approximately $112.9 million in assets and accounted for approximately 6.6% of the Company’s total assets prior to consolidation at June 30, 2016.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2016, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of June 30, 2016. As of June 30, 2016, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2016, the Company held investments in HT III in 51 companies with a fair value of approximately $257.3 million, accounting for approximately 19.7% of the Company’s total portfolio at June 30, 2016. HT III held approximately $286.3 million in assets and accounted for approximately 16.7% of the Company’s total assets prior to consolidation at June 30, 2016.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through the Company’s wholly owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended June 30, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the three months ended June 30, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%. The average amount of debentures outstanding for the six months ended June 30, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the six months ended June 30, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,737	$1,737	$3,475	$3,456
Amortization of debt issuance cost (loan fees)	168	166	336	331
Total interest expense and fees	$1,905	$1,903	$3,811	$3,787
Cash paid for interest expense and fees	$—	$—	$3,461	$3,442

As of June 30, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2016, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2016, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2016 and December 31, 2015:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2016	December 31, 2015
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

As of June 30, 2016 and December 31, 2015, the 2019 Notes payable outstanding principal balance consists of:

(in thousands)	June 30, 2016	December 31, 2015
April 2019 Notes	$64,490	$64,490
September 2019 Notes	45,874	45,874
Total 2019 Notes Principal Outstanding	$110,364	$110,364

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

.

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

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,931	$2,748	$3,863	$5,729
Amortization of debt issuance cost (loan fees)	160	711	320	952
Total interest expense and fees	$2,091	$3,459	$4,183	$6,681
Cash paid for interest expense and fees	$1,931	$2,981	$3,863	$5,963

As of June 30, 2016, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

2024 Notes

On July 14, 2014, the Company and U.S. Bank, N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between the Company and the 2024 Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount of 6.25% unsecured notes due 2024 (the “2024 Notes”). On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes.

On May 2, 2016, the Company closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of the 2024 Notes. The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering on April 21, 2016 and $7.5 million as a result of underwriters exercising a portion of their option to purchase up to an additional $9.8 million in aggregate principal to cover overallotments on April 29, 2016.

On June 27, 2016, the Company closed an underwritten public offering of an additional $60.0 million in aggregate principal amount of the 2024 Notes. On June 30, 2016, the underwriters exercised their option to purchase up to an additional $9.0 million in aggregate principal to cover overallotments, resulting in total aggregate principal of $69.0 million from the offering.

All issuances of 2024 Notes rank equally in right of payment and form a single series of notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At June 30, 2016 and December 31, 2015, the 2024 Notes had an outstanding principal balance of $244.9 million and $103.0 million, respectively.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$2,375	$1,609	$3,984	$3,219
Amortization of debt issuance cost (loan fees)	135	83	218	166
Total interest expense and fees	$2,510	$1,692	$4,202	$3,385
Cash paid for interest expense and fees	$1,609	$1,609	$3,219	$3,219

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

At both June 30, 2016 and December 31, 2015, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,139	$1,139	$2,278	$2,278
Amortization of debt issuance cost (loan fees)	234	224	466	446
Total interest expense and fees	$1,373	$1,363	$2,744	$2,724
Cash paid for interest expense and fees	$1,139	$1,139	$2,278	$2,278

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $3.6 million and $9.2 million of restricted cash as of June 30, 2016 and December 31, 2015, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.

Prior to the close of business on October 14, 2015, holders were able to convert their Convertible Senior Notes only under certain circumstances set forth in the indenture governing the Convertible Senior Notes. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders were able to convert their Convertible Senior Notes at any time. Throughout the life of the Convertible Senior Notes, holders of approximately $74.8 million of the Convertible Senior Notes exercised their conversion rights. These Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.6 million shares of the Company’s common stock, or $24.3 million.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the Convertible Senior Notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the year ended December 31, 2015 was $1,000. The Company did not record a loss on extinguishment of debt in the three and six months ended June 30, 2016. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

The Convertible Senior Notes were accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company recorded interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As December 31, 2015, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2015
Principal amount of debt	$17,604
Unamortized debt issuance cost	(44)
Original issue discount, net of accretion	(82)
Carrying value of Convertible Senior Notes	$17,478

For the three and six months ended June 30, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$88	$264	$352	$479
Accretion of original issue discount	21	62	82	123
Amortization of debt issuance cost (loan fees)	11	33	43	66
Total interest expense and fees	$120	$359	$477	$668
Cash paid for interest expense and fees	$440	$529	$440	$529

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six months ended June 30, 2016 and 2015.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

The Wells Facility matures on August 2, 2019, unless terminated sooner in accordance with its terms.

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2016, this non-use fee was approximately $115,000 and $181,000, respectively. For the three and six months ended June 30, 2015, this non-use fee was approximately $94,000 and $188,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2016, the minimum tangible net worth covenant increased to $612.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million and the 2.1 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement with JMP Securities (“JMP”) for gross proceeds of $24.5 million during the six months ended June 30, 2016. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $146.0 million on the available facility during the six months ended June 30, 2016 offset by repayments of $196.0 million. At December 31, 2015 there was $50.0 million, respectively, of borrowings outstanding on this facility. There were no borrowings outstanding on the facility as of June 30, 2016

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$226	$—	$500	$—
Amortization of debt issuance cost (loan fees)	122	86	227	172
Total interest expense and fees	$348	$86	$727	$172
Cash paid for interest expense and fees	$333	$—	$577	$—

Union Bank Facility

On May 5, 2016, the Company, through a special purpose wholly owned subsidiary, Hercules Funding III, as borrower, entered into the credit facility (the “Union Bank Facility”) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the company’s credit facility (the “Prior Union Bank Facility”) entered into on August 14, 2014 (as amended and restated from time to time) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Prior Union Bank Facility from time to time.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

Under the Union Bank Facility, MUFG Union Bank made commitments of $75.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at either (i) if such borrowing is a base rate loan, a base rate per annum equal to the federal funds rate plus 1.00%, LIBOR plus 1.00% or MUFG Union Bank’s prime rate, in each case, plus a margin of 1.25% or (ii) if such borrowing is a LIBOR loan, a rate per annum equal to LIBOR plus 3.25%, and the Union Bank Facility generally has an advance rate of 50% against eligible debt investments. The Union Bank Facility is secured by all of the assets of HT III.

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. Although the Company did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the three and six months ended June 30, 2016, the company incurred non-use fees under the existing and previous Union Bank Facility of approximately $87,000 and $182,000, respectively. For the three and six months ended June 30, 2015, the non-use fee was approximately $95,000 and $189,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to HT III, including covenants relating to certain changes of control of the Company and HT III. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2016, the minimum tangible net worth covenant increased to $661.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million and the 2.1 million shares of common stock issued under the ATM equity distribution agreement with JMP for net proceeds of $23.7 million during the six months ended June 30, 2016. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Union Bank Facility matures on May 5, 2020, unless sooner terminated in accordance with its terms.

In connection with the Union Bank Facility, the Company and HT III also entered into the Sale Agreement, by and among HT III, as borrower, the Company, as originator and servicer, and MUFG Union Bank, as agent. Under the Sale Agreement, the Company agrees to (i) sell or transfer certain loans to HT III under the MUFG Union Bank Facility and (ii) act as servicer for the loans sold or transferred.

The Company had aggregate draws of $25.0 million on the available facility during the six months ended June 30, 2016 offset by repayments of $25.0 million. At June 30, 2016 there were no borrowings outstanding on the Union Bank Facility.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$55	$—	$55	$—
Amortization of debt issuance cost (loan fees)	95	15	133	30
Total interest expense and fees	$150	$15	$188	$30
Cash paid for interest expense and fees	$333	$—	$577	$—

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

During the six months ended June 30, 2016, the Company reduced its realized gain by approximately $146,000 for Citigroup’s participation from the acquisition proceeds received on equity exercised from warrants that were included in the collateral pool. The Company recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $32,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation and the acquisition proceeds received on the Company’s Ping Identity Corporation equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $79,000 as of June 30, 2016 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.4 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between August 2016 and January 2017.

5. Income taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed as dividends to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

During the three months ended June 30, 2016, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2016, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2016 distributions to stockholders will be.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes dividends in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years. The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains).

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, dividend distributions declared and paid by the Company in a taxable year may differ from the Company’s taxable income for that taxable year as such dividend distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

Taxable income for the six months ended June 30, 2016 was approximately $43.8 million or $0.61 per share. Taxable net realized losses for the same period was $2.4 million or approximately $0.03 per share. Taxable income for the six months ended June 30, 2015 was approximately $32.0 million or $0.48 per share. Taxable net realized losses for the same period were $3.0 million or approximately $0.05 per share.

For the six months ended June 30, 2016, the Company paid approximately $18,000 of tax expense and had approximately $498,000 of accrued but unpaid tax expense as of the balance sheet date. For the six months ended June 30, 2015, the Company paid approximately $696,000 of tax expense and did not have an accrued but unpaid amount as of the balance sheet date.

The Company intends to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to the Company’s stockholders in 2016.

6. Stockholders’ Equity

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

During the three and six months ended June 30, 2016 the Company sold 1.0 million and 2.1 million shares of common stock for total accumulated net proceeds of approximately $11.3 million and $23.7 million, respectively, including $420,000 and $822,000 of offering expenses, respectively. The Company did not sell any shares under the program during the year ended December 31, 2015. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2016 approximately 5.3 million shares remain available for issuance and sale under the equity distribution agreement. See “Note 12 – Subsequent Events”.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. On February 17, 2016 the Board of Directors extended the program until August 23, 2016. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the six months ended June 30, 2016 the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. The Company did not make any repurchases during the three months ended June 30, 2016. As of June 30, 2016 approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

The Company anticipates that the manner, timing, and amount of any share purchases will be determined by management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the 1940 Act, the Company is required to notify stockholders when such a program is initiated or implemented. The repurchase program does not require the Company to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

On March 27, 2015, the Company raised approximately $100.1 million, after deducting offering expenses of $323,000, in a public offering of 7,590,000 shares of its common stock.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which was effective until the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, the Company will limit the number of shares that it issues at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on the Company’s then outstanding shares will not exceed 20%. The Company’s Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the three and six months ended June 30, 2016 the Company has not issued common stock at a discount to NAV. The Company did not issue common stock at a discount to NAV during the year ended December 31, 2015.

The Company has issued stock options for common stock subject to future issuance, of which 635,557 and 622,171 were outstanding at June 30, 2016 and December 31, 2015, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 12.0 million shares of common stock.

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

The following table summarizes the common stock options activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	622,171	$14.25	695,672	$14.58
Granted	128,000	$11.32	78,500	$14.04
Exercised	(11,113)	$10.61	(36,331)	$10.81
Forfeited	(57,948)	$14.16	(155,280)	$14.77
Expired	(45,553)	$15.01	(4,610)	$12.28
Outstanding at June 30,	635,557	$13.68	577,951	$14.71
Shares Expected to Vest at June 30,	325,833	$13.68	405,484	$14.71

The following table summarizes common stock options outstanding and exercisable at June 30, 2016:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	285,140	6.14	$302,934	$11.49	63,597	3.57	$79,734	$11.52
$14.60 - $16.34	350,417	5.08	—	$15.46	246,127	4.83	—	$15.42
$9.25 - $16.34	635,557	5.56	$302,934	$13.68	309,724	4.57	$79,734	$14.62

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At June 30, 2016 options for 309,724 shares were exercisable at a weighted average exercise price of approximately $14.62 per share with a weighted average remaining contractual term of 4.57 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six months ended June 30, 2016 and 2015 was approximately $46,000 and $30,000, respectively. During the six months ended June 30, 2016 and 2015, approximately $100,000 and $137,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2016 there was approximately $133,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.41 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Expected Volatility	23.73%	18.94%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.93% - 1.63%	1.08% - 1.64%

During the six months ended June 30, 2016 and 2015 the Company granted 547,214 shares and 602,916 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six months ended June 30, 2016 and 2015 was approximately $6.6 million and $8.4 million, respectively. During the six months ended June 30, 2016 and 2015, the Company expensed approximately $4.1 million and $4.9 million of compensation expense related to restricted stock, respectively. As of June 30, 2016, there was approximately $10.7 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 2.08 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	850,072	$13.59	1,302,780	$13.23
Granted	547,214	$12.01	602,916	$13.98
Vested	(421,223)	$13.68	(587,095)	$13.31
Forfeited	(10,638)	$13.36	(267,656)	$13.26
Unvested at June 30,	965,425	$12.65	1,050,945	$13.62

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator
Net increase in net assets resulting from operations	$9,475	$2,752	$23,770	$24,670
Less: Distributions declared-common and restricted shares	(22,836)	(22,501)	(45,206)	(42,766)
Undistributed (distributions in excess of) earnings	(13,361)	(19,749)	(21,436)	(18,096)
Undistributed (distributions in excess of) earnings-common shares	(13,361)	(19,749)	(21,436)	(18,096)
Add: Distributions declared-common shares	22,519	22,154	44,494	41,867
Numerator for basic and diluted change in net assets per common share	$9,158	$2,405	$23,058	$23,771

Denominator
Basic weighted average common shares outstanding	72,746	71,368	71,959	67,596
Common shares issuable	16	225	6	305
Weighted average common shares outstanding assuming dilution	72,762	71,593	71,965	67,901

Change in net assets per common share
Basic	$0.13	$0.03	$0.32	$0.35
Diluted	$0.13	$0.03	$0.32	$0.35

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share.

Unvested common stock options are also included in the denominator for the purpose of calculating diluted earnings per share. For the three and six months ended June 30, 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method was also included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.21 as of June 30, 2015) for the Convertible Senior Notes for such periods. The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there is no potential additional dilutive effect for the three and six months ended June 30, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2016 and 2015, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 673,654 shares and 588,498 shares, respectively. For the six months ended June 30, 2016 and 2015, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 695,667 shares and 620,124 shares, respectively.

At June 30, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Per share data (1):
Net asset value at beginning of period	$9.94	$10.18
Net investment income	0.60	0.44
Net realized gain on investments	(0.06)	0.03
Net unrealized appreciation (depreciation) on investments	(0.21)	(0.09)
Total from investment operations	0.33	0.38
Net increase (decrease) in net assets from capital share transactions (1)	(0.04)	0.26
Distributions of net investment income (6)	(0.63)	(0.63)
Stock-based compensation expense included in investment income (2)	0.06	0.07
Net asset value at end of period	$9.66	$10.26

Ratios and supplemental data:
Per share market value at end of period	$12.42	$11.55
Total return (3)	7.24%	(18.82%)
Shares outstanding at end of period	74,320	72,493
Weighted average number of common shares outstanding	71,959	67,596
Net assets at end of period	$717,795	$743,691
Ratio of total expense to average net assets (4)	10.82%	11.46%
Ratio of net investment income before investment gains and losses to average net assets (4)	12.05%	8.36%
Portfolio turnover rate (5)	18.61%	14.42%
Average debt outstanding	$595,652	$611,061
Weighted average debt per common share	$8.28	$9.04

(1)

All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.

(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC Topic 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the six months ended June 30, 2016 and 2015 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the six months ended June 30, 2016 and 2015 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested shares.

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

At June 30, 2016, the Company had approximately $71.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $115.0 million of non-binding term sheets outstanding at June 30, 2016. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2016, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Aquantia Corp.	11,500
Bellicum Pharmaceuticals, Inc.	5,000
Genocea Biosciences, Inc.	5,000
Druva, Inc.	5,000
Flowonix Medical	5,000
Quanterix Corporation	3,000
Achronix Semiconductor Corporation	1,657
Total	$71,157

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $436,000 and $872,000 during the three and six months ended June 30, 2016. Total rent expense amounted to approximately $409,000 and $818,000 during the same periods ended June 30, 2015. The Company’s contractual obligations as of June 30, 2016 include:

	Payments due by period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)	$674,809	$—	$212,189	$107,425	$355,195
Operating Lease Obligations (5)	4,071	1,628	2,266	177	—
Total	$678,880	$1,628	$214,455	$107,602	$355,195

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $244.9 million of the 2024 Notes, and $129.3 million of the 2021 Asset-Backed Notes as of June 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and disclosures.

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

12. Subsequent Events

Dividend Distribution Declaration

On July 27, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on August 22, 2016 to stockholders of record as of August 15, 2016. This dividend distribution represents the Company’s forty-fourth consecutive dividend declaration since the Company’s IPO, bringing the total cumulative dividend declared to date to $12.16 per share.

ATM Issuances

Subsequent to June 30, 2016 and as of August 1, 2016, the Company sold 529,000 shares of common stock for total accumulated net proceeds of approximately $6.5 million, including $83,000 of offering expenses, under its ATM equity distribution agreement with JMP. As of August 1, 2016 approximately 4.8 million shares remain available for issuance and sale under the equity distribution agreement.

Union Bank Facility

On July 18, 2016, we entered into the First Amendment to the Loan and Security Agreement, dated as of May 5, 2016 with MUFG Union Bank, N.A. The Amendment amends certain definitions relating to borrowings which accrue interest based on the London Interbank Offered Rate (“LIBOR Loans”) and (ii) the method(s) for calculating interest on and the paying of certain fees related to such LIBOR Loans.

Portfolio Company Developments

As of August 1, 2016, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all. In addition, subsequent to June 30, 2016 the following portfolio companies completed liquidity events:

1.

On May 1, 2016, the Company’s portfolio company, BIND Therapeutics, Inc. (“BIND”), filed for Voluntary Chapter 11 Bankruptcy Protection in the District of Delaware.  On July 27, 2016, the U.S. Bankruptcy Court approved a $40.0 million offer from Pfizer Inc. to buy the assets of BIND.  The Company has fully recovered its outstanding obligation from BIND.

2.

In July 2016, Nuance Communications, Inc. announced that it has entered into a definitive agreement to acquire the Company’s portfolio company TouchCommerce, Inc. for approximately $215.0 million.  The Company held warrants for 2.3 million shares of Preferred Series E stock as of June 30, 2016.

3.	In July 2016, the Company’s portfolio company TPI Composites, Inc. completed its initial public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT, and San Diego, CA.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $112.9 million and $286.3 million in assets, respectively, and accounted for approximately 6.6% and 16.7% of our total assets, respectively, prior to consolidation at June 30, 2016. As of June 30, 2016, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration (“SBA”) guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2016, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We have qualified as and have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election, we generally will not be subject to corporate-level taxes on any income and gains that we distribute as dividends to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income for each taxable year from qualified earnings, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.3 billion at June 30, 2016, as compared to $1.2 billion at December 31, 2015. The fair value of our debt investment portfolio at June 30, 2016 was approximately $1.2 billion, compared to a fair value of approximately $1.1 billion at December 31, 2015. The fair value of the equity portfolio at June 30, 2016 was approximately $65.9 million, compared to a fair value of approximately $67.4 million at December 31, 2015. The fair value of the warrant portfolio at June 30, 2016 was approximately $25.1 million, compared to a fair value of approximately $23.0 million at December 31, 2015.

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

Our portfolio activity for the six months ended June 30, 2016 and the year ended December 31, 2015 was comprised of the following:

(in millions)	June 30, 2016	December 31, 2015
Debt Commitments (1)
New portfolio company	$360.0	$544.0
Existing portfolio company	57.8	181.7
Total	$417.8	$725.7
Funded and Restructured Debt Investments (3)
New portfolio company	$267.5	$352.5
Existing portfolio company	56.2	341.6
Total	$323.7	$694.1
Funded Equity Investments
New portfolio company	$5.4	$1.0
Existing portfolio company	1.6	17.6
Total	$7.0	$18.6
Unfunded Contractual Commitments (2)
Total	$71.2	$75.4
Non-Binding Term Sheets
New portfolio company	$105.0	$81.0
Existing portfolio company	10.0	5.0
Total	$115.0	$86.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

(3)	Funded amounts include borrowings on revolving facilities.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2016, we received approximately $218.1 million in aggregate principal repayments. Of the approximately $218.1 million of aggregate principal repayments, approximately $45.5 million were scheduled principal payments and approximately $172.6 million were early principal repayments related to 26 portfolio companies. Of the approximately $172.6 million early principal repayments, none were early repayments due to merger and acquisition transactions or initial public offerings (“IPOs”).

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for the six months ended June 30, 2016 and the year ended December 31, 2015 was as follows:

(in millions)	June 30, 2016	December 31, 2015
Beginning portfolio	$1,200.6	$1,020.7
New fundings and restructures	330.7	712.3
Warrants not related to current period fundings	0.1	0.1
Principal payments received on investments	(45.5)	(115.1)
Early payoffs	(172.6)	(388.5)
Accretion of loan discounts and paid-in-kind principal	21.2	31.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(2.2)	(1.7)
New loan fees	(4.2)	(9.5)
Warrants converted to equity	—	0.4
Sale of investments	(2.4)	(5.2)
Loss on investments due to write offs	(8.0)	(7.5)
Net change in unrealized depreciation	(14.9)	(37.1)
Ending portfolio	$1,302.8	$1,200.6

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,014,658	77.9%	$961,464	80.1%
Senior Secured Debt	222,215	17.1%	171,732	14.3%
Preferred Stock	39,610	3.0%	35,245	2.9%
Common Stock	26,295	2.0%	32,197	2.7%
Total	$1,302,778	100.0%	$1,200,638	100.0%

A summary of our investment portfolio as of June 30, 2016 and December 31, 2015 at value by geographic location is as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,254,455	96.3%	$1,167,281	97.2%
Netherlands	19,764	1.5%	20,112	1.7%
England	18,904	1.5%	8,884	0.8%
Canada	5,548	0.4%	595	0.0%
Israel	4,107	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,302,778	100.0%	$1,200,638	100.0%

As of June 30, 2016, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All five companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $25.0 million, although we may make investments in amounts above or below that range. As of June 30, 2016, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 4.0% to approximately 12.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $38.3 million of unamortized fees at June 30, 2016, of which approximately $35.7 million was included as an offset to the cost basis of our current debt investments and approximately $2.6 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 we had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2016 we had approximately $27.5 million in exit fees receivable, of which approximately $25.0 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments. At December 31, 2015 we had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as a component of the cost basis of our current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be paid out to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $1.8 million and $973,000 in PIK income in the three months ended June 30, 2016 and 2015, respectively. We recorded approximately $3.5 million and $1.9 million in PIK income in the six months ended June 30, 2016 and 2015, respectively.

The core yield on our debt investments, which excludes any benefits from the fees and income related to early loan repayment acceleration of unamortized fees and income as well as prepayment of fees and includes income from expired commitments, was 13.4% and 13.2% during the three months ended June 30, 2016 and 2015, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 14.4% and 13.8% for the three months ended June 30, 2016 and 2015, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 7.2% and -18.8% during the six months ended June 30, 2016 and 2015, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, sustainable and renewable technology, software, drug delivery, internet consumer and business services, medical devices and equipment, media/content/info, specialty pharmaceuticals, consumer and business products, communications and networking, surgical devices, semiconductors, healthcare services, electronics and computer hardware, biotechnology tools, diagnostic, and information services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of June 30, 2016, approximately 63.4% of the fair value of our portfolio was composed of investments in four industries: 23.8% was composed of investments in the drug discovery and development industry, 14.5% was comprised of investments in the sustainable and renewable technology industry, 13.9% was composed of investments in the software industry, and 11.1% was composed of investments in the drug delivery industry.

The following table shows the fair value of our portfolio by industry sector at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$309,936	23.8%	$284,266	23.7%
Sustainable and Renewable Technology	189,358	14.5%	159,487	13.3%
Software	181,021	13.9%	147,237	12.3%
Drug Delivery	145,028	11.1%	164,665	13.7%
Internet Consumer & Business Services	122,402	9.4%	88,377	7.4%
Medical Devices & Equipment	118,408	9.1%	90,560	7.5%
Media/Content/Info	107,773	8.3%	95,488	7.9%
Specialty Pharmaceuticals	38,664	3.0%	52,088	4.3%
Consumer & Business Products	22,859	1.8%	26,611	2.2%
Communications & Networking	18,200	1.4%	33,213	2.8%
Surgical Devices	12,165	0.9%	11,185	0.9%
Semiconductors	12,149	0.9%	22,705	1.9%
Healthcare Services, Other	10,411	0.8%	15,131	1.3%
Electronics & Computer Hardware	6,974	0.5%	6,928	0.6%
Biotechnology Tools	6,787	0.5%	719	0.1%
Diagnostic	641	0.1%	321	0.0%
Information Services	2	0.0%	1,657	0.1%
Total	$1,302,778	100.0%	$1,200,638	100.0%

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

For the six months ended June 30, 2016 and the year ended December 31, 2015, our ten largest portfolio companies represented approximately 31.9% and 32.1% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2016 and December 31, 2015, we had three and two investments, respectively, that represented 5% or more of our net assets. At June 30, 2016, we had six equity investments representing approximately 58.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2015, we had four equity investments which represented approximately 53.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of June 30, 2016 approximately 92.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

As of June 30, 2016, 91.8% of our debt investments were in a senior secured first lien position with the remaining 8.2% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At June 30, 2016, of the approximately 91.8% of our debt investments in a senior secured first lien position, 42.8% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 45.7% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At June 30, 2016 we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2016, we held warrants in 139 portfolio companies, with a fair value of approximately $25.1 million. The fair value of our warrant portfolio increased by approximately $2.1, as compared to a fair value of $23.0 million at December 31, 2015 primarily related to the addition of warrants in 15 new and 10 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $101.1 million to exercise such warrants as of June 30, 2016. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.22x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2016 and 2015. We did not hold any Control investments at June 30, 2015.

(in thousands)			For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
Portfolio Company	Type	Fair Value at June 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,000	—	—	—	—	—	—	—	—
Total Control Investments		$4,000	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,549	$6	$(2,972)	$—	$—	$12	$(3,386)	$—	$—
Stion Corporation	Affiliate	1,295	44	—	648	—	103	539	648	—
Total Affiliate Investments		$5,844	$50	$(2,972)	$648	$—	$115	$(2,847)	$648	$—
Total Control & Affiliate Investments		$9,844	$50	$(6,393)	$648	$—	$115	$(6,268)	$648	$—

(in thousands)			For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
Portfolio Company	Type	Fair Value at June 30, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,235	$—	$(179)	$—	$—	$—	$1,908	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,618	—	(150)	—	—	—	545	—	—
Stion Corporation	Affiliate	1,600	96	408	—	—	196	(61)	—	—
Total Affiliate Investments		$10,453	$96	$79	$—	$—	$196	$2,392	$—	$—

As of June 30, 2016 our investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In addition, as of June 30, 2016 we owned 100% of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. During the three months ended June 30, 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4 million. Our investment in Achilles Technology Management Co II, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced our investment below the threshold for classification as an affiliate investment.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2016 and December 31, 2015, respectively:

(in thousands)	June 30, 2016			December 31, 2015
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$328,082	27.1%	18	$215,202	19.4%
2	41	602,868	49.8%	47	759,274	68.4%
3	20	226,943	18.7%	6	44,837	4.0%
4	6	42,953	3.5%	4	34,153	3.1%
5	7	10,936	0.9%	10	56,743	5.1%
	90	$1,211,782	100.0%	85	$1,110,209	100.0%

As of June 30, 2016, our debt investments had a weighted average investment grading of 2.11, as compared to 2.16 at December 31, 2015. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The improvement in weighted average investment grading at June 30, 2016 from December 31, 2015 is due to the improvement in investment grading of three portfolio investments and settlement of one portfolio investment that were rated 5 at December 31, 2015, offset by the downgrade of fourteen existing portfolio companies to a 3 rating primarily due to underperformance or near term funding requirements.

At June 30, 2016, we had six debt investments on non-accrual with a cumulative investment cost and fair value of approximately $34.5 million and $2.8 million, respectively. At December 31, 2015, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. During the six months ended June 30, 2016, we recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, we recognized a realized loss of $430,000 on the partial write off of one debt investment that was on non-accrual as of December 31, 2015.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and 2015

Investment Income

Total investment income for the three months ended June 30, 2016 was approximately $43.5 million as compared to approximately $38.1 million for the three months ended June 30, 2015. Total investment income for the six months ended June 30, 2016 was approximately $82.5 million as compared to approximately $70.6 million for the six months ended June 30, 2015.

Interest income for the three months ended June 30, 2016 totaled approximately $39.6 million as compared to approximately $35.2 million for the three months ended June 30, 2015. Interest income for the six months ended June 30, 2016 totaled approximately $76.1 million as compared to approximately $65.8 million for six months ended June 30, 2015. The increase in interest income for the three and six months ended June 30, 2016 as compared to the same period ended June 30, 2015 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods, as well as an increase in the acceleration of interest income due to early loan repayments.

Of the $39.6 million in interest income for the three months ended June 30, 2016, approximately $37.8 million represents recurring income from the contractual servicing of our loan portfolio and approximately $1.8 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $34.7 million and $498,000, respectively, of the $35.2 million interest income for the three months ended June 30, 2015.

Of the $76.1 million in interest income for the six months ended June 30, 2016, approximately $73.6 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.5 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $65.0 million and $792,000, respectively, of the $65.8 million interest income for the six months ended June 30, 2015.

Income from commitment, facility and loan related fees for the three months ended June 30, 2016 totaled approximately $3.9 million as compared to approximately $2.9 million for the three months ended June 30, 2015.  Income from commitment, facility and loan related fees for the six months ended June 30, 2016 totaled approximately $6.4 million as compared to approximately $4.8 million for the six months ended June 30, 2015. The increase in fee income for the three months ended June 30, 2016 is primarily attributable to an increase in normal fee amortization due to a higher debt investment portfolio between the periods, as well as an increase in the acceleration of unamortized fees due to early repayments and one-time fees for the period. The increase in fee income for the six months ended June 30, 2016 is primarily attributable to an increase in normal fee amortization due to a higher debt investment portfolio between the periods.

Of the $3.9 million in income from commitment, facility and loan related fees for the three months ended June 30, 2016, approximately $2.5 million represents income from recurring fee amortization and approximately $1.4 represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.8 million and $1.1 million, respectively, of the $2.9 million income for the three months ended June 30, 2015.

Of the $6.4 million in income from commitment, facility and loan related fees for the six months ended June 30, 2016, approximately $4.7 million represents income from recurring fee amortization and approximately $1.7 represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $3.2 million and $1.6 million, respectively, of the $4.8 million income for the six months ended June 30, 2015.

The following table shows the PIK-related activity for the six months ended June 30, 2016 and 2015, at cost:

	Six Months Ended June 30,
(in thousands)	2016	2015
Beginning PIK loan balance	$5,149	$6,250
PIK interest income during the period	3,544	1,880
PIK accrued (capitalized) to principal but not recorded as income during the period	(2,146)	—
Payments received from PIK loans	(438)	(2,012)
Realized loss	(266)	(223)
Ending PIK loan balance	$5,843	$5,895

The increase in payments received from PIK loans and increase in PIK interest income during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest and an increase in the number of PIK loans which paid off during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2016 or 2015.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $20.2 million and $21.3 million during the three months ended June 30, 2016 and 2015, respectively. Our operating expenses totaled approximately $39.0 million and $40.8 million during the six months ended June 30, 2016 and 2015, receptively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $8.9 million and $9.2 million for the three months ended June 30, 2016 and 2015, respectively and approximately $16.9 million and $18.5 million for the six months ended June 30, 2016 and 2015, respectively. Interest and fee expense for the three and six months ended June 30, 2016 as compared to June 30, 2015 decreased due to lower weighted average principal balances outstanding on our Asset Backed Notes and 2019 Notes (together with the 2024 Notes, the “Baby Bonds”) along with lower debt issuance cost amortization on our Asset Backed Notes, slightly offset by an increase in the weighted average principal balance outstanding on our Wells Facility and Union Bank Facility (as defined herein, together the “Credit Facilities”) and the issuance of an additional $141.9 million of aggregate principal on our 2024 Notes during the period.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 5.8% and 6.1% for the three months ended June 30, 2016 and 2015, respectively, and a weighted average cost of debt of approximately 5.7% and 6.1% for the six months ended June 30, 2016 and 2015, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period, specifically due to redemptions of our 2019 Notes which occurred in 2015.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.4 million from $4.1 million for the three months ended June 30, 2016 and 2015. Our general and administrative expenses increased to $8.0 million from $7.7 million for the six months ended June 30, 2016 and 2015. The increase for the three and six months ended June 30, 2016 was primarily due to an increase in corporate legal expenses and outside consulting services.

Employee Compensation

Employee compensation and benefits totaled $5.3 million for the three months ended June 30, 2016 as compared to $5.9 million for the three months ended June 30, 2015, and $10.0 million for the six months ended June 30, 2016 as compared to $9.7 million for the six months ended June 30, 2015. The decrease for the three-month comparative period was primarily due to changes in variable compensation expense related to originator performance factors. The increase between the six month comparative periods was primarily due to changes in variable compensation expense, specifically an increase in originator performance compensation in the first quarter of 2016 relative to 2015.

Employee stock-based compensation totaled $1.6 million for the three months ended June 30, 2016 as compared to $2.3 million for the three months ended June 30, 2015 and $4.2 million for the six months ended June 30, 2016 as compared to $5.0 million for the six months ended June 30, 2015. The decrease between both comparative periods was primarily related to restricted stock award vesting, specifically the final vesting of retention grants issued in 2014.

Loss on Extinguishment of Convertible Senior Notes

Our Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016. Throughout the life of the Convertible Senior Notes, holders of approximately $74.8 million of our Convertible Senior Notes exercised their conversion rights. These Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the Convertible Senior Notes and approximately 1.6 million shares of our common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2015 was $1,000.  We did not record a loss on extinguishment of debt in the three and six months ended June 30, 2016.  The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

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

A summary of realized gains and losses for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Realized gains	$1,423	$495	$4,212	$4,824
Realized losses	(1,398)	(1,749)	(8,655)	(2,766)
Net realized gains	$25	$(1,254)	$(4,443)	$2,058

During the three months ended June 30, 2016 and 2015, we recognized net realized gains of $25,000 and net realized losses of $1.3 million, respectively. During the three months ended June 30, 2016, we recorded gross realized gains of $1.4 million primarily from the acquisition of our holdings in one portfolio company, Ping Identity Corporation. These gains were offset by gross realized losses of $1.4 million primarily from the liquidation or write off of our warrant and equity investments in two portfolio companies.

During the three months ended June 30, 2015, we recorded gross realized gains of $495,000 primarily from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of $1.8 million from the liquidation of our warrant and equity investments in five portfolio companies.

During the six months ended June 30, 2016 and 2015, we recognized net realized losses of $4.4 million and net realized gains of $2.1 million, respectively. During the six months ended June 30, 2016, we recorded gross realized gains of $4.2 million primarily from the sale or acquisition of our investments in three portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million) and the sale of options on Box, Inc. ($1.1 million).  These gains were offset by gross realized losses of $8.6 million primarily from the liquidation or write off of our warrant and equity investments in five portfolio companies and of our debt investments in three portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the six months ended June 30, 2015 we recorded gross realized gains of $4.8 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of $2.7 million from the liquidation of our warrant and equity investments in eight portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our board of directors (“Board of Directors”). The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross unrealized appreciation on portfolio investments	$16,208	$14,700	$29,525	$35,854
Gross unrealized depreciation on portfolio investments	(30,607)	(28,875)	(55,492)	(42,114)
Reversal of prior period net unrealized appreciation upon a realization event	(340)	—	(340)	(3,708)
Reversal of prior period net unrealized depreciation upon a realization event	1,137	1,210	11,333	2,215
Net unrealized appreciation (depreciation) attributable to taxes payable	(332)	156	(296)	598
Citigroup warrant participation	30	34	32	(7)
Net unrealized appreciation (depreciation) on portfolio investments	$(13,904)	$(12,775)	$(15,238)	$(7,162)

During the three months ended June 30, 2016, we recorded approximately $13.9 million of net unrealized depreciation, of which $13.6 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $8.0 million was net unrealized depreciation on our debt investments which primarily relates to $14.0 million of unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of $5.7 million unrealized depreciation for prior period collateral based impairments on four portfolio companies. Approximately $6.3 million was attributed to net unrealized depreciation on our equity investments which primarily relates to $5.3 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and $1.0 million of unrealized depreciation on our private portfolio companies related to portfolio company performance. This unrealized depreciation was offset by $694,000 of net unrealized appreciation on our warrant investments primarily attributed to the reversal of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in two portfolio companies.

Net unrealized depreciation was increased by $332,000 as a result of increased estimated taxes payable for the three months ended June 30, 2016.

Net unrealized depreciation was offset by $30,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement and a decrease in the liability for the acquisition proceeds received on our Ping Identity Corporation equity investment, which had been exercised from warrants that were included in the collateral pool, during the three months ended June 30, 2016.

During the three months ended June 30, 2015, we recorded approximately $12.8 million of net unrealized appreciation, of which $12.9 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $6.0 million was attributed to net unrealized depreciation on our debt investments which primarily related to $7.4 million unrealized depreciation for collateral based impairments on eleven portfolio companies. Approximately $5.7 million was attributed to net unrealized depreciation on our equity investments which primarily related to $3.6 million unrealized depreciation on our public equity portfolio related to portfolio company performance and $2.1 million unrealized depreciation on our private portfolio companies. Finally, approximately $1.2 million was attributed to net unrealized depreciation on our warrant investments which primarily related to approximately $1.8 million of unrealized depreciation on five portfolio companies related to portfolio company performance partially offset by the reversal of $900,000 of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in six portfolio companies.

Net unrealized depreciation was offset by $156,000 as a result of decreased estimated taxes payable for the three months ended June 30, 2015.

Net unrealized depreciation was further offset by $34,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the three months ended June 30, 2015.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(14.0)	$—	$(0.1)	$(14.1)
Reversals of Prior Period Collateral Based Impairments	5.7	—	—	5.7
Reversals due to Debt Payoffs & Warrant/Equity Sales	—	—	0.8	0.8
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	0.1	(5.3)	0.5	(4.7)
Level 3 Assets	0.2	(1.0)	(0.5)	(1.3)
Total Fair Value Market/Yield Adjustments	0.3	(6.3)	—	(6.0)
Total Unrealized Appreciation/(Depreciation)	$(8.0)	$(6.3)	$0.7	$(13.6)

	Three Months Ended June 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(7.4)	$—	$—	$(7.4)
Reversals of Prior Period Collateral Based Impairments	—	—	0.2	0.2
Reversals due to Debt Payoffs & Warrant/Equity Sales	(0.1)	—	0.9	0.8
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(3.6)	(0.3)	(3.9)
Level 3 Assets	1.5	(2.1)	(2.0)	(2.6)
Total Fair Value Market/Yield Adjustments	1.5	(5.7)	(2.3)	(6.5)
Total Unrealized Appreciation/(Depreciation)	$(6.0)	$(5.7)	$(1.2)	$(12.9)

*

Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC Topic 820 (“Fair Value Measurements”).

During the six months ended June 30, 2016, we recorded approximately $15.2 million of net unrealized depreciation, of which $14.9 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $2.0 million was attributed to net unrealized depreciation on our debt investments which was primarily related to $20.6 million unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of $12.2 million unrealized depreciation upon payoff or settling of our debt investments and the reversal of $5.7 million unrealized depreciation for prior period collateral based impairments on four portfolio companies. Approximately $12.5 million was attributed to net unrealized depreciation on our equity investments which primarily relates to $10.5 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and $2.1 million of unrealized depreciation on our private portfolio companies related to portfolio company performance. Approximately $455,000 was attributed to net unrealized depreciation on our warrant investments primarily related to our public warrant portfolio.

Net unrealized depreciation was increased by $296,000 as a result of increased estimated taxes payable for the six months ended June 30, 2016.

Net unrealized depreciation was offset by $32,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement and a decrease in the liability for the acquisition proceeds received on our Ping Identity Corporation equity investment, which had been exercised from warrants that were included in the collateral pool, during the six months ended June 30, 2016.

During the six months ended June 30, 2015, we recorded approximately $7.2 million of net unrealized depreciation, of which $7.7 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $4.9 million was attributed to net unrealized depreciation on our debt investments which was primarily related to $9.2 million unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $2.4 million unrealized depreciation for prior period collateral based impairments on two portfolio companies. Approximately $4.7 million was attributed to net unrealized depreciation on our equity investments which primarily related to the reversal of $3.7 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above.

This unrealized depreciation was offset by approximately $1.9 million of net unrealized appreciation on our warrant investments which primarily related to the reversal of approximately $1.9 million of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in nine portfolio companies.

Net unrealized depreciation was offset by $598,000 as a result of decreased estimated taxes payable for the six months ended June 30, 2015.

Net unrealized depreciation increased by $7,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the six months ended June 30, 2015.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(20.6)	$—	$(0.1)	$(20.7)
Reversals of Prior Period Collateral Based Impairments	5.7	—	—	5.7
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.2	0.1	0.8	13.1
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(10.5)	(0.7)	(11.2)
Level 3 Assets	0.7	(2.1)	(0.4)	(1.8)
Total Fair Value Market/Yield Adjustments	0.7	(12.6)	(1.1)	(13.0)
Total Unrealized Appreciation/(Depreciation)	$(2.0)	$(12.5)	$(0.4)	$(14.9)

	Six Months Ended June 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(9.2)	$—	$—	$(9.2)
Reversals of Prior Period Collateral Based Impairments	2.4	—	0.4	2.8
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.3	(3.7)	1.9	(1.5)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(2.1)	0.9	(1.2)
Level 3 Assets	1.6	1.1	(1.3)	1.4
Total Fair Value Market/Yield Adjustments	1.6	(1.0)	(0.4)	0.2
Total Unrealized Appreciation/(Depreciation)	$(4.9)	$(4.7)	$1.9	$(7.7)

*

Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC Topic 820 (“Fair Value Measurements”).

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB Accounting Standards Codification, as amended (“ASC”), “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to our stockholders in 2016.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $9.5 million and approximately $2.8 million, respectively. For the six months ended June 30, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $23.8 million and approximately $24.7 million, respectively.

Both the basic and fully diluted net change in net assets per common share were $0.13 per share and $0.32 per share, respectively, for the three and six months ended June 30, 2016 and both the basic and fully diluted net change in net assets per common share for the three and six months ended June 30, 2015 were $0.03 per share and $0.35 per share, respectively.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method was included in this calculation as our share price was greater than the conversion price in effect ($11.21 as of June 30, 2015) for the Convertible Senior Notes for such periods. The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there is no potential additional dilutive effect for the three and six months ended June 30, 2016.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”) and on March 7, 2016 we renewed the Equity Distribution Agreement. The Equity Distribution Agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, (the “Securities Act”) including sales made directly on the New York Stock Exchange (“NYSE”) or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three and six months ended June 30, 2016 we sold 1.0 million and 2.1 million shares of common stock for total accumulated net proceeds of approximately $11.3 million and $23.7 million, respectively, including $420,000 and $822,000 of offering expenses, respectively. We did not sell any shares under the program during the year ended December 31, 2015. We generally use the net proceeds from these offerings to make investments, repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2016, approximately 5.3 million shares remained available for issuance and sale under the ATM. See “– Subsequent Events.”

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock and on February 17, 2016, our Board of Directors extended the program until August 23, 2016. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until August 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the six months ended June 30, 2016 we repurchased 449,588 shares of our common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. We did not make any repurchases during the three months ended June 30, 2016. As of June 30, 2016, approximately $40.6 million of common stock remains eligible for repurchase under the stock repurchase plan.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. During the three and six months ended June 30, 2016, we have not issued common stock at a discount to NAV. We did not issue common stock at a discount to NAV during the year ended December 31, 2015.

Our Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016. Throughout the life of the Convertible Senior Notes, holders of approximately $74.8 million of our Convertible Senior Notes exercised their conversion rights. These Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.6 million shares of our common stock, or $24.3 million.

On May 2, 2016, we closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of our 6.25% unsecured notes due 2024 (the “2024 Notes”). The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering on April 21, 2016 and $7.5 million as a result of underwriters exercising a portion of their option to purchase up to an additional $9.8 million in aggregate principal to cover overallotments on April 29, 2016.

On May 5, 2016, we, through a special purpose wholly-owned subsidiary, Hercules Funding III, as borrower, entered into the credit facility (the “Union Bank Facility”) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced our credit facility (the “Prior Union Bank Facility”) entered into on August 14, 2014 (as amended and restated from time to time) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Prior Union Bank Facility from time to time.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

On June 27, 2016, we closed an underwritten public offering of an additional $60.0 million in aggregate principal amount of the 2024 Notes. On June 30, 2016, the underwriters exercised their option to purchase up to an additional $9.0 million in aggregate principal to cover overallotments, resulting in total aggregate principal of $69.0 million from the offering. The 2024 Notes rank equally in right of payment and form a single series of notes. The 2024 Notes will bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30, of each year, beginning July 30, 2016. We intend to invest the net proceeds of these public offerings to fund investments in debt and equity securities in accordance with its investment objective and for other general corporate purposes.

At June 30, 2016, we had $110.4 million of 2019 Notes, $244.9 million of 2024 Notes, $129.3 million of 2021 Asset-Backed Notes, and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility.

At June 30, 2016, we had $254.7 million in available liquidity, including $59.7 million in cash and cash equivalents. We had available borrowing capacity of approximately $120.0 million under the Wells Facility after the March 2016 expansion of the available facility to $120.0 million and we had available borrowing capacity of $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2016, we had $118.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2016, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At June 30, 2016, we had approximately $3.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2016, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2016, our operating activities used $81.9 million of cash and cash equivalents, compared to $180.4 million used during the six months ended June 30, 2015. This $98.5 million decrease in cash used by operating activities is primarily related to a decrease in investment purchases of approximately $42.7 million and an increase in investment repayments of $67.1 million.

During the six months ended June 30, 2016, our investing activities provided approximately $5.4 million of cash, compared to approximately $770,000 provided during the six months ended June 30, 2015. This $4.7 million increase in cash provided by investing activities was primarily due to a reduction of approximately $4.7 million in cash, classified as restricted cash, on assets that are securitized.

During the six months ended June 30, 2016, our financing activities provided $41.0 million of cash, compared to $68.5 million provided during the six months ended June 30, 2015. The $27.5 million decrease in cash provided by financing activities was primarily due to a decrease in proceeds generated from the issuance of common stock of $76.4 million and the repayment of borrowings under the Wells Facility and redemption of our Convertible Notes. The decrease was partially offset by proceeds received from the issuance of $141.9 million of 2024 Notes during the three and six months ended June 30, 2016.

As of June 30, 2016, net assets totaled $717.8 million, with a NAV per share of $9.66. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2016 our asset coverage ratio under our regulatory requirements as a business development company was 248.1% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 206.4% at June 30, 2016.

Outstanding Borrowings

At June 30, 2016 and December 31, 2015, we had the following available borrowings and outstanding amounts:

	June 30, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,165	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,499	110,364	110,364	108,179
2024 Notes	244,945	244,945	237,570	103,000	103,000	100,128
2021 Asset-Backed Notes	129,300	129,300	127,461	129,300	129,300	126,995
Convertible Senior Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	—	—	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$869,809	$674,809	$660,695	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both June 30, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to us meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	June 30, 2016	December 31, 2015
SBA Debentures	$3,035	$3,371
2019 Notes	1,865	2,185
2024 Notes	7,375	2,872
2021 Asset-Backed Notes	1,839	2,305
Convertible Senior Notes	—	44
Wells Facility (1)	723	669
Union Bank Facility (1)	984	229
Total	$15,821	$11,675

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASU 2015-15. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility.

As of January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There is no impact to the Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility or Union Bank Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.  Refer to “– Critical Accounting Policies”.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and six months ended June 30, 2016.

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

At June 30, 2016, we had approximately $71.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $115.0 million of non-binding term sheets outstanding to three new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2016, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Aquantia Corp.	11,500
Bellicum Pharmaceuticals, Inc.	5,000
Genocea Biosciences, Inc.	5,000
Druva, Inc.	5,000
Flowonix Medical	5,000
Quanterix Corporation	3,000
Achronix Semiconductor Corporation	1,657
Total	$71,157

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2016:

	Payments due by period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)	$674,809	$—	$212,189	$107,425	$355,195
Operating Lease Obligations (5)	4,071	1,628	2,266	177	—
Total	$678,880	$1,628	$214,455	$107,602	$355,195

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $244.9 million of the 2024 Notes, and $129.3 million of the 2021 Asset-Backed Notes as of June 30, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $436,000 and $872,000 during the three and six months ended June 30, 2016, respectively. Total rent expense amounted to approximately $409,000 and $818,000 during the same periods ended June 30, 2015.

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

Dividend Distributions

The following table summarizes our dividend distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
			$12.16

*	Dividend distribution paid in cash and stock.

On July 27, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on August 22, 2016 to stockholders of record as of August 15, 2016. This distribution represents our forty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $12.16 per share.

Our Board of Directors maintains a variable dividend distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special dividend distribution, or fifth dividend, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future dividend distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any distributions paid in excess of a stockholder’s tax basis in our shares would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the dividend distributions declared during the year ended December 31, 2015, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended June 30, 2016, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2016, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2016 distributions to stockholders will actually be.

Shortly after the close of each calendar year information identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution, if any) will be provided to our stockholders subject to information reporting. To the extent our taxable earnings fall below the total amount of our distributions for any taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We expect to qualify to be taxed as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we are required to satisfy certain gross income and asset composition tests, as well as distribute dividends to our stockholders each taxable year of an amount at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid, and our net tax-exempt income, if any. Upon being eligible to be subject to tax as a RIC, we would be entitled to deduct dividend distributions we pay to our stockholders in determining the overall components of our “taxable income.” Components of our taxable income include our taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes net unrealized appreciation or depreciation as such gains or losses are not included in taxable income until they are realized. In connection with maintaining our ability to be subject to tax as a RIC, among other things, we have made and intend to continue to make the requisite distributions to our stockholders each taxable year, which generally should relieve us from corporate-level U.S. federal income taxes.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we distribute dividends in respect of each calendar year  in a timely manner to our stockholders of an amount generally at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year dividend distributions from such taxable income into the next taxable year and pay a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution as dividend distributions in the next taxable year under the Code is the total amount of dividend distributions paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, dividends declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such dividend distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

We intend to distribute approximately $8.2 million of spillover earnings from ordinary income from the year ended December 31, 2015 to our stockholders in 2016.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend distribution, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividend distributions.

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

Change in Accounting Principle

As of January 1, 2016, we adopted ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which collectively require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements.  Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of our Other Assets, SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Consolidated Statement of Operations.  In addition, there is no change to the presentation of the Wells Facility or Union Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities. Refer to “– Outstanding Borrowings” for the amount of unamortized debt issuance costs for each instrument.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At June 30, 2016, approximately 93.4% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

ASC Topic 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC Topic 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We have categorized all investments recorded at fair value in accordance with ASC Topic 820 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2016 and as of December 31, 2015. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,211,782	$—	$5,650	$1,206,132
Preferred Stock	39,610	—	—	39,610
Common Stock	26,295	20,622	—	5,673
Warrants	25,091	—	4,384	20,707
Escrow Receivable	4,650	—	—	4,650
Total	$1,307,428	$20,622	$10,034	$1,276,772

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2016
Senior Debt	$1,102,396	$(6,451)	$(2,017)	$337,015	$—	$(220,250)	$—	$(4,561)	$1,206,132
Preferred Stock	35,245	666	(1,619)	6,820	(1,367)	—	626	(761)	39,610
Common Stock	1,527	—	(615)	—	—	—	4,761	—	5,673
Warrants	18,565	(848)	100	2,942	—	—	—	(52)	20,707
Escrow Receivable	2,967	—	—	1,727	(44)	—	—	—	4,650
Total	$1,160,700	$(6,633)	$(4,151)	$348,504	$(1,411)	$(220,250)	$5,387	$(5,374)	$1,276,772

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the six months ended June 30, 2016 relate to the exercise of warrants in Ping Identity Corporation to preferred stock, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the six months ended June 30, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

(4)

Transfers out of Level 3 during the year ended December 31, 2015 relate to the IPOs of Box, Inc., ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc.), Neos Therapeutics, Edge Therapeutics Inc., ViewRay, Inc., and Cerecor, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the year ended December 31, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures.

For six months ended June 30, 2016, approximately $1.9 million and $614,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $14.2 million and $442,000 in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$88,049	Originated Within 6 Months	Origination Yield	12.67% - 15.39%	13.54%
	369,969	Market Comparable Companies	Hypothetical Market Yield	9.38% - 15.87%	12.48%
			Premium/(Discount)	(0.75%) - 0.50%
	13,153	Liquidation (c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Technology	114,387	Originated Within 6 Months	Origination Yield	11.00% - 20.29%	13.85%
	213,134	Market Comparable Companies	Hypothetical Market Yield	11.10% - 17.06%	12.69%
			Premium/(Discount)	(0.50%) - 0.75%
	17,131	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Sustainable and Renewable	62,200	Originated Within 6 Months	Origination Yield	12.74% - 16.13%	15.13%
Technology	107,848	Market Comparable Companies	Hypothetical Market Yield	7.43% - 23.37%	16.08%
			Premium/(Discount)	0.00%
	1,294	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Medical Devices	25,495	Originated Within 6 Months	Origination Yield	14.64% - 18.13%	15.53%
	71,049	Market Comparable Companies	Hypothetical Market Yield	10.83% - 19.71%	14.34%
			Premium/(Discount)	(0.25%) - 0.50%
	5,107	Liquidation (c)	Probability weighting of alternative outcomes	5.00% - 100.00%
Lower Middle Market	5,448	Market Comparable Companies	Hypothetical Market Yield	13.84% - 14.86%	14.40%
			Premium/(Discount)	0.25%	0.25%
	19,401	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	71,562	Imminent Payoffs (d)
	20,905	Debt Investments Maturing in Less than One Year
	$1,206,132	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$6,380	Market Comparable Companies	EBITDA Multiple (b)	5.6x - 19.0x	7.7x
			Revenue Multiple (b)	0.8x - 4.1x	2.0x
			Discount for Lack of Marketability (c)	15.05% - 26.68%	16.61%
			Average Industry Volatility (d)	50.52% - 115.27%	62.93%
			Risk-Free Interest Rate	0.43% - 0.53%	0.43%
			Estimated Time to Exit (in months)	10 - 20	11
	29,472	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 91.56%	66.25%
			Risk-Free Interest Rate	0.27% 1.36%	0.64%
			Estimated Time to Exit (in months)	3 - 44	16
	9,431	Other(f)
Warrant Investments	6,119	Market Comparable Companies	EBITDA Multiple (b)	1.9x - 52.1x	12.4x
			Revenue Multiple (b)	0.3x - 7.3x	2.4x
			Discount for Lack of Marketability (c)	15.34% - 31.48%	20.34%
			Average Industry Volatility (d)	46.08% - 102.70%	62.00%
			Risk-Free Interest Rate	0.43% - 0.84%	0.53%
			Estimated Time to Exit (in months)	10 - 47	20
	12,401	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 115.27%	63.42%
			Risk-Free Interest Rate	0.27% - 1.43%	0.76%
			Estimated Time to Exit (in months)	3 - 47	24
	2,187	Other(f)
Total Level Three Warrant and Equity Investments	$65,990

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

(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.
(f)	The fair market value of these investments is derived based on recent private market transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

Debt Investments

We follow the guidance set forth in ASC Topic 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, we may, from time to time, invest in public debt of companies that meet our investment objectives. These investments are considered Level 2 assets.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2016 there were no material past due escrow receivables.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and six months ended June 30, 2016. See “— Results of Operations” for a comparison of investment income for the three and six months ended June 30, 2016 and 2015.

Stock-Based Compensation

We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. We follow ASC Topic 718, “Compensation – Stock Compensation” formerly known as FASB Statement 123R “Share-Based Payments” to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and disclosures.

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

Subsequent Events

Dividend Distribution Declaration

On July 27, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on August 22, 2016 to stockholders of record as of August 15, 2016. This dividend distribution represents our forty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $12.16 per share.

ATM Issuances

Subsequent to June 30, 2016 and as of August 1, 2016, we sold 529,000 shares of common stock for total accumulated net proceeds of approximately $6.5 million, including $83,000 of offering expenses, under our ATM equity distribution agreement with JMP. As of August 1, 2016 approximately 4.8 million shares remain available for issuance and sale under the equity distribution agreement.

Union Bank Facility

On July 18, 2016, we entered into the First Amendment to the Loan and Security Agreement, dated as of May 5, 2016 with MUFG Union Bank, N.A. The Amendment amends certain definitions relating to borrowings which accrue interest based on the London Interbank Offered Rate (“LIBOR Loans”) and (ii) the method(s) for calculating interest on and the paying of certain fees related to such LIBOR Loans.

Portfolio Company Developments

As of August 1, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to June 30, 2016 the following portfolio companies completed liquidity events:

1.

On May 1, 2016, our portfolio company, BIND Therapeutics, Inc. (“BIND”), filed for Voluntary Chapter 11 Bankruptcy Protection in the District of Delaware.  On July 27, 2016, the U.S. Bankruptcy Court approved a $40.0 million offer from Pfizer Inc. to buy the assets of BIND.  We have fully recovered our outstanding obligation from BIND.

2.

In July 2016, Nuance Communications, Inc. announced that it has entered into a definitive agreement to acquire our portfolio company TouchCommerce, Inc. for approximately $215.0 million.  We held warrants for 2.3 million shares of Preferred Series E stock as of June 30, 2016.

3.	In July 2016, our portfolio company TPI Composites, Inc. completed its initial public offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2016, approximately 92.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
(100)	$(1,906)	$(154)	$(1,752)
100	$7,473	$243	$7,230
200	$17,434	$485	$16,949
300	$28,539	$728	$27,811
400	$39,846	$970	$38,876
500	$51,304	$1,213	$50,091

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2016 we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2016 that represent greater than 5% of our net assets:

	June 30, 2016
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$102,668	14.3%
Sungevity Development, LLC.	$64,359	9.0%
Actifio, Inc.	$40,092	5.6%

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

Dividend Reinvestment Plan

During the six months ended June 30, 2016, we issued 85,495 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $997,000.

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

During the six months ended June 30, 2016, the Company made the following repurchases pursuant to the repurchase plans. The Company did not make any repurchases pursuant to the repurchase plans during the three months ended June 30, 2016.

(in thousands, except share and per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan (1)
January 1, 2016 - January 31, 2016 (2)	449,588	$10.64	449,588	$40,579
Total	449,588	$10.64	449,588	$40,579

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

(2)	Note that there was no repurchase activity during the months of February, March, April, May, and June 2016.

The Company anticipates that the manner, timing, and amount of any share purchases will be determined by management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the 1940 Act, the Company is required to notify stockholders when such a program is initiated or implemented. The repurchase program does not require the Company to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1

Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 7, 2016, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time. (1)

10.2

Loan and Security Agreement, dated as of May 5, 2016, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time. (2)

10.3	Sale and Servicing Agreement, dated as of May 5, 2016, by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent. (2)
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K, as filed on April 11, 2016.
(2)	Previously filed as part of the Current Report on Form 8-K, as filed on May 10, 2016.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the Six Months Ended June 30, 2016

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	June 30,
		Credited to	2015	Gross	Gross	Appreciation/	2016
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
SkyCross, Inc.(5)	Senior Debt	$—	$—	$16,900	$(13,479)	$(3,421)	$—
	Preferred Warrants	—	—	394	(394)	—	—
Achilles Technology Management Co II, Inc.(5)	Common Stock	—	—	4,000	—	—	4,000
Total Control Investments		$—	$—	$21,294	$(13,873)	$(3,421)	$4,000

Affiliate Investments
Optiscan BioMedical, Corp.	Senior Debt	$12	$—	$431	$(431)	$—	$—
	Preferred Stock	—	6,661	962	—	(3,230)	4,393
	Preferred Warrants	—	312	—	—	(156)	156
Stion Corporation	Senior Debt	103	1,013	—	(905)	1,187	1,295
Total Affiliate Investments		$115	$7,986	$1,393	$(1,336)	$(2,199)	$5,844
Total Control and Affiliate Investments		$115	$7,986	$22,687	$(15,209)	$(5,620)	$9,844

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of June 30, 2016
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities.

(4)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include previously recognized depreciation on investments that become control or affiliate investments during the period.

(5)

As of June 30, 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on a portfolio company’s board. In addition, as of June 30, 2016 the Company owned 100% of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. During the three months ended June 30, 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4 million. The Company’s investment in Achilles Technology Management Co II, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: August 4, 2016	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 4, 2016	/S/ MARK R. HARRIS
Mark R. Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 7, 2016, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time. (1)

10.2

Loan and Security Agreement, dated as of May 5, 2016, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time. (2)

10.3	Sale and Servicing Agreement, dated as of May 5, 2016, by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent. (2)
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K, as filed on April 11, 2016.
(2)	Previously filed as part of the Current Report on Form 8-K, as filed on May 10, 2016.