Form 10-Q
period 2016-09-30
Hercules Capital, Inc.
filed 2016-11-03
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

On October 31, 2016, there were 77,189,555 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts on or after February 25, 2016 and “Hercules Technology Growth Capital, Inc.” and its wholly owned subsidiaries and its affiliated securitization trusts prior to February 25, 2016, unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,352,633 and $1,238,539, respectively)	$1,309,696	$1,192,652
Control investments (cost of $22,285 and $0, respectively)	4,991	—
Affiliate investments (cost of $13,326 and $13,742, respectively)	5,923	7,986
Total investments, at value (cost of $1,388,244 and $1,252,281, respectively)	1,320,610	1,200,638
Cash and cash equivalents	69,012	95,196
Restricted cash	8,980	9,191
Interest receivable	10,861	9,239
Other assets	9,961	9,720
Total assets	$1,419,424	$1,323,984

Liabilities
Accounts payable and accrued liabilities	$16,649	$17,241
Long-Term Liabilities (Convertible Senior Notes), net (principal of $0 and $17,604) (1)	—	17,478
Wells Facility	—	50,000
2021 Asset-Backed Notes, net (principal of $117,004 and $129,300, respectively) (1)	115,531	126,995
2019 Notes, net (principal of $110,364 and $110,364, respectively) (1)	108,659	108,179
2024 Notes, net (principal of $244,945 and $103,000, respectively) (1)	237,663	100,128
Long-Term SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,333	186,829
Total liabilities	$665,835	$606,850

Net assets consist of:
Common stock, par value	77	73
Capital in excess of par value	802,521	752,244
Unrealized depreciation on investments (2)	(68,880)	(52,808)
Accumulated realized gains on investments	31,420	27,993
Distributions in excess of net investment income	(11,549)	(10,368)
Total net assets	$753,589	$717,134
Total liabilities and net assets	$1,419,424	$1,323,984

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	76,400	72,118
Net asset value per share	$9.86	$9.94

(1)

The Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Senior Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

(2)

Amounts include $1.2 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities as of September 30, 2016 and December 31, 2015.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Restricted Cash	$8,980	$9,191
Total investments, at value (cost of $245,868 and $258,748, respectively)	243,216	257,657
Total assets	$252,196	$266,848

Liabilities
2021 Asset-Backed Notes, net (principal of $117,004 and $129,300, respectively) (1)	$115,531	$126,995
Total liabilities	$115,531	$126,995

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income:
Interest income
Non-control/Non-affiliate investments	$39,907	$40,256	$115,887	$105,861
Control investments	15	—	15	—
Affiliate investments	30	83	145	278
Total interest income	39,952	40,339	116,047	106,139
Fees
Non-control/Non-affiliate investments	5,149	6,793	11,531	11,611
Control investments	1	—	1	—
Affiliate investments	—	—	—	1
Total fees	5,150	6,793	11,532	11,612
Total investment income	45,102	47,132	127,579	117,751
Operating expenses:
Interest	8,717	7,818	23,306	23,243
Loan fees	1,432	1,072	3,698	4,166
General and administrative	4,114	4,504	12,095	12,190
Employee compensation:
Compensation and benefits	5,621	7,969	15,637	17,621
Stock-based compensation	1,442	2,179	5,616	7,166
Total employee compensation	7,063	10,148	21,253	24,787
Total operating expenses	21,326	23,542	60,352	64,386
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	—	—	(1)
Net investment income	23,776	23,590	67,227	53,364
Net realized gain on investments
Non-control/Non-affiliate investments	7,870	6,366	3,427	8,424
Total net realized gain on investments	7,870	6,366	3,427	8,424
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(1,387)	(25,032)	(11,005)	(34,585)
Control investments	—	—	(3,421)	—
Affiliate investments	553	(849)	(1,646)	1,543
Total net unrealized depreciation on investments	(834)	(25,881)	(16,072)	(33,042)
Total net realized and unrealized gain (loss)	7,036	(19,515)	(12,645)	(24,618)
Net increase in net assets resulting from operations	$30,812	$4,075	$54,582	$28,746

Net investment income before investment gains and losses per common share:
Basic	$0.32	$0.33	$0.91	$0.76
Change in net assets resulting from operations per common share:
Basic	$0.41	$0.05	$0.74	$0.40
Diluted	$0.41	$0.05	$0.74	$0.40
Weighted average shares outstanding
Basic	74,122	71,462	72,685	68,897
Diluted	74,157	71,496	72,702	69,123
Dividend distributions declared per common share:
Basic	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
						Income/	Provision
				Unrealized	Accumulated	(Distributions	for Income
			Capital in	Appreciation	Realized	in Excess of	Taxes on
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Gains	Assets
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	(33,042)	8,424	53,364	—	28,746
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Issuance of common stock due to stock option exercises	51	—	428	—	—	—	—	428
Retired shares from net issuance	(29)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	676	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(595)	(1)	(3,997)	—	—	—	—	(3,998)
Issuance of common stock as stock dividend	123	—	1,589	—	—	—	—	1,589
Dividend distributions	—	—	—	—	—	(65,238)	—	(65,238)
Stock-based compensation (1)	—	—	7,231	—	—	—	—	7,231
Balance at September 30, 2015	72,109	$73	$757,646	$(50,118)	$22,503	$(6,969)	$(342)	$722,793

Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$27,993	$(10,026)	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(16,072)	3,427	67,227	—	54,582
Public offering, net of offering expenses	4,273	4	50,173	—	—	—	—	50,177
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	42	—	426	—	—	—	—	426
Retired shares from net issuance	(6)	—	—	—	—	—	—	—
Issuance of common stock under restricted stock plan	552	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(240)	—	(2,560)	—	—	—	—	(2,560)
Issuance of common stock as stock dividend	111	—	1,343	—	—	—	—	1,343
Dividend distributions	—	—	—	—	—	(68,408)	—	(68,408)
Stock-based compensation (1)	—	—	5,685	—	—	—	—	5,685
Balance at September 30, 2016	76,400	$77	$802,521	$(68,880)	$31,420	$(11,207)	$(342)	$753,589

(1)	Stock-based compensation includes $69 and $65 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$54,582	$28,746
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(461,772)	(532,048)
Principal and fee payments received on investments	340,584	379,247
Proceeds from the sale of investments	16,701	16,523
Net unrealized depreciation on investments	16,072	33,042
Net realized loss (gain) on investments	(3,427)	(8,424)
Accretion of paid-in-kind principal	(5,317)	(2,796)
Accretion of loan discounts	(5,524)	(6,369)
Accretion of loan discount on Convertible Senior Notes	82	185
Loss on debt extinguishment (Long-Term Liabilities - Convertible Senior Notes)	—	1
Payment of loan discount on Convertible Senior Notes	—	(5)
Accretion of loan exit fees	(16,679)	(10,493)
Change in deferred loan origination revenue	(253)	1,275
Unearned fees related to unfunded commitments	(308)	(271)
Amortization of debt fees and issuance costs	2,987	3,498
Depreciation	152	152
Stock-based compensation and amortization of restricted stock grants (1)	5,685	7,231
Change in operating assets and liabilities:
Interest and fees receivable	(1,622)	925
Prepaid expenses and other assets	228	4,833
Accounts payable	56	171
Accrued liabilities	(729)	6,065
Net cash used in operating activities	(58,502)	(78,512)

Cash flows from investing activities:
Purchases of capital equipment	(227)	(158)
Reduction of restricted cash	211	7,302
Net cash (used in) provided by investing activities	(16)	7,144

Cash flows from financing activities:
Issuance of common stock, net	50,177	100,092
Repurchase of common stock, net	(4,790)	(4,498)
Retirement of employee shares	(2,134)	(3,993)
Dividend distributions paid	(67,065)	(63,649)
Issuance of 2024 Notes Payable	141,945	—
Repayments of 2019 Notes Payable	—	(20,000)
Repayments of 2017 Asset-Backed Notes	—	(16,049)
Repayments of 2021 Asset-Backed Notes	(12,296)	—
Borrowings of credit facilities	193,276	53,365
Repayments of credit facilities	(243,276)	(53,365)
Cash paid for debt issuance costs	(4,858)	—
Cash paid for redemption of Convertible Senior Notes	(17,604)	(65)
Fees paid for credit facilities and debentures	(1,041)	(282)
Net cash provided by (used in) financing activities	32,334	(8,444)
Net decrease in cash and cash equivalents	(26,184)	(79,812)
Cash and cash equivalents at beginning of period	95,196	227,116
Cash and cash equivalents at end of period	$69,012	$147,304

Supplemental non-cash investing and financing activities:
Dividend distributions reinvested	$1,343	$1,589

(1)	Stock-based compensation includes $69 and $65 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc.(11)(14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,935	$5,996
Subtotal: 1-5 Years Maturity						5,935	5,996
Subtotal: Biotechnology Tools (0.80%)*						5,935	5,996
Communications & Networking
Under 1 Year Maturity
Avanti Communications Group(4)(9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$7,500	6,787	5,981
Achilles Technology Management Co II, Inc.(6)(13)(14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$1,001	991	991
OpenPeak, Inc.(7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,211	8,975	—
Subtotal: Under 1 Year Maturity						16,753	6,972
1-5 Years Maturity
SkyCross, Inc.(6)(7)(13)(14B)(15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$16,758	16,900	—
Spring Mobile Solutions, Inc.(12)(14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	3,010	3,002
Subtotal: 1-5 Years Maturity						19,910	3,002
Subtotal: Communications & Networking (1.32%)*						36,663	9,974
Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation)(13)(14B)(14D)(15)	Consumer & Business Products	Senior Secured	November 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%	$4,302	4,628	4,071
	Consumer & Business Products	Senior Secured	November 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$156	156	137
Total Antenna79 (p.k.a. Pong Research Corporation)					$4,458	4,784	4,208
Miles, Inc. (p.k.a. Fluc, Inc.)(8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
Subtotal: Under 1 Year Maturity						4,884	4,208
1-5 Years Maturity
Nasty Gal(14B)(15)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$15,000	15,249	5,000
Second Time Around (Simplify Holdings, LLC)(14A)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,428	2,430	2,434
Subtotal: 1-5 Years Maturity						17,679	7,434
Subtotal: Consumer & Business Products (1.54%)*						22,563	11,642

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
Under 1 Year Maturity
Celsion Corporation(10)(14A)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$3,316	$3,617	$3,617
Subtotal: Under 1 Year Maturity						3,617	3,617
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(9)(10)(14A)(15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	21,005	20,949
Agile Therapeutics, Inc.(10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,413	16,390
Aprecia Pharmaceuticals Company(14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$20,000	19,555	19,555
BioQ Pharma Incorporated(10)(14A)(14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$9,130	9,484	9,403
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$2,736	2,763	2,759
Total BioQ Pharma Incorporated					$11,866	12,247	12,162
Dance Biopharm, Inc.(7)(14A)(15)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$2,145	2,255	2,255
Edge Therapeutics, Inc.(14A)(17)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$15,000	14,927	15,008
Pulmatrix Inc.(8)(10)(14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$6,588	6,611	6,625
ZP Opco, Inc (p.k.a. Zosano Pharma)(10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$13,636	13,774	13,718
Subtotal: 1-5 Years Maturity						106,787	106,662
Subtotal: Drug Delivery (14.63%)*						110,404	110,279

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Cerecor, Inc.(11)(14A)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$3,229	$3,324	$3,324
Neuralstem, Inc.(14A)(15)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,953	5,156	5,156
Subtotal: Under 1 Year Maturity						8,480	8,480
1-5 Years Maturity
Auris Medical Holding, AG(4)(9)(14B)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$12,500	12,206	12,206
Aveo Pharmaceuticals, Inc.(9)(14A)(14B)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$10,000	10,235	10,205
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$5,000	4,898	4,898
Total Aveo Pharmaceuticals, Inc.					$15,000	15,133	15,103
Bellicum Pharmaceuticals, Inc.(14A)(14B)(15)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	15,101	15,197
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$5,000	4,960	4,999
Total Bellicum Pharmaceuticals, Inc.					$20,000	20,061	20,196
Brickell Biotech, Inc.(11)(14A)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,500	7,452	7,459
Cerulean Pharma, Inc.(12)(14B)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$15,115	15,858	15,768
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(10)(14A)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$21,421	22,218	22,444
CytRx Corporation(10)(14B)(15)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$25,000	24,860	24,927
Epirus Biopharmaceuticals, Inc.(7)(14A)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$3,111	3,394	—
Genocea Biosciences, Inc.(10)(14A)(17)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,234	17,340
Immune Pharmaceuticals(10)(14B)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$3,692	3,725	2,224
Insmed, Incorporated(10)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$35,000	34,681	34,681
Mast Therapeutics, Inc.(14A)(15)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$13,706	13,766	13,818
Melinta Therapeutics(12)(14A)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$27,283	27,630	27,539
Merrimack Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,250
Metuchen Pharmaceuticals LLC(13)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%	$35,000	34,339	34,339
Paratek Pharmaceuticals, Inc.(14A)(15)(17)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$20,000	20,028	20,113
PhaseRx,Inc.(14B)(15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$6,000	5,866	5,866
uniQure B.V.(4)(9)(10)(14B)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$20,000	20,024	20,016
XOMA Corporation(9)(14B)(15)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$18,214	18,660	18,531
Subtotal: 1-5 Years Maturity						342,135	337,820
Subtotal: Drug Discovery & Development (45.95%)*						350,615	346,300

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
Persimmon Technologies(11)(14B)	Electronics & Computer Hardware	Senior Secured	June 2019	Interest rate PRIME + 7.50% or Floor rate of 11.00%	$7,000	$7,047	$7,047
Subtotal: 1-5 Years Maturity						7,047	7,047
Subtotal: Electronics & Computer Hardware (0.94%)*						7,047	7,047
Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC(14B)(15)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,276	10,300
PH Group Holdings	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,783	19,783
Subtotal: 1-5 Years Maturity						30,059	30,083
Subtotal: Healthcare Services, Other (3.99%)*						30,059	30,083
Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc.(10)(13)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,051	2,033	1,717
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,373	18,191	15,363
Total Aria Systems, Inc.					$20,424	20,224	17,080
CloudOne, Inc.(10)(14B)	Internet Consumer & Business Services	Senior Secured	April 2019	Interest rate PRIME + 6.35% or Floor rate of 9.85%	$5,000	5,034	5,060
LogicSource(14B)(15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,500	8,477	8,538
One Planet Ops Inc. (p.k.a. Reply! Inc.)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$4,895	4,599	4,599
Snagajob.com, Inc.(12)(13)(14A)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%	$35,120	34,219	34,218
Tectura Corporation(7)(8)(13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$19,542	19,542	19,542
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	—
Total Tectura Corporation					$30,557	19,782	19,542
Subtotal: 1-5 Years Maturity						92,335	89,037
Subtotal: Internet Consumer & Business Services (11.82%)*						92,335	89,037
Media/Content/Info
1-5 Years Maturity
Machine Zone, Inc.(13)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$103,002	101,422	101,654
WP Technology, Inc. (Wattpad, Inc.)(4)(9)(11)(14B)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	5,000	5,043
Subtotal: 1-5 Years Maturity						106,422	106,697
Subtotal: Media/Content/Info (14.16%)*						106,422	106,697

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
InspireMD, Inc.(4)(9)(14B)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$3,301	$3,786	$3,786
Subtotal: Under 1 Year Maturity						3,786	3,786
1-5 Years Maturity
Amedica Corporation(8)(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 9.20% or Floor rate of 12.45%	$8,981	10,257	10,214
Aspire Bariatrics, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$5,947	5,978	5,957
Avedro, Inc.(14A)(15)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$11,272	11,386	11,377
Flowonix Medical Incorporated(12)(14B)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$12,307	12,651	12,644
	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$4,707	4,617	4,617
Total Flowonix Medical Incorporated					$17,014	17,268	17,261
Gamma Medica, Inc.(10)(14B)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,500	2,621	2,609
IntegenX, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$12,500	12,464	12,464
Micell Technologies, Inc.(11)(14B)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$8,500	8,400	8,449
Quanta Fluid Solutions(4)(9)(10)(14B)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$12,500	12,479	12,456
Quanterix Corporation(10)(14A)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$11,327	11,566	11,618
SynergEyes, Inc.(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,847	3,228	3,178
Subtotal: 1-5 Years Maturity						95,647	95,583
Subtotal: Medical Devices & Equipment (13.19%)*						99,433	99,369
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation(14B)(15)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$3,812	3,978	3,949
Avnera Corporation(10)(14A)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$6,550	6,637	6,745
Subtotal: 1-5 Years Maturity						10,615	10,694
Subtotal: Semiconductors (1.42%)*						10,615	10,694

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)(7)(13)(14C)(15)	Software	Senior Secured	November 2016	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,566	$1,698	$826
RedSeal Inc.(15)(17)	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,635	2,635	2,635
Subtotal: Under 1 Year Maturity						4,333	3,461
1-5 Years Maturity
Actifio, Inc.(13)(14A)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$30,786	30,625	30,598
	Software	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.75%, PIK Interest 2.50%	$10,107	9,787	9,870
Total Actifio, Inc.					$40,893	40,412	40,468
Clickfox, Inc.(14C)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%	$12,000	11,979	11,979
Druva, Inc.(10)(12)(14B)(17)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$10,877	11,241	11,228
	Software	Senior Secured	May 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$5,000	5,029	5,029
Total Druva, Inc.					$15,877	16,270	16,257
Evernote Corporation(15)(17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,958	5,958
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)(7)(13)(14A)(15)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$13,000	12,747	6,198
Mattersight Corporation(13)	Software	Senior Secured	February 2020	Interest rate PRIME + 6.25% or Floor rate of 9.75%, PIK Interest 2.15%	$22,542	21,835	21,835
Message Systems, Inc.(14A)(15)	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,101	17,129
OneLogin, Inc.(13)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$13,251	13,119	13,257
Quid, Inc.(13)(14A)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%	$8,070	8,044	8,044
RedSeal Inc.(14A)(15)(17)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,095	5,058
Signpost, Inc.(13)(14A)(15)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,170	14,882	14,961
Subtotal: 1-5 Years Maturity						167,442	161,144
Subtotal: Software (21.84%)*						171,775	164,605
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc.(10)(14A)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,667	34,714
Jaguar Animal Health, Inc.(10)(14B)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$3,989	4,242	4,166
Subtotal: 1-5 Years Maturity						38,909	38,880
Subtotal: Specialty Pharmaceuticals (5.16%)*						38,909	38,880
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(12)(14B)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,437	8,461
Subtotal: 1-5 Years Maturity						8,437	8,461
Subtotal: Surgical Devices (1.12%)*						8,437	8,461

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Sustainable and Renewable Technology
Under 1 Year Maturity
Agrivida, Inc.(14B)(15)	Sustainable and Renewable Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,592	$2,881	$2,881
American Superconductor Corporation(10)(14B)	Sustainable and Renewable Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$667	1,166	1,166
	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,536	1,536
Total American Superconductor Corporation					$2,167	2,702	2,702
Modumetal, Inc.(11)(14D)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$738	1,217	1,217
Stion Corporation(5)(14A)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$821	821	821
Subtotal: Under 1 Year Maturity						7,621	7,621
1-5 Years Maturity
FuelCell Energy, Inc.(11)(14B)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$20,000	20,278	20,434
Modumetal, Inc.(11)(14C)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$4,326	4,933	4,870
Plug Power, Inc.(9)(12)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.45% or Floor rate of 10.45%	$25,000	24,916	24,916
Proterra, Inc.(10)(14B)	Sustainable and Renewable Technology	Senior Secured	December 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$30,000	30,470	30,714
Rive Technology, Inc.(14A)(15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$7,500	7,539	7,562
Sungevity, Inc.(12)(14D)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	38,743	38,811
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	20,118
Total Sungevity, Inc.					$55,000	58,743	58,929
Tendril Networks(11)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$15,000	15,241	15,134
Verdezyne, Inc.(14B)(15)	Sustainable and Renewable Technology	Senior Secured	April 2019	Interest rate PRIME + 8.25% or Floor rate of 11.75%	$15,000	14,928	14,877
Subtotal: 1-5 Years Maturity						177,048	177,436
Subtotal: Sustainable and Renewable Technology (24.56%)*						184,669	185,057
Total Debt Investments (162.44%)*						1,275,881	1,224,121

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc.(15)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$606
Subtotal: Biotechnology Tools (0.08%)*					500	606
Communications & Networking
Achilles Technology Management Co II, Inc.(6)(15)	Communications & Networking	Equity	Common Stock	10,000	4,000	4,000
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	32
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,584
Subtotal: Communications & Networking (1.14%)*					5,102	8,616
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	252
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	263
Total Market Force Information, Inc.				668,231	500	515
Subtotal: Consumer & Business Products (0.07%)*					500	515
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	551
Subtotal: Diagnostic (0.07%)*					750	551
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	211
BioQ Pharma Incorporated(15)	Drug Delivery	Equity	Preferred Series D	165,000	500	740
Edge Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	161,856	1,000	1,685
Merrion Pharmaceuticals, Plc(3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.(3)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	823
Revance Therapeutics, Inc.(3)	Drug Delivery	Equity	Common Stock	22,765	557	369
Subtotal: Drug Delivery (0.51%)*					3,674	3,828
Drug Discovery & Development
Aveo Pharmaceuticals, Inc.(3)(9)(15)	Drug Discovery & Development	Equity	Common Stock	426,931	1,060	367
Cerecor, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	504
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	142
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	840
Dynavax Technologies(3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	210
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,144
Inotek Pharmaceuticals Corporation(3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	36
Insmed, Incorporated(3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,028
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,164
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	993
Subtotal: Drug Discovery & Development (0.99%)*					14,853	7,428
Electronics & Computer Hardware
Identiv, Inc.(3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	14
Subtotal: Electronics & Computer Hardware (0.00%)*					34	14
Internet Consumer & Business Services
Blurb, Inc.(15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	199
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	278
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	264
Total Lightspeed POS, Inc.				428,707	500	542
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	373
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	244
Total Oportun (p.k.a. Progress Financial)				306,153	500	617
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	41
Tectura Corporation	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.19%)*					1,283	1,399

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
AtriCure, Inc.(3)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	$266	$119
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,618
Gelesis, Inc.(15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	894
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	954
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	909
Total Gelesis, Inc.				581,038	925	2,757
Medrobotics Corporation(15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	245
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	198
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	536
Total Medrobotics Corporation				374,703	905	979
Optiscan Biomedical, Corp.(5)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	320
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	93
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,465
	Medical Devices & Equipment	Equity	Preferred Series E	11,508,204	963	1,056
Total Optiscan Biomedical, Corp.				74,725,003	9,875	4,934
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	610
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,106
Subtotal: Medical Devices & Equipment (1.61%)*					14,998	12,123
Software
Box, Inc.(3)(15)	Software	Equity	Common Stock	647,200	4,775	9,980
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	87
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,001	1,338
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,590
	Software	Equity	Preferred Series E	80,587	131	405
Total ForeScout Technologies, Inc.				399,686	529	1,995
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	—
NewVoiceMedia Limited(4)(9)	Software	Equity	Preferred Series E	669,173	963	1,124
Nuance Communications, Inc.(3)(15)	Software	Equity	Common Stock	91,027	546	1,068
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,431
WildTangent, Inc.(15)	Software	Equity	Preferred Series 3	100,000	402	169
Subtotal: Software (2.81%)*					14,005	21,192
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Equity	Preferred Series B	219,298	250	45
	Surgical Devices	Equity	Preferred Series C	656,538	282	66
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	694
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	483
Total Gynesonics, Inc.				5,653,360	1,673	1,288
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	405
	Surgical Devices	Equity	Preferred Series C	119,999	300	309
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,018
	Surgical Devices	Equity	Preferred Series F	100,200	500	550
Total Transmedics, Inc.				569,160	2,550	2,282
Subtotal: Surgical Devices (0.47%)*					4,223	3,570
Sustainable and Renewable Technology
Glori Energy, Inc.(3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	2
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	498
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Sungevity, Inc.(15)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	6,750
TPI Composites, Inc.(3)	Sustainable and Renewable Technology	Equity	Common Stock	78,018	273	1,659
Subtotal: Sustainable and Renewable Technology (1.18%)*					8,449	8,909
Subtotal: Equity					69,121	68,751

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$176
Labcyte, Inc.(15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	450
Subtotal: Biotechnology Tools (0.08%)*					430	626
Communications & Networking
Intelepeer, Inc.(15)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	13
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	367
SkyCross, Inc.(6)(15)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	15
Subtotal: Communications & Networking (0.05%)*					1,219	395
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation)(15)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	—
Intelligent Beauty, Inc.(15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	378
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	6,220
Nasty Gal(15)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	—
The Neat Company(15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.88%)*					1,922	6,598
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe)(3)(15)	Diagnostic	Warrant	Common Stock	333,333	244	30
Subtotal: Diagnostic (0.00%)*					244	30
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(9)(15)	Drug Delivery	Warrant	Common Stock	176,730	785	219
Agile Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	180,274	730	419
Aprecia Pharmaceuticals Company	Drug Delivery	Warrant	Preferred Series A-1	735,981	366	301
BIND Therapeutics, Inc.(3)(15)	Drug Delivery	Warrant	Common Stock	152,586	488	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	668
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	194,986	428	2
Dance Biopharm, Inc.(15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	78,595	390	292
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	413
Neos Therapeutics, Inc.(3)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	27
Pulmatrix Inc.(3)	Drug Delivery	Warrant	Common Stock	25,150	116	2
ZP Opco, Inc (p.k.a. Zosano Pharma)(3)	Drug Delivery	Warrant	Common Stock	72,379	266	—
Subtotal: Drug Delivery (0.31%)*					4,523	2,343

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$107
Anthera Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Auris Medical Holding, AG(3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	99
Aveo Pharmaceuticals, Inc.(3)(9)	Drug Discovery & Development	Warrant	Common Stock	2,069,880	396	418
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	72
Cerecor, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	12
Cerulean Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	33
Chroma Therapeutics, Ltd.(4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	—
Concert Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	48
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	6
CytRx Corporation(3)(15)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	149
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	13
Genocea Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	108
Immune Pharmaceuticals(3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	—
Mast Therapeutics, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	2,272,724	203	114
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	211
Nanotherapeutics, Inc.(15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	949
Neothetics, Inc. (p.k.a. Lithera, Inc)(3)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	22
Neuralstem, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	2
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)(3)(15)	Drug Discovery & Development	Warrant	Common Stock	16,346	42	14
PhaseRx,Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	39
uniQure B.V.(3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	24
XOMA Corporation(3)(9)(15)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	22
Subtotal: Drug Discovery & Development (0.33%)					7,575	2,462
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series C	43,076	40	—
Subtotal: Electronics & Computer Hardware (0.00%)*					52	—
Healthcare Services, Other
Chromadex Corporation(3)(9)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	115
Subtotal: Healthcare Services, Other (0.02%)*					157	115
Information Services
Cha Cha Search, Inc.(15)	Information Services	Warrant	Preferred Series G	48,232	58	—
INMOBI Inc.(4)(9)	Information Services	Warrant	Common Stock	46,874	82	—
InXpo, Inc.(15)	Information Services	Warrant	Preferred Series C	648,400	98	2
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	—
Total InXpo, Inc.				1,813,583	172	2
RichRelevance, Inc.(15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					410	2

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	$73	$—
Blurb, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	95
CashStar, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	19
CloudOne, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	30
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,166
Lightspeed POS, Inc.(4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	75
LogicSource(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	65
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	135
Prism Education Group, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ShareThis, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	1
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,575,000	640	716
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	177
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.33%)*					3,685	2,479
Media/Content/Info
Machine Zone, Inc.(16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	2,793
Rhapsody International, Inc.(15)	Media/Content/Info	Warrant	Common Stock	715,755	385	101
WP Technology, Inc. (Wattpad, Inc.)(4)(9)	Media/Content/Info	Warrant	Common Stock	127,909	1	1
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	11
Subtotal: Media/Content/Info (0.39%)*					2,692	2,906
Medical Devices & Equipment
Amedica Corporation(3)(15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	32
Aspire Bariatrics, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	262
Avedro, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	241
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	155,325	362	430
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	450,956	170	239
Gelesis, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	219
InspireMD, Inc.(3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	984,111	242	14
IntegenX, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	29
Medrobotics Corporation(15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	375
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	371
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	39
NinePoint Medical, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	82
Optiscan Biomedical, Corp.(5)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	168
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	429
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	135
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.)(3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
ViewRay, Inc.(3)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	31
Subtotal: Medical Devices & Equipment (0.41%)*					6,149	3,096
Semiconductors
Achronix Semiconductor Corporation(15)	Semiconductors	Warrant	Preferred Series C	360,000	160	62
	Semiconductors	Warrant	Preferred Series D-1	500,000	7	17
Total Achronix Semiconductor Corporation				860,000	167	79
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	70
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	82
Subtotal: Semiconductors (0.03%)*					217	231

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$137
	Software	Warrant	Preferred Series F	31,673	343	76
Total Actifio, Inc.				105,257	592	213
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation(15)	Software	Warrant	Preferred Series B	413,433	258	524
Clickfox, Inc.(15)	Software	Warrant	Preferred Series B	1,038,563	330	67
	Software	Warrant	Preferred Series C	592,019	730	81
	Software	Warrant	Preferred Series C-A	2,218,214	230	144
Total Clickfox, Inc.				3,848,796	1,290	292
Evernote Corporation(15)	Software	Warrant	Common Stock	62,500	106	106
Hillcrest Laboratories, Inc.(15)	Software	Warrant	Preferred Series E	1,865,650	55	136
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)(15)	Software	Warrant	Preferred Series E	614,333	16	—
Mattersight Corporation(3)	Software	Warrant	Common Stock	357,143	538	490
Message Systems, Inc.(15)	Software	Warrant	Preferred Series C	503,718	334	245
Mobile Posse, Inc.(15)	Software	Warrant	Preferred Series C	396,430	130	91
Neos, Inc.(15)	Software	Warrant	Common Stock	221,150	22	100
NewVoiceMedia Limited(4)(9)	Software	Warrant	Preferred Series E	225,586	33	79
OneLogin, Inc.(15)	Software	Warrant	Common Stock	228,972	150	241
Poplicus, Inc.(15)	Software	Warrant	Preferred Series C	2,595,230	—	81
Quid, Inc.(15)	Software	Warrant	Preferred Series D	71,576	1	4
Signpost, Inc.(15)	Software	Warrant	Preferred Series C	324,005	314	276
Soasta, Inc.(15)	Software	Warrant	Preferred Series E	410,800	691	250
Sonian, Inc.(15)	Software	Warrant	Preferred Series C	185,949	106	61
Subtotal: Software (0.42%)*					4,824	3,189
Specialty Pharmaceuticals
Alimera Sciences, Inc.(3)	Specialty Pharmaceuticals	Warrant	Common Stock	1,258,993	728	586
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	308	—
Subtotal: Specialty Pharmaceuticals (0.08%)*					1,036	586
Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	16
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	268
Total Gynesonics, Inc.				1,756,445	395	284
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	10
	Surgical Devices	Warrant	Preferred Series D	175,000	100	439
	Surgical Devices	Warrant	Preferred Series F	50,544	38	52
Total Transmedics, Inc.				265,980	363	501
Subtotal: Surgical Devices (0.10%)*					758	785

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$124
Alphabet Energy, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	—
American Superconductor Corporation(3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	85
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	—
Calera, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	74
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	47
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	213
GreatPoint Energy, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	307
Rive Technology, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	4
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total SCIEnergy, Inc.				537,040	231	—
Beamreach Solar (p.k.a. Solexel, Inc.)(15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	704
Stion Corporation(5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	5
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	—
Total Sungevity, Inc.				52,472,222	1,445	5
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	230
Trilliant, Inc.(15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	102
Subtotal: Sustainable and Renewable Technology (0.25%)*					7,348	1,895
Total: Warrant Investments (3.68%)*					43,241	27,738
Total Investments (175.24%)*					$1,388,244	$1,320,610

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $28.1 million, $96.1 million and $68.0 million respectively. The tax cost of investments is $1.4 billion.

(3)

Except for warrants in 39 publicly traded companies and common stock in 22 publicly traded companies, all investments are restricted at September 30, 2016 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(7)

Debt is on non-accrual status at September 30, 2016, and is therefore considered non-income producing. Note that at September 30, 2016, only the $11.0 million PIK loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at September 30, 2016.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at September 30, 2016. Refer to Note 10.

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

HT II and HT III hold approximately $100.4 million and $252.7 million in assets, respectively, and they accounted for approximately 5.5% and 14.0% of the Company’s total assets, respectively, prior to consolidation at September 30, 2016.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidiaries are consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by these taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
SBA Debentures	$2,867	$3,371
2019 Notes	1,705	2,185
2024 Notes	7,282	2,872
2021 Asset-Backed Notes	1,473	2,305
Convertible Senior Notes	—	44
Wells Facility (1)	608	669
Union Bank Facility (1)	880	229
Total	$14,815	$11,675

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

At September 30, 2016, approximately 93.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2016 and as of December 31, 2015. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,224,121	$—	$5,981	$1,218,140
Preferred Stock	41,828	—	—	41,828
Common Stock	26,923	21,225	—	5,698
Warrants	27,738	—	3,572	24,166
Escrow Receivable	1,180	—	—	1,180
Total	$1,321,790	$21,225	$9,553	$1,291,012

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2016
Senior Debt	$1,102,396	$(6,868)	$(9,948)	$475,551	$—	$(338,430)	$—	$(4,561)	$1,218,140
Preferred Stock	35,245	(334)	1,599	6,820	(1,367)	—	626	(761)	41,828
Common Stock	1,527	—	(590)	—	—	—	4,761	—	5,698
Warrants	18,565	(283)	4,270	3,084	(906)	—	—	(564)	24,166
Escrow Receivable	2,967	—	—	1,729	(3,516)	—	—	—	1,180
Total	$1,160,700	$(7,485)	$(4,669)	$487,184	$(5,789)	$(338,430)	$5,387	$(5,886)	$1,291,012

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2016 relate to the exercise of warrants in TPI Composites, Inc. and Touchcommerce, Inc. to common stock in an initial public offering, or IPO,  and acquisition, respectively; the exercise of warrants in Ping Identity Corporation to preferred stock; the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the nine months ended September 30, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

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

For the nine months ended September 30, 2016, approximately $315,000 in net unrealized appreciation and $590,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $22.8 million in net unrealized depreciation and $3.5 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$96,647	Originated Within 6 Months	Origination Yield	12.24% - 15.39%	13.70%
	420,472	Market Comparable Companies	Hypothetical Market Yield	8.96% - 20.56%	12.61%
			Premium/(Discount)	0.00% - 0.75%
	2,224	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	87,063	Originated Within 6 Months	Origination Yield	9.75% - 21.90%	14.66%
	247,989	Market Comparable Companies	Hypothetical Market Yield	10.49% - 16.60%	12.35%
			Premium/(Discount)	(0.50%) - 0.25%
	36,349	Liquidation (c)	Probability weighting of alternative outcomes	15.00% - 100.00%
Sustainable and Renewable	24,916	Originated Within 6 Months	Origination Yield	15.60%	15.60%
Technology	152,520	Market Comparable Companies	Hypothetical Market Yield	6.81% - 22.75%	14.44%
			Premium/(Discount)	(0.25%) - 0.25%
Medical Devices	17,082	Originated Within 6 Months	Origination Yield	14.64% - 18.13%	15.58%
	74,506	Market Comparable Companies	Hypothetical Market Yield	10.35% - 16.44%	13.75%
			Premium/(Discount)	(0.25%) - 0.50%
	2,255	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	5,436	Market Comparable Companies	Hypothetical Market Yield	13.33% - 14.58%	14.02%
			Premium/(Discount)	0.25% - 0.50%
	24,542	Liquidation (c)	Probability weighting of alternative outcomes	2.50% - 100.00%

		Debt Investments Where Fair Value Approximates Cost
	—	Imminent Payoffs (d)
	26,139	Debt Investments Maturing in Less than One Year
	$1,218,140	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$6,114	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 21.3x	7.9x
			Revenue Multiple (b)	0.8x - 4.3x	1.9x
			Discount for Lack of Marketability (c)	13.67% - 26.30%	15.03%
			Average Industry Volatility (d)	49.01% - 119.05%	58.35%
			Risk-Free Interest Rate	0.55% - 0.66%	0.56%
			Estimated Time to Exit (in months)	10 - 17	11
	31,981	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.83%- 98.58%	67.74%
			Risk-Free Interest Rate	0.20% - 1.30%	0.69%
			Estimated Time to Exit (in months)	1 - 41	14
	9,431	Other(f)
Warrant Investments	6,565	Market Comparable Companies	EBITDA Multiple (b)	2.0x - 63.1x	12.5x
			Revenue Multiple (b)	0.3x - 6.4x	2.7x
			Discount for Lack of Marketability (c)	13.67% - 28.57%	20.21%
			Average Industry Volatility (d)	37.90% - 104.61%	64.62%
			Risk-Free Interest Rate	0.55% - 0.99%	0.71%
			Estimated Time to Exit (in months)	10 - 48	22
	17,601	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.83% - 119.05%	59.99%
			Risk-Free Interest Rate	0.20% - 1.43%	0.68%
			Estimated Time to Exit (in months)	1 - 43	16
Total Level Three Warrant and Equity Investments	$71,692

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

Debt Investments

The Company follows the guidance set forth in ASC Topic 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy, which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, the Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives. These investments are considered Level 2 assets.

In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK”) interest or other receivables which have been accrued as earned. The Company then applies the valuation methods as set forth below.

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

Debt investments that are traded on a public exchange are valued at the prevailing market price at period end.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2016 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2016 and 2015. The Company did not hold any control investments at September 30, 2015.

(in thousands)			For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
Portfolio Company	Type	Fair Value at September 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$—	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,991	16	—	—	—	16	—	—	—
Total Control Investments		$4,991	$16	$—	$—	$—	$16	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,102	$—	$553	$—	$—	$12	$(2,833)	$—	$—
Stion Corporation	Affiliate	821	30	—	—	—	133	539	648	—
Total Affiliate Investments		$5,923	$30	$553	$—	$—	$145	$(2,294)	$648	$—
Total Control & Affiliate Investments		$10,914	$46	$553	$-	$—	$161	$(5,715)	$648	$—

(in thousands)			For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
Portfolio Company	Type	Fair Value at September 30, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,398	$—	$(837)	$—	$—	$—	$1,071	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,186	—	(432)	—	—	—	113	—	—
Stion Corporation	Affiliate	1,600	83	420	—	—	279	359	—	—
Total Affiliate Investments		$9,184	$83	$(849)	$—	$—	$279	$1,543	$—	$—

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016 the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September 2016, the Company made a $1.0 million debt investment in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. The Company’s investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced the Company’s investment below the threshold for classification as an affiliate investment.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$983,241	74.5%	$961,464	80.1%
Senior Secured Debt	268,618	20.3%	171,732	14.3%
Preferred Stock	41,828	3.2%	35,245	2.9%
Common Stock	26,923	2.0%	32,197	2.7%
Total	$1,320,610	100.0%	$1,200,638	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2016 and December 31, 2015 is shown as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,259,162	95.4%	$1,167,281	97.2%
Netherlands	20,040	1.5%	20,112	1.7%
England	19,640	1.5%	8,884	0.8%
Switzerland	12,305	0.9%	—	0.0%
Canada	5,662	0.4%	595	0.0%
Israel	3,801	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,320,610	100.0%	$1,200,638	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$356,190	27.0%	$284,266	23.7%
Sustainable and Renewable Technology	195,861	14.8%	159,487	13.3%
Software	188,986	14.3%	147,237	12.3%
Drug Delivery	116,450	8.8%	164,665	13.7%
Medical Devices & Equipment	114,588	8.7%	90,560	7.5%
Media/Content/Info	109,603	8.3%	95,488	7.9%
Internet Consumer & Business Services	92,915	7.0%	88,377	7.4%
Specialty Pharmaceuticals	39,466	3.0%	52,088	4.3%
Healthcare Services, Other	30,198	2.3%	15,131	1.3%
Communications & Networking	18,985	1.5%	33,213	2.8%
Consumer & Business Products	18,755	1.4%	26,611	2.2%
Surgical Devices	12,816	1.0%	11,185	0.9%
Semiconductors	10,925	0.8%	22,705	1.9%
Biotechnology Tools	7,228	0.5%	719	0.1%
Electronics & Computer Hardware	7,061	0.5%	6,928	0.6%
Diagnostic	581	0.1%	321	0.0%
Information Services	2	0.0%	1,657	0.1%
Total	$1,320,610	100.0%	$1,200,638	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2016 and December 31, 2015.

Portfolio Activity

During the three and nine months ended September 30, 2016, the Company funded and or restructured investments in debt securities totaling approximately $130.7 million and $454.4 million, respectively. During the nine months ended September 30, 2016, the Company funded equity investments totaling approximately $7.1 million. During the nine months ended September 30, 2016, the Company converted approximately $4.6 million of debt to equity in two portfolio companies. During the three and nine months ended September 30, 2016 the Company converted $512,000 of warrants to equity in two portfolio companies.

During the three and nine months ended September 30, 2015, the Company funded and or restructured investments in debt securities totaling approximately $157.0 million and $524.2 million, respectively. During the three and nine months ended September 30, 2015, the Company funded equity investments totaling approximately $1.7 million and $7.8 million, respectively. During the nine months ended September 30, 2015, the Company converted $566,000 of debt to equity in two portfolio companies. During the nine months ended September 30, 2015 the Company converted $330,000 of warrants to equity in three portfolio companies.

During the three and nine months ended September 30, 2016, the Company recognized net realized gains of $7.9 million and $3.4 million, respectively. During the three months ended September 30, 2016, the Company recorded gross realized gains of $9.4 million primarily from the sale or acquisition of the Company’s holdings in three portfolio companies, including Box, Inc. ($7.8 million), Touchcommerce, Inc. ($698,000), and ReachLocal ($610,000). These gains were offset by gross realized losses of $1.5 million primarily from the write off of the Company’s warrant and equity investments in one portfolio company and the Company’s debt investment in one portfolio company.

During the nine months ended September 30, 2016, the Company recorded gross realized gains of $13.6 million primarily from the sale or acquisition of investments in five portfolio companies, including Box, Inc. ($8.9 million), Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were offset by gross realized losses of $10.2 million primarily from the liquidation or write off of the Company’s warrant and equity investments in six portfolio companies and the Company’s debt investments in four portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the three and nine months ended September 30, 2015, the Company recognized net realized gains of $6.4 million and $8.4 million, respectively. During the three months ended September 30, 2015, the Company recorded gross realized gains of $6.8 million primarily from the sale of investments in three portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), and Egalet Corporation ($652,000), and approximately $871,000 from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of $424,000 from the liquidation of the Company’s investments in one portfolio company.

During the nine months ended September 30, 2015, the Company recorded gross realized gains of $11.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.4 million from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of $3.2 million from the liquidation of the Company’s investments in nine portfolio companies.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2016, approximately 91.2% of the Company’s debt investments were in a senior secured first lien position, with 42.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 45.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. The remaining 8.8% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At September 30, 2016 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

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

At September 30, 2016, the Company had six debt investments on non-accrual with a cumulative investment cost and approximate fair value of $46.2 million and $9.3 million, respectively. At December 31, 2015, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, the Company had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. During the nine months ended September 30, 2016, the Company recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, the Company recognized realized losses of $419,000 and $430,000 on the liquidation and partial write off, respectively, of two debt investment that were on non-accrual as of December 31, 2015.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $37.0 million of unamortized fees at September 30, 2016, of which approximately $34.5 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 the Company had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

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

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2016 the Company had approximately $30.8 million in exit fees receivable, of which approximately $28.0 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2015 the Company had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included a component of the cost basis of the Company’s current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.1 million and $1.5 million in PIK income during the three months ended September 30, 2016 and 2015, respectively. The Company recorded approximately $5.7 million and $3.3 million in PIK income during the nine months ended September 30, 2016 and 2015, respectively.

To maintain the Company’s status as a RIC, PIK and exit fee income must be paid out to stockholders in the form of distributions even though the Company has not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2016 and 2015.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2021 Asset-Backed Notes, and the SBA debentures, provide a strategic advantage as sources of liquidity due to their flexible structure, long-term duration, and low fixed interest rates. At September 30, 2016, the April 2019 Notes were trading on the New York Stock Exchange, or NYSE, for $25.55 per share at par value, the September 2019 Notes were trading on the NYSE for $25.47 per share at par value and the 2024 Notes were trading on the NYSE for $25.66 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around September 30, 2016, the 2021 Asset-Backed Notes were quoted for 0.997 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $199.8 million, compared to the carrying amount of $190.2 million as of September 30, 2016.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at September 30, 2016 and December 31, 2015:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$116,639	$—	$116,639	$—
April 2019 Notes	65,909	—	65,909	—
September 2019 Notes	46,737	—	46,737	—
2024 Notes	251,412	—	251,412	—
SBA Debentures	199,785	—	—	199,785
Total	$680,482	$—	$480,697	$199,785

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes (1)	$19,540	$—	$19,540	$—
Wells Facility (2)	50,000	—	—	50,000
2021 Asset-Backed Notes	128,775	—	128,775	—
April 2019 Notes	65,573	—	65,573	—
September 2019 Notes	46,297	—	46,297	—
2024 Notes	104,401	—	104,401	—
SBA Debentures	194,121	—	—	194,121
Total	$608,707	$—	$364,586	$244,121

(1)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(2)	As of September 30, 2016 there were no borrowings outstanding on the Wells Facility.

4. Borrowings

Outstanding Borrowings

At September 30, 2016 and December 31, 2015, the Company had the following available and outstanding borrowings:

	September 30, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,333	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,659	110,364	110,364	108,179
2024 Notes	244,945	244,945	237,663	103,000	103,000	100,128
2021 Asset-Backed Notes	117,004	117,004	115,531	129,300	129,300	126,995
Convertible Senior Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	—	—	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$857,513	$662,513	$649,186	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See “Note 2 – Summary of Significant Accounting Policies” for the amount of debt issuance cost associated with each borrowing.

(2)

At both September 30, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to the Company meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility (as defined herein).

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of September 30, 2016, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of September 30, 2016. As of September 30, 2016, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2016 the Company held investments in HT II in 36 companies with a fair value of approximately $68.7 million, accounting for approximately 5.2% of the Company’s total investment portfolio at September 30, 2016. HT II held approximately $100.4 million in assets and accounted for approximately 5.5% of the Company’s total assets prior to consolidation at September 30, 2016.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2016, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of September 30, 2016. As of September 30, 2016, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2016, the Company held investments in HT III in 51 companies with a fair value of approximately $230.7 million, accounting for approximately 17.5% of the Company’s total investment portfolio at September 30, 2016. HT III held approximately $252.7 million in assets and accounted for approximately 14.0% of the Company’s total assets prior to consolidation at September 30, 2016.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended September 30, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the three months ended September 30, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%. The average amount of debentures outstanding for the nine months ended September 30, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the nine months ended September 30, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,757	$1,757	$5,231	$5,212
Amortization of debt issuance cost (loan fees)	168	168	504	499
Total interest expense and fees	$1,925	$1,925	$5,735	$5,711
Cash paid for interest expense and fees	$3,499	$3,499	$6,961	$6,942

As of September 30, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2016, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2016, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2016 and December 31, 2015:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

As of September 30, 2016 and December 31, 2015, the 2019 Notes payable outstanding principal balance consists of:

(in thousands)	September 30, 2016	December 31, 2015
April 2019 Notes	$64,490	$64,490
September 2019 Notes	45,874	45,874
Total 2019 Notes Principal Outstanding	$110,364	$110,364

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

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,931	$2,631	$5,794	$8,361
Amortization of debt issuance cost (loan fees)	160	211	480	1,163
Total interest expense and fees	$2,091	$2,842	$6,274	$9,524
Cash paid for interest expense and fees	$1,931	$2,631	$5,794	$8,594

As of September 30, 2016, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At September 30, 2016 and December 31, 2015, the 2024 Notes had an outstanding principal balance of $244.9 million and $103.0 million, respectively. See “Note 12 – Subsequent Events”.

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$3,926	$1,609	$7,910	$4,828
Amortization of debt issuance cost (loan fees)	229	83	448	250
Total interest expense and fees	$4,155	$1,692	$8,358	$5,078
Cash paid for interest expense and fees	$3,827	$1,609	$7,046	$4,828

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2021 Asset-Backed Notes”), which were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes is paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

At September 30, 2016 and December 31, 2015, the 2021 Asset-Backed Notes had an outstanding principal balance of $117.0 million and $129.3 million, respectively.

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$1,103	$1,139	$3,381	$3,417
Amortization of debt issuance cost (loan fees)	366	227	832	673
Total interest expense and fees	$1,469	$1,366	$4,213	$4,090
Cash paid for interest expense and fees	$1,110	$1,139	$3,388	$3,417

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $9.0 million and $9.2 million of restricted cash as of September 30, 2016 and December 31, 2015, respectively, funded through interest collections.

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

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the Convertible Senior Notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the year ended December 31, 2015 was $1,000. The Company did not record a loss on extinguishment of debt in the three and nine months ended September 30, 2016. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

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

As of December 31, 2015, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2015
Principal amount of debt	$17,604
Unamortized debt issuance cost	(44)
Original issue discount, net of accretion	(82)
Carrying value of Convertible Senior Notes	$17,478

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$—	$264	$352	$743
Accretion of original issue discount	—	61	82	185
Amortization of debt issuance cost (loan fees)	—	33	44	98
Total interest expense and fees	$—	$358	$478	$1,026
Cash paid for interest expense and fees	$—	$—	$440	$529

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2016, this non-use fee was $155,000 and $336,000, respectively. For the three and nine months ended September 30, 2015, this non-use fee was $41,000 and $229,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of September 30, 2016, the minimum tangible net worth covenant increased to $637.2 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million and the 4.1 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement with JMP Securities (“JMP”) for gross proceeds of $52.0 million during the nine months ended September 30, 2016. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $168.3 million on the available facility during the nine months ended September 30, 2016 offset by repayments of $218.3 million. At December 31, 2015 there was $50.0 million, respectively, of borrowings outstanding on this facility. There were no borrowings outstanding on the facility as of September 30, 2016

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$—	$356	$501	$356
Amortization of debt issuance cost (loan fees)	115	92	341	264
Total interest expense and fees	$115	$448	$842	$620
Cash paid for interest expense and fees	$—	$289	$577	$289

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

On July 18, 2016, the Company entered into the First Amendment to the Loan and Security Agreement, dated as of May 5, 2016 with MUFG Union Bank, N.A. The Amendment amends certain definitions relating to borrowings which accrue interest based on the London Interbank Offered Rate (“LIBOR Loans”) and (ii) the method(s) for calculating interest on and the paying of certain fees related to such LIBOR Loans.

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

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. Although the Company did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the three and nine months ended September 30, 2016, the company incurred non-use fees under the existing and previous Union Bank Facility of $96,000 and $277,000, respectively. For the three and nine months ended September 30, 2015, the non-use fee was $96,000 and $284,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to HT III, including covenants relating to certain changes of control of the Company and HT III. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of September 30, 2016, the minimum tangible net worth covenant increased to $685.2 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million and the 4.1 million shares of common stock issued under the ATM equity distribution agreement with JMP for net proceeds of $50.2 million during the nine months ended September 30, 2016. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $25.0 million on the available facility during the nine months ended September 30, 2016 offset by repayments of $25.0 million. At September 30, 2016 there were no borrowings outstanding on the Union Bank Facility.

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$—	$—	$55	$—
Amortization of debt issuance cost (loan fees)	112	15	244	45
Total interest expense and fees	$112	$15	$299	$45
Cash paid for interest expense and fees	$—	$—	$38	$—

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”), which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3.75 million (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the nine months ended September 30, 2016, the Company reduced its realized gain by approximately $146,000 for Citigroup’s participation from the acquisition proceeds received on equity exercised from warrants that were included in the collateral pool. The Company also recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $3,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation and the acquisition proceeds received on the Company’s Ping Identity Corporation equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $114,000 as of September 30, 2016 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.4 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. The remaining warrants subject to the Citigroup participation agreement are set to expire in January 2017.

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

During the three months ended September 30, 2016, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2016, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2016 distributions to stockholders will be.

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

The Company has taxable subsidiaries which are designed to hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements, and recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries would be taxed at normal corporate tax rates based on its taxable income.

Taxable income for the nine months ended September 30, 2016 was approximately $66.1 million or $0.91 per share. Taxable net realized gains for the same period was $8.1 million or approximately $0.11 per share. Taxable income for the nine months ended September 30, 2015 was approximately $49.6 million or $0.72 per share. Taxable net realized gains for the same period were $9.1 million or approximately $0.13 per share.

For the nine months ended September 30, 2016, the Company paid approximately $201,000 of tax expense and had approximately $333,000 of accrued but unpaid tax expense as of the balance sheet date. For the nine months ended September 30, 2015, the Company paid approximately $736,000 of tax expense and did not have an accrued but unpaid amount as of the balance sheet date.

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

During the three and nine months ended September 30, 2016 the Company sold 2.1 million and 4.1 million shares of common stock for total accumulated net proceeds of approximately $26.5 million and $50.2 million, respectively, including $986,000 and

$1.8 million of offering expenses, respectively. The Company did not sell any shares under the program during the year ended December 31, 2015. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2016 approximately 3.2 million shares remain available for issuance and sale under the equity distribution agreement. See “Note 12 – Subsequent Events”.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock and on February 17, 2016 the Board of Directors extended the program until August 23, 2016, after which the plan expired. During the nine months ended September 30, 2016 the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. The Company did not make any repurchases during the three months ended September 30, 2016. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

On March 27, 2015, the Company raised approximately $100.1 million, after deducting offering expenses of $323,000, in a public offering of 7,590,000 shares of its common stock.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which was effective until the 2016 annual meeting of stockholders on July 7, 2016. Such authorization was not sought at the 2016 annual meeting of stockholders. During the three and nine months ended September 30, 2016 and the year ended December 31, 2015 the Company did not issue common stock at a discount to NAV.

The Company has issued stock options for common stock subject to future issuance, of which 681,004 and 622,171 were outstanding at September 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the common stock option activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	622,171	$14.25	695,672	$14.58
Granted	200,000	$11.94	163,500	$12.68
Exercised	(23,334)	$10.85	(36,331)	$10.81
Forfeited	(64,338)	$13.98	(183,726)	$14.78
Expired	(53,495)	$14.96	(4,610)	$12.28
Outstanding at September 30,	681,004	$13.66	634,505	$14.27
Shares Expected to Vest at September 30,	323,213	$13.66	390,283	$14.27

The following table summarizes common stock options outstanding and exercisable at September 30, 2016:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	334,310	6.31	$595,370	$11.79	78,829	4.82	$172,996	$11.40
$14.60 - $16.34	346,694	4.74	—	$15.45	278,962	4.57	—	$15.44
$9.25 - $16.34	681,004	5.51	$595,370	$13.66	357,791	4.62	$172,996	$14.55

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At September 30, 2016 options for 357,791 shares were exercisable at a weighted average exercise price of approximately $14.55 per share with a weighted average remaining contractual term of 4.62 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine months ended September 30, 2016 and 2015 was approximately $89,000 and $57,000, respectively. During the nine months ended September 30, 2016 and 2015, approximately $144,000 and $201,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2016 there was approximately $127,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 2.0 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Expected Volatility	23.73%	18.94%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.87% - 1.63%	1.08% - 1.64%

During the nine months ended September 30, 2016 and 2015 the Company granted 552,214 shares and 676,340 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine months ended September 30, 2016 and 2015 was approximately $6.6 million and $9.2 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company expensed approximately $5.5 million and $7.0 million of compensation expense related to restricted stock, respectively. As of September 30, 2016, there was approximately $9.2 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 1.87 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	850,072	$13.59	1,302,780	$13.23
Granted	552,214	$12.01	676,340	$13.67
Vested	(505,182)	$13.59	(703,703)	$13.28
Forfeited	(26,573)	$12.85	(297,468)	$13.25
Unvested at September 30,	870,531	$12.61	977,949	$13.49

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator
Net increase in net assets resulting from operations	$30,812	$4,075	$54,582	$28,746
Less: Distributions declared-common and restricted shares	(23,201)	(22,472)	(68,408)	(65,238)
Undistributed (distributions in excess of) earnings	7,611	(18,397)	(13,826)	(36,494)
Undistributed (distributions in excess of) earnings-common shares	7,516	(18,397)	(13,826)	(36,492)
Add: Distributions declared-common shares	22,911	22,164	67,406	64,031
Numerator for basic and diluted change in net assets per common share	$30,427	$3,767	$53,580	$27,539

Denominator
Basic weighted average common shares outstanding	74,122	71,462	72,685	68,897
Common shares issuable	35	34	17	226
Weighted average common shares outstanding assuming dilution	74,157	71,496	72,702	69,123

Change in net assets per common share
Basic	$0.41	$0.05	$0.74	$0.40
Diluted	$0.41	$0.05	$0.74	$0.40

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share.

Unvested common stock options are also included in the denominator for the purpose of calculating diluted earnings per share. For the three and nine months ended September 30, 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method was also included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.12 as of September 30, 2015) for the Convertible Senior Notes for such periods. The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there is no potential additional dilutive effect for the three and nine months ended September 30, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2016 and 2015, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 646,783 shares and 642,088 shares, respectively. For the nine months ended September 30, 2016 and 2015, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 679,253 shares and 627,526 shares, respectively.

At September 30, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Per share data (1):
Net asset value at beginning of period	$9.94	$10.18
Net investment income	0.92	0.78
Net realized gain on investments	0.05	0.12
Net unrealized appreciation (depreciation) on investments	(0.22)	(0.48)
Total from investment operations	0.75	0.42
Net increase (decrease) in net assets from capital share transactions (1)	0.03	0.26
Distributions of net investment income (6)	(0.94)	(0.95)
Stock-based compensation expense included in investment income (2)	0.08	0.11
Net asset value at end of period	$9.86	$10.02

Ratios and supplemental data:
Per share market value at end of period	$13.56	$10.11
Total return (3)	19.47%	(27.25%)
Shares outstanding at end of period	76,400	72,109
Weighted average number of common shares outstanding	72,685	68,897
Net assets at end of period	$753,589	$722,793
Ratio of total expense to average net assets (4)	11.13%	11.87%
Ratio of net investment income before investment gains and losses to average net assets (4)	12.39%	9.84%
Portfolio turnover rate (5)	28.69%	34.90%
Average debt outstanding	$620,769	$617,503
Weighted average debt per common share	$8.54	$8.96

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

(3)

The total return for the nine months ended September 30, 2016 and 2015 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2016 and 2015 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At September 30, 2016, the Company had approximately $73.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $100.0 million of non-binding term sheets outstanding at September 30, 2016. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2016, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
Genocea Biosciences, Inc.	5,000
Edge Therapeutics, Inc.	5,000
Druva, Inc.	3,000
RedSeal Inc.	365
Total	$73,865

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $420,000 and $1.3 million during the three and nine months ended September 30, 2016. Total rent expense amounted to approximately $414,000 and $1.2 million during the same periods ended September 30, 2015. The Company’s contractual obligations as of September 30, 2016 include:

	Payments due by period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)	$662,513	$—	$249,168	$83,150	$330,195
Operating Lease Obligations (5)	3,707	1,658	1,931	118	—
Total	$666,220	$1,658	$251,099	$83,268	$330,195

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $244.9 million of the 2024 Notes, and $117.0 million of the 2021 Asset-Backed Notes as of September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and disclosures

12. Subsequent Events

Dividend Distribution Declaration

On October 26, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on November 21, 2016 to stockholders of record as of November 14, 2016. This dividend distribution represents the Company’s forty-fifth consecutive dividend declaration since the Company’s IPO, bringing the total cumulative dividend declared to date to $12.47 per share.

2024 Notes ATM Program

The Company entered into a debt distribution agreement, dated October 11, 2016, pursuant to which it may offer for sale, from time to time, up to $150,000,000 in aggregate principal amount of 6.25% notes due 2024 (the “Additional 2024 Notes”) through FBR Capital Markets & Co. acting as its sales agent (the “2024 Notes Agent”). Sales of the Additional 2024 Notes, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2024 Notes Agent will receive a commission from the Company equal to up to 2.00% of the gross sales of any Additional 2024 Notes sold through the 2024 Notes Agent under the agreement. The 2024 Notes Agent is not required to sell any specific principal amount of Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the Additional 2024 Notes.

The Additional 2024 Notes offered hereby will be a further issuance of, are fungible with, rank equally in right of payment with, and form a single series for all purposes under the indenture governing the 2024 Notes initially issued by the Company on July 14, 2014, May 2, 2016, and June 27, 2016, respectively. The 2024 Notes will mature on July 30, 2024. The Company will pay interest on the Additional 2024 Notes on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2016. Any purchaser of the Additional 2024 Notes will pay for any interest accrued from the interest payment date preceding the issuance date of the Additional 2024 Notes up to, but excluding, the issuance date of the Additional 2024 Notes. The Company may redeem the 2024 Notes in whole or in part at any time or from time to time, at the redemption price set forth under the terms of the indenture. The Additional 2024 Notes will be issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The Additional 2024 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

The 2024 Notes are listed on the NYSE, and trade on the NYSE under the symbol “HTGX.” The Additional 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the Additional 2024 Notes that is not reflected in the trading price.

Subsequent to September 30, 2016 and as of October 31, 2016, the Company sold 137,250 notes for approximately $3.5 million in aggregate principal amount. As of October 31, 2016 approximately $146.5 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

ATM Equity Program Issuances

Subsequent to September 30, 2016 and as of October 31, 2016, the Company sold 786,000 shares of common stock for total accumulated net proceeds of approximately $10.6 million, including $107,000 of offering expenses, under its ATM equity distribution agreement with JMP. As of October 31, 2016 approximately 2.4 million shares remain available for issuance and sale under the equity distribution agreement.

Portfolio Company Developments

As of October 31, 2016, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all. In addition, subsequent to September 30, 2016 the following portfolio companies announced liquidity events:

1.

In October 2016, Napo Pharmaceuticals, a company that focuses on the development and commercialization of proprietary pharmaceuticals for the global marketplace in collaboration with local partners, signed a non-binding letter-of-intent (“LOI”) to merge with the Company’s portfolio company Jaguar Animal Health, Inc.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $100.4 million and $252.7 million in assets, respectively, and accounted for approximately 5.5% and 14.0% of our total assets, respectively, prior to consolidation at September 30, 2016. As of September 30, 2016, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration (“SBA”) guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2016, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.3 billion at September 30, 2016, as compared to $1.2 billion at December 31, 2015. The fair value of our debt investment portfolio at September 30, 2016 was approximately $1.2 billion, compared to a fair value of approximately $1.1 billion at December 31, 2015. The fair value of the equity portfolio at September 30, 2016 was approximately $68.8 million, compared to a fair value of approximately $67.4 million at December 31, 2015. The fair value of the warrant portfolio at September 30, 2016 was approximately $27.7 million, compared to a fair value of approximately $23.0 million at December 31, 2015.

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

Our portfolio activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 was comprised of the following:

(in millions)	September 30, 2016	December 31, 2015
Debt Commitments (1)
New portfolio company	$490.0	$544.0
Existing portfolio company	105.8	181.7
Total	$595.8	$725.7
Funded and Restructured Debt Investments (3)
New portfolio company	$363.5	$352.5
Existing portfolio company	90.9	341.6
Total	$454.4	$694.1
Funded Equity Investments
New portfolio company	$5.5	$1.0
Existing portfolio company	1.6	17.6
Total	$7.1	$18.6
Unfunded Contractual Commitments (2)
Total	$73.9	$75.4
Non-Binding Term Sheets
New portfolio company	$85.0	$81.0
Existing portfolio company	15.0	5.0
Total	$100.0	$86.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

(3)	Funded amounts include borrowings on revolving facilities.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2016, we received approximately $334.7 million in aggregate principal repayments. Of the approximately $334.7 million of aggregate principal repayments, approximately $77.9 million were scheduled principal payments and approximately $256.8 million were early principal repayments related to 33 portfolio companies. Of the approximately $256.8 million early principal repayments, approximately $54.9 million were early repayments due to merger and acquisition transactions or initial public offerings (“IPOs”) for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015 was as follows:

(in millions)	September 30, 2016	December 31, 2015
Beginning portfolio	$1,200.6	$1,020.7
New fundings and restructures	461.5	712.3
Warrants not related to current period fundings	0.3	0.1
Principal payments received on investments	(77.8)	(115.1)
Early payoffs	(256.9)	(388.5)
Accretion of loan discounts and paid-in-kind principal	32.1	31.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(3.7)	(1.7)
New loan fees	(6.6)	(9.5)
Warrants converted to equity	0.3	0.4
Sale of investments	(3.7)	(5.2)
Loss on investments due to write offs	(9.6)	(7.5)
Net change in unrealized depreciation	(15.9)	(37.1)
Ending portfolio	$1,320.6	$1,200.6

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$983,241	74.5%	$961,464	80.1%
Senior Secured Debt	268,618	20.3%	171,732	14.3%
Preferred Stock	41,828	3.2%	35,245	2.9%
Common Stock	26,923	2.0%	32,197	2.7%
Total	$1,320,610	100.0%	$1,200,638	100.0%

A summary of our investment portfolio as of September 30, 2016 and December 31, 2015 at value by geographic location is as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,259,162	95.4%	$1,167,281	97.2%
Netherlands	20,040	1.5%	20,112	1.7%
England	19,640	1.5%	8,884	0.8%
Switzerland	12,305	0.9%	—	0.0%
Canada	5,662	0.4%	595	0.0%
Israel	3,801	0.3%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,320,610	100.0%	$1,200,638	100.0%

As of September 30, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $25.0 million, although we may make investments in amounts above or below that range. As of September 30, 2016, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 4.0% to approximately 12.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $37.0 million of unamortized fees at September 30, 2016, of which approximately $34.5 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 we had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2016 we had approximately $30.8 million in exit fees receivable, of which approximately $28.0 million was included as a component of the cost basis of our current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2015 we had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as a component of the cost basis of our current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be paid out to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.1 million and $1.5 million in PIK income in the three months ended September 30, 2016 and 2015, respectively. We recorded approximately $5.7 million and $3.3 million in PIK income in the nine months ended September 30, 2016 and 2015, respectively.

The core yield on our debt investments, which excludes any benefits from the fees and income related to early loan repayment acceleration of unamortized fees and income as well as prepayment of fees and includes income from expired commitments, was 13.2% and 12.6% during the three months ended September 30, 2016 and 2015, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.6% and 16.4% for the three months ended September 30, 2016 and 2015, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 19.5% and -27.3% during the nine months ended September 30, 2016 and 2015, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, sustainable and renewable technology, software, drug delivery, medical devices and equipment, media/content/info, internet consumer and business services, specialty pharmaceuticals, healthcare services, communications and networking, consumer and business products, surgical devices, semiconductors, biotechnology tools, electronics and computer hardware, diagnostic, and information services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of September 30, 2016, approximately 73.6% of the fair value of our portfolio was composed of investments in five industries: 27.0% was composed of investments in the drug discovery and development industry, 14.8% was comprised of investments in the sustainable and renewable technology industry, 14.3% was composed of investments in the software industry, 8.8% was composed of investments in the drug delivery industry, and 8.7% was composed of investments in the medical devices and equipment industry.

The following table shows the fair value of our portfolio by industry sector at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$356,190	27.0%	$284,266	23.7%
Sustainable and Renewable Technology	195,861	14.8%	159,487	13.3%
Software	188,986	14.3%	147,237	12.3%
Drug Delivery	116,450	8.8%	164,665	13.7%
Medical Devices & Equipment	114,588	8.7%	90,560	7.5%
Media/Content/Info	109,603	8.3%	95,488	7.9%
Internet Consumer & Business Services	92,915	7.0%	88,377	7.4%
Specialty Pharmaceuticals	39,466	3.0%	52,088	4.3%
Healthcare Services, Other	30,198	2.3%	15,131	1.3%
Communications & Networking	18,985	1.5%	33,213	2.8%
Consumer & Business Products	18,755	1.4%	26,611	2.2%
Surgical Devices	12,816	1.0%	11,185	0.9%
Semiconductors	10,925	0.8%	22,705	1.9%
Biotechnology Tools	7,228	0.5%	719	0.1%
Electronics & Computer Hardware	7,061	0.5%	6,928	0.6%
Diagnostic	581	0.1%	321	0.0%
Information Services	2	0.0%	1,657	0.1%
Total	$1,320,610	100.0%	$1,200,638	100.0%

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

For the nine months ended September 30, 2016 and the year ended December 31, 2015, our ten largest portfolio companies represented approximately 33.1% and 32.1% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2016 and December 31, 2015, we had three and two investments, respectively, that represented 5% or more of our net assets. At September 30, 2016, we had six equity investments representing approximately 51.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2015, we had four equity investments which represented approximately 53.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of September 30, 2016 approximately 92.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

As of September 30, 2016, 91.2% of our debt investments were in a senior secured first lien position with the remaining 8.8% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At September 30, 2016, of the approximately 91.2% of our debt investments in a senior secured first lien position, 42.3% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 45.6% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.3% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At September 30, 2016 we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2016, we held warrants in 138 portfolio companies, with a fair value of approximately $27.7 million. The fair value of our warrant portfolio increased by approximately $4.7 million, as compared to a fair value of $23.0 million at December 31, 2015 primarily related to the addition of warrants in 18 new and 11 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $100.8 million to exercise such warrants as of September 30, 2016. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.22x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2016 and 2015. We did not hold any Control investments at September 30, 2015.

(in thousands)			For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
Portfolio Company	Type	Fair Value at September 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$—	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,991	16	—	—	—	16	—	—	—
Total Control Investments		$4,991	$16	$—	$—	$—	$16	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,102	$—	$553	$—	$—	$12	$(2,833)	$—	$—
Stion Corporation	Affiliate	821	30	—	—	—	133	539	648	—
Total Affiliate Investments		$5,923	$30	$553	$—	$—	$145	$(2,294)	$648	$—
Total Control & Affiliate Investments		$10,914	$46	$553	$-	$—	$161	$(5,715)	$648	$—

(in thousands)			For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
Portfolio Company	Type	Fair Value at September 30, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,398	$—	$(837)	$—	$—	$—	$1,071	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,186	—	(432)	—	—	—	113	—	—
Stion Corporation	Affiliate	1,600	83	420	—	—	279	359	—	—
Total Affiliate Investments		$9,184	$83	$(849)	$—	$—	$279	$1,543	$—	$—

In June 2016 our investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016 we also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September 2016 we made a $1.0 million debt investment in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. Our investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced our investment below the threshold for classification as an affiliate investment.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2016 and December 31, 2015, respectively:

(in thousands)	September 30, 2016			December 31, 2015
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	14	$269,767	22.0%	18	$215,202	19.4%
2	35	516,504	42.3%	47	759,274	68.4%
3	26	371,968	30.4%	6	44,837	4.0%
4	7	40,788	3.3%	4	34,153	3.1%
5	7	25,094	2.0%	10	56,743	5.1%
	89	$1,224,121	100.0%	85	$1,110,209	100.0%

As of September 30, 2016, our debt investments had a weighted average investment grading of 2.32, as compared to 2.16 at December 31, 2015. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The decline in weighted average investment grading at September 30, 2016 from December 31, 2015 is primarily due to the net increase of rated 3 portfolio companies due to underperformance or near term funding requirements. This decline is partially offset by a net reduction in the number of rated 5 companies due to performance improvements or settlement of positions that were rated 5 at December 31, 2015. During the nine months ended September 30, 2016, a net of twenty existing portfolio companies were downgraded to a 3 rating. During the nine months ended September 30, 2016, a net of three portfolio companies were upgraded that were rated 5 at December 31, 2015.

At September 30, 2016, we had six debt investments on non-accrual with a cumulative investment cost and fair value of approximately $46.2 million and $9.3 million, respectively. At December 31, 2015, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. During the nine months ended September 30, 2016, we recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, we recognized realized losses of $419,000 and $430,000 on the liquidation and partial write off, respectively, of two debt investments that were on non-accrual as of December 31, 2015.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015

Investment Income

Total investment income for the three months ended September 30, 2016 was approximately $45.1 million as compared to approximately $47.1 million for the three months ended September 30, 2015. Total investment income for the nine months ended September 30, 2016 was approximately $127.6 million as compared to approximately $117.8 million for the nine months ended September 30, 2015.

Interest income for the three months ended September 30, 2016 totaled approximately $40.0 million as compared to approximately $40.3 million for the three months ended September 30, 2015. Interest income for the nine months ended September 30, 2016 totaled approximately $116.1 million as compared to approximately $106.1 million for nine months ended September 30, 2015. The decrease in interest income for the three months ended September 30, 2016 as compared to the same period ended September 30, 2015 is primarily attributable to a decrease in the acceleration of interest income due to early loan repayments, offset by an increase in interest income related to the weighted average balance of principal outstanding on our debt investments. The increase in interest income for the nine months ended September 30, 2016 as compared to the same period ended September 30, 2015 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods.

Of the $40.0 million in interest income for the three months ended September 30, 2016, approximately $38.2 million represents recurring income from the contractual servicing of our loan portfolio and approximately $1.8 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $34.5 million and $5.8 million, respectively, of the $40.3 million interest income for the three months ended September 30, 2015.

Of the $116.1 million in interest income for the nine months ended September 30, 2016, approximately $111.8 million represents recurring income from the contractual servicing of our loan portfolio and approximately $4.3 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $100.0 million and $6.1 million, respectively, of the $106.1 million interest income for the nine months ended September 30, 2015.

Income from commitment, facility and loan related fees for the three months ended September 30, 2016 totaled approximately $5.1 million as compared to approximately $6.8 million for the three months ended September 30, 2015.  Income from commitment, facility and loan related fees for the nine months ended September 30, 2016 totaled approximately $11.5 million as compared to approximately $11.6 million for the nine months ended September 30, 2015. The decrease in fee income for the three and nine months ended September 30, 2016 is primarily attributable to a decrease in the acceleration of unamortized fees due to early repayments and one-time fees between periods.

Of the $5.1 million in income from commitment, facility and loan related fees for the three months ended September 30, 2016, approximately $2.5 million represents income from recurring fee amortization and approximately $2.6 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.9 million and $4.9 million, respectively, of the $6.8 million income for the three months ended September 30, 2015.

Of the $11.5 million in income from commitment, facility and loan related fees for the nine months ended September 30, 2016, approximately $7.2 million represents income from recurring fee amortization and approximately $4.3 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $5.1 million and $6.5 million, respectively, of the $11.6 million income for the nine months ended September 30, 2015.

The following table shows the PIK-related activity for the nine months ended September 30, 2016 and 2015, at cost:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Beginning PIK interest receivable balance	$5,149	$6,250
PIK interest income during the period	5,676	3,336
PIK accrued (capitalized) to principal but not recorded as income during the period	(2,146)	—
Payments received from PIK loans	(438)	(3,041)
Realized loss	(266)	(223)
Ending PIK interest receivable balance	$7,975	$6,322

The increase in PIK interest income during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest. The increase is primarily due to new originations and compounding interest, along with a decrease in the number of PIK loans which paid off during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2016 or 2015.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $21.3 million and $23.5 million during the three months ended September 30, 2016 and 2015, respectively. Our operating expenses totaled approximately $60.4 million and $64.4 million during the nine months ended September 30, 2016 and 2015, receptively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $10.1 million and $8.9 million for the three months ended September 30, 2016 and 2015, respectively and approximately $27.0 million and $27.4 million for the nine months ended September 30, 2016 and 2015, respectively. Interest and fee expense for the three months ended September 30, 2016 as compared to September 30, 2015 increased due to higher weighted average principal balances outstanding on our 2024 Notes along with higher debt issuance cost amortization on our Asset Backed Notes, offset by a reduction in interest expense on our credit facilities and Convertible Notes. The slight decrease in interest and fee expense for the nine months ended September 30, 2016 as compared to September 30, 2015 was attributable to the payoff of our Convertible Notes, 2017 Asset Backed Notes and a reduction in the weighted average principal balance outstanding on our Credit Facilities between periods.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.0% and 5.6% for the three months ended September 30, 2016 and 2015, respectively, and a weighted average cost of debt of approximately 5.8% and 5.9% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the weighted average cost of debt for the three months ended September 30, 2016 as compared to the same period ended September 30, 2015 is primarily attributable to the acceleration of unamortized fee expense related to pay downs on our Asset Backed Notes, and the incremental issuance of our 2024 Notes in the prior period. The decrease between the nine months ended September 30, 2016 and September 30, 2015 was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period, specifically due to redemptions of our 2019 Notes and Convertible Notes, offset by the incremental issuance of our 2024 Notes.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $4.1 million from $4.5 million for the three months ended September 30, 2016 and 2015. Our general and administrative expenses decreased slightly to $12.1 million from $12.2 million for the nine months ended September 30, 2016 and 2015. The decrease for the three and nine months ended September 30, 2016 was primarily attributable to a reduction in costs related to strategic hiring objectives, slightly offset by an increase in corporate legal and other expenses between periods.

Employee Compensation

Employee compensation and benefits totaled $5.6 million for the three months ended September 30, 2016 as compared to $8.0 million for the three months ended September 30, 2015, and $15.6 million for the nine months ended September 30, 2016 as compared to $17.6 million for the nine months ended September 30, 2015. The decrease for the three and nine-month comparative period was primarily due to changes in variable compensation expenses related to general and originator performance factors.

Employee stock-based compensation totaled $1.4 million for the three months ended September 30, 2016 as compared to $2.2 million for the three months ended September 30, 2015 and $5.6 million for the nine months ended September 30, 2016 as compared to $7.2 million for the nine months ended September 30, 2015. The decrease between both comparative periods was primarily related to restricted stock award vesting, specifically the final vesting of retention grants issued in 2014.

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

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2015 was $1,000.  We did not record a loss on extinguishment of debt in the three and nine months ended September 30, 2016.  The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Realized gains	$9,423	$6,790	$13,634	$11,614
Realized losses	(1,553)	(424)	(10,207)	(3,190)
Net realized gains	$7,870	$6,366	$3,427	$8,424

During the three months ended September 30, 2016 and 2015, we recognized net realized gains of $7.9 and $6.4 million, respectively. During the three months ended September 30, 2016, we recorded gross realized gains of $9.4 million primarily from the sale or acquisition of our holdings in three portfolio companies, including Box, Inc. ($7.8 million), Touchcommerce, Inc. ($698,000), and ReachLocal ($610,000). These gains were offset by gross realized losses of $1.5 million primarily from the write off of our warrant and equity investments in one portfolio company and our debt investment in one portfolio company.

During the three months ended September 30, 2015, we recorded gross realized gains of $6.8 million primarily from the sale of investments in three portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), and Egalet Corporation ($652,000), and approximately $871,000 from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of $424,000 from the liquidation of our investments in one portfolio company.

During the nine months ended September 30, 2016 and 2015, we recognized net realized gains of $3.4 million and $8.4 million, respectively. During the nine months ended September 30, 2016, we recorded gross realized gains of $13.6 million primarily from the sale or acquisition of our investments in five portfolio companies, including Box, Inc. ($8.9 million), Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were offset by gross realized losses of $10.2 million primarily from the liquidation or write off of our warrant and equity investments in six portfolio companies and of our debt investments in four portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the nine months ended September 30, 2015 we recorded gross realized gains of $11.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of $3.2 million from the liquidation of our investments in nine portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our board of directors (“Board of Directors”). The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gross unrealized appreciation on portfolio investments	$25,903	$19,515	$55,428	$55,369
Gross unrealized depreciation on portfolio investments	(21,309)	(40,366)	(76,801)	(82,479)
Reversal of prior period net unrealized appreciation upon a realization event	(7,161)	(5,162)	(7,421)	(8,816)
Reversal of prior period net unrealized depreciation upon a realization event	1,550	—	12,803	2,162
Net unrealized appreciation (depreciation) attributable to taxes payable	217	63	(78)	660
Net unrealized appreciation (depreciation) on escrow receivables	—	—	—	—
Citigroup warrant participation	(34)	69	(3)	62
Net unrealized appreciation (depreciation) on portfolio investments	$(834)	$(25,881)	$(16,072)	$(33,042)

During the three months ended September 30, 2016, we recorded approximately $834,000 of net unrealized depreciation, of which $1.0 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $7.7 million was attributed to net unrealized depreciation on our debt investments related to $14.1 million of unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $1.3 million of unrealized depreciation for prior period collateral based impairments on one portfolio company and $4.8 million of unrealized appreciation from our current market yield analysis related to industry performance. This net unrealized depreciation was partially offset by approximately $4.0 million of net unrealized appreciation on our equity investments, which primarily relates to $6.5 million of unrealized appreciation on our public equity portfolio and $2.3 million of unrealized appreciation on our private portfolio companies related to portfolio company performance, offset by the reversal of approximately $4.7 million of net unrealized appreciation upon being realized as a gain on sales of Box, Inc. An additional $2.7 million of net unrealized appreciation on our warrant investments was primarily due to $5.8 million of unrealized appreciation on our private portfolio companies related to portfolio company performance offset by the reversal of approximately $2.0 million of unrealized appreciation upon being realized as a gain due to the acquisition of our warrant investments in two portfolio companies.

Net unrealized depreciation was further offset by $217,000 as a result of decreased estimated taxes payable for the three months ended September 30, 2016.

Net unrealized depreciation increased by $34,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the three months ended September 30, 2016.

During the three months ended September 30, 2015, we recorded approximately $25.9 million of net unrealized depreciation, of which $26.1 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $18.1 million was attributed to net unrealized depreciation on our equity investments which primarily related to $9.8 million of unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc., $3.8 million of unrealized depreciation on our private portfolio companies related to declining industry performance, and the reversal of $4.5 million of unrealized appreciation upon being realized as a gain on sale of Box, Inc. and the acquisition proceeds received from Atrenta, Inc. Approximately $9.4 million was attributed to net unrealized depreciation on our warrant investments which primarily related to approximately $2.1 million of unrealized depreciation on our public warrant portfolio related to portfolio company performance and $6.1 million of unrealized depreciation on our private portfolio companies related to declining industry performance. This net unrealized depreciation was partially offset by approximately $1.4 million of net unrealized appreciation on our debt investments which primarily related to the reversal of $3.1 million of unrealized depreciation on a previous collateral based impairment offset by $1.0 million of unrealized depreciation for collateral based impairments on twelve portfolio companies.

Net unrealized depreciation was offset by $63,000 as a result of decreased estimated taxes payable for the three months ended September 30, 2015.

Net unrealized depreciation was further offset by $69,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement and as a result of the acquisition proceeds we received on our Atrenta, Inc. equity, which was exercised from warrants subject to the agreement during the three months ended September 30, 2015.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(14.1)	$(0.1)	$(0.3)	$(14.5)
Reversals of Prior Period Collateral Based Impairments	1.3	—	—	1.3
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.3	(4.7)	(2.0)	(6.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	0.3	6.5	(0.8)	6.0
Level 3 Assets	4.5	2.3	5.8	12.6
Total Fair Value Market/Yield Adjustments	4.8	8.8	5.0	18.6
Total Unrealized Appreciation/(Depreciation)	$(7.7)	$4.0	$2.7	$(1.0)

	Three Months Ended September 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(1.0)	$—	$(0.4)	$(1.4)
Reversals of Prior Period Collateral Based Impairments	3.1	—	—	3.1
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.2	(4.5)	(0.8)	(5.1)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(9.8)	(2.1)	(11.9)
Level 3 Assets	(0.9)	(3.8)	(6.1)	(10.8)
Total Fair Value Market/Yield Adjustments	(0.9)	(13.6)	(8.2)	(22.7)
Total Unrealized Appreciation/(Depreciation)	$1.4	$(18.1)	$(9.4)	$(26.1)

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

During the nine months ended September 30, 2016, we recorded approximately $16.1 million of net unrealized depreciation, of which $15.9 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $9.7 million was attributed to net unrealized depreciation on our debt investments which was primarily related to $34.7 million of unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $12.5 million of unrealized depreciation upon payoff or settling of our debt investments and the reversal of $7.0 million of unrealized depreciation for prior period collateral based impairments on five portfolio companies. Approximately $8.5 million was attributed to net unrealized depreciation on our equity investments which primarily relates to $3.9 million of unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $4.6 million of net unrealized appreciation upon being realized as a gain on sales of Box, Inc. and the write off of three portfolio company investments. This unrealized depreciation was partially offset by approximately $2.3 million of net unrealized appreciation on our warrant investments primarily related to $5.4 million of net unrealized appreciation on our private portfolio companies related to portfolio company performance offset by the reversal of approximately $1.2 million of unrealized appreciation upon being realized as a gain due to the acquisition of our warrant investments in two portfolio companies and the write off of five portfolio company investments.

Net unrealized depreciation increased by $78,000 as a result of increased estimated taxes payable for the nine months ended September 30, 2016.

Net unrealized appreciation was further increased by $3,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement and a decrease in the liability for the acquisition proceeds received on our Ping Identity Corporation equity investment, which had been exercised from warrants that were included in the collateral pool, during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, we recorded approximately $33.0 million of net unrealized depreciation, of which $33.8 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $3.5 million was attributed to net unrealized depreciation on our debt investments which was primarily related to $10.2 million of unrealized depreciation for collateral based impairments on twelve portfolio companies offset by the reversal of $5.6 million of unrealized depreciation for prior period collateral based impairments on three portfolio companies. Approximately $22.8 million was attributed to net unrealized depreciation on our equity investments which primarily related to approximately $11.9 million of unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $8.2 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc., Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally approximately $7.5 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $7.4 million of unrealized depreciation on our private portfolio companies related to declining industry performance.

Net unrealized depreciation was offset by $660,000 as a result of decreased estimated taxes payable for the nine months ended September 30, 2015.

Net unrealized depreciation was further offset by $62,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation as a result of the acquisition proceeds we received on our Atrenta, Inc. equity, which was exercised from warrants subject to the agreement during nine months ended September 30, 2015.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(34.7)	$(0.1)	$(0.4)	$(35.2)
Reversals of Prior Period Collateral Based Impairments	7.0	—	—	7.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.5	(4.6)	(1.2)	6.7
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	0.3	(3.9)	(1.5)	(5.1)
Level 3 Assets	5.2	0.1	5.4	10.7
Total Fair Value Market/Yield Adjustments	5.5	(3.8)	3.9	5.6
Total Unrealized Appreciation/(Depreciation)	$(9.7)	$(8.5)	$2.3	$(15.9)

	Nine Months Ended September 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(10.2)	$—	$(0.4)	$(10.6)
Reversals of Prior Period Collateral Based Impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.4	(8.2)	1.1	(6.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(11.9)	(1.2)	(13.1)
Level 3 Assets	0.7	(2.7)	(7.4)	(9.4)
Total Fair Value Market/Yield Adjustments	0.7	(14.6)	(8.6)	(22.5)
Total Unrealized Appreciation/(Depreciation)	$(3.5)	$(22.8)	$(7.5)	$(33.8)

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $30.8 million and approximately $4.1 million, respectively. For the nine months ended September 30, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $54.6 million and approximately $28.7 million, respectively.

Both the basic and fully diluted net change in net assets per common share were $0.41 per share and $0.74 per share, respectively, for the three and nine months ended September 30, 2016 and both the basic and fully diluted net change in net assets per common share for the three and nine months ended September 30, 2015 were $0.05 per share and $0.40 per share, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2015, the dilutive effect of the Convertible Senior Notes under the treasury stock method was included in this calculation as our share price was greater than the conversion price in effect ($11.12 as of September 30, 2015) for the Convertible Senior Notes for such periods. The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there is no potential additional dilutive effect for the three and nine months ended September 30, 2016.

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

During the three and nine months ended September 30, 2016 we sold 2.1 million and 4.1 million shares of common stock for total accumulated net proceeds of approximately $26.5 million and $50.2 million, respectively, including $986,000 and $1.8 million of offering expenses, respectively. We did not sell any shares under the program during the year ended December 31, 2015. We generally use the net proceeds from these offerings to make investments, repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2016, approximately 3.2 million shares remained available for issuance and sale under the ATM. See “– Subsequent Events.”

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock and on February 17, 2016, our Board of Directors extended the program until August 23, 2016, after which the plan expired. During nine months ended September 30, 2016 we repurchased 449,588 shares of our common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. We did not make any repurchases during the three months ended September 30, 2016.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the repurchases made during the period.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which was effective until the 2016 annual meeting of stockholders on July 7, 2016. Such authorization was not sought at the 2016 annual meeting of stockholders. During the three and nine months ended September 30, 2016 and the year ended December 31, 2015 we did not issue common stock at a discount to NAV.

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

At September 30, 2016, we had $110.4 million of 2019 Notes, $244.9 million of 2024 Notes, $117.0 million of 2021 Asset-Backed Notes, and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility. See “– Subsequent Events.”

At September 30, 2016, we had $264.0 million in available liquidity, including $69.0 million in cash and cash equivalents. We had available borrowing capacity of approximately $120.0 million under the Wells Facility after the March 2016 expansion of the available facility to $120.0 million and we had available borrowing capacity of $75.0 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2016, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2016, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At September 30, 2016, we had approximately $9.0 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the nine months ended September 30, 2016, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2016, our operating activities used $58.5 million of cash and cash equivalents, compared to $78.5 million used during the nine months ended September 30, 2015. This $20.0 million decrease in cash used by operating activities is primarily related to a decrease in investment purchases of approximately $70.3 million offset by a decrease in investment repayments of $38.7 million.

During the nine months ended September 30, 2016, our investing activities used approximately $16,000 of cash, compared to approximately $7.1 million provided during the nine months ended September 30, 2015. This $7.2 million decrease in cash provided by investing activities was primarily due to a reduction of approximately $7.1 million in cash, classified as restricted cash, on assets that are securitized.

During the nine months ended September 30, 2016, our financing activities provided $32.3 million of cash, compared to $8.4 million used during the nine months ended September 30, 2015. The $40.7 million increase in cash provided by financing activities was primarily due to the proceeds received from the issuance of $141.9 million of 2024 Notes during the nine months ended September 30, 2016, partially offset by a decrease in proceeds generated from the issuance of common stock of $49.9 million and in repayments on our credit facilities.

As of September 30, 2016, net assets totaled $753.6 million, with a NAV per share of $9.86. We intend to continue to operate so as to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2016 our asset coverage ratio under our regulatory requirements as a business development company was 259.6% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 213.7% at September 30, 2016.

Outstanding Borrowings

At September 30, 2016 and December 31, 2015, we had the following available borrowings and outstanding amounts:

	September 30, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,333	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,659	110,364	110,364	108,179
2024 Notes	244,945	244,945	237,663	103,000	103,000	100,128
2021 Asset-Backed Notes	117,004	117,004	115,531	129,300	129,300	126,995
Convertible Senior Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	—	—	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$857,513	$662,513	$649,186	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both September 30, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The Convertible Senior Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to us meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of September 30, 2016 and December 31, 2015 were as follows:

(in thousands)	September 30, 2016	December 31, 2015
SBA Debentures	$2,867	$3,371
2019 Notes	1,705	2,185
2024 Notes	7,282	2,872
2021 Asset-Backed Notes	1,473	2,305
Convertible Senior Notes	—	44
Wells Facility (1)	608	669
Union Bank Facility (1)	880	229
Total	$14,815	$11,675

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

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and nine months ended September 30, 2016.

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

At September 30, 2016, we had approximately $73.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $100.0 million of non-binding term sheets outstanding to three new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2016, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Paratek Pharmaceuticals, Inc.	$20,000
NewVoiceMedia Limited	15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
Genocea Biosciences, Inc.	5,000
Edge Therapeutics, Inc.	5,000
Druva, Inc.	3,000
RedSeal Inc.	365
Total	$73,865

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2016:

	Payments due by period (in thousands)
Contractual Obligations (1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)	$662,513	$—	$249,168	$83,150	$330,195
Operating Lease Obligations (5)	3,707	1,658	1,931	118	—
Total	$666,220	$1,658	$251,099	$83,268	$330,195

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $244.9 million of the 2024 Notes, and $117.0 million of the 2021 Asset-Backed Notes as of September 30, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $420,000 and $1.3 million during the three and nine months ended September 30, 2016, respectively. Total rent expense amounted to approximately $414,000 and $1.2 million during the same periods ended September 30, 2015.

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

Dividend Distributions

The following table summarizes our dividend distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
			$12.47

*	Dividend distribution paid in cash and stock.

On October 26, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on November 21, 2016 to stockholders of record as of November 14, 2016. This distribution represents our forty-fifth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $12.47 per share.

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

During the three months ended September 30, 2016, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2016, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2016 distributions to stockholders will actually be.

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

At September 30, 2016, approximately 93.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2016 and as of December 31, 2015. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2016, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,224,121	$—	$5,981	$1,218,140
Preferred Stock	41,828	—	—	41,828
Common Stock	26,923	21,225	—	5,698
Warrants	27,738	—	3,572	24,166
Escrow Receivable	1,180	—	—	1,180
Total	$1,321,790	$21,225	$9,553	$1,291,012

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and the year ended December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2016
Senior Debt	$1,102,396	$(6,868)	$(9,948)	$475,551	$—	$(338,430)	$—	$(4,561)	$1,218,140
Preferred Stock	35,245	(334)	1,599	6,820	(1,367)	—	626	(761)	41,828
Common Stock	1,527	—	(590)	—	—	—	4,761	—	5,698
Warrants	18,565	(283)	4,270	3,084	(906)	—	—	(564)	24,166
Escrow Receivable	2,967	—	—	1,729	(3,516)	—	—	—	1,180
Total	$1,160,700	$(7,485)	$(4,669)	$487,184	$(5,789)	$(338,430)	$5,387	$(5,886)	$1,291,012

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2016 relate to the exercise of warrants in TPI Composites, Inc. and Touchcommerce, Inc. to common stock in an IPO and acquisition, respectively; the exercise of warrants in Ping Identity Corporation to preferred stock; the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the nine months ended September 30, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

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

For nine months ended September 30, 2016, approximately $315,000 in net unrealized appreciation and $590,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $22.8 million in net unrealized depreciation and $3.5 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provides quantitative information about our Level 3 fair value measurements as of September 30, 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$96,647	Originated Within 6 Months	Origination Yield	12.24% - 15.39%	13.70%
	420,472	Market Comparable Companies	Hypothetical Market Yield	8.96% - 20.56%	12.61%
			Premium/(Discount)	0.00% - 0.75%
	2,224	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	87,063	Originated Within 6 Months	Origination Yield	9.75% - 21.90%	14.66%
	247,989	Market Comparable Companies	Hypothetical Market Yield	10.49% - 16.60%	12.35%
			Premium/(Discount)	(0.50%) - 0.25%
	36,349	Liquidation (c)	Probability weighting of alternative outcomes	15.00% - 100.00%
Sustainable and Renewable	24,916	Originated Within 6 Months	Origination Yield	15.60%	15.60%
Technology	152,520	Market Comparable Companies	Hypothetical Market Yield	6.81% - 22.75%	14.44%
			Premium/(Discount)	(0.25%) - 0.25%
Medical Devices	17,082	Originated Within 6 Months	Origination Yield	14.64% - 18.13%	15.58%
	74,506	Market Comparable Companies	Hypothetical Market Yield	10.35% - 16.44%	13.75%
			Premium/(Discount)	(0.25%) - 0.50%
	2,255	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	5,436	Market Comparable Companies	Hypothetical Market Yield	13.33% - 14.58%	14.02%
			Premium/(Discount)	0.25% - 0.50%
	24,542	Liquidation (c)	Probability weighting of alternative outcomes	2.50% - 100.00%

		Debt Investments Where Fair Value Approximates Cost
	—	Imminent Payoffs (d)
	26,139	Debt Investments Maturing in Less than One Year
	$1,218,140	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$6,114	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 21.3x	7.9x
			Revenue Multiple (b)	0.8x - 4.3x	1.9x
			Discount for Lack of Marketability (c)	13.67% - 26.30%	15.03%
			Average Industry Volatility (d)	49.01% - 119.05%	58.35%
			Risk-Free Interest Rate	0.55% - 0.66%	0.56%
			Estimated Time to Exit (in months)	10 - 17	11
	31,981	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.83%- 98.58%	67.74%
			Risk-Free Interest Rate	0.20% - 1.30%	0.69%
			Estimated Time to Exit (in months)	1 - 41	14
	9,431	Other(f)
Warrant Investments	6,565	Market Comparable Companies	EBITDA Multiple (b)	2.0x - 63.1x	12.5x
			Revenue Multiple (b)	0.3x - 6.4x	2.7x
			Discount for Lack of Marketability (c)	13.67% - 28.57%	20.21%
			Average Industry Volatility (d)	37.90% - 104.61%	64.62%
			Risk-Free Interest Rate	0.55% - 0.99%	0.71%
			Estimated Time to Exit (in months)	10 - 48	22
	17,601	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.83% - 119.05%	59.99%
			Risk-Free Interest Rate	0.20% - 1.43%	0.68%
			Estimated Time to Exit (in months)	1 - 43	16
Total Level Three Warrant and Equity Investments	$71,692

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

In making a good faith determination of the value of our investments, we generally start with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest or other receivables which have been accrued as earned. We then apply the valuation methods as set forth below.

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

Debt investments that are traded on a public exchange are valued at the prevailing market price at period end.

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

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and nine months ended September 30, 2016. See “— Results of Operations” for a comparison of investment income for the three and nine months ended September 30, 2016 and 2015.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and disclosures

Subsequent Events

Dividend Distribution Declaration

On October 26, 2016 the Board of Directors declared a cash dividend distribution of $0.31 per share to be paid on November 21, 2016 to stockholders of record as of November 14, 2016. This dividend distribution represents our forty-fifth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $12.47 per share.

2024 Notes ATM Program

We entered into a debt distribution agreement, dated October 11, 2016, pursuant to which we may offer for sale, from time to time, up to $150,000,000 in aggregate principal amount of 6.25% notes due 2024 (the “Additional 2024 Notes”) through FBR Capital Markets & Co. acting as our sales agent (the “2024 Notes Agent”). Sales of the Additional 2024 Notes, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2024 Notes Agent will receive a commission from us equal to up to 2.00% of the gross sales of any Additional 2024 Notes sold through the 2024 Notes Agent under the agreement. The 2024 Notes Agent is not required to sell any specific principal amount of Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the Additional 2024 Notes.

The Additional 2024 Notes offered hereby will be a further issuance of, are fungible with, rank equally in right of payment with, and form a single series for all purposes under the indenture governing the 2024 Notes initially issued by us on July 14, 2014, May 2, 2016, and June 27, 2016, respectively. The 2024 Notes will mature on July 30, 2024. We will pay interest on the Additional 2024 Notes on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2016. Any purchaser of the Additional 2024 Notes will pay for any interest accrued from the interest payment date preceding the issuance date of the Additional 2024 Notes up to, but excluding, the issuance date of the Additional 2024 Notes. We may redeem the 2024 Notes in whole or in part at any time or from time to time, at the redemption price set forth under the terms of the indenture. The Additional 2024 Notes will be issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The Additional 2024 Notes will be our direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

The 2024 Notes are listed on the NYSE, and trade on the NYSE under the symbol “HTGX.” The Additional 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the Additional 2024 Notes that is not reflected in the trading price.

Subsequent to September 30, 2016 and as of October 31, 2016, we sold 137,250 notes for approximately $3.5 million in aggregate principal amount. As of October 31, 2016 approximately $146.5 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

ATM Equity Program Issuances

Subsequent to September 30, 2016 and as of October 31, 2016, we sold 786,000 shares of common stock for total accumulated net proceeds of approximately $10.6 million, including $107,000 of offering expenses, under our ATM equity distribution agreement with JMP. As of October 31, 2016 approximately 2.4 million shares remain available for issuance and sale under the equity distribution agreement.

Portfolio Company Developments

As of October 31, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to September 30, 2016 the following portfolio companies announced liquidity events:

1.

In October 2016, Napo Pharmaceuticals, a company that focuses on the development and commercialization of proprietary pharmaceuticals for the global marketplace in collaboration with local partners, signed a non-binding letter-of-intent (“LOI”) to merge with our portfolio company Jaguar Animal Health, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2016, approximately 92.9% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
(100)	$(963)	$—	$(963)
100	$7,391	$—	$7,391
200	$17,693	$—	$17,693
300	$29,107	$—	$29,107
400	$40,654	$—	$40,654
500	$52,337	$—	$52,337

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2016 we did not engage in interest rate (or foreign currency) hedging activities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2016 that represent greater than 5% of our net assets:

	September 30, 2016
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$104,447	13.9%
Sungevity Development, LLC.	$65,684	8.7%
Actifio, Inc.	$40,681	5.4%

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

We may be subject to restrictions on our ability to pay dividends and other distributions.

Restrictions imposed on the declaration of dividends or other distributions to holders of our common stock, by both the 1940 Act and by requirements imposed by rating agencies, might impair our ability to be subject to U.S. federal income taxation as a RIC. While we intend to prepay our Notes and other debt to the extent necessary to enable us to distribute our income as required to maintain our ability to be subject to U.S. federal income taxation as a RIC, there can be no assurance that such actions can be effected in time to satisfy the requirements set forth in the Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the nine months ended September 30, 2016, we issued 110,858 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.3 million.

Stock Repurchase Plan

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock and on February 17, 2016, the Board of Directors extended the program until August 23, 2016, after which the plan expired.

During the nine months ended September 30, 2016, the Company made the following repurchases pursuant to the repurchase plans. The Company did not make any repurchases pursuant to the repurchase plans during the three months ended September 30, 2016.

(in thousands, except share and per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan (1)
January 1, 2016 - January 31, 2016 (2)	449,588	$10.64	449,588	$40,579
Total	449,588	$10.64	449,588	$40,579

(1)

Note that all repurchase activity per the table above was made pursuant to the stock repurchase plan authorized by the Company’s Board of Directors on February 24, 2015 and replaced on August 27, 2015 after the plan initially expired on August 24, 2015. The plan permits the Company to repurchase up to $50.0 million of its common stock, including the repurchases made on August 24, 2015. The plan expired on August 23, 2016.

(2)	Note that there was no repurchase activity during the months of February, March, April, May, June, July, August, and September 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Form of 6.25% Note due 2024, dated July 5, 2016 (Additional July 2024 Note).(1)
10.1

First Amendment to the Loan and Security Agreement, dated as of July 14, 2016, by and among Hercules Funding III LLC as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(2)

10.2	Form of Amended and Restated Indemnification Agreement.(3)
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the Nine Months Ended September 30, 2016

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	September 30,
		Credited to	2015	Gross	Gross	Appreciation/	2016
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
SkyCross, Inc.(5)	Senior Debt	$—	$—	$16,900	$(13,479)	$(3,421)	$—
	Preferred Warrants	—	—	394	(394)	—	—
Achilles Technology Management Co II, Inc.(5)	Senior Debt	15	—	991	—	—	991
	Common Stock	—	—	4,000	—	—	4,000
Total Control Investments		$15	$—	$22,285	$(13,873)	$(3,421)	$4,991

Affiliate Investments
Optiscan BioMedical, Corp.	Senior Debt	$12	$—	$431	$(431)	$—	$—
	Preferred Stock	—	6,661	962	—	(2,688)	4,934
	Preferred Warrants	—	313	—	—	(145)	168
Stion Corporation	Senior Debt	133	1,013	—	(1,379)	1,187	821
Total Affiliate Investments		$145	$7,986	$1,393	$(1,810)	$(1,646)	$5,923
Total Control and Affiliate Investments		$160	$7,986	$23,678	$(15,683)	$(5,067)	$10,914

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of September 30, 2016
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(5)

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on a portfolio company’s board. In June 2016 the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September 2016 the Company made a $1.0 million debt investment in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. The Company’s investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: November 3, 2016	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 3, 2016	/S/ MARK R. HARRIS
Mark R. Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of 6.25% Note due 2024, dated July 5, 2016 (Additional July 2024 Note).(1)
10.1

First Amendment to the Loan and Security Agreement, dated as of July 14, 2016, by and among Hercules Funding III LLC as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(2)

10.2	Form of Amended and Restated Indemnification Agreement.(3)
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.