Form 10-K
period 2016-12-31
Hercules Capital, Inc.
filed 2017-02-23
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $888.3 million based upon a closing price of $12.42 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 17, 2017, there were 82,791,403 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

HERCULES CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Hercules Capital, Inc., our logo and other trademarks of Hercules Capital, Inc. are the property of Hercules Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

 In this Annual Report on Form 10-K, or Annual Report, the “Company,” “Hercules,” “HTGC,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts on or after February 25, 2016 and “Hercules Technology Growth Capital, Inc.” and its wholly owned subsidiaries and its affiliated securitization trusts prior to February 25, 2016 unless the context otherwise requires.

PART I

Item 1.	Business

GENERAL

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT and San Diego, CA.

Our goal is to be the leading structured debt financing provider for venture capital-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products. We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the sustainable and renewable technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value (“NAV”) by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the Investment Company Act of 1940, as amended, or the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned small business investment companies, or SBICs. Our SBIC subsidiaries, Hercules Technology II, L.P., or HT II, and Hercules Technology III, L.P., or HT III, hold approximately $100.0 million and $261.8 million in assets, respectively, and accounted for approximately 5.3% and 13.9% of our total assets, respectively, prior to consolidation at December 31, 2016. As of December 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration, or SBA, guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. At December 31, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board of Directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the SBA and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “Regulation.”

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and, to a lesser extent, in foreign companies.

Effective January 1, 2006, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements. As an investment company, we follow accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”).

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT and San Diego, CA. We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

We file annual, quarterly and current periodic reports, proxy statements and other information with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s public reference room by calling the SEC at (202) 551-8090. In addition, the SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, who file documents electronically with the SEC.

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

Structured Debt with Warrants Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that technology-related companies and their financial sponsors will continue to view structured debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our structured debt with warrants products provide access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many technology-related companies at all stages of development target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period sometimes required prior to liquidity events.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 370 technology-related companies, representing almost $6.5 billion in commitments from inception to December 31, 2016, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

We focus our investing activities generally in industries in which our investment professionals have investment experience. We believe that our focus on financing technology-related companies will enable us to leverage our expertise in structuring prospective investments, to assess the value of both tangible and intangible assets, to evaluate the business prospects and operating characteristics of technology-related companies and to identify and originate potentially attractive investments with these types of companies.

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities (typically between 24-48 months), security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment. Although we do not currently engage in hedging transactions, we may engage in hedging transactions in the future utilizing instruments such as forward contracts, currency options and interest rate swaps, caps, collars, and floors.

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

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that only invest in companies that fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt, including below-investment grade debt instruments (also known as “junk bonds”), to equity capital, with a focus on structured debt with warrants.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (“SQL”) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2016, our proprietary SQL-based database system included approximately 46,500 technology-related companies and approximately 9,500 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 5.8% to 12.5% as of December 31, 2016. As of December 31, 2016, approximately 92.1% of our loans were at floating rates or floating rates with a floor and 7.9% of the loans were at fixed rates.

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

In addition, the majority of our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities that are considered original issue discounts (“OID”) to our loans and are designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering (“IPO”). The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between two and seven years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 12.5% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts of $1.0 million to $3.0 million but may be up to $15.0 million, carry a contractual interest rate between Prime and Prime plus 9.0%, and have an average term between three and four years. Equipment loans may also include exit fee payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2016, we held warrant and equity-related securities in 167 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2016, approximately 73.4% of the fair value of our portfolio was composed of investments in five industries: 29.7% was composed of investments in the drug discovery and development industry, 15.4% was composed of investments in the software industry, 10.9% was composed of investments in the sustainable and renewable technology industry, 9.7% was composed of investments in the media/ content/ info industry and 7.7% was composed of investments in the drug delivery industry.

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

Exit Strategy. Prior to making a debt investment that is accompanied by an equity-related security in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an IPO, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

Investment Process

We have organized our management team around the four key elements of our investment process:

•	Origination;
•	Underwriting;
•	Documentation; and
•	Loan and Compliance Administration.

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2016, our investment origination team, which consists of approximately 33 investment professionals, is headed by our Chief Investment Officer and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

Loan and Compliance Administration

Our investment committee, supported by our investment team, credit team, and finance department, administers loans and track covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The investment team, credit team, and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the Audit Committee of our Board of Directors, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

At December 31, 2016, our investments had a weighted average investment grading of 2.41.

Managerial Assistance

As a business development company, we are required to offer, and provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may, from time to time, receive fees for these services. In the event that such fees are received, they are incorporated into our operating income and are passed through to our stockholders, given the nature of our structure as an internally managed business development company. See “—Regulation—Significant Managerial Assistance” for additional information.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

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

EMPLOYEES

As of December 31, 2016, we had 64 employees, including approximately 33 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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
(b)	is not an investment company (other than a SBIC wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
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

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business Structure—Because we have substantial indebtedness, there could be increased risk in investing in our company.” On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are SBICs from the 200% asset coverage requirement applicable to us.

Capital Structure

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, at a price below the current NAV of the common stock, or sell warrants, options or other rights to acquire such common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders have approved the practice of making such sales.

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

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are SBICs from the 200% asset coverage requirement applicable to us.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through our two wholly-owned SBIC subsidiaries, HT II and HT III. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2016, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

HT II and HT III hold approximately $100.0 million and $261.8 million in assets, respectively, and accounted for approximately 5.3% and 13.9% of our total assets prior to consolidation at December 31, 2016.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto. Except as otherwise noted, this discussion assumes you are a taxable U.S. person (as defined for U.S. federal income tax purposes) and that you hold your shares of our stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This discussion is based upon current provisions of the Code, the regulations promulgated thereunder and judicial and administrative authorities, all of which are subject to change or differing interpretations by the courts or the Internal Revenue Service (the “IRS”), possibly with retroactive effect. No attempt is made to present a detailed explanation of all U.S. federal income tax concerns affecting us and our shareholders (including shareholders subject to special rules under U.S. federal income tax law).

The discussions set forth herein do not constitute tax advice. We have not sought and will not seek any ruling from the IRS regarding any matters discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to those set forth below. This summary does not discuss any aspects of foreign, state or local tax. Prospective investors must consult their own tax advisers as to the U.S. federal income tax consequences (including the alternative minimum tax consequences) of acquiring, holding and disposing of shares of our stock, as well as the effects of state, local and non-U.S. tax laws.

Election to be Subject to Tax as a RIC

Through December 31, 2005, we were subject to U.S. federal income tax as an ordinary corporation under Subchapter C of the Code. Effective beginning on January 1, 2006 we met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our U.S. federal income tax return for 2006. To qualify as a RIC we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, in respect of each taxable year, dividends for federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the “Annual Distribution Requirement.” Upon satisfying these requirements in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for federal income tax purposes, which will allow us to reduce or eliminate our liability for corporate-level income tax.

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

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and
•	distribute dividends for federal income tax purposes to our shareholders of an amount at least equal to the Annual Distribution Requirement;

We generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year.

As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore were not subject to built-in gains tax when we sold those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends for U.S. federal income tax purposes to our stockholders.

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
o

at the close of each quarter of each taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

o

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

We may invest in partnerships which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.  In addition, some of the income and fees that we may recognize will not satisfy the 90% Income Test.  In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes.  Such corporations generally will be subject to corporate income taxes on their earnings, which ultimately will reduce our return on such income and fees.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year (subject to certain deferrals and elections), (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). We are not subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

Under applicable Treasury regulations and other administrative guidance issued by the IRS, we are permitted to treat certain distributions payable in our stock as taxable distributions that will satisfy the Annual Distribution Requirement as well as the Excise Tax Avoidance Requirement provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such distributions will be required to include the full amount of the such distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to make taxable distributions that are payable in part in our common stock.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued is generally required to be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level income taxes.

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC Distribution Requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level income taxes.

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) convert distributions that would otherwise constitute qualified dividend income into ordinary income, (ii) treat distributions that would otherwise be eligible for deductions available to certain U.S. corporations under the Code as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert long-term capital gains into short-term capital gains or ordinary income, (v) convert short-term capital losses into long-term capital losses, (vi) convert an ordinary loss or deduction into a capital loss (the deductibility of which is more limited), (vii) cause us to recognize income or gain without a corresponding receipt of cash, (viii) adversely alter the characterization of certain complex financial transactions, and (ix) produce gross income that will not constitute qualifying gross income for purposes of the 90% Income Test. These rules also could affect the amount, timing and character of distributions to stockholders.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income.” If our otherwise deductible expenses in a given taxable year exceed our ordinary taxable gross income (e.g., as the result of large amounts of equity-based compensation), we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry back or carry forward net operating losses, respectively, to prior and subsequent taxable years, and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and generally use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the aggregate net income we actually earned during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

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

If we acquire the equity securities of certain foreign corporations that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our liability for any such taxes and related interest charges.

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year.  In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a foreign corporation

Our functional currency, for U.S. federal income tax purposes, is the U.S. dollar. Under the Code, foreign exchange gains and losses realized by us in connection with certain transactions involving foreign currencies, or payables or receivables denominated in a foreign currency, as well as certain non-U.S. dollar denominated debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, and similar financial instruments are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) also could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 20% maximum U.S. federal income tax rate if earned by certain U.S. resident non-corporate stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions generally would be eligible for the dividends-received deduction with respect to distributions current and accumulated earnings and profits if earned by certain U.S. resident corporate stockholders. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that taxable year and dispose of any earnings and profits from any taxable year in which we failed to qualify as a RIC. Subject to a limited exception applicable to a corporation that qualified as a RIC under Subchapter M of the Code for at least one taxable year prior to disqualification and that requalify as a RIC no later than the second taxable year following the nonqualifying taxable year, we also could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five taxable years, unless we made a special election to incur a corporate-level income tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the NAV per share of our common stock quarterly. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2016, approximately 97.3% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain portfolio investments. We engage independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

We intend to continue to engage an independent valuation firm to provide management with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

ASC Topic 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC Topic 820 also requires disclosures for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Under this process, we also evaluate the collateral for recoverability of the debt investment. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

Our process includes an analysis of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We value our syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Debt investments that are traded on a public exchange are valued at the prevailing market price as of the valuation date.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2016, there were no material past due escrow receivables.

Determinations In Connection With Offerings

In connection with each offering of shares of our common stock, the Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current NAV at the time at which the sale is made, unless it is determined by the Board of Directors that such sale is in the best interests of our stockholders and such sale is otherwise approved by our stockholders. The Board of Directors considers the following factors, among others, in making such determination:

•	the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;
•

our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV to the period ending two days prior to the date of the sale of our common stock; and

•

the magnitude of the difference between (i) a value that our Board of Directors or an authorized committee thereof has determined reflects the current NAV of our common stock, which is generally based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate NAV in connection with each offering of shares of our common stock, but instead it involves the determination by the Board of Directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV at the time at which the sale is made.

Moreover, to the extent that there is a possibility that we may (i) issue shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we will provide to the SEC in a registration statement to which a prospectus will be a part) to suspend the offering of shares of our common stock pursuant to a prospectus if the NAV fluctuates by certain amounts in certain circumstances until such prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such, events or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

Item 1A.	Risk Factors

Investing in our securities may be speculative and involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Business Structure

As an internally managed business development company, we are dependent upon key management personnel for their time availability and for our future success and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed business development company, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our senior management. We depend upon the members of our senior management as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of any senior management members we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with our senior management that restricts them from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

As an internally managed business development company, our compensation structure is determined and set by our Board of Directors. This structure currently includes salary and bonus and incentive compensation, which is issued through grants and subsequent vesting of restricted stock. We are not generally permitted by the 1940 Act to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to compensation owing to our granting of restricted stock as incentive compensation.

Members of our senior management may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed business development companies that are not subject to the same limitations on incentive-based compensation that we, as an internally managed business development company are subject to.  We do not currently have agreements with our senior management that prohibit them from leaving and competing with our business.  A departure by one or more members of our senior management could have a negative impact on our business, financial condition and results of operations.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid being subject to excise taxes and to minimize or avoid being subject to income taxes, we intend to make distributions to our stockholders treated as dividends for federal income tax purposes generally of an amount at least equal to substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their NAVs. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV. If our common stock trades below its NAV, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline. In addition, our results of operations and financial condition could be adversely affected.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our NAV.

At December 31, 2016, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 97.3% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Because we have substantial indebtedness, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leverage would cause the NAV attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not used leverage. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. If we are not able to service our substantial indebtedness, our business could be harmed materially.

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”), our 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, our 2024 Notes and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2016, we had approximately $5.0 million of indebtedness outstanding on the Wells Facility and no borrowings outstanding under the Union Bank Facility. In addition, as of December 31, 2016, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $110.4 million in aggregate principal amount of 7.00% notes due 2019 (the “2019 Notes”), which we have publicly announced our intention to redeem on February 24, 2017, approximately $252.9 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”) and approximately $109.2 million in aggregate principal amount of fixed rate asset-backed notes  issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”).

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

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2016 our asset coverage ratio under our regulatory requirements as a business development company was 265.0% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 218.0% when including all SBA leverage.

Based on assumed leverage equal to 84.7% of our net assets as of December 31, 2016, our investment portfolio would have been required to experience an annual return of at least 2.7% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(23.51%)	(14.22%)	(4.93%)	4.36%	13.65%

(1)

Assumes $1.5 billion in total assets, $667.7 million in debt outstanding, $787.9 million in stockholders’ equity, and an average cost of funds of 5.8%, which is the approximate average cost of borrowed funds, including our Credit Facilities, 2019 Notes, 2024 Notes, our SBA debentures and our 2021 Asset-Backed Notes for the period ended December 31, 2016. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities, the 2019 Notes and the 2024 Notes contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2019 Notes and the 2024 Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our Credit Facilities, the 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, and the 2024 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2019 Notes or 2024 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

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

As a result of the 2014 Debt Securitization, we hold, indirectly through the 2014 Trust Depositor, 100% of the equity interests in the 2014 Securitization Issuer. As a result, we consolidate the financial statements of the 2014 Trust Depositor and the 2014 Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because the 2014 Trust Depositor and the 2014 Securitization Issuer is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the 2014 Trust Depositor, and by the 2014 Trust Depositor to the 2014 Securitization Issuer, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, a failure of the 2014 Securitization Issuer to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2014 Debt Securitization, upon which the trustee under the 2014 Debt Securitization (the “2014 Trustee”), may and will at the direction of a supermajority of the holders of the 2021 Asset-Backed Notes (the “2021 Noteholders”), declare the 2021 Asset-Backed Notes, to be immediately due and payable and exercise remedies under the applicable indenture, including (i) to institute proceedings for the collection of all amounts then payable on the 2021 Asset-Backed Notes, or under the applicable indenture, enforce any judgment obtained, and collect from the 2014 Securitization Issuer and any other obligor upon the 2021 Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the applicable indenture with respect to the property of the 2014 Securitization Issuer; (iii) exercise any remedies as a secured party under the relevant Uniform Commercial Code and take other appropriate action under applicable law to protect and enforce the rights and remedies of the 2014 Trustee and the 2021 Noteholders; or (iv) sell the property of the 2014 Securitization Issuer or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. Other than in certain limited situations such as rights offerings, as a business development company, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

We believe that most of the senior loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

•

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We elected to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, asset diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify as a RIC for any reason and become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, earned from your investment in our common stock.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

In accordance with U.S. federal tax requirements, we are required to include in income for tax purposes certain amounts that we have not yet received in cash, such as OID and contractual PIK interest arrangements, which represent contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in OID for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute in order to be subject to tax as a RIC. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related OID, if ever, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with IRS requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate OID in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to make distributions each taxable year to our stockholders treated as dividends for federal income tax purposes generally of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. Under such circumstances, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify to be subject to tax as a RIC and, thus, become subject to a corporate-level income tax on all our taxable income (including any net realized securities gains).

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

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company”.

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

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our Credit Facilities limit our ability to declare distributions to our stockholders if we default under certain provisions of our Credit Facilities.

We have and may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under applicable Treasury regulations and other administrative authorities issued by the IRS, RICs are permitted to treat certain distributions payable in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that stockholders have the opportunity to elect to receive all or a portion of such distribution in cash. Taxable stockholders receiving distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable distributions that are partially payable in our common stock.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2016, approximately 92.1% of our loans were at floating rates or floating rates with a floor and 7.9% of the loans were at fixed rates.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2016, we did not engage in any hedging activities.

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

During the year ended December 31, 2016, we reduced our realized gain by approximately $146,000 for Citigroup’s participation from the acquisition proceeds we received on equity exercised from warrants that were included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $16,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation and the acquisition proceeds received on our Ping Identity Corporation equity investment. The remaining value of their participation right on unrealized gains in the related equity investments was approximately $127,000 as of December 31, 2016 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid approximately $2.4 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup warrant participation agreement are set to expire in January 2017.

Legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If recent legislation introduced in the U.S. House of Representatives is passed, or similar legislation is introduced, it would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

Two of our wholly-owned subsidiaries are licensed by the U.S. SBA, and as a result, we will be subject to SBA regulations, which could limit our capital or investment decisions.

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $100.0 million and $261.8 million in assets, respectively, and they accounted for approximately 5.3% and 13.9% of our total assets, respectively, prior to consolidation at December 31, 2016. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.

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

HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum combined capacity for our SBIC subsidiaries under our existing licenses. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange (“NYSE”) have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, as amended, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to maintain compliance with such rules, or for our management to appropriately address issues relating to our compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance.  While our management team takes reasonable efforts to ensure that we are in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

We may be subject to restrictions on our ability to make distributions to our stockholders.

Restrictions imposed on the declaration of dividends or other distributions to holders of our common stock, by both the 1940 Act and by requirements imposed by rating agencies, might impair our ability to be subject to tax as a RIC. While we intend to prepay our Notes and other debt to the extent necessary to enable us to distribute our income as required to maintain our ability to be subject to tax as a RIC, there can be no assurance that such actions can be effected in time or in a manner to satisfy the requirements set forth in the Code.

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

The government of the United Kingdom (“U.K.”) held an in-or-out referendum on the U.K.’s membership in the EU on June 23, 2016. The referendum resulted in a vote in favor of the exit of the U.K. from the EU (“Brexit”).  A process of negotiation will follow that will determine the future terms of the U.K.’s relationship with the EU The uncertainty in the wake of the referendum could have a negative impact on both the U.K. economy and the economies of other countries in Europe.  The Brexit process also may lead to greater volatility in the global currency and financial markets, which could adversely affect us.  In connection with investments in non-U.S. issuers, we may engage in foreign currency exchange transactions but is not required to hedge its currency exposure. As such, we make investments that are denominated in British pound sterling or euros. Our assets are generally valued in U.S. dollars, and the depreciation of the British pound sterling and/or the euro in relation to the U.S. dollar in anticipation of Brexit would adversely affect our investments denominated in British pound sterling or euros that are not fully hedged regardless of the performance of their underlying issuers. Global central banks may maintain historically low interest rates longer than was anticipated prior to the Brexit vote, which could adversely affect our income and the level of our distributions.

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

As of December 31, 2016, we had approximately $59.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR, across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

As of December 31, 2016, approximately 73.4% of the fair value of our portfolio was composed of investments in five industries: 29.7% was composed of investments in the drug discovery and development industry, 15.4% was composed of investments in the software industry, 10.9% was composed of investments in the sustainable and renewable technology industry, 9.7% was composed of investments in the media/content/info industry and 7.7% was composed of investments in the drug delivery industry.

As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2016 that represent greater than 5% of our net assets:

	December 31, 2016
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$105,812	13.4%
Insmed, Incorporated	55,495	7.0%
Sorrento Therapeutics, Inc.	48,701	6.2%
Sungevity, Inc.	44,626	5.7%
Proterra, Inc.	41,476	5.3%
Actifio, Inc.	41,091	5.2%
Paratek Pharmaceuticals, Inc.	40,784	5.2%

Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.

Insmed Incorporated is a biopharmaceutical company that focuses on the development of inhaled pharmaceuticals for the site-specific treatment of serious lung diseases.

Sorrento Therapeutics, Inc. is an antibody-centric, clinical stage biopharmaceutical company developing new treatments for cancer, pain management, inflammation, and autoimmune diseases.

Sungevity Development, LLC. is a global residential solar energy provider focused on making it easy and affordable for homeowners to benefit from solar power.

Proterra, Inc. designs and manufactures zero-emission vehicles that enable bus fleet operators to eliminate the dependency on fossil fuels and to significantly reduce operating costs.

Actifio, Inc. is a software company that helps global enterprise customers and service provider partners virtualize their data in order to improve their data resiliency, agility, and mobility while reducing cost and operational complexity.

Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.

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

We have invested, and expect to continue to invest, a portion of our portfolio in publicly traded companies or companies that are in the process of completing their IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

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

Additionally, following the inauguration of President-elect Trump on January 20, 2017, it is possible that new legislation will be introduced and passed by the Republican-controlled Congress repealing certain healthcare laws and regulation in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration.  Because of the continued uncertainty surrounding the healthcare industry, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio.

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

At December 31, 2016, approximately 42.0% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 46.7% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 8.2% of the our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 3.1%  of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At December 31, 2016 we had no equipment only liens on any of our portfolio companies.

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

We may from time-to-time provide loans that will be collateralized only by equipment of the portfolio company. If the portfolio company defaults on the loan we would take possession of the underlying equipment to satisfy the outstanding debt. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. At December 31, 2016, we had no equipment-based loans.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $61.7 million or 4.3% of total investments at December 31, 2016. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

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

We invest primarily in debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to incur other debt, or issue other equity securities, that rank equally with, or senior to, our investment. Such instruments may provide that the holders thereof are entitled to receive payment of distributions, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on a pari passu basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

During 2016, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $435.2 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 6.7% of the outstanding value of our investment portfolio as of December 31, 2016. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Our common stock may trade below its NAV per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If our common stock trades below NAV, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our 4.375% convertible notes issued in January 2017 and due in 2022, or “2022 Convertible Notes”, into common stock),  could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We may periodically obtain the approval of our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we receive such approval from the stockholders, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

We may periodically obtain the approval of our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. Such approval has allowed and may again allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current NAV per share of our common stock is subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

Any sale or other issuance of shares of our common stock at a price below NAV per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then current NAV in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

If we conduct an offering of our common stock at a price below NAV, investors are likely to incur immediate dilution upon the closing of the offering.

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, at a price below the current NAV of the common stock, or sell warrants, options or other rights to acquire such common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and our stockholders have approved the practice of making such sales.

In connection with the receipt of such stockholder approval, we will limit the number of shares that it issues at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of NAV per share. If we were to issue shares at a price below NAV, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the NAV per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the year ended December 31, 2016.

We may allocate the net proceeds from an offering in ways with which you may not agree.

We have significant flexibility in investing the net proceeds of an offering and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

If we issue preferred stock, debt securities or convertible debt securities, the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV and market value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividend distributions. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt.

In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the Board of Directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our ability to be subject to tax as a RIC.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If your debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if your debt securities are subject to mandatory redemption, we may be required to redeem your debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Our shares may trade at discounts from NAV or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have historically traded above and below our NAV. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV may decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein on the market value of or trading market for the publicly issued debt securities.

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

Our stockholders may experience dilution upon the conversion of our 2022 Convertible Notes.

Our 2022 Convertible Notes, issued in January 2017, are convertible into shares of our common stock beginning on August 1, 2021 or, under certain circumstances, earlier. Upon conversion of the 2022 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The initial conversion price of the 2022 Convertible Notes is $16.41, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our NAV per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2022 Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All distributions in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year generally will not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis generally treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares. The tax liability to stockholders upon the sale of shares may increase even if such shares are sold at a loss.

Our common stock price has been and continues to be volatile and may decrease substantially.

As with any company, the price of our common stock will fluctuate with market conditions and other factors, which include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;
•	any inability to deploy or invest our capital;
•	fluctuations in interest rates;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	the financial performance of specific industries in which we invest in on a recurring basis;
•	announcement of strategic developments, acquisitions, and other material events by us or our competitors, or operating performance of companies comparable to us;
•	changes in regulatory policies or tax guidelines with respect to RICs, SBICs or business development companies;
•	losing our ability to either qualify or be subject to U.S. federal income tax as a RIC;
•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;
•	changes in the value of our portfolio of investments;
•	realized losses in investments in our portfolio companies;
•	general economic conditions and trends;
•	inability to access the capital markets;
•	loss of a major funded source; or
•	departure of key personnel.

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

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then you will experience an immediate dilution of the aggregate NAV of your shares.

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

In addition, if the subscription price is less than the NAV per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

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

The 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, and 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2019 Notes and 2024 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2019 Notes and 2024 Notes.

The 2019 Notes and 2024 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, and 2024 Notes are obligations exclusively of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2019 Notes and 2024 Notes and neither the 2019 Notes nor the 2024 Notes is required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2019 Notes and 2024 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes and 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be structurally subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes and 2024  Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes and 2024 Notes.

The indentures under which the 2019 Notes and 2024 Notes were issued contain limited protection for their respective holders.

The indentures under which the 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, and 2024 Notes were issued offers limited protection to their respective holders. The terms of the indenture and the 2019 Notes and 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2019 Notes and 2024 Notes. In particular, the terms of the indentures and the 2019 Notes and 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

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

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2019 Notes and 2024 Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash distributions upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution or the purchase and after deducting the amount of such distribution or purchase);

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

In the indenture and the 2019 Notes and 2024 Notes do not require us to offer to purchase the 2019 Notes and 2024 Notes in connection with a change of control or any other event.

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

Although the 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, are listed on the NYSE under the symbol “HTGZ,” in the case of the April 2019 Notes, “HTGY” in the case of the September 2019 Notes “HTGX,” in the case of the 2024 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the April 2019 Notes, the September 2019 Notes and the 2024 Notes or that any of the notes will be able to be sold. At various times, the 2019 Notes and 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2019 Notes and 2024 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2019 Notes and 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, and 2024 Notes and substantially decrease the market value of the 2014 Notes and 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility or Union Bank Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility or Union Bank Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2019 Notes and the 2024 Notes, the Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT and San Diego, CA.

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

	Price Range
Quarter Ended	High	Low
March 31, 2015	$15.27	$13.47
June 30, 2015	$13.37	$11.25
September 30, 2015	$12.23	$9.99
December 31, 2015	$12.44	$10.23
March 31, 2016	$12.39	$10.03
June 30, 2016	$12.43	$11.74
September 30, 2016	$14.00	$12.42
December 31, 2016	$14.25	$12.90

The last reported price for our common stock on February 17, 2017 was $15.17 per share.

As of January 25, 2017, we had approximately 50,923 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 87 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the NAV per share. The possibilities that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. At times, our shares of common stock have traded at a premium to NAV or at a significant discount to the NAV per share.

SALES OF UNREGISTERED SECURITIES

During 2016 and 2015, the Board of Directors elected to receive approximately $250,000 and $300,000, respectively, of their compensation in the form of common stock and we issued 18,600 and 27,132 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.  During 2014, the Board of Directors did not elect to receive compensation in the form of common stock.

During 2016, 2015 and 2014, we issued approximately 144,308, 199,894 and 96,976 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2016, 2015 and 2014 were approximately $1.8 million, $2.4 million and $1.5 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

DISTRIBUTION POLICY

In order to be subject to tax as a RIC, we must distribute to our stockholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for U.S. federal income tax purposes.

However, as a RIC we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.  See “Item 1. Business— Regulation.”

The following table summarizes our distributions declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 24, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
			$12.78

*	Distributions paid in cash and stock.

On February 16, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 13, 2017 to shareholders of record as of March 6, 2017. This distribution represents our forty-sixth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $12.78 per share.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any distributions paid in excess of a stockholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2016, 2015, and 2014, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of the 2017 distributions that we anticipate would be made to stockholders.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During 2016, 2015, and 2014, the Company issued approximately 144,308, 199,894 and 96,976 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on January 1, 2012, a person invested $100 in each of our common stock, the NYSE Composite Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Balance sheet data:
Investments, at value	$1,423,942	$1,200,638	$1,020,737	$910,295	$906,300
Cash and cash equivalents	13,044	95,196	227,116	268,368	182,994
Total assets	1,464,204	1,334,761	1,299,223	1,221,715	1,123,643
Total liabilities	676,260	617,627	640,359	571,708	607,675
Total net assets	787,943	717,134	658,864	650,007	515,968

Other Data:
Total return (3)	26.87%	(9.70%)	(1.75%)	58.49%	28.28%
Total debt investments, at value	1,328,803	1,110,209	923,906	821,988	827,540
Total warrant investments, at value	27,485	22,987	25,098	35,637	29,550
Total equity investments, at value	67,654	67,442	71,733	52,670	49,210
Unfunded Commitments (2)	59,683	75,402	147,689	69,091	19,265
Net asset value per share (1)	$9.90	$9.94	$10.18	$10.51	$9.75

(1)	Based on common shares outstanding at period end
(2)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

(3)

The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the issuance. The total return does not reflect any sales load that must be paid by investors.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Investment income:
Interest	$158,727	$140,266	$126,618	$123,671	$87,603
Fees	16,324	16,866	17,047	16,042	9,917
Total investment income	175,051	157,132	143,665	139,713	97,520
Operating expenses:
Interest	32,016	30,834	28,041	30,334	19,835
Loan fees	5,042	6,055	5,919	4,807	3,917
General and administrative:
Legal expenses	4,823	3,079	1,366	1,440	799
Other expenses	11,283	13,579	8,843	7,914	7,309
Total general and administrative	16,106	16,658	10,209	9,354	8,108
Employee Compensation:
Compensation and benefits	22,500	20,713	16,604	16,179	13,326
Stock-based compensation	7,043	9,370	9,561	5,974	4,227
Total employee compensation	29,543	30,083	26,165	22,153	17,553
Total operating expenses	82,707	83,630	70,334	66,648	49,413
Other income (loss)	8,000	(1)	(1,581)	—	—
Net investment income	100,344	73,501	71,750	73,065	48,107
Net realized gain on investments	4,576	5,147	20,112	14,836	3,168
Net change in unrealized appreciation (depreciation) on investments	(36,217)	(35,732)	(20,674)	11,545	(4,516)
Total net realized and unrealized gain (loss)	(31,641)	(30,585)	(562)	26,381	(1,348)
Net increase in net assets resulting from operations	$68,703	$42,916	$71,188	$99,446	$46,759
Change in net assets per common share (basic)	$0.91	$0.60	$1.12	$1.67	$0.93
Distributions declared per common share:	$1.24	$1.24	$1.24	$1.11	$0.95

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc. that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	our informal relationships with third parties including in the venture capital industry;
•	the expected market for venture capital investments and our addressable market;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to access debt markets and equity markets;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax status;
•	our ability to operate as a business development company, a SBIC and a RIC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any distributions;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•	our ability to recover unrealized losses.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT and San Diego, CA.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and NAV by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $100.0 million and $261.8 million in assets, respectively, and accounted for approximately 5.3% and 13.9% of our total assets, respectively, prior to consolidation at December 31, 2016. As of December 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2016, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We have qualified as and have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. Pursuant to this election, we generally will not be subject to corporate-level taxes on any income and gains that we distribute as dividends for federal income tax purposes to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income during each taxable year from qualified earnings, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.4 billion at December 31, 2016 as compared to $1.2 billion at December 31, 2015. The fair value of our debt investment portfolio at December 31, 2016 was approximately $1.3 billion, compared to a fair value of approximately $1.1 billion at December 31, 2015. The fair value of the equity portfolio at December 31, 2016 was approximately $67.6 million, compared to a fair value of approximately $67.4 million at December 31, 2015. The fair value of the warrant portfolio at December 31, 2016 was approximately $27.5 million, compared to a fair value of approximately $23.0 million at December 31, 2015.

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

Our portfolio activity for the years ended December 31, 2016 and 2015 was comprised of the following:

(in millions)	December 31, 2016	December 31, 2015
Debt Commitments (1)
New portfolio company	$624.0	$544.0
Existing portfolio company	171.8	181.7
Total	$795.8	$725.7
Funded and Restructured Debt Investments (2)
New portfolio company	$479.0	$352.5
Existing portfolio company	181.5	341.6
Total	$660.5	$694.1
Funded Equity Investments
New portfolio company	$17.1	$1.0
Existing portfolio company	3.1	17.6
Total	$20.2	$18.6
Unfunded Contractual Commitments (3)
Total	$59.7	$75.4
Non-Binding Term Sheets
New portfolio company	$55.0	$81.0
Existing portfolio company	—	5.0
Total	$55.0	$86.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2016, we received approximately $435.2 million in aggregate principal repayments. Of the approximately $435.2 million of aggregate principal repayments, approximately $111.2 million were scheduled principal payments, and approximately $324.0 million were early principal repayments related to 37 portfolio companies. Of the approximately $324.0 million early principal repayments, approximately $54.9 million were early repayments due to merger and acquisition transactions for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for each of the years ended December 31, 2016 and 2015 was as follows:

(in millions)	December 31, 2016	December 31, 2015
Beginning portfolio	$1,200.6	$1,020.7
New fundings and restructures	680.7	712.3
Warrants not related to current period fundings	0.6	0.1
Principal payments received on investments	(111.2)	(115.1)
Early payoffs	(324.0)	(388.5)
Accretion of loan discounts and paid-in-kind principal	43.6	31.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(6.3)	(1.7)
New loan fees	(10.1)	(9.5)
Warrants converted to equity	0.3	0.4
Sale of investments	(4.4)	(5.2)
Loss on investments due to write offs	(10.0)	(7.5)
Net change in unrealized depreciation	(35.9)	(37.1)
Ending portfolio	$1,423.9	$1,200.6

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,078,779	75.7%	$961,464	80.1%
Senior Secured Debt	277,509	19.5%	171,732	14.3%
Preferred Stock	39,418	2.8%	35,245	2.9%
Common Stock	28,236	2.0%	32,197	2.7%
Total	$1,423,942	100.0%	$1,200,638	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,362,223	95.6%	$1,167,281	97.2%
Netherlands	20,089	1.4%	20,112	1.7%
England	18,395	1.3%	8,884	0.8%
Switzerland	12,377	0.9%	—	0.0%
Canada	8,095	0.6%	595	0.0%
Israel	2,763	0.2%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,423,942	100.0%	$1,200,638	100.0%

As of December 31, 2016, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. All four companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected.  Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2016, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.8% to approximately 12.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $38.2 million of unamortized fees at December 31, 2016, of which approximately $35.8 million was included as an offset to the cost basis of our current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 we had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of our current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2016 we had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments. At December 31, 2015 we had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as a component of the cost basis of our current debt investments and approximately $5.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $7.8 million and $4.7 million in PIK income in the years ended December 31, 2016 and December 31, 2015, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 13.1% and 13.0% during the years ended December 31, 2016 and 2015, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.1% and 14.3% for the years ended December 31, 2016 and 2015, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 26.9% and -9.7% during the years ended December 31, 2016 and 2015, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights.”

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, software, sustainable and renewable technology, media/content/info, drug delivery, medical devices and equipment, internet consumer and business services, consumer and business products, specialty pharmaceuticals, healthcare services, communications and networking, surgical devices, semiconductors, electronics and computer hardware, biotechnology tools, information services, and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2016, approximately 73.4% of the fair value of our portfolio was composed of investments in five industries: 29.7% was composed of investments in the drug discovery and development industry, 15.4% was composed of investments in the software industry, 10.9% was composed of investments in the sustainable and renewable technology industry, 9.7% was composed of investments in the media/content/info industry and 7.7% was composed of investments in the drug delivery industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$422,550	29.7%	$284,266	23.7%
Software	219,559	15.4%	147,237	12.3%
Sustainable and Renewable Technology	154,406	10.9%	159,487	13.3%
Media/Content/Info	137,567	9.7%	95,488	7.9%
Drug Delivery	109,834	7.7%	164,665	13.7%
Medical Devices & Equipment	107,695	7.6%	90,560	7.5%
Internet Consumer & Business Services	97,047	6.8%	88,377	7.4%
Consumer & Business Products	42,713	3.0%	26,611	2.2%
Specialty Pharmaceuticals	38,944	2.7%	52,088	4.3%
Healthcare Services, Other	30,200	2.1%	15,131	1.3%
Communications & Networking	18,019	1.3%	33,213	2.8%
Surgical Devices	12,553	0.9%	11,185	0.9%
Semiconductors	11,326	0.8%	22,705	1.9%
Electronics & Computer Hardware	7,664	0.5%	6,928	0.6%
Biotechnology Tools	7,200	0.5%	719	0.1%
Information Services	6,091	0.4%	1,657	0.1%
Diagnostic	574	0.0%	321	0.0%
Total	$1,423,942	100.0%	$1,200,638	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity-related interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the years ended December 31, 2016 and 2015, our ten largest portfolio companies represented approximately 34.0% and 32.1% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2016 and December 31, 2015, we had seven and two investments, respectively, that represented 5% or more of our net assets. At December 31, 2016 and December 31, 2015, we had seven and four equity investments representing approximately 54.7% and 53.2%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2016 and 2015.

As of December 31, 2016, 91.8% of our debt investments were in a senior secured first lien position with the remaining 8.2% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At December 31, 2016, of the approximately 91.8% of our debt investments in a senior secured first lien position, 42.0% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 46.7% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge; and 3.1% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At December 31, 2016 we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2016, we held warrants in 140 portfolio companies, with a fair value of approximately $27.5 million. The fair value of our warrant portfolio increased by approximately $4.5 million, as compared to a fair value of $23.0 million at December 31, 2015 primarily related to the addition of warrants in 23 new and 13 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $101.0 million to exercise such warrants as of December 31, 2016. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.22x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2016, 2015, and 2014.

(in thousands)			Year Ended December 31, 2016
Portfolio Company	Type	Fair Value at December 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,700	84	(604)	—	—
Total Control Investments		$4,700	$84	$(4,025)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,699	$12	$(3,409)	$—	$—
Stion Corporation	Affiliate	333	148	539	648	—
Total Affiliate Investments		$5,032	$160	$(2,870)	$648	$—
Total Control & Affiliate Investments		$9,732	$244	$(6,895)	$648	$—

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(in thousands)			Year Ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(1)	Represents reversals of prior period collateral based impairments.

In June 2016 our investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016 we also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016 we made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. Our investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

During the year ended December 31, 2015, changes to the capitalization structure of our portfolio company Gelesis, Inc.  reduced our investment below the threshold for classification as an affiliate investment.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2016 and 2015, respectively:

(in thousands)	December 31, 2016			December 31, 2015
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	15	$275,832	20.8%	18	$215,202	19.4%
2	32	590,547	44.4%	47	759,274	68.4%
3	25	329,393	24.8%	6	44,837	4.0%
4	8	58,874	4.4%	4	34,153	3.1%
5	8	74,157	5.6%	10	56,743	5.1%
	88	$1,328,803	100.0%	85	$1,110,209	100.0%

As of December 31, 2016, our debt investments had a weighted average investment grading of 2.41, as compared to 2.16 at December 31, 2015. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The decline in weighted average investment grading at December 31, 2016 from December 31, 2015 is primarily due to the net increase of rated 3 and 4 portfolio companies due to underperformance or near term funding requirements. During the year ended December 31, 2016, a net of nineteen existing portfolio companies were downgraded to a 3 rating and a net of five existing portfolio companies were downgraded to a 4 rating.

At December 31, 2016, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. At December 31, 2015, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2016 and December 31, 2015 is the result of placing two new debt investments on non-accrual status, offset by the liquidation of three debt investments that were on non-accrual at December 31, 2015. For the year ended December 31, 2016, we recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, we recognized realized losses of $419,000 and $430,000 on the liquidation and partial write off, respectively, of two debt investments that were on non-accrual as of December 31, 2015.

Results of Operations

Comparison of periods ended December 31, 2016 and 2015

Investment Income

Interest Income

Total investment income for the year ended December 31, 2016 was approximately $175.1 million as compared to approximately $157.1 million for the year ended December 31, 2015.

Interest income for the year ended December 31, 2016 totaled approximately $158.7 million as compared to approximately $140.3 million for the year ended December 31, 2015. The increase in interest income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods, slightly offset by a reduction in the acceleration of income due to early repayments and other one-time events during the period.

Of the $158.7 million in interest income for the year ended December 31, 2016, approximately $152.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $6.6 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $130.4 million and $9.9 million, respectively, of the $140.3 million interest income for the year ended December 31, 2015.

The following table shows the PIK-related activity, for the years ended December 31, 2016 and 2015, at cost:

	Year Ended December 31,
(in thousands)	2016	2015
Beginning PIK loan balance	$5,149	$6,250
PIK interest income during the period	7,825	4,658
PIK accrued (capitalized) to principal but not recorded as income during the period	(2,146)	—
Payments received from PIK loans	(632)	(5,483)
Realized loss	(266)	(276)
Ending PIK loan balance	$9,930	$5,149

The increase in PIK interest income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 is due to overall portfolio growth, or more specifically, an increase in the weighted average principal outstanding for loans which bear PIK interest and a decrease in the number of PIK loans which paid-off during the period. PIK receivable represents less than 1% of total debt investments as of December 31, 2016 and December 31, 2015, respectively

Fee Income

Income from commitment, facility and loan related fees for the year ended December 31, 2016 totaled approximately $16.3 million as compared to approximately $16.9 million for the year ended December 31, 2015. The decrease in fee income is primarily attributable to a decrease in the acceleration of unamortized fees due to early repayments and one-time fees during the period.

Of the $16.3 million in income from commitment, facility and loan related fees for the year ended December 31, 2016, approximately $9.5 million represents income from recurring fee amortization and approximately $6.8 million represents income related to the acceleration of unamortized fees during the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $5.8 million and $11.1 million, respectively, of the $16.9 million income for the year ended December 31, 2015.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2016 and 2015, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $82.7 million and $83.6 million during the years ended December 31, 2016 and 2015, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $37.1 million and $36.9 million for the years ended December 31, 2016 and 2015, respectively. Interest and fee expense for the year ended December 31, 2016 as compared to December 31, 2015 increased primarily due to higher weighted average principal balances outstanding on our 2024 Notes related to the issuance of $149.9 million of aggregate principal during the period. The increase in interest and fee expense incurred related to our 2024 notes was partially offset by principal pay-offs and paydowns on our 2016 Convertible Notes, Asset Backed Notes and Credit Facilities during the period.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities –convertible notes), of approximately 5.8% and 6.0% for the years ended December 31, 2016 and 2015, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period, specifically due to the full impact of redemptions on our 2019 Notes and 2016 Convertible Notes which occurred in the prior period, offset by the incremental issuance of our 2024 Notes in fiscal year 2016. Note that we have publicly announced our intention to redeem the remaining 2019 Notes in full on February 24, 2017.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $16.1 million from $16.7 million for the years ended December 31, 2016 and 2015, respectively. This decrease was primarily attributable to a reduction in costs related to strategic hiring objectives and travel and entertainment, slightly offset by an increase in corporate legal and other expenses.

Employee Compensation

Employee compensation and benefits totaled approximately $22.5 million for the year ended December 31, 2016 as compared to approximately $20.7 million for the year ended December 31, 2015. The increase between comparative periods was primarily due to changes in variable incentive compensation related to the achievement of origination and strategic corporate objectives.

Employee stock-based compensation totaled approximately $7.0 million for the year ended December 31, 2016 as compared to approximately $9.4 million for the year ended December 31, 2015. The decrease between comparative periods was primarily related to the number and amount of restricted stock award vesting, specifically the vesting of retention grants issued in 2014 which occurred in the first half of 2016.

Other Income (Loss)

Other income (loss) generally consists of income or losses generated from sources other than our investment portfolio. For the years ended December 31, 2016 and December 31, 2015 it consists of $8.0 million of litigation settlement proceeds and $1,000 of loss on extinguishment of debt, respectively.

Litigation Settlement Proceeds

On December 19, 2016, we entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with all defendants in connection with a litigation matter (“the Action”) filed in November 2014. In connection with the Settlement Agreement, the Action was settled among the parties and the Company received a settlement payment in the amount of $8.0 million. The Settlement Agreement also provides a mutual release by the Company and the defendants of any and all claims and cross-claims that were asserted in the Action, the circumstances and events underlying the Action and attorney’s fees and costs related thereto. The Settlement Agreement does not constitute an admission of liability, fault, or wrongdoing by any party. The settlement payment was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

Loss on Extinguishment of Convertible Notes

Our 6.00% convertible notes due 2016 (the “2016 Convertible Notes”) were fully settled on or before their contractual maturity date of April 15, 2016. Throughout their life, holders of approximately $74.8 million of our 2016 Convertible Notes exercised their conversion rights. These 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the 2016 Convertible Notes and approximately 1.6 million shares of our common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and OID. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2015 was approximately $1,000. We did not record a loss on extinguishment of debt for the year ended December 31, 2016. The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statements of Operations.

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

A summary of realized gains and losses for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Realized gains	$15,202	$12,677
Realized losses	(10,626)	(7,530)
Net realized gains	$4,576	$5,147

During the year ended December 31, 2016, we recognized net realized gains of approximately $4.6 million on the portfolio. These net realized gains included gross realized gains of approximately $15.2 million, primarily from the sale of investments in six portfolio companies, including Box, Inc. ($9.3 million), Celator Pharmaceuticals, Inc. ($1.5 million), Touchcommerce, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), ReachLocal ($610,000) and Hillcreast Laboratories, Inc. ($225,000). These gains were partially offset by gross realized losses of approximately $10.6 million, primarily from the liquidation or write off of our warrant and equity investments in eight portfolio companies and our debt investments in five portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

During the year ended December 31, 2015, we recognized net realized gains of approximately $5.1 million on the portfolio. These net realized gains included gross realized gains of approximately $12.6 million from the sale of investments in seven portfolio companies, including Box, Inc. ($3.2 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000) and $1.5 million from subsequent recoveries on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $7.5 million primarily from the liquidation or write off of our investments in sixteen portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015
Gross unrealized appreciation on portfolio investments	$75,264	$78,991
Gross unrealized depreciation on portfolio investments	(115,867)	(111,926)
Reversal of prior period net unrealized appreciation upon a realization event	(8,525)	(8,707)
Reversal of prior period net unrealized depreciation upon a realization event	13,186	4,599
Net unrealized appreciation (depreciation) attributable to taxes payable	(259)	1,322
Citigroup warrant participation	(16)	(11)
Net unrealized depreciation on portfolio investments	$(36,217)	$(35,732)

During the year ended December 31, 2016, we recorded approximately $36.2 million of net unrealized depreciation, of which $35.9 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $35.9 million, approximately $14.0 million is attributed to net unrealized depreciation on our debt investments which primarily relates to $50.0 million unrealized depreciation for collateral based impairments on eight portfolio companies, offset by the reversal of prior period collateral based impairments of $17.3 million on six portfolio companies and the reversal of  $13.1 million of prior period unrealized depreciation upon payoff or settling of our debt investments. Approximately $22.2 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $7.4 million of unrealized depreciation for collateral based impairments on two portfolio companies, $6.6 million of unrealized depreciation on our public equity portfolio, with the largest concentration in our investment in Box, Inc. and the reversal of $5.4 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc. This unrealized depreciation was partially offset by approximately $245,000 of unrealized appreciation on our warrant investments, which primarily related to $4.8 million of unrealized appreciation on our private portfolio companies, offset by $2.9 million unrealized depreciation on our public portfolio companies related to individual portfolio company performance.

Net unrealized depreciation increased by approximately $259,000 as a result of increased estimated taxes payable on investments held in subsidiaries subject to corporate taxes for the year ended December 31, 2016.

Net unrealized depreciation further increased by approximately $16,000 due to net depreciation on the pool of warrants collateralized under the warrant participation agreement and a decrease in the liability for the acquisition proceeds received on our Ping Identity Corporation equity investment, which had been exercised from warrants that were included in the collateral pool, during the year ended December 31, 2016.

During the year ended December 31, 2015, we recorded approximately $35.7 million of net unrealized depreciation, of which $37.1 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $37.1 million, approximately $14.0 million is attributed to net unrealized depreciation on our debt investments which primarily related to $20.4 million unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of collateral based impairments of $5.6 million on three portfolio companies. Approximately $19.1 million is attributed to net unrealized depreciation on our equity investments which primarily related to $11.4 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $7.8 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc., Atrenta, Inc., Cempra, Inc. Celladon Corporation, Egalet Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $4.0 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $6.0 million of unrealized depreciation on our private portfolio companies related to declining industry performance offset by the reversal of $3.2 million of prior period net unrealized depreciation upon being realized as a loss on the liquidation of our investments in thirteen portfolio companies.

Net unrealized depreciation was offset by approximately $1.3 million as a result of estimated taxes payable on investments held in subsidiaries subject to corporate taxes for the year ended December 31, 2015.

Net unrealized depreciation increased by approximately $11,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by a decrease in the liability for the acquisition proceeds we received on our Atrenta, Inc. equity investment, which had been exercised from warrants that were included in the collateral pool.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation,  for the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(50.0)	$(7.4)	$(1.1)	$(58.5)
Reversals of Prior Period Collateral Based Impairments	17.3	—	0.5	17.8
Reversals due to Debt Payoffs & Warrant/Equity Sales	13.1	(5.4)	(1.0)	6.7
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(1.3)	(6.6)	(2.9)	(10.8)
Level 3 Assets	6.9	(2.8)	4.8	8.9
Total Fair Value Market/Yield Adjustments	5.6	(9.4)	1.9	(1.9)
Total Unrealized Appreciation (Depreciation)	$(14.0)	$(22.2)	$0.3	$(35.9)

	Year Ended December 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(20.4)	$(0.2)	$(0.4)	(21.0)
Reversals of Prior Period Collateral Based Impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	6.2	(7.8)	3.2	1.6
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(1.1)	(11.4)	(1.2)	(13.7)
Level 3 Assets	(4.3)	0.3	(6.0)	(10.0)
Total Fair Value Market/Yield Adjustments	(5.4)	(11.1)	(7.2)	(23.7)
Total Unrealized Depreciation	$(14.0)	$(19.1)	$(4.0)	$(37.1)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long term capital gains, from our taxable year ended December 31, 2016 to our shareholders during 2017.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2016 and 2015, the net increase in net assets resulting from operations totaled approximately $68.7 million and approximately $42.9 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2016 was $0.91, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2015 were $0.60 and $0.59, respectively.

For the purpose of calculating diluted earnings per share for year ended December 31, 2015, the dilutive effect of the 2016 Convertible Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ( $11.03 as of December 31, 2015) for the 2016 Convertible Notes for such period. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such, there is no potential additional dilutive effect for the year ended December 31, 2016.

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

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $36.9 million and $34.0 million for the years ended December 31, 2015 and 2014, respectively. Interest and fee expense for the year ended December 31, 2015 as compared to December 31, 2014 increased primarily due to higher weighted average principal balances outstanding on our Asset Backed Notes, Credit Facilities, 2019 Notes and  2024 Notes (together with the 2019 Notes, the “Baby Bonds”), slightly offset by a reduction in weighted average principal balances outstanding on our SBA debentures, 2016 Convertible Notes and lower debt issuance cost amortization related to our 2016 Convertible Notes and Asset Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities –convertible notes), of approximately 6.0% and 6.6% for the years ended December 31, 2015 and 2014, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments and a reduction in non-cash acceleration of debt issuance costs related to our SBA debentures, 2016 Convertible Notes and Asset Backed Notes as compared to the prior period, slightly offset by non-cash accelerations of debt issuance costs due to early pay downs on our Baby Bonds.

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

Loss on Extinguishment of Convertible Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the 2016 Convertible Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of December 31, 2015, holders of approximately $57.4 million of our 2016 Convertible Notes have exercised their conversion rights and these 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the 2016 Convertible Notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and OID. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the years ended December 31, 2015 and 2014 was approximately $1,000 and $1.6 million, respectively. The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statements of Operations

Net Investment Realized Gains and Losses and Net Unrealized Appreciation and Depreciation

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
Gross unrealized appreciation on portfolio investments	$78,991	$72,968
Gross unrealized depreciation on portfolio investments	(111,926)	(79,412)
Reversal of prior period net unrealized appreciation upon a realization event	(8,707)	(15,335)
Reversal of prior period net unrealized depreciation upon a realization event	4,599	3,182
Net unrealized appreciation (depreciation) attributable to taxes payable	1,322	(1,882)
Net unrealized depreciation on escrow receivables	—	(465)
Citigroup warrant participation	(11)	270
Net unrealized depreciation on portfolio investments	$(35,732)	$(20,674)

During the year ended December 31, 2015, we recorded approximately $35.7 million of net unrealized depreciation, of which $37.1 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $37.1 million, approximately $14.0 million is attributed to net unrealized depreciation on our debt investments which primarily related to $20.4 million unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of collateral based impairments of $5.6 million on three portfolio companies. Approximately $19.1 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $11.4 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $7.8 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc., Atrenta, Inc., Cempra, Inc. Celladon Corporation, Egalet Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $4.0 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $6.0 million of unrealized depreciation on our private portfolio companies related to declining industry performance offset by the reversal of $3.2 million of prior period net unrealized depreciation upon being realized as a loss on the liquidation of our investments in thirteen portfolio companies.

Net unrealized depreciation was offset by approximately $1.3 million as a result of decreased estimated taxes payable on investments held in subsidiaries subject to corporate taxes for the year ended December 31, 2015.

Net unrealized depreciation increased by approximately $11,000 due to appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement offset by a decrease in the liability for the acquisition proceeds we received on our Atrenta, Inc. equity investment, which had been exercised from warrants that were included in the collateral pool.

During the year ended December 31, 2014, we recorded approximately $20.7 million of net unrealized depreciation, of which $18.6 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $18.6 million, approximately $14.2 million is attributed to net unrealized depreciation on our debt investments which primarily related to $23.2 million unrealized depreciation for collateral based impairments on 12 portfolio companies offset by the reversal of collateral based impairments of $4.1 million on two portfolio companies. Approximately $15.8 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $8.3 million of net unrealized depreciation due to the exercise of our warrants in Box, Inc. to equity and $2.4 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. This unrealized depreciation was offset by approximately $11.4 million attributed to net unrealized appreciation on our equity investments, including approximately $13.0 million of net unrealized appreciation on Box, Inc., including the exercise of our remaining warrants in Box, Inc. to equity and approximately $7.7 million of net unrealized appreciation on our public equity portfolio. This was offset by approximately $12.7 million unrealized depreciation due to reversal of prior period net unrealized appreciation upon being realized as a gain.

Net unrealized appreciation decreased by approximately $1.9 million as a result of estimated taxes payable on investments held in subsidiaries subject to corporate taxes for the year ended December 31, 2014.

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

The following table summarizes the change in net unrealized appreciation/ (depreciation) in the investment portfolio by investment type, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation,  for the years ended December 31, 2015 and December 31, 2014:

	Year Ended December 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(20.4)	$(0.2)	$(0.4)	$(21.0)
Reversals of Prior Period Collateral based impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity sales	6.2	(7.8)	3.2	1.6
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(1.1)	(11.4)	(1.2)	(13.7)
Level 3 Assets	(4.3)	0.3	(6.0)	(10.0)
Total Fair Value Market/Yield Adjustments	(5.4)	(11.1)	(7.2)	(23.7)
Total Unrealized Depreciation	$(14.0)	$(19.1)	$(4.0)	$(37.1)

	Year Ended December 31, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(23.2)	$(1.2)	$(3.3)	(27.7)
Reversals of Prior Period Collateral based impairments	4.1	0.6	—	4.7
Reversals due to Debt Payoffs & Warrant/Equity sales	—	(11.1)	(9.7)	(20.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	(2.9)	4.7
Level 3 Assets	4.9	15.5	0.1	20.5
Total Fair Value Market/Yield Adjustments	4.9	23.1	(2.8)	25.2
Total Unrealized Appreciation (Depreciation)	$(14.2)	$11.4	$(15.8)	$(18.6)

*

Level 1 assets are generally equities listed in active markets and Level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing Level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC Topic 820.

Income and Excise Taxes

We account for income taxes in accordance with the applicable provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our qualification and election to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We distributed 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2015 to our shareholders during 2016.

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

For the purpose of calculating diluted earnings per share for years ended December 31, 2015 and 2014, the dilutive effect of the 2016 Convertible Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price of $11.03 in effect as of December 31, 2015 and $11.36 as of December 31, 2014 for the 2016 Convertible Notes for such periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, 2024 Notes, 2021 Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”) and on March 7, 2016 we renewed the Equity Distribution Agreement. The Equity Distribution Agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. On December 21, 2016 the Equity Distribution Agreement was further amended to increase the numbers of shares by 4.0 million to a total of up to 12.0 million shares available. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2016 we sold 7.3 million shares of common stock for total accumulated net proceeds of approximately $92.8 million, including $2.2 million of offering expenses. We did not sell any shares under the program during the year ended December 31, 2015. We generally use the net proceeds from these offerings to make investments, repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2016, approximately 4.1 million shares remained available for issuance and sale under the ATM. See “– Subsequent Events.”

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock and on February 17, 2016, our Board of Directors extended the program until August 23, 2016, after which the plan expired. In January 2016, we repurchased 449,588 shares of our common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. We did not repurchase additional shares in subsequent months during 2016. During the year ended December 31, 2015, the Company repurchased 437,006 shares of its common stock at an average price per share of $10.61 per share and a total cost of approximately $4.6 million.

On March 27, 2015, we raised approximately $100.1 million, after deducting offering expenses of $323,000, in a public offering of 7,590,000 shares of our common stock.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current NAV per share, which was effective until the 2016 annual meeting of stockholders on July 7, 2016. Such authorization was not sought at the 2016 annual meeting of stockholders. During the years ended December 31, 2016 and December 31, 2015, we have not issued common stock at a discount to NAV.

Our 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016. Throughout the life of the 2016 Convertible Notes , holders of approximately $74.8 million of our 2016 Convertible Notes exercised their conversion rights. These 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.6 million shares of our common stock, or $24.3 million.

On May 2, 2016, we closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of our 2024 Notes. The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering on April 21, 2016 and $7.5 million as a result of underwriters exercising a portion of their option to purchase up to an additional $9.8 million in aggregate principal to cover overallotments on April 29, 2016.

On May 5, 2016, we, through a special purpose wholly-owned subsidiary, Hercules Funding III, as borrower, entered into the Union Bank Facility with MUFG Union Bank, as the arranger and administrative agent, and the lenders party thereto from time to time. The Union Bank Facility replaced our credit facility (the “Prior Union Bank Facility”) entered into on August 14, 2014 (as amended and restated from time to time) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Prior Union Bank Facility from time to time.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

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

On October 11, 2016, we entered into a debt distribution agreement, pursuant to which we may offer for sale, from time to time, up to $150.0 million in aggregate principal amount of 2024 Notes through FBR Capital Markets & Co. acting as our sales agent. Sales of the 2024 Notes, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

As of December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2016 approximately $142.1 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement. See “– Subsequent Events”.

At December 31, 2016, we had $110.4 million of 2019 Notes, $252.9 million of 2024 Notes, $109.2 million of 2021 Asset-Backed Notes, $190.2 million of SBA debentures payable and $5.0 million of borrowings outstanding on the Wells Facility. We had no borrowings outstanding under the Union Bank Facility. Note that we have publicly announced our intention to redeem the remaining outstanding 2019 Notes on February 24, 2017. See “– Subsequent Events”.

At December 31, 2016, we had $203.0 million in available liquidity, including $13.0 million in cash and cash equivalents. We had available borrowing capacity of approximately $115.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2016, we had $118.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, both subject to SBA approval. At December 31, 2016, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At December 31, 2016, we had approximately $8.3 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolio, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the year ended December 31, 2016, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2016, our operating activities used $138.4 million of cash and cash equivalents, compared to $114.4 million used during the year ended December 31, 2015. This $24.0 million increase in cash used by operating activities is primarily due to a reduction in payments received on investments of $64.8 million and an increase in accredited loan exit fees of approximately $7.7 million, offset by decreases in investment purchases and an increase in net assets resulting from operations of approximately $25.8 million.

During the year ended December 31, 2016, our investing activities provided $617,000 of cash, compared to approximately $3.3 million provided during the year ended December 31, 2015. The $2.7 million decrease is primarily related to a decrease in restricted cash on securitized assets.

During the year ended December 31, 2016, our financing activities provided $55.6 million of cash, compared to $20.8 million used during the year ended December 31, 2015. The $76.4 million increase in cash was primarily due to the net issuance of $144.6 million in 2024 Notes in the current period and the payment of $60.0 million in 2019 Notes in the prior period. The increase was offset by net payment activity on our credit facilities of approximately $95.0 million as well as amortization on our 2021 Asset-Backed Notes.

As of December 31, 2016, net assets totaled $787.9 million, with a NAV per share of $9.90. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2016 our asset coverage ratio under our regulatory requirements as a business development company was 265.0%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 218.0% at December 31, 2016.

Outstanding Borrowings

At December 31, 2016 and December 31, 2015, we had the following available borrowings and outstanding amounts:

	December 31, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,501	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,818	110,364	110,364	108,179
2024 Notes	252,873	252,873	245,490	103,000	103,000	100,128
2021 Asset-Backed Notes	109,205	109,205	107,972	129,300	129,300	126,995
2016 Convertible Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	5,016	5,016	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$857,642	$667,658	$654,797	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both December 31, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to us meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance, net of accumulated amortization, as of December 31, 2016 and December 31, 2015 were as follows:

(in thousands)	December 31, 2016	December 31, 2015
SBA Debentures	$2,699	$3,371
2019 Notes	1,546	2,185
2024 Notes	7,482	2,872
2021 Asset-Backed Notes	1,233	2,305
2016 Convertible Notes	—	44
Wells Facility (1)	501	669
Union Bank Facility (1)	768	229
Total	$14,229	$11,675

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

As of January 1, 2016, we adopted ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and 2016 Convertible Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. There is no impact to the Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility or Union Bank Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.  Refer to “– Critical Accounting Policies”.

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

At December 31, 2016, we had approximately $59.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $55.0 million of non-binding term sheets outstanding to four new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2016, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
WP Technology, Inc. (Wattpad, Inc.)	7,500
Edge Therapeutics, Inc.	5,000
Achronix Semiconductor Corporation	3,318
Druva, Inc.	3,000
RedSeal Inc.	365
Total	$59,683

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2016:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)(6)	$667,658	$110,364	$136,021	$83,150	$338,123
Operating Lease Obligations (5)	3,362	1,699	1,604	59	—
Total	$671,020	$112,063	$137,625	$83,209	$338,123

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $110.4 million of the 2019 Notes, $252.9 million of the 2024 Notes, $109.2 million of the 2021 Asset-Backed Notes and $5.0 million of the Wells Facility in outstanding borrowings on the Wells Facility as of December 31, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See “– Outstanding Borrowings.”
(5)	Long-Term facility leases.
(6)	Reflects announced redemption of the remaining 2019 Notes in 2017. See “– Subsequent Events.”

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.7 million, $1.7 million and $1.6 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

Borrowings

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $44.0 million in HT II as of December 31, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2016. As of December 31, 2016, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2016 we held investments in HT II in 36 companies with a fair value of approximately $84.3 million, accounting for approximately 5.9% of our total investment portfolio. HT II held approximately $100.0 million in assets and accounted for approximately 5.3% of our total assets prior to consolidation at December 31, 2016.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2016. As of December 31, 2016, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2016, we held investments in HT III in 51 companies with a fair value of approximately $261.2 million accounting for approximately 18.3% of our total portfolio. HT III held approximately $261.8 million in assets and accounted for approximately 13.9% of our total assets prior to consolidation at December 31, 2016.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the year ended December 31, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the year ended December 31, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$6,988	$6,969
Amortization of debt issuance cost (loan fees)	671	667
Total interest expense and fees	$7,659	$7,636
Cash paid for interest expense and fees	$6,961	$6,942

As of December 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2016, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2016, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding principal balance as of December 31, 2016 and December 31, 2015:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

In April 2015, we redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015, we redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors. We have publicly announced our intention to redeem the remaining outstanding 2019 Notes on February 24, 2017. See “ – Subsequent Events”.

As of December 31, 2016 and December 31, 2015, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2016	December 31, 2015
April 2019 Notes	$64,490	$64,490
September 2019 Notes	45,874	45,874
Total 2019 Notes principal outstanding	$110,364	$110,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends or other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a) (1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends or other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$7,725	$10,899
Amortization of debt issuance cost (loan fees)	639	2,167
Total interest expense and fees	$8,364	$13,066
Cash paid for interest expense and fees	$7,726	$11,132

As of December 31, 2016, we were in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

2024 Notes

On July 14, 2014, we and U.S. Bank N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between us and the 2024 Trustee, dated July 14, 2014, relating to our issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes.

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

On October 11, 2016, we entered into a debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $150.0 million in aggregate principal amount 2024 Notes through FBR Capital Markets & Co. acting as its sales agent (the “2024 Notes Agent”). Sales of the 2024 Notes, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2024 Notes Agent receives a commission from us equal to up to 2.00% of the gross sales of any 2024 Notes sold through the 2024 Notes Agent under the debt distribution agreement. The 2024 Notes Agent is not required to sell any specific principal amount of 2024 Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the 2024 Notes. The 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the 2024 Notes that is not reflected in the trading price.

Subsequent to October 11, 2016 and as of December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2016 approximately $142.1 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement. See “– Subsequent Events”.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends or other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2016, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

As of December 31, 2016 and December 31, 2015, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Principal amount of debt	$252,873	$103,000
Unamortized debt issuance cost	(7,482)	(2,872)
Original issue premium, net of accretion	99	—
Carrying value of 2024 Notes	$245,490	$100,128

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$11,775	$6,437
Amortization of debt issuance cost (loan fees)	686	333
Accretion of original issue premium	3	—
Total interest expense and fees	$12,464	$6,770
Cash paid for interest expense and fees	$10,873	$6,437

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

As part of this transaction, we entered into a sale and contribution agreement with the 2014 Trust Depositor under which we have agreed to sell or have contributed to the 2014 Trust Depositor the 2014 Loans. We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2014 Loans as of the date of their transfer to the 2014 Trust Depositor.

In connection with the issuance and sale of the 2021 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to us. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(a)(51)(A) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provided by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At December 31, 2016 and December 31, 2015, the 2021 Asset-Backed Notes had an outstanding principal balance of $109.2 million and $129.3 million, respectively.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$4,366	$4,557
Amortization of debt issuance cost (loan fees)	1,071	902
Total interest expense and fees	$5,437	$5,459
Cash paid for interest expense and fees	$4,396	$4,557

Under the terms of the 2021 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $8.3 million and $9.2 million of restricted cash as of December 31, 2016 and December 31, 2015, respectively, funded through interest collections. See Note 4 to our consolidated financial statements for more detail on the 2021 Asset-Backed Notes.

2016 Convertible Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 2016 Convertible Notes. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016.

Prior to the close of business on October 14, 2015, holders were able to convert their 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the 2016 Convertible Notes. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders were able to convert their 2016 Convertible Notes at any time. Throughout the life of the 2016 Convertible Notes, holders of approximately $74.8 million of the 2016 Convertible Notes exercised their conversion rights. These 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the 2016 Convertible Notes and approximately 1.6 million shares of our common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the 2016 Convertible Notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2015 was $1,000. We did not record a loss on extinguishment of debt for the year ended December 31, 2016. The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

The 2016 Convertible Notes were accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2016 Convertible Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, we recorded interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As of December 31, 2015, the components of the carrying value of the 2016 Convertible Notes were as follows:

(in thousands)	December 31, 2015
Principal amount of debt	$17,604
Unamortized debt issuance cost	(44)
Original issue discount, net of accretion	(82)
Carrying value of 2016 Convertible Notes	$17,478

For the years ended December 31, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$352	$1,007
Accretion of original issue discount	82	246
Amortization of debt issuance cost (loan fees)	44	131
Total interest expense and fees	$478	$1,384
Cash paid for interest expense and fees	$440	$1,057

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the years ended December 31, 2016 and December 31, 2015.

Credit Facilities

As of December 31, 2016 and December 31, 2015, we have two available secured credit facilities, the Wells Facility and the Union Bank Facility.

Wells Facility

On June 29, 2015, we, through a special purpose wholly-owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into the Wells Facility with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

The Wells Facility matures on August 2, 2019, unless terminated sooner in accordance with its terms.

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million. Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2016 and 2015, this non-use fee was approximately $483,000 and $294,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require us to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2016, the minimum tangible net worth covenant has increased to $675.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million and the 7.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for gross proceeds of $95.0 million during the year ended December 31, 2016. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

We had aggregate draws of $195.9 million on the available facility during the year ended December 31, 2016 offset by repayments of $240.9 million. There was $5.0 million and $50.0 million of borrowings outstanding on this facility as of December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$539	$578
Amortization of debt issuance cost (loan fees)	492	361
Total interest expense and fees	$1,031	$939
Cash paid for interest expense and fees	$577	$402

See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

Union Bank Facility

On May 5, 2016, we, through a special purpose wholly owned subsidiary, Hercules Funding III LLC (“Hercules Funding III”), as borrower, entered into the Union Bank Facility with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the Prior Union Bank Facility.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

On July 18, 2016, we entered into the First Amendment to the Loan and Security Agreement, dated as of May 5, 2016 with MUFG Union Bank, N.A. The Amendment amends certain definitions relating to borrowings which accrue interest based on the London Interbank Offered Rate (“LIBOR Loans”) and (ii) the method(s) for calculating interest on and the paying of certain fees related to such LIBOR Loans.

Under the Union Bank Facility, MUFG Union Bank made commitments of $75.0 million. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $200.0 million, funded by additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at either (i) if such borrowing is a base rate loan, a base rate per annum equal to the federal funds rate plus 1.00%, LIBOR plus 1.00% or MUFG Union Bank’s prime rate, in each case, plus a margin of 1.25% or (ii) if such borrowing is a LIBOR loan, a rate per annum equal to LIBOR plus 3.25%, and the Union Bank Facility generally has an advance rate of 50% against eligible debt investments. The Union Bank Facility is secured by all of the assets of Hercules Funding III.

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. We paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. Although we did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the years ended December 31, 2016, we incurred non-use fees under the existing and previous Union Bank Facility of $356,000 and $380,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding III, including covenants relating to certain changes of control of the Company and Hercules Funding III. Among other things, these covenants also require us to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2016, the minimum tangible net worth covenant increased to $723.6 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million and the 7.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $92.8 million during the year ended December 31, 2016. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Union Bank Facility matures on May 5, 2020, unless sooner terminated in accordance with its terms.

In connection with the Union Bank Facility, we and Hercules Funding III also entered into the Sale and Servicing Agreement, dated May 5, 2016 (the “Sale Agreement”) by and among Hercules Funding III, as borrower, us, as originator and servicer, and MUFG Union Bank, as agent. Under the Sale Agreement, we agree to (i) sell or transfer certain loans to Hercules Funding III under the Union Bank Facility and (ii) act as servicer for the loans sold or transferred.

We had aggregate draws of $90.0 million on the available facility during the nine months ended September 30, 2016 offset by repayments of $90.0 million. At December 31, 2016 there were no borrowings outstanding on the Union Bank Facility.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$189	$—
Amortization of debt issuance cost (loan fees)	356	61
Total interest expense and fees	$545	$61
Cash paid for interest expense and fees	$38	$—

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, entered into the Citibank Credit Facility with Citigroup, which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal to the Maximum Participation Limit. The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2016, we reduced our realized gain by approximately $146,000 for Citigroup’s participation from the acquisition proceeds we received on equity exercised from warrants that were included in the collateral pool. We also recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $16,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation and the acquisition proceeds received on our Ping Identity Corporation equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $127,000 as of December 31, 2016 and is included in accrued liabilities.  There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.4 million under the warrant participation agreement thereby reducing realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. The remaining warrants subject to the Citigroup participation agreement are set to expire in January 2017.

Distributions

The following table summarizes our distributions declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 24, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
			$12.78

*	Distribution paid in cash and stock.

On February 16, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 13, 2017 to shareholders of record as of March 6, 2017. This distribution represents our forty-sixth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date $12.78 per share.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2016, 2015, and 2014, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2017 distributions to stockholders.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.

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

We expect to qualify to be subject to tax as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we are required to satisfy certain annual gross income and quarterly asset composition tests, as well as make distributions to our stockholders each taxable year treated as dividends for federal income tax purposes of an amount at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid, plus our net tax-exempt income, if any. Upon being eligible to be subject to tax as a RIC, we would be entitled to deduct such distributions we pay to our stockholders in determining the overall components of our “taxable income.” Components of our taxable income include our taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes net unrealized appreciation or depreciation as such gains or losses are not included in taxable income until they are realized. In connection with maintaining our ability to be subject to tax as a RIC, among other things, we have made and intend to continue to make the requisite distributions to our stockholders each taxable year, which generally should relieve us from corporate-level U.S. federal income taxes.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long term capital gains, from the year ended December 31, 2016 to our stockholders during 2017.

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

Change in Accounting Principle

As of January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, which collectively require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements.  Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of our SBA debentures, 2019 Notes, 2024 Notes, and 2021 Asset-Backed Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of our Other Assets, SBA debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Consolidated Statement of Operations.  In addition, there is no change to the presentation of the Wells Facility or Union Bank Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities. Refer to “– Outstanding Borrowings” for the amount of unamortized debt issuance costs for each instrument

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2016, approximately 97.3% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material. See “Determination of Net Asset Value” for a discussion of our investment valuation process.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2016 and as of December 31, 2015. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2016, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2016 relate to the exercise of warrants in TPI Composites, Inc. and Touchcommerce, Inc. to common stock in an initial public offering, or IPO,  and acquisition, respectively; the exercise of warrants in Ping Identity Corporation to preferred stock; the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of our preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the year ended December 31, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of our preferred shares to common shares in SCIEnergy, Inc.

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

For the year ended December 31, 2016, approximately $9.1 million and $1.4 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $25.7 million in net unrealized depreciation and $2.8 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements as of December 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (d)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development and Drug Delivery and Biotechnology Tools industries in the Consolidated Schedule of Investments.

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 38.7x	12.3x
			Revenue Multiple (b)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (c)	13.75% - 25.97%	16.73%
			Average Industry Volatility (d)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other(f)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 51.4x	13.8x
			Revenue Multiple (b)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (c)	11.74% - 27.25%	19.02%
			Average Industry Volatility (d)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other(f)
Total Level Three Warrant and Equity Investments	$74,629

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

(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.
(f)	The fair market value of these investments is derived based on recent private market and M&A transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2016 and December 31, 2015 was approximately $1.4 million and $3.0 million, respectively, and was fair valued and held in accordance with ASC Topic 820.

Income Recognition

We record interest income on an accrual basis and recognize it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or we believe the portfolio company has demonstrated the ability to repay our current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At December 31, 2016, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. At December 31, 2015, we had five debt investments on non-accrual at with a cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, we had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2016 and December 31, 2015 is the result of placing two new debt investments on non-accrual status, offset by the liquidation of three debt investments that were on non-accrual at December 31, 2015. For the year ended December 31, 2016, we recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015. In addition, we recognized realized losses of $419,000 and $430,000 on the liquidation and partial write off, respectively, of two debt investments that were on non-accrual as of December 31, 2015.

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

We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. In addition, we may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan.

We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. We recorded approximately $7.8 million and $4.7 million in PIK income in the years ended December 31, 2016 and 2015, respectively.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the years ended December 31, 2016 and December 31, 2015.

Other Income (Loss)

Other Income (loss) generally consists of income or losses generated from sources other than our investment portfolio. For the year ended December 31, 2016 it consists of litigation settlement proceeds and for the years ended December 31, 2015 and December 31, 2014 it consists of loss on extinguishment of debt. Other income (loss) is classified as a component of net investment income in our Consolidated Statement of Operations.

Stock Based Compensation

We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and members of the Board of Directors under our 2006 Equity Incentive Plan. We follow the guidelines set forth under ASC Topic 718, (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

On December 29, 2016, our Board of Directors approved a further amendment and restatement of the 2004 Equity Incentive Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of our common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of our common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of our common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue dividend equivalents in respect of our common stock underlying any restricted stock unit award payable in the form of cash or additional shares of our common stock to the extent, and in respect of, any vested restricted stock units. As of December 31, 2016, we have not issued any restricted stock units based on the December 2016 amended terms.

Income Taxes

We intend to operate to qualify so as to be taxed subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed as dividends to stockholders. Generally, a RIC is entitled to deduct dividends it distributes to its shareholders in determining its “taxable income.” Taxable income includes our taxable interest, dividend and fee income, reduced by certain deductible expenses, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long term capital gains, from the taxable year ended December 31, 2016 to our shareholders during 2017.  We distributed 100% of our spillover earnings from ordinary income from our taxable year ended December 31, 2015 to our stockholders during 2016.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We do not believe that ASU 2016-01 will have a material impact on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. We do not believe that ASU 2016-02 will have a material impact on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. We do not believe that ASU 2016-09 will have a material impact on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. We do not believe that ASU 2016-15 will have a material impact on our consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We do not believe that ASU 2016-18 will have a material impact on our consolidated financial statements and disclosures.

Subsequent Events

Distribution Declaration

On February 16, 2017 our Board of Directors declared a cash distribution of $0.31 per share to be paid on March 13, 2017 to shareholders of record as of March 6, 2017.This distribution represents our forty-sixth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $12.78 per share.

Restricted Stock Unit Grants

In January 2017, we granted 600,461 restricted stock units pursuant to the Plans.

4.375% Convertible Notes due 2022

On January 25, 2017, we issued $230.0 million in aggregate principal amount of 2022 Convertible Notes, which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between us and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately $224.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchaser’s discount of approximately $5.2 million, were approximately $5.7 million.

We intend to use the net proceeds from this offering (i) to repurchase or otherwise redeem all of our 2019 Notes, (ii) to fund investments in debt and equity securities in accordance with our investment objective and (iii) for working capital and other general corporate purposes. The 2022 Convertible Notes will mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017.

The 2022 Convertible Notes will be our unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert our 2022 Convertible Notes in connection with such a corporate event in certain circumstances.

We may not redeem the 2022 Convertible Notes at our option prior to maturity. No sinking fund is provided for the 2022 Convertible Notes. In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require us to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The 2022 Convertible Notes Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as amended, and to provide financial information to the holders of the 2022 Convertible Notes and the 2022 Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2022 Convertible Notes Indenture. We offered and sold the 2022 Convertible Notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchaser in connection with the sale of the 2022 Convertible Notes.

2019 Notes – Redemption

On January 25, 2017, our Board of Directors approved a redemption of the remaining $110.4 million of outstanding aggregate principal amount of the 2019 Notes, and notice for such redemption has been provided. We have publicly announced our intention to redeem the remaining 2019 Notes on February 24, 2017.

ATM Debt Program Issuances

Subsequent to December 31, 2016 and as of February 17, 2017, we sold 225,457 notes of the 2024 Notes through the 2024 Notes Agent for approximately $5.6 million in aggregate principal amount under our ATM debt distribution agreement with FBR Capital Markets & Co. As of February 17, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

ATM Equity Program Issuances

Subsequent to December 31, 2016 and as of February 17, 2017, we sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $47.1 million, including $356,000 of offering expenses, under our Equity Distribution Agreement with JMP. As of February 17, 2017 approximately 751,000 shares remain available for issuance and sale under the equity distribution agreement.

Portfolio Company Developments

As of February 17, 2017, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2106, our portfolio companies announced the following liquidity events:

1.

In February 2017, our portfolio company Jaguar Animal Health, Inc. entered into a binding agreement to merge with Napo Pharmaceuticals, a company that focuses on the development and commercialization of proprietary pharmaceuticals for the global marketplace in collaboration with local partners.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2016, approximately 92.1% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(2,465)	$(115)	$(2,350)
100	$9,084	$155	$8,929
200	$20,187	$309	$19,878
300	$32,329	$464	$31,865
400	$44,552	$619	$43,933
500	$56,857	$773	$56,084

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2016, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, 2019 Notes, which we have publicly announced our intention to redeem on February 24, 2017, 2024 Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Hercules Capital, Inc.

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Hercules Capital, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations, their changes in net assets and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of December 31, 2016 by correspondence with the custodian, borrowers and brokers, and the application of alternative auditing procedures where replies have not been received provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 23, 2017

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,475,918 and $1,238,539, respectively)	$1,414,210	$1,192,652
Control investments (cost of $22,598 and $0, respectively)	4,700	—
Affiliate investments (cost of $13,010 and $13,742, respectively)	5,032	7,986
Total investments, at value (cost of $1,511,526 and $1,252,281, respectively)	1,423,942	1,200,638
Cash and cash equivalents	13,044	95,196
Restricted cash	8,322	9,191
Interest receivable	11,614	9,239
Other assets	7,282	9,720
Total assets	$1,464,204	$1,323,984

Liabilities
Accounts payable and accrued liabilities	$21,463	$17,241
Convertible Notes, net (principal of $0 and $17,604) (1)	—	17,478
Credit Facilities	5,016	50,000
2021 Asset-Backed Notes, net (principal of $109,205 and $129,300, respectively) (1)	107,972	126,995
2019 Notes, net (principal of $110,364 and $110,364, respectively) (1)	108,818	108,179
2024 Notes, net (principal of $252,873 and $103,000, respectively) (1)	245,490	100,128
Long-Term SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,501	186,829
Total liabilities	$676,260	$606,850
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	80	73
Capital in excess of par value	839,657	752,244
Unrealized depreciation on investments (2)	(89,025)	(52,808)
Accumulated undistributed realized gains on investments	37,603	27,993
Distributions in excess of net investment income	(371)	(10,368)
Total net assets	$787,944	$717,134
Total liabilities and net assets	$1,464,204	$1,323,984

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	79,555	72,118
Net asset value per share	$9.90	$9.94

(1)

The Company’s SBA debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

(2)

Amounts includes $1.4 million and $1.2 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities as of December 31, 2016 and 2015, respectively.

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

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Restricted Cash	$8,322	$9,191
Total investments, at value (cost of $244,695 and $258,748, respectively)	242,349	257,657
Total assets	$250,671	$266,848

Liabilities
2021 Asset-Backed Notes, net (principal of $109,205 and $129,300, respectively) (1)	$107,972	$126,995
Total liabilities	$107,972	$126,995

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs for each instrument. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Investment income:
Interest income
Non-control/Non-affiliate investments	$158,489	$139,919	$124,776
Control investments	78	—	—
Affiliate investments	160	347	1,842
Total interest income	158,727	140,266	126,618
Fee income
Non-control/Non-affiliate investments	16,318	16,865	17,013
Control investments	6	—	—
Affiliate investments	—	1	34
Total fees	16,324	16,866	17,047
Total investment income	175,051	157,132	143,665
Operating expenses:
Interest	32,016	30,834	28,041
Loan fees	5,042	6,055	5,919
General and administrative:
Legal expenses	4,823	3,079	1,366
Other expenses	11,283	13,579	8,843
Total general and administrative	16,106	16,658	10,209
Employee compensation:
Compensation and benefits	22,500	20,713	16,604
Stock-based compensation	7,043	9,370	9,561
Total employee compensation	29,543	30,083	26,165
Total operating expenses	82,707	83,630	70,334
Other income (loss)	8,000	(1)	(1,581)
Net investment income	100,344	73,501	71,750
Net realized gain on investments
Non-control/Non-affiliate investments	4,576	5,147	20,112
Total net realized gain on investments	4,576	5,147	20,112
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(29,970)	(36,839)	(17,392)
Control investments	(4,025)	—	—
Affiliate investments	(2,222)	1,107	(3,282)
Total net unrealized depreciation on investments	(36,217)	(35,732)	(20,674)
Total net realized and unrealized loss	(31,641)	(30,585)	(562)
Net increase in net assets resulting from operations	$68,703	$42,916	$71,188

Net investment income before investment gains and losses per common share:
Basic	$1.34	$1.04	$1.13
Change in net assets resulting from operations per common share:
Basic	$0.91	$0.60	$1.12
Diluted	$0.91	$0.59	$1.10
Weighted average shares outstanding
Basic	73,753	69,479	61,862
Diluted	73,775	69,663	63,225
Distributions declared per common share:
Basic	$1.24	$1.24	$1.24

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

						Undistributed
						Net Investment
					Accumulated	Income/	Provision
				Unrealized	Undistributed	(Distributions	for Income
			Capital in	Appreciation	Realized	in Excess of	Taxes on
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Gains	Assets
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,674)	20,112	71,750	—	71,188
Public offering, net of offering expenses	2,111	2	9,007	—	—	—	—	9,009
Issuance of common stock due to stock option exercises	354	—	3,955	—	—	—	—	3,955
Retired shares from net issuance	(277)	—	(4,564)	—	—	—	—	(4,564)
Issuance of common stock under restricted stock plan	990	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(397)	—	(3,292)	—	—	—	—	(3,292)
Distributions reinvested in common stock	97	—	1,485	—	—	—	—	1,485
Distributions	—	—	—	—	—	(78,562)	—	(78,562)
Stock-based compensation (1)	—	—	9,638	—	—	—	—	9,638
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(15,589)	—	9,207	6,382	—	—
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$(35,732)	$5,147	$73,501	$—	$42,916
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Acquisition of common stock under repurchase plan	(437)	—	(4,644)					(4,644)
Issuance of common stock due to stock option exercises	64	—	427	—	—	—	—	427
Retired shares from net issuance	(29)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	676	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(662)	(1)	(4,566)	—	—	—	—	(4,567)
Distributions reinvested in common stock	200	—	2,446	—	—	—	—	2,446
Distributions	—	—	—	—	—	(87,438)	—	(87,438)
Stock-based compensation (1)	—	—	9,461	—	—	—	—	9,461
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,773)	—	8,767	(994)	—	—
Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$27,993	$(10,026)	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$(36,217)	$4,576	$100,344	$—	$68,703
Public offering, net of offering expenses	7,428	7	92,820	—	—	—	—	92,827
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	55	—	654	—	—	—	—	654
Retired shares from net issuance	(17)	—	(235)	—	—	—	—	(235)
Issuance of common stock under restricted stock plan	556	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(279)	—	(2,944)	—	—	—	—	(2,944)
Distributions reinvested in common stock	144	—	1,799	—	—	—	—	1,799
Distributions	—	—	—	—	—	(92,333)	—	(92,333)
Stock-based compensation (1)	—	—	7,129	—	—	—	—	7,129
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,020)	—	5,034	1,644	342	—
Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$37,603	$(371)	$—	$787,944

(1)	Stock-based compensation includes $87, $90 and $77 of restricted stock and option expense related to director compensation for the years ended December 31, 2016, 2015 and 2014, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$68,703	$42,916	$71,188
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(680,971)	(712,701)	(623,232)
Principal and fee payments received on investments	444,758	509,593	503,003
Proceeds from the sale of investments	18,998	17,892	33,432
Net unrealized depreciation on investments	36,217	35,732	20,674
Net realized gain on investments	(4,576)	(5,147)	(20,112)
Accretion of paid-in-kind principal	(7,319)	(4,037)	(2,549)
Accretion of loan discounts	(7,163)	(8,049)	(9,792)
Accretion of loan discount on convertible notes	82	246	843
Loss on debt extinguishment (convertible notes)	—	1	1,581
Payment of loan discount on convertible notes	—	(5)	(4,195)
Accretion of loan exit fees	(22,614)	(14,947)	(11,541)
Change in deferred loan origination revenue	347	1,904	(281)
Unearned fees related to unfunded commitments	(758)	(2,064)	(259)
Amortization of debt fees and issuance costs	3,773	5,161	5,256
Depreciation	202	193	266
Stock-based compensation and amortization of restricted stock grants (1)	7,129	9,461	9,638
Change in operating assets and liabilities:
Interest and fees receivable	(2,375)	213	(490)
Prepaid expenses and other assets	3,234	4,826	1,351
Accounts payable	56	(639)	271
Accrued liabilities	3,892	5,090	(1,583)
Net cash used in operating activities	(138,385)	(114,361)	(26,531)

Cash flows from investing activities:
Purchases of capital equipment	(252)	(187)	(190)
Reduction of (investment in) restricted cash	869	3,469	(6,389)
Other long-term assets	—	—	25
Net cash provided by (used in) investing activities	617	3,282	(6,554)

Cash flows from financing activities:
Issuance of common stock, net	92,827	100,092	9,837
Repurchase of common stock, net	(4,790)	(4,645)	—
Retirement of employee shares	(2,525)	(4,562)	(3,901)
Distributions paid	(90,534)	(84,992)	(77,076)
Issuance of 2024 Notes	149,873	—	103,000
Issuance of 2021 Asset-Backed Notes	—	—	129,300
Repayments of 2017 Asset-Backed Notes	—	(16,049)	(73,508)
Repayments of 2021 Asset-Backed Notes	(20,095)	—	—
Repayments of Long-Term SBA Debentures	—	—	(34,800)
Repayments of 2019 Notes	—	(60,000)	—
Borrowings of credit facilities	285,891	138,689	—
Repayments of credit facilities	(330,877)	(88,689)	—
Cash paid for debt issuance costs	(5,289)	—	(6,669)
Cash paid for redemption of convertible notes	(17,604)	(65)	(53,131)
Fees paid for credit facilities and debentures	(1,261)	(620)	(1,219)
Net cash provided by (used in) financing activities	55,616	(20,841)	(8,167)
Net decrease in cash and cash equivalents	(82,152)	(131,920)	(41,252)
Cash and cash equivalents at beginning of period	95,196	227,116	268,368
Cash and cash equivalents at end of period	$13,044	$95,196	$227,116

Supplemental non-cash investing and financing activities:
Interest paid	$31,011	$30,527	$25,738
Income taxes paid	$184	$973	$133
Distributions reinvested	$1,799	$2,446	$1,485

(1)	Stock-based compensation includes $87, $90 and $77 of restricted stock and option expense related to director compensation for the years ended December 31, 2016, 2015 and 2014, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (11) (14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,971	$6,035
Subtotal: 1-5 Years Maturity						5,971	6,035
Subtotal: Biotechnology Tools (0.77%)*						5,971	6,035

Communications & Networking
Under 1 Year Maturity
Achilles Technology Management Co II, Inc. (6) (13) (14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$1,278	1,304	1,304
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,211	8,975	—
Subtotal: Under 1 Year Maturity						10,279	1,304
1-5 Years Maturity
Avanti Communications Group (4) (9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$8,025	7,212	4,825
SkyCross, Inc. (6) (7) (13) (14B) (15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$16,758	16,900	—
Spring Mobile Solutions, Inc. (12) (14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	3,038	3,044
Subtotal: 1-5 Years Maturity						27,150	7,869
Subtotal: Communications & Networking (1.16%)*						37,429	9,173

Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (14A) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,837	19,837
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	965	965
Total Antenna79 (p.k.a. Pong Research Corporation)					$21,000	20,802	20,802
Nasty Gal (14B) (15)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$13,241	13,148	13,148
Second Time Around (Simplify Holdings, LLC) (14A) (15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,280	2,302	2,283
Subtotal: 1-5 Years Maturity						36,252	36,233
Subtotal: Consumer & Business Products (4.60%)*						36,252	36,233

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
Under 1 Year Maturity
AcelRx Pharmaceuticals, Inc. (9) (10) (14A) (15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$21,151	$21,151
Celsion Corporation (10) (14A)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$2,246	2,575	2,575
Subtotal: Under 1 Year Maturity						23,726	23,726
1-5 Years Maturity
Agile Therapeutics, Inc. (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,524	16,434
Aprecia Pharmaceuticals Company (11) (14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$20,000	19,700	19,706
BioQ Pharma Incorporated (10) (14A) (14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$8,231	8,636	8,577
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$2,464	2,511	2,509
Total BioQ Pharma Incorporated					$10,695	11,147	11,086
Edge Therapeutics, Inc. (11) (14A) (17)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$15,000	15,004	15,045
Pulmatrix Inc. (8) (10) (14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$5,954	6,022	6,013
ZP Opco, Inc (p.k.a. Zosano Pharma) (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$12,123	12,325	12,238
Subtotal: 1-5 Years Maturity						80,722	80,522
Subtotal: Drug Delivery (13.23%)*						104,448	104,248

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Cerecor, Inc. (11) (14A)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$2,374	$2,499	$2,499
Neuralstem, Inc. (14A) (15)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,766	3,996	3,996
Subtotal: Under 1 Year Maturity						6,495	6,495
1-5 Years Maturity
Auris Medical Holding, AG (4) (9) (14B)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$12,500	12,317	12,326
Aveo Pharmaceuticals, Inc. (9) (12) (14A) (14B)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$10,000	10,269	10,218
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$5,000	4,926	4,918
Total Aveo Pharmaceuticals, Inc.					$15,000	15,195	15,136
Bellicum Pharmaceuticals, Inc. (14A) (14B) (15)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	15,212	15,387
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$5,000	4,981	5,049
Total Bellicum Pharmaceuticals, Inc.					$20,000	20,193	20,436
Brickell Biotech, Inc. (11) (14B)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,500	7,521	7,560
Cerulean Pharma, Inc. (12) (14B)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 1.55% or Floor rate of 7.30%	$13,078	13,994	13,908
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10) (14A)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$19,548	19,276	19,372
CytRx Corporation (10) (14B) (15)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$25,000	25,086	25,166
Epirus Biopharmaceuticals, Inc. (7) (14A)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$3,066	3,349	—
Genocea Biosciences, Inc. (10) (14A)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,313	17,376
Immune Pharmaceuticals (10) (14B)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$3,271	3,350	2,693
Insmed, Incorporated (10) (14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$55,000	54,695	54,559
Mast Therapeutics, Inc. (14A) (15)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$3,347	3,921	3,923
Melinta Therapeutics (12) (14A)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$24,502	25,001	24,945
Merrimack Pharmaceuticals, Inc. (9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,000
Metuchen Pharmaceuticals LLC (13) (14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%	$35,081	34,541	34,541
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (14A) (15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$40,000	39,388	39,504
PhaseRx,Inc. (14B) (15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$6,000	5,921	5,945
Sorrento Therapeutics, Inc. (9) (14B)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$50,000	48,069	48,069
uniQure B.V. (4) (9) (10) (14B)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$20,000	20,133	20,081
XOMA Corporation (9) (14B) (15)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 2.15% or Floor rate of 9.40%	$16,380	16,970	16,901
Subtotal: 1-5 Years Maturity						411,233	407,441
Subtotal: Drug Discovery & Development (52.53%)*						417,728	413,936

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
Persimmon Technologies (11) (13) (14B)	Electronics & Computer Hardware	Senior Secured	June 2019	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.50%	$7,012	$7,096	$7,134
Subtotal: 1-5 Years Maturity						7,096	7,134
Subtotal: Electronics & Computer Hardware (0.91%)*						7,096	7,134

Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC (14B) (15)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,125	10,261
PH Group Holdings	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,802	19,802
Subtotal: 1-5 Years Maturity						29,927	30,063
Subtotal: Healthcare Services, Other (3.82%)*						29,927	30,063

Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc. (10) (13)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,061	2,045	1,728
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,463	18,307	15,467
Total Aria Systems, Inc.					$20,524	20,352	17,195
CloudOne, Inc. (10) (14B)	Internet Consumer & Business Services	Senior Secured	April 2019	Interest rate PRIME + 6.35% or Floor rate of 9.85%	$5,000	5,091	5,138
Intent Media, Inc. (13) (14A) (15)	Internet Consumer & Business Services	Senior Secured	December 2018	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%	$5,000	4,851	4,851
LogicSource (14B) (15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,500	8,533	8,649
Snagajob.com, Inc. (12) (13) (14A)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%	$35,293	34,517	35,067
Tectura Corporation (7) (8) (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$19,691	19,691	19,691
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	—
Total Tectura Corporation					$30,706	19,931	19,691
Subtotal: 1-5 Years Maturity						93,275	90,591
Subtotal: Internet Consumer & Business Services (11.50%)*						93,275	90,591

Media/Content/Info
1-5 Years Maturity
FanDuel, Inc. (14B)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$20,000	19,352	19,352
Machine Zone, Inc. (13) (16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$103,785	102,444	103,083
WP Technology, Inc. (Wattpad, Inc.) (4) (9) (11) (14B) (17)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	5,029	5,099
	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,500	2,471	2,510
Total WP Technology, Inc. (Wattpad, Inc.)					$7,500	7,500	7,609
Subtotal: 1-5 Years Maturity						129,296	130,044
Subtotal: Media/Content/Info (16.50%)*						129,296	130,044

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
InspireMD, Inc. (4) (9) (14B)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$2,237	$2,743	$2,743
Subtotal: Under 1 Year Maturity						2,743	2,743
1-5 Years Maturity
Amedica Corporation (8) (14B) (15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$7,417	8,816	8,715
Aspire Bariatrics, Inc. (14B) (15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$5,295	5,400	5,368
Avedro, Inc. (14A) (15)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$9,777	9,975	9,982
Flowonix Medical Incorporated (12) (14B)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$10,905	11,340	11,275
	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$4,255	4,243	4,214
Total Flowonix Medical Incorporated					$15,160	15,583	15,489
Gamma Medica, Inc. (10) (14B)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,500	2,650	2,645
IntegenX, Inc. (14B) (15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$15,000	15,068	15,168
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$1,750	1,694	1,730
Total IntegenX, Inc.					$16,750	16,762	16,898
Micell Technologies, Inc. (11) (14B)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$8,277	8,255	8,321
Quanta Fluid Solutions (4) (9) (10) (14B)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$12,500	12,547	12,500
Quanterix Corporation (10) (14A)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$9,964	10,276	10,316
SynergEyes, Inc. (14B) (15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,347	2,762	2,719
Subtotal: 1-5 Years Maturity						93,026	92,953
Subtotal: Medical Devices & Equipment (12.15%)*						95,769	95,696

Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation (14B) (15) (17)	Semiconductors	Senior Secured	November 2017	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$1,682	1,682	1,682
Subtotal: Under 1 Year Maturity						1,682	1,682
1-5 Years Maturity
Achronix Semiconductor Corporation (14B) (15) (17)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$3,341	3,546	3,530
Avnera Corporation (10) (14A)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,577	5,699	5,816
Subtotal: 1-5 Years Maturity						9,245	9,346
Subtotal: Semiconductors (1.40%)*						10,927	11,028

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (7) (13) (14C) (15) (18)	Software	Senior Secured	October 2016	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,566	$1,698	$730
RedSeal Inc. (15) (17)	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,635	2,635	2,635
Subtotal: Under 1 Year Maturity						4,333	3,365
1-5 Years Maturity
Actifio, Inc. (13) (14A)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$30,961	30,830	30,918
	Software	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.75%, PIK Interest 2.50%	$10,171	9,929	10,036
Total Actifio, Inc.					$41,132	40,759	40,954
Clickfox, Inc. (12) (14C)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%	$12,000	12,261	12,273
Cloud Technology Partners, Inc. (14A)	Software	Senior Secured	June 2018	Interest rate PRIME + 3.05% or Floor rate of 7.05%	$3,000	2,966	2,966
	Software	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.75%	$10,000	9,863	9,863
Total Cloud Technology Partners, Inc.					$13,000	12,829	12,829
Druva, Inc. (10) (12) (14B) (17)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$9,157	9,604	9,613
	Software	Senior Secured	May 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$10,000	10,066	10,141
Total Druva, Inc.					$19,157	19,670	19,754
Evernote Corporation (15) (17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,961	5,961
Lithium Technologies, Inc. (13) (14A) (15) (19)	Software	Senior Secured	June 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 1.80%	$25,019	24,999	24,999
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (7) (13) (14A) (15)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$13,000	12,747	5,477
Mattersight Corporation (11) (13)	Software	Senior Secured	February 2020	Interest rate PRIME + 6.25% or Floor rate of 9.75%, PIK Interest 2.15%	$22,664	22,023	22,280
OneLogin, Inc. (13) (15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$15,369	15,249	15,488
Quid, Inc. (13) (14A) (15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%	$8,116	8,126	8,220
RedSeal Inc. (14A) (15) (17)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,120	5,107
	Software	Senior Secured	January 2020	Interest rate PRIME + 7.75% or Floor rate of 11.25%	$5,000	4,880	4,880
Total RedSeal Inc.					$10,000	10,000	9,987
Signpost, Inc. (13) (14A) (15)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,237	15,022	15,190
Subtotal: 1-5 Years Maturity						199,646	193,412
Subtotal: Software (24.97%)*						203,979	196,777

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc. (10) (13) (14A)	Specialty Pharmaceuticals	Senior Secured	November 2020	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.00%	$35,041	$34,606	$34,798
Jaguar Animal Health, Inc. (10) (14B)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$3,511	3,803	3,725
Subtotal: 1-5 Years Maturity						38,409	38,523
Subtotal: Specialty Pharmaceuticals (4.89%)*						38,409	38,523

Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (12) (14B)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,497	8,529
Subtotal: 1-5 Years Maturity						8,497	8,529
Subtotal: Surgical Devices (1.08%)*						8,497	8,529

Sustainable and Renewable Technology
Under 1 Year Maturity
American Superconductor Corporation (10) (14B)	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,550	1,550
Modumetal, Inc. (11) (14C) (14D)	Sustainable and Renewable Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$376	882	882
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$3,370	4,115	4,115
Total Modumetal, Inc.					$3,746	4,997	4,997
Stion Corporation (5) (14A)	Sustainable and Renewable Technology	Senior Secured	February 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$333	333	333
Sungevity, Inc. (12) (14D)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	39,834	29,709
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	14,917
Total Sungevity, Inc.					$55,000	59,834	44,626
Subtotal: Under 1 Year Maturity						66,714	51,506
1-5 Years Maturity
FuelCell Energy, Inc. (11) (14B)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$20,000	20,488	20,707
Proterra, Inc. (10) (14A) (14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$30,000	30,670	30,592
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$10,000	9,921	9,916
Total Proterra, Inc.					$40,000	40,591	40,508
Rive Technology, Inc. (14A) (15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$7,500	7,586	7,650
Tendril Networks (11) (14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$15,000	15,405	15,324
Verdezyne, Inc. (14B) (15)	Sustainable and Renewable Technology	Senior Secured	April 2019	Interest rate PRIME + 8.25% or Floor rate of 11.75%	$15,000	15,084	15,098
Subtotal: 1-5 Years Maturity						99,154	99,287
Subtotal: Sustainable and Renewable Technology (19.14%)*						165,868	150,793
Total: Debt Investments (168.64%)*						1,384,871	1,328,803

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$575
Subtotal: Biotechnology Tools (0.07%)*					500	575

Communications & Networking
Achilles Technology Management Co II, Inc. (6) (15)	Communications & Networking	Equity	Common Stock	100	4,000	3,396
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	101	31
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,990
Subtotal: Communications & Networking (1.07%)*					5,101	8,417

Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	279
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	273
Total Market Force Information, Inc.				668,231	500	552
Subtotal: Consumer & Business Products (0.07%)*					500	552

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	574
Subtotal: Diagnostic (0.07%)*					750	574

Drug Delivery
AcelRx Pharmaceuticals, Inc. (3) (9)	Drug Delivery	Equity	Common Stock	54,240	108	141
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	542
Edge Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	161,856	1,000	2,023
Merrion Pharmaceuticals, Plc (4) (9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3) (15)	Drug Delivery	Equity	Common Stock	125,000	1,500	731
Revance Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	22,765	557	472
Subtotal: Drug Delivery (0.50%)*					3,674	3,909

Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3) (9) (15)	Drug Discovery & Development	Equity	Common Stock	426,931	1,060	231
Cerecor, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	105
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	96
Dicerna Pharmaceuticals, Inc. (3) (15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	411
Dynavax Technologies (3) (9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	79
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	921
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	23
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	936
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,042
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,175
Subtotal: Drug Discovery & Development (0.76%)*					14,853	6,019

Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	21
Subtotal: Electronics & Computer Hardware (0.00%)*					34	21

Information Services
DocuSign, Inc. (15)	Information Services	Equity	Common Stock	385,000	6,081	6,081
Subtotal: Information Services (0.77%)*					6,081	6,081

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$197
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (4) (9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	228
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	221
Total Lightspeed POS, Inc.				428,707	500	449
OfferUp, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,663
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	632
Total OfferUp, Inc.				394,790	2,295	2,295
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	431
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	249
Total Oportun (p.k.a. Progress Financial)				306,153	500	680
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	34
Tectura Corporation	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.46%)*					3,578	3,655

Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	4,085
Subtotal: Media/Content/Info (0.52%)*					4,085	4,085

Medical Devices & Equipment
AtriCure, Inc. (3) (15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	147
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	359
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	634
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	687
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	650
Total Gelesis, Inc.				581,038	925	1,971
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	216
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	188
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	514
Total Medrobotics Corporation				374,703	905	918
Optiscan Biomedical, Corp. (5) (15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	292
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	85
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,014
	Medical Devices & Equipment	Equity	Preferred Series E	13,573,546	1,136	1,138
Total Optiscan Biomedical, Corp.				76,790,345	10,048	4,529
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	548
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,086
Subtotal: Medical Devices & Equipment (1.21%)*					15,171	9,558

Software
Box, Inc. (3)	Software	Equity	Common Stock	611,442	4,709	8,475
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	86
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,288
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,725
	Software	Equity	Preferred Series E	80,587	131	440
Total ForeScout Technologies, Inc.				399,686	529	2,165
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (4) (9)	Software	Equity	Preferred Series E	669,173	963	1,025
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,431
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	148
Subtotal: Software (2.36%)*					13,392	18,618

Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$37
	Surgical Devices	Equity	Preferred Series C	656,538	282	52
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	671
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	450
Total Gynesonics, Inc.				5,653,360	1,673	1,210
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	357
	Surgical Devices	Equity	Preferred Series C	119,999	300	291
	Surgical Devices	Equity	Preferred Series D	260,000	650	912
	Surgical Devices	Equity	Preferred Series F	100,200	500	523
Total Transmedics, Inc.				569,160	2,550	2,083
Subtotal: Surgical Devices (0.42%)*					4,223	3,293

Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Glori Energy, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	1
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	533
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	512
Sungevity, Inc. (15)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	—
TPI Composites, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	78,018	273	1,251
Subtotal: Sustainable and Renewable Technology (0.29%)*					8,949	2,297
Total: Equity Investments (8.59%)*					81,641	67,654

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$181
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	409
Subtotal: Biotechnology Tools (0.07%)*					430	590

Communications & Networking
Intelepeer, Inc. (15)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	14
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	415
SkyCross, Inc. (6) (15)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.05%)*					1,219	429

Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	354
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	5,574
Nasty Gal (15)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	—
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.75%)*					1,922	5,928

Drug Delivery
AcelRx Pharmaceuticals, Inc. (3) (9) (15)	Drug Delivery	Warrant	Common Stock	176,730	785	92
Agile Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	180,274	730	269
Aprecia Pharmaceuticals Company	Drug Delivery	Warrant	Preferred Series A-1	735,981	366	242
BIND Therapeutics, Inc. (15)	Drug Delivery	Warrant	Common Stock	152,586	488	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	264
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	78,595	390	402
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	391
Neos Therapeutics, Inc. (3) (15)	Drug Delivery	Warrant	Common Stock	70,833	285	17
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	—
ZP Opco, Inc (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	266	—
Subtotal: Drug Delivery (0.21%)*					4,523	1,677

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$43
Anthera Pharmaceuticals, Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Auris Medical Holding, AG (3) (4) (9)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	51
Aveo Pharmaceuticals, Inc. (3) (9)	Drug Discovery & Development	Warrant	Common Stock	2,069,880	396	123
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	139
Cerecor, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	—
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	14
Chroma Therapeutics, Ltd. (4) (9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	—
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	56
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	8
CytRx Corporation (3) (15)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	78
Dicerna Pharmaceuticals, Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	13
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	75
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	—
Mast Therapeutics, Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	2,272,724	203	85
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	295
Nanotherapeutics, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	767
Neothetics, Inc. (p.k.a. Lithera, Inc) (3) (15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	29
Neuralstem, Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	1
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3) (15)	Drug Discovery & Development	Warrant	Common Stock	69,840	152	157
PhaseRx,Inc. (3) (15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	15
Sorrento Therapeutics, Inc. (3) (9)	Drug Discovery & Development	Warrant	Common Stock	306,748	890	632
uniQure B.V. (3) (4) (9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	8
XOMA Corporation (3) (9) (15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	6
Subtotal: Drug Discovery & Development (0.33%)*					8,575	2,595

Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Persimmon Technologies	Electronics & Computer Hardware	Warrant	Preferred Series D	63,348	40	509
Subtotal: Electronics & Computer Hardware (0.06%)*					52	509

Healthcare Services, Other
Chromadex Corporation (3) (15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	137
Subtotal: Healthcare Services, Other (0.02%)*					157	137

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
INMOBI Inc. (4) (9)	Information Services	Warrant	Common Stock	46,874	$82	$—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C	648,400	98	4
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	6
Total InXpo, Inc.				1,813,583	172	10
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					352	10

Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	96
CashStar, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	24
CloudOne, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	46
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	167
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,093
Lightspeed POS, Inc. (4) (9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	31
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	59
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	190
Prism Education Group, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	1
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,575,000	640	1,075
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	19
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.36%)*					3,853	2,801

Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Preferred Series E-1	4,648	730	682
Machine Zone, Inc. (16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	2,729
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	7
WP Technology, Inc. (Wattpad, Inc.) (4) (9)	Media/Content/Info	Warrant	Common Stock	127,909	1	6
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	14
Subtotal: Media/Content/Info (0.44%)*					3,422	3,438

Medical Devices & Equipment
Amedica Corporation (3) (15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	14
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	217
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	254
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	21
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	450,956	170	234
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	153
InspireMD, Inc. (3) (4) (9)	Medical Devices & Equipment	Warrant	Common Stock	39,364	242	20
IntegenX, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	35
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	292
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	347
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	158
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	65
Optiscan Biomedical, Corp. (5) (15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	170
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	355
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	104
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
ViewRay, Inc. (3) (15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	2
Subtotal: Medical Devices & Equipment (0.31%)*					6,149	2,441

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$71
	Semiconductors	Warrant	Preferred Series D-1	500,000	7	25
Total Achronix Semiconductor Corporation				860,000	167	96
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	88
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	114
Subtotal: Semiconductors (0.04%)*					217	298

Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	83
	Software	Warrant	Preferred Series F	31,673	343	54
Total Actifio, Inc.				105,257	592	137
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	488
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	63
	Software	Warrant	Preferred Series C	592,019	730	76
	Software	Warrant	Preferred Series C-A	2,218,214	230	1,604
Total Clickfox, Inc.				3,848,796	1,290	1,743
Cloud Technology Partners, Inc.	Software	Warrant	Preferred Series C	113,960	34	35
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	110
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (15)	Software	Warrant	Preferred Series E	614,333	16	—
Mattersight Corporation (3)	Software	Warrant	Common Stock	357,143	538	386
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	325
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	102
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	64
NewVoiceMedia Limited (4) (9)	Software	Warrant	Preferred Series E	225,586	33	45
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	188
Poplicus, Inc. (15)	Software	Warrant	Preferred Series C	2,595,230	—	6
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	8
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	65
Signpost, Inc. (15)	Software	Warrant	Preferred Series C	324,005	314	167
Soasta, Inc. (15)	Software	Warrant	Preferred Series E	410,800	691	190
Sonian, Inc. (15)	Software	Warrant	Preferred Series C	185,949	106	105
Subtotal: Software (0.53%)*					4,869	4,164

Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	860	421
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	308	—
Subtotal: Specialty Pharmaceuticals (0.05%)*					1,168	421

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	14
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	240
Total Gynesonics, Inc.				1,756,445	395	254
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	16
	Surgical Devices	Warrant	Preferred Series D	175,000	100	405
	Surgical Devices	Warrant	Preferred Series F	50,544	38	56
Total Transmedics, Inc.				265,980	363	477
Subtotal: Surgical Devices (0.09%)*					758	731

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$99
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	—
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	85
Beamreach Solar (p.k.a. Solexel, Inc.) (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	—
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,666	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	30
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	20
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	201
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	457
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	3
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	—
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	—
Total Sungevity, Inc.				52,472,222	1,445	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	219
Trilliant, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	202
Subtotal: Sustainable and Renewable Technology (0.17%)*					7,348	1,316
Total: Warrant Investments (3.49%)*					45,014	27,485
Total Investments (180.72%)*					$1,511,526	$1,423,942

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $24.7 million, $114.5 million and $89.8 million respectively. The tax cost of investments is $1.5 billion.

(3)

Except for warrants in 37 publicly traded companies and common stock in 19 publicly traded companies, all investments are restricted at December 31, 2016 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(7)

Debt is on non-accrual status at December 31, 2016, and is therefore considered non-income producing. Note that at December 31, 2016, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

(8)	Denotes that all or a portion of the debt investment is convertible debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(14)	Denotes that all or a portion of the debt investment includes an exit fee receivable.

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

(15)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology II, L.P., or HT II, or Hercules Technology III, L.P., or HT III, the Company’s wholly owned small business investment companies, or SBIC, subsidiaries.

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2016.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2016. Refer to Note 10.
(18)	Repayment of debt investment is delinquent of the contractual maturity date as of December 31, 2016.
(19)	The stated PIK interest rate may be reduced to 1.45% subject to achievement of a milestone by the portfolio company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Washington, DC, Santa Monica, CA, Hartford, CT, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not received such license, and HT IV currently has no material assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC, or (“HTM”), a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 to the Company’s consolidated financial statements).

HT II and HT III hold approximately $100.0 million and $261.8 million in assets, respectively, and they accounted for approximately 5.3% and 13.9% of the Company’s total assets, respectively, prior to consolidation at December 31, 2016.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. generally accepted accounting principles (“GAAP”), and the portfolio investments held by these taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with Articles 6 and 10 of Regulation S-X, the Company does not consolidate portfolio company investments. It is not appropriate for an investment company to consolidate a portfolio company that is not an investment company or that provides services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946.

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

Change in Accounting Principle

As of January 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which collectively require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements. Adoption of these standards results in the reclassification of debt issuance costs from Other Assets and the presentation of the Company’s SBA debentures, 2019 Notes, 2024 Notes, and 2021 Asset-Backed Notes net of the associated debt issuance costs for each instrument in the liabilities section on the Consolidated Statement of Assets and Liabilities. In addition, the comparative Consolidated Statement of Assets and Liabilities as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of the Company’s Other Assets, SBA debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and 2016 Convertible Notes line items were adjusted by the amount of unamortized debt issuance costs for each instrument. There is no impact to the Company’s Consolidated Statement of Operations. In addition, there is no change to the presentation of the Wells Facility or Union Bank Facility as debt issuance costs are presented separately as an asset on the Consolidated Statement of Assets and Liabilities.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASU 2015-03 and ASU 2015-15 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
SBA Debentures	$2,699	$3,371
2019 Notes	1,546	2,185
2024 Notes	7,482	2,872
2021 Asset-Backed Notes	1,233	2,305
2016 Convertible Notes	—	44
Wells Facility (1)	501	669
Union Bank Facility (1)	768	229
Total	$14,229	$11,675

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

At December 31, 2016, approximately 97.3% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2016 and 2015. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2016, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,110,209	$—	$7,813	$1,102,396
Preferred Stock	35,245	—	—	35,245
Common Stock	32,197	30,670	—	1,527
Warrants	22,987	—	4,422	18,565
Escrow Receivable	2,967	—	—	2,967
Total	$1,203,605	$30,670	$12,235	$1,160,700

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and December 31, 2015.

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(in thousands)	Balance January 1, 2015	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2015
Senior Debt	$923,906	$(2,295)	$(12,930)	$699,555	$—	$(505,274)	$—	$(566)	$1,102,396
Preferred Stock	57,548	2,598	(1,539)	15,076	(4,542)	—	685	(34,581)	35,245
Common Stock	1,387	(298)	743	—	(305)	—	—	—	1,527
Warrants	21,923	(3,849)	(4,749)	5,311	1,220	—	—	(1,291)	18,565
Escrow Receivable	3,598	71	—	511	(1,032)	(181)	—	—	2,967
Total	$1,008,362	$(3,773)	$(18,475)	$720,453	$(4,659)	$(505,455)	$685	$(36,438)	$1,160,700

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2016 relate to the exercise of warrants in TPI Composites, Inc. and Touchcommerce, Inc. to common stock in an initial public offering, or IPO, and acquisition, respectively; the exercise of warrants in Ping Identity Corporation to preferred stock; the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into Level 3 during the year ended December 31, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

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

For the year ended December 31, 2016, approximately $9.1 million and $1.4 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $25.7 million in net unrealized depreciation and $2.8 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (d)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 38.7x	12.3x
			Revenue Multiple (b)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (c)	13.75% - 25.97%	16.73%
			Average Industry Volatility (d)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other(f)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 51.4x	13.8x
			Revenue Multiple (b)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (c)	11.74% - 27.25%	19.02%
			Average Industry Volatility (d)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other(f)
Total Level Three Warrant and Equity Investments	$74,629

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

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.
(f)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$5,898	Market Comparable Companies	EBITDA Multiple (b)	3.3x - 19.5x	7.6x
			Revenue Multiple (b)	0.7x - 3.7x	2.1x
			Discount for Lack of Marketability (c)	14.31% - 25.11%	18.05%
			Average Industry Volatility (d)	37.72% - 109.64%	60.27%
			Risk-Free Interest Rate	0.61% - 1.09%	0.74%
			Estimated Time to Exit (in months)	10 - 26	15
	30,874	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 86.41%	65.40%
			Risk-Free Interest Rate	0.36% - 1.51%	0.80%
			Estimated Time to Exit (in months)	10 - 47	17
Warrant Investments	7,904	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 57.9x	16.0x
			Revenue Multiple (b)	0.4x - 9.6x	3.0x
			Discount for Lack of Marketability (c)	10.09% - 31.37%	23.11%
			Average Industry Volatility (d)	39.51% - 73.36%	41.19%
			Risk-Free Interest Rate	0.32% - 1.51%	0.87%
			Estimated Time to Exit (in months)	4 - 47	23
	10,661	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.52% - 109.64%	64.31%
			Risk-Free Interest Rate	0.36% - 1.45%	0.85%
			Estimated Time to Exit (in months)	10 - 44	20
Total Level Three Warrant and Equity Investments	$55,337

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

The Company’s process includes an analysis of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Debt investments that are traded on a public exchange are valued at the prevailing market price as of the valuation date.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2016 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in the Company’s unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2016, 2015, and 2014. The Company did not hold any control investments at December 31, 2015 or 2014.

(in thousands)			Year Ended December 31, 2016
Portfolio Company	Type	Fair Value at December 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,700	84	(604)	—	—
Total Control Investments		$4,700	$84	$(4,025)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,699	$12	$(3,409)	$—	$—
Stion Corporation	Affiliate	333	148	539	648	—
Total Affiliate Investments		$5,032	$160	$(2,870)	$648	$—
Total Control & Affiliate Investments		$9,732	$244	$(6,895)	$648	$—

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(in thousands)			Year Ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(1)	Represents reversals of prior period collateral based impairments.

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016 the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, the Company made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. The Company’s investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

As of December 31, 2015, changes to the capitalization structure of the portfolio company Gelesis, Inc. reduced the Company’s investment below the threshold for classification as an affiliate investment.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,078,779	75.7%	$961,464	80.1%
Senior Secured Debt	277,509	19.5%	171,732	14.3%
Preferred Stock	39,418	2.8%	35,245	2.9%
Common Stock	28,236	2.0%	32,197	2.7%
Total	$1,423,942	100.0%	$1,200,638	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2016 and December 31, 2015 is shown as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,362,223	95.6%	$1,167,281	97.2%
Netherlands	20,089	1.4%	20,112	1.7%
England	18,395	1.3%	8,884	0.8%
Switzerland	12,377	0.9%	—	0.0%
Canada	8,095	0.6%	595	0.0%
Israel	2,763	0.2%	3,764	0.3%
India	—	0.0%	2	0.0%
Total	$1,423,942	100.0%	$1,200,638	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$422,550	29.7%	$284,266	23.7%
Software	219,559	15.4%	147,237	12.3%
Sustainable and Renewable Technology	154,406	10.9%	159,487	13.3%
Media/Content/Info	137,567	9.7%	95,488	7.9%
Drug Delivery	109,834	7.7%	164,665	13.7%
Medical Devices & Equipment	107,695	7.6%	90,560	7.5%
Internet Consumer & Business Services	97,047	6.8%	88,377	7.4%
Consumer & Business Products	42,713	3.0%	26,611	2.2%
Specialty Pharmaceuticals	38,944	2.7%	52,088	4.3%
Healthcare Services, Other	30,200	2.1%	15,131	1.3%
Communications & Networking	18,019	1.3%	33,213	2.8%
Surgical Devices	12,553	0.9%	11,185	0.9%
Semiconductors	11,326	0.8%	22,705	1.9%
Electronics & Computer Hardware	7,664	0.5%	6,928	0.6%
Biotechnology Tools	7,200	0.5%	719	0.1%
Information Services	6,091	0.4%	1,657	0.1%
Diagnostic	574	0.0%	321	0.0%
Total	$1,423,942	100.0%	$1,200,638	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2016 and December 31, 2015.

Portfolio Activity

During the year ended December 31, 2016, the Company funded and or restructured investments in debt and equity securities totaling approximately $660.5 million and $20.2 million, respectively. During the year ended December 31, 2016, the Company converted approximately $4.6 million of debt to equity in two portfolio companies. During the year ended December 31, 2016, the Company converted approximately $512,000 of warrants to equity in two portfolio companies.

During the year ended December 31, 2015, the Company funded investments in debt securities and equity investments totaling approximately $694.1 million and $18.6 million, respectively. The Company converted approximately $566,000 of debt to equity in two portfolio companies in the year ended December 31, 2015. During the year ended December 31, 2015, the Company converted approximately $330,000 of warrants to equity in three portfolio companies.

During the year ended December 31, 2016, the Company recognized net realized gains of approximately $4.6 million on the portfolio. These net realized gains included gross realized gains of approximately $15.2 million primarily from the sale of investments in six portfolio companies, including Box, Inc. ($9.3 million), Celator Pharmaceuticals, Inc. ($1.5 million), TouchCommerce, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), ReachLocal ($610,000) and Hillcrest Laboratories, Inc. ($225,000). These gains were partially offset by gross realized losses of approximately $10.6 million primarily from the liquidation or write off of the Company’s warrant and equity investments in eight portfolio companies and the Company’s debt investments in five portfolio companies, including the settlement of the Company’s outstanding debt investment in The Neat Company ($6.2 million).

During the year ended December 31, 2015, the Company recognized net realized gains of approximately $5.1 million on the portfolio. These net realized gains included gross realized gains of approximately $12.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($3.2 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.5 million  from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $7.5 million primarily from the liquidation of the Company’s investments in sixteen portfolio companies.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2016, approximately 91.8% of the Company’s debt investments were in a senior secured first lien position, with 42.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 46.7% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property; and 3.1% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. The remaining 8.2% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At December 31, 2016 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2016 and December 31, 2015 was approximately $1.4 million and $3.0 million, respectively, and was fair valued and held in accordance with ASC Topic 820.

Income Recognition

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At December 31, 2016, the Company had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. At December 31, 2015, the Company had five debt investments on non-accrual at December 31, 2015 with a cumulative investment cost and fair value of approximately $47.4 million and $23.2 million, respectively. In addition, at December 31, 2015, the Company had one debt investment with an investment cost and fair value of approximately $20.1 million and $14.9 million, respectively, for which only the PIK interest was on non-accrual. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2016 and December 31, 2015 is the result of placing two new debt investments on non-accrual status, offset by the liquidation of three debt investments that were on non-accrual at December 31, 2015. For the year ended December 31, 2016, the Company recognized a realized loss of approximately $6.2 million on the settlement of one debt investment that was on non-accrual at December 31, 2015.  In addition, the Company recognized realized losses of $419,000 and $430,000 on the liquidation and partial write off, respectively, of two debt investments that were on non-accrual as of December 31, 2015.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $38.2 million of unamortized fees at December 31, 2016, of which approximately $35.8 million was included as an offset to the cost basis of its current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2015 the Company had approximately $26.1 million of unamortized fees, of which approximately $23.6 million was included as an offset to the cost basis of its current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

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

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2016, the Company had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as an offset to the cost basis of its current debt investments and approximately $2.5 million was deferred related to expired commitments. At December 31, 2015 the Company had approximately $22.7 million in exit fees receivable, of which approximately $17.4 million was included as an offset to the cost basis of its current debt investments and approximately $5.3 million was related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $7.8 million and $4.7 million in PIK income in the years ended December 31, 2016 and 2015, respectively.

To maintain the Company’s status as a RIC, PIK and exit fee income must be paid out to stockholders in the form of dividend distributions even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2016 and December 31, 2015.

Other Income (Loss)

Other Income (loss) generally consists of income or losses generated from sources other than the Company’s investment portfolio. For the year ended December 31, 2016 it consists of litigation settlement proceeds (refer to “Note 10 - Commitments and Contingencies”). For the years ended December 31, 2015 and December 31, 2014 it consists of loss on extinguishment of debt (refer to “Note 4 – Borrowings”).  Other income (loss) is classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received.

Stock Based Compensation

The Company has issued and may, from time to time, issue additional stock options and restricted stock to employees under the Company’s 2004 Equity Incentive Plan and members of the Board of Directors under the Company’s 2006 Equity Incentive Plan. Management follows the guidelines set forth under ASC Topic 718, (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Income Taxes

The Company intends to operate so as to qualify to be subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, distributions declared and paid by the Company in a taxable year may differ from the Company’s taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

The Company intends to distribute 100% of its spillover earnings, which consists of ordinary income and capital gains, from the taxable year ended December 31, 2016 to the Company’s shareholders during 2017. The Company distributed 100% of its spillover earnings from ordinary income from its taxable year ended December 31, 2015 to the Company’s stockholders during 2016.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and net realized securities gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statement of Operations. The Company did not have other comprehensive income in 2016, 2015, or 2014. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the distribution payable is recorded on the ex-dividend date.

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During 2016, 2015, and 2014, the Company issued approximately 144,308, 199,894, and 96,976 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company does not believe that ASU 2016-01 will have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that ASU 2016-02 will have a material impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe that ASU 2016-09 will have a material impact on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that ASU 2016-15 will have a material impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company does not believe that ASU 2016-18 will have a material impact on its consolidated financial statements and disclosures.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), which the Company has publicly announced its intention to redeem on February 24, 2017, the 2024 Notes, the 2021 Asset-Backed Notes, and the SBA debentures, provide a strategic advantage as sources of liquidity due to their flexible structure, long-term duration, and low fixed interest rates. At December 31, 2016, the April 2019 Notes were trading on the New York Stock Exchange, or “NYSE” for $25.55 per share at par value, the September 2019 Notes were trading on the NYSE for $25.57 per share at par value and the 2024 Notes were trading on the NYSE for $25.40 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around December 31, 2016, the 2021 Asset-Backed Notes were quoted for 1.002 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $202.4 million, compared to the principal outstanding amount of $190.2 million as of December 31, 2016. The fair value of the outstanding borrowings under the Wells Facility at December 31, 2016 is equal to its transaction price as the Company renegotiated the terms of the agreement with Wells Fargo Capital Finance, LLC in December 2015 and added two additional lenders to the facility at the same terms during 2016.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at December 31, 2016 and December 31, 2015:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Wells Facility	5,016	—	—	5,016
2021 Asset-Backed Notes	109,376	—	109,376	—
April 2019 Notes	65,909	—	65,909	—
September 2019 Notes	46,920	—	46,920	—
2024 Notes	256,919	—	256,919	—
SBA Debentures	202,364	—	—	202,364
Total	$686,504	$—	$479,124	$207,380

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
2016 Convertible Notes (1)	$19,540	$—	$19,540	$—
Wells Facility	50,000	—	—	50,000
2021 Asset-Backed Notes	128,775	—	128,775	—
April 2019 Notes	65,573	—	65,573	—
September 2019 Notes	46,297	—	46,297	—
2024 Notes	104,401	—	104,401	—
SBA Debentures	194,121	—	—	194,121
Total	$608,707	$—	$364,586	$244,121

(1)	The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016.

4. Borrowings

Outstanding Borrowings

At December 31, 2016 and December 31, 2015, the Company had the following available and outstanding borrowings:

	December 31, 2016			December 31, 2015
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,501	$190,200	$190,200	$186,829
2019 Notes	110,364	110,364	108,818	110,364	110,364	108,179
2024 Notes	252,873	252,873	245,490	103,000	103,000	100,128
2021 Asset-Backed Notes	109,205	109,205	107,972	129,300	129,300	126,995
2016 Convertible Notes (3)	—	—	—	17,604	17,604	17,478
Wells Facility (4)	120,000	5,016	5,016	75,000	50,000	50,000
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$857,642	$667,658	$654,797	$700,468	$600,468	$589,609

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date. See “Note 2 – Summary of Significant Accounting Policies” for the amount of debt issuance cost associated with each borrowing.

(2)

At both December 31, 2016 and December 31, 2015, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016.
(4)

Availability subject to the Company meeting the borrowing base requirements. As the Union Bank Facility was replaced on May 5, 2016, amounts included above prior to May 5, 2016 relate to the Prior Union Bank Facility (as defined herein).

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of December 31, 2016, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2016. As of December 31, 2016, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2016, the Company held investments in HT II in 36 companies with a fair value of approximately $84.3 million, accounting for approximately 5.9% of the Company’s total investment portfolio. HT II held approximately $100.0 million in assets and accounted for approximately 5.3% of the Company’s total assets prior to consolidation at December 31, 2016.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2016, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2016. As of December 31, 2016, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2016, the Company held investments in HT III in 51 companies with a fair value of approximately $261.2 million, accounting for approximately 18.3% of the Company’s total portfolio. HT III held approximately $261.8 million in assets and accounted for approximately 13.9% of the Company’s total assets prior to consolidation at December 31, 2016.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2016 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the year ended December 31, 2016 for HT II was approximately $41.2 million with an average interest rate of approximately 4.52%. The average amount of debentures outstanding for the year ended December 31, 2016 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$6,988	$6,969
Amortization of debt issuance cost (loan fees)	671	667
Total interest expense and fees	$7,659	$7,636
Cash paid for interest expense and fees	$6,961	$6,942

As of December 31, 2016, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2016, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2016, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2016 and December 31, 2015:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

In April 2015, the Company redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015, the Company redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors. The Company has publicly announced its intention to redeem the remaining outstanding 2019 Notes on February 24, 2017. See “Note 14 – Subsequent Events”.

As of December 31, 2016 and December 31, 2015, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2016	December 31, 2015
April 2019 Notes	$64,490	$64,490
September 2019 Notes	45,874	45,874
Total 2019 Notes principal outstanding	$110,364	$110,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company’s compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$7,725	$10,899
Amortization of debt issuance cost (loan fees)	639	2,167
Total interest expense and fees	$8,364	$13,066
Cash paid for interest expense and fees	$7,726	$11,132

As of December 31, 2016, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

On October 11, 2016, the Company entered into a debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $150.0 million in aggregate principal amount of 2024 Notes through FBR Capital Markets & Co. acting as its sales agent (the “2024 Notes Agent”). Sales of the 2024 Notes may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2024 Notes Agent receives a commission from the Company equal to up to 2.00% of the gross sales of any 2024 Notes sold through the 2024 Notes Agent under the debt distribution agreement. The 2024 Notes Agent is not required to sell any specific principal amount of 2024 Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the 2024 Notes. The 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the 2024 Notes that is not reflected in the trading price.

Subsequent to October 11, 2016 and as of December 31, 2016, the Company sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2016 approximately $142.1 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement. See “Note 14 – Subsequent Events”.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of December 31, 2016 and December 31, 2015, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Principal amount of debt	$252,873	$103,000
Unamortized debt issuance cost	(7,482)	(2,872)
Original issue premium, net of accretion	99	—
Carrying value of 2024 Notes	$245,490	$100,128

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$11,775	$6,437
Amortization of debt issuance cost (loan fees)	686	333
Accretion of original issue premium	3	—
Total interest expense and fees	$12,464	$6,770
Cash paid for interest expense and fees	$10,873	$6,437

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended, (the “Securities Act”) (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(a)(51)(A) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provided by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At December 31, 2016 and December 31, 2015, the 2021 Asset-Backed Notes had an outstanding principal balance of $109.2 million and $129.3 million, respectively.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$4,366	$4,557
Amortization of debt issuance cost (loan fees)	1,071	902
Total interest expense and fees	$5,437	$5,459
Cash paid for interest expense and fees	$4,396	$4,557

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $8.3 million and $9.2 million of restricted cash as of December 31, 2016 and December 31, 2015, respectively, funded through interest collections.

2016 Convertible Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible notes due 2016 (the “2016 Convertible Notes”). The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016.

Prior to the close of business on October 14, 2015, holders were able to convert their 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the 2016 Convertible Notes. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the maturity date, holders were able to convert their 2016 Convertible Notes at any time. Throughout the life of the 2016 Convertible Notes, holders of approximately $74.8 million of the 2016 Convertible Notes exercised their conversion rights. These 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the 2016 Convertible Notes and approximately 1.6 million shares of the Company’s common stock, or $24.3 million.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the 2016 Convertible Notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the year ended December 31, 2015 was $1,000. The Company did not record a loss on extinguishment of debt for the year ended December 31, 2016. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

The 2016 Convertible Notes were accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2016 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2016 Convertible Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company recorded interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As of December 31, 2015, the components of the carrying value of the 2016 Convertible Notes were as follows:

(in thousands)	December 31, 2015
Principal amount of debt	$17,604
Unamortized debt issuance cost	(44)
Original issue discount, net of accretion	(82)
Carrying value of 2016 Convertible Notes	$17,478

For the years ended December 31, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$352	$1,007
Accretion of original issue discount	82	246
Amortization of debt issuance cost (loan fees)	44	131
Total interest expense and fees	$478	$1,384
Cash paid for interest expense and fees	$440	$1,057

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the years ended December 31, 2016 and December 31, 2015.

Credit Facilities

As of December 31, 2016 and December 31, 2015, the Company has two available secured credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million. Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2016 and 2015, this non-use fee was approximately $483,000 and $294,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2016, the minimum tangible net worth covenant has increased to $675.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million and the 7.3 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities (“JMP”) for gross proceeds of $95.0 million during the year ended December 31, 2016. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $195.9 million on the available facility during the year ended December 31, 2016 offset by repayments of $240.9 million. There was $5.0 million and $50.0 million of borrowings outstanding on this facility at December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$539	$578
Amortization of debt issuance cost (loan fees)	492	361
Total interest expense and fees	$1,031	$939
Cash paid for interest expense and fees	$577	$402

Union Bank Facility

On May 5, 2016, the Company, through a special purpose wholly owned subsidiary, Hercules Funding III LLC (“Hercules Funding III”), as borrower, entered into the credit facility (the “Union Bank Facility”) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the company’s credit facility (the “Prior Union Bank Facility”) entered into on August 14, 2014 (as amended and restated from time to time) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Prior Union Bank Facility from time to time.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

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

Under the Union Bank Facility, MUFG Union Bank made commitments of $75.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at either (i) if such borrowing is a base rate loan, a base rate per annum equal to the federal funds rate plus 1.00%, LIBOR plus 1.00% or MUFG Union Bank’s prime rate, in each case, plus a margin of 1.25% or (ii) if such borrowing is a LIBOR loan, a rate per annum equal to LIBOR plus 3.25%, and the Union Bank Facility generally has an advance rate of 50% against eligible debt investments. The Union Bank Facility is secured by all of the assets of Hercules Funding III.

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. Although the Company did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the years ended December 31, 2016 and 2015, the Company incurred non-use fees under the existing and previous Union Bank Facility of $356,000 and $380,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding III, including covenants relating to certain changes of control of the Company and Hercules Funding III. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of December 31, 2016, the minimum tangible net worth covenant increased to $723.6 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million and the 7.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $92.8 million during the year ended December 31, 2016. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Union Bank Facility matures on May 5, 2020, unless sooner terminated in accordance with its terms.

In connection with the Union Bank Facility, the Company and Hercules Funding III also entered into the Sale Agreement, by and among Hercules Funding III, as borrower, the Company, as originator and servicer, and MUFG Union Bank, as agent. Under the Sale Agreement, the Company agrees to (i) sell or transfer certain loans to Hercules Funding III under the Union Bank Facility and (ii) act as servicer for the loans sold or transferred.

The Company had aggregate draws of $90.0 million on the available facility during the year ended December 31, 2016 offset by repayments of $90.0 million. At December 31, 2016 there were no borrowings outstanding on the Union Bank Facility.

For the years ended December 31, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest expense	$189	$—
Amortization of debt issuance cost (loan fees)	356	61
Total interest expense and fees	$545	$61
Cash paid for interest expense and fees	$38	$—

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

During the year ended December 31, 2016, the Company reduced its realized gain by approximately $146,000 for Citigroup’s participation from the acquisition proceeds received on equity exercised from warrants that were included in the collateral pool. The Company also recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $16,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation and the acquisition proceeds received on the Company’s Ping Identity Corporation equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $127,000 as of December 31, 2016 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.4 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. The remaining warrants subject to the Citigroup participation agreement are set to expire in January 2017.

5. Income Taxes

The Company intends to operate so as to qualify to be subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains distributed to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

During the year ended December 31, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Undistributed net investment income (distributions in excess of investment income)	$1,644	$(994)
Accumulated realized gains	$5,034	$8,767
Additional paid-in capital	$(7,020)	$(7,773)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2016 was ordinary income in the amount of $91.1 million. The tax character of distributions paid for the year ended December 31, 2015 was ordinary income in the amount of $70.6 million and long term capital gains in the amount of $15.3 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $24.7 million and $29.3 million as of December 31, 2016 and 2015, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $114.5 million and $81.4 million as of December 31, 2016 and 2015, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $89.8 million and $52.1 million as of December 31, 2016 and 2015, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $1.5 billion and $1.3 billion as of December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2016	2015
Accumulated Capital Gains	$14,893	$7,962
Other Temporary Differences	1,306	4,117
Undistributed Ordinary Income	19,283	236
Unrealized Depreciation	(87,275)	(47,498)
Components of Distributable Earnings	$(51,793)	$(35,183)

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

For the year ended December 31, 2016, the Company paid approximately $184,000 of income tax and had approximately $652,000 of accrued but unpaid income tax as of December 31, 2016. For the year ended December 31, 2015, the Company paid approximately $751,000 of income tax and did not have an accrued but unpaid amount as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2013- 2015 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2012-2015 state tax years for the Company remain subject to examination by the state taxing authorities.

6. Shareholders’ Equity

On August 16, 2013, the Company entered into the Equity Distribution Agreement with JMP and on March 7, 2016, the Company renewed the Equity Distribution Agreement. The Equity Distribution Agreement provides that the Company may offer and sell up to 8.0 million shares of its common stock from time to time through JMP, as the sales agent. On December 21, 2016 the Equity Distribution Agreement was further amended to increase the numbers of shares by 4.0 million to a total of up to 12.0 million shares available. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2016 the Company sold 7.3 million shares of common stock for total accumulated net proceeds of approximately $92.8 million, including $2.2 million of offering expenses. The Company did not sell any shares under the program during the year ended December 31, 2015. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2016 approximately 4.1 million shares remain available for issuance and sale under the equity distribution agreement. See “Note 14 – Subsequent Events”.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock and on February 17, 2016, the Company’s Board of Directors extended the program until August 23, 2016, after which the plan expired. During the month of January 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million. The Company did not make any repurchases in subsequent months during 2016.  During the year ended December 31, 2015, the Company repurchased 437,006 shares of its common stock at an average price per share of $10.61 per share and a total cost of approximately $4.6 million.

On March 27, 2015, the Company raised approximately $100.1 million, after deducting offering expenses of $323,000, in a public offering of 7,590,000 shares of its common stock.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which was effective until the 2016 annual meeting of stockholders on July 7, 2016. Such authorization was not sought at the 2016 annual meeting of stockholders. During the year ended December 31, 2016, the Company has not issued common stock at a discount to NAV.

The Company has issued stock options for common stock subject to future issuance, of which 668,171 and 622,171 were outstanding at December 31, 2016 and December 31, 2015, respectively.

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

On December 29, 2016, the Company’s Board of Directors approved a further amendment and restatement of the 2004 Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of the Company’s common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of the Company’s common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of the Company’s common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue dividend equivalents in respect of the Company’s common stock underlying any restricted stock unit award payable in the form of cash or additional shares of the Company’s common stock to the extent, and in respect of, any vested restricted stock units. As of December 31, 2016, the Company has not issued any restricted stock units based on the December 2016 amended terms.

A summary of the restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2016, 2015, and 2014 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2013	36,668	2,395,778
Granted	8,333	981,550
Cancelled	—	(152,277)
Outstanding at December 31, 2014	45,001	3,225,051
Granted	19,999	656,341
Cancelled	—	(312,564)
Outstanding at December 31, 2015	65,000	3,568,828
Granted	61,666	493,881
Cancelled	(3,333)	(33,610)
Outstanding at December 31, 2016	123,333	4,029,099

In 2016, 2015, and 2014, the Company granted approximately 555,547, 676,340 and 989,883 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.  See “Note 14 —Subsequent Events.”

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2016, 2015, and 2014 was approximately $6.7 million, $9.2 million and $13.7 million, respectively based on the grant date close price and vesting period of each grant. During the years ended December 31, 2016, 2015, and 2014 the Company expensed approximately $7.0 million, $9.2 million and $9.2 million of compensation expense related to restricted stock, respectively. As of December 31, 2016, there was approximately $7.7 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 1.66 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the years ended December 31, 2016, 2015, and 2014:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2013	1,035,897	$11.94
Granted	989,883	$13.82
Vested	(570,723)	$12.00
Forfeited	(152,277)	$12.82
Unvested at December 31, 2014	1,302,780	$13.23
Granted	676,340	$13.67
Vested	(816,484)	$13.26
Forfeited	(312,564)	$13.16
Unvested at December 31, 2015	850,072	$13.59
Granted	555,547	$12.02
Vested	(569,118)	$13.58
Forfeited	(36,943)	$12.70
Unvested at December 31, 2016	799,558	$12.54

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

The following table summarizes the common stock options activities under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2016, 2015, and 2014:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2013	833,923	$12.53
Granted	426,000	$15.54
Exercised	(353,547)	$10.76
Forfeited	(208,344)	$14.80
Expired	(2,360)	$13.78
Shares Outstanding at December 31, 2014	695,672	$14.58
Granted	163,500	$12.68
Exercised	(36,331)	$10.81
Forfeited	(190,006)	$14.83
Expired	(10,664)	$13.21
Shares Outstanding at December 31, 2015	622,171	$14.25
Granted	230,000	$12.16
Exercised	(36,500)	$11.05
Forfeited	(82,895)	$13.41
Expired	(64,605)	$15.05
Shares Outstanding at December 31, 2016	668,171	$13.73
Shares Expected to Vest at December 31, 2016	281,421	$13.73

The following table summarizes stock options outstanding and exercisable at December 31, 2016:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	332,587	6.27	$703,067	$12.00	103,201	4.89	$275,444	$11.44
$14.60 - $16.34	335,584	4.64	—	$15.45	283,549	4.51	—	$15.45
$9.25 - $16.34	668,171	5.45	$703,067	$13.73	386,750	4.61	$275,444	$14.38

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2016, options for approximately 386,750 shares were exercisable at a weighted average exercise price of approximately $14.38 per share with weighted average of remaining contractual term of 4.61 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2016, 2015, and 2014 was approximately $837,000, $57,000 and $211,000, respectively. During the years ended December 31, 2016, 2015, and 2014, approximately $169,000, $265,000 and $395,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2016, there was $117,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.04 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.  The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2016, 2015, and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Expected Volatility	23.73%	18.94%	19.90%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.87% - 1.98%	1.08% - 1.70%	1.21% - 1.66%

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator
Net increase in net assets resulting from operations	$68,703	$42,916	$71,188
Less: Distributions declared-common and restricted shares	(92,333)	(87,438)	(78,562)
Undistributed earnings	(23,630)	(44,522)	(7,374)
Undistributed earnings-common shares	(23,630)	(44,522)	(7,374)
Add: Distributions declared-common shares	91,065	85,959	76,953
Numerator for basic and diluted change in net assets per common share	$67,435	$41,437	$69,579

Denominator
Basic weighted average common shares outstanding	73,753	69,479	61,862
Common shares issuable	22	184	1,363
Weighted average common shares outstanding assuming dilution	73,775	69,663	63,225

Change in net assets per common share
Basic	$0.91	$0.60	$1.12
Diluted	$0.91	$0.59	$1.10

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share.

Unvested common stock options are also included in the denominator for the purpose of calculating diluted earnings per share. For the year ended December 31, 2015, the dilutive effect of the 2016 Convertible Notes under the treasury stock method was also included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.03 as of December 31, 2015) for the 2016 Convertible Notes for such period. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there is no potential additional dilutive effect for the year ended December 31, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2016, 2015, and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was 676,133, 627,483 and 727,733 shares, respectively.

At December 31, 2016, the Company was authorized to issue 200 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three years ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Per share data (1):
Net asset value at beginning of period	$9.94	$10.18	$10.51
Net investment income	1.36	1.06	1.16
Net realized gain on investments	0.06	0.07	0.32
Net unrealized depreciation on investments	(0.49)	(0.51)	(0.33)
Total from investment operations	0.93	0.62	1.15
Net increase (decrease) in net assets from capital share transactions (1)	0.18	0.26	(0.37)
Distributions of net investment income (6)	(1.25)	(1.26)	(1.27)
Stock-based compensation expense included in investment income (2)	0.10	0.14	0.16
Net asset value at end of period	$9.90	$9.94	$10.18

Ratios and supplemental data:
Per share market value at end of period	$14.11	$12.19	$14.88
Total return(3)	26.87%	(9.70%)	(1.75%)
Shares outstanding at end of period	79,555	72,118	64,715
Weighted average number of common shares outstanding	73,753	69,479	61,862
Net assets at end of period	$787,944	$717,134	$658,864
Ratio of total expense to average net assets (4)	11.25%	11.55%	10.97%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.65%	10.15%	10.94%
Portfolio turnover rate (5)	36.22%	46.34%	56.15%
Average debt outstanding	$635,365	$615,198	$535,127
Weighted average debt per common share	$8.61	$8.85	$8.65

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

(3)

The total return for the years ended December 31, 2016, 2015 and 2014 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period.
(5)

The portfolio turnover rate for the years ended December 31, 2016, 2015 and 2014 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period.

(6)	Includes distributions on unvested shares.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2016 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At December 31, 2016, the Company had approximately $59.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $55.0 million of non-binding term sheets outstanding at December 31, 2016. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2016, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
WP Technology, Inc. (Wattpad, Inc.)	7,500
Edge Therapeutics, Inc.	5,000
Achronix Semiconductor Corporation	3,318
Druva, Inc.	3,000
RedSeal Inc.	365
Total	$59,683

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.7 million, $1.7 million and $1.6 million, during the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s contractual obligations as of December 31, 2016 include:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)(4)(6)	$667,658	$110,364	$136,021	$83,150	$338,123
Operating Lease Obligations (5)	3,362	1,699	1,604	59	—
Total	$671,020	$112,063	$137,625	$83,209	$338,123

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in principal outstanding under the SBA debentures, $110.4 million of the 2019 Notes, $252.9 million of the 2024 Notes, $109.2 million  of the 2021 Asset-Backed Notes, and $5.0 million in outstanding borrowings on the Wells Facility as of December 31, 2016.

(4)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(5)	Long-Term facility leases.
(6)	Reflects announced redemption of the remaining 2019 Notes in 2017. See “Note 14 – Subsequent Events.”

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

On December 19, 2016, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with all defendants in connection with a litigation matter (“the Action”) filed in November 2014. In connection with the Settlement Agreement, the Action was settled among the parties and the Company received a settlement payment in the amount of $8.0 million. The Settlement Agreement also provides a mutual release by the Company and the defendants of any and all claims and cross-claims that were asserted in the Action, the circumstances and events underlying the Action and attorney’s fees and costs related thereto. The Settlement Agreement does not constitute an admission of liability, fault, or wrongdoing by any party. The settlement payment was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

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

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the drug discovery and development, software, sustainable and renewable technology, media/content/info, drug delivery, medical devices and equipment, internet consumer and business services, consumer and business products, specialty pharmaceuticals, healthcare services, communications and networking, surgical devices, semiconductors, electronics and computer hardware, biotechnology tools, information services, and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the years ended December 31, 2016 and December 31, 2015, the Company’s ten largest portfolio companies represented approximately 34.0% and 32.1% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2016 and December 31, 2015, the Company had seven and two investments, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2016, the Company had seven equity investments representing approximately 54.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2015, the Company had four equity investments which represented approximately 53.2% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2016. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$38,939	$43,538	$45,102	$47,472
Net investment income	20,097	23,354	23,776	33,117
Net increase in net assets resulting from operations	14,295	9,475	30,812	14,121
Change in net assets resulting from operations per common share (basic)	$0.20	$0.13	$0.41	$0.18

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$32,494	$38,126	$47,132	$39,380
Net investment income	12,993	16,781	23,590	20,137
Net increase in net assets resulting from operations	21,919	2,752	4,075	14,170
Change in net assets resulting from operations per common share (basic)	$0.33	$0.03	$0.05	$0.20

14. Subsequent Events

Distribution Declaration

On February 16, 2017 the Company’s Board of Directors declared a cash distribution of $0.31 per share to be paid on March 13, 2017 to shareholders of record as of March 6, 2017. This distribution represents the Company’s forty-sixth consecutive distribution since the Company’s initial public offering, bringing the total cumulative distribution to date to $12.78 per share.

Restricted Stock Unit Grants

In January 2017, the Company granted 600,461 restricted stock units pursuant to the Plans.

4.375% Convertible Notes due 2022

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of 4.375% Convertible Notes due 2022 (the “2022 Convertible Notes”), which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately $224.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchaser’s discount of approximately $5.2 million, were approximately $5.7 million.

The Company intends to use the net proceeds from this offering (i) to repurchase or otherwise redeem all of its 2019 Notes, (ii) to fund investments in debt and equity securities in accordance with its investment objective and (iii) for working capital and other general corporate purposes. The 2022 Convertible Notes will mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017.

The 2022 Convertible Notes will be unsecured obligations of the Company and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances.

The Company may not redeem the 2022 Convertible Notes at its option prior to maturity. No sinking fund is provided for the 2022 Convertible Notes. In addition, if certain corporate events occur in respect of the Company, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The 2022 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes and the 2022 Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2022 Convertible Notes Indenture. The Company offered and sold the 2022 Convertible Notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchaser in connection with the sale of the 2022 Convertible Notes.

2019 Notes – Redemption

On January 25, 2017, the Company’s Board of Directors approved a redemption of the remaining $110.4 million of outstanding aggregate principal amount of the 2019 Notes, and notice for such redemption has been provided. The Company has publicly announced its intention to redeem the remaining 2019 Notes on February 24, 2017.

ATM Debt Program Issuances

Subsequent to December 31, 2016 and as of February 17, 2017, the Company sold 225,457 notes of the 2024 Notes through the 2024 Notes Agent for approximately $5.6 million in aggregate principal amount under the ATM debt distribution agreement with FBR Capital Markets & Co. As of February 17, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

ATM Equity Program Issuances

Subsequent to December 31, 2016 and as of February 17, 2017, the Company sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $47.1 million, including $356,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of February 17, 2017 approximately 751,000 shares remain available for issuance and sale under the equity distribution agreement.

Portfolio Company Developments

As of February 17, 2017, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the Jumpstart Our Business Startups Act of 2012. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2016, the Company’s portfolio companies announced the following events:

1.

In February 2017, the Company’s portfolio company Jaguar Animal Health, Inc. entered into a binding agreement to merge with Napo Pharmaceuticals, a company that focuses on the development and commercialization of proprietary pharmaceuticals for the global marketplace in collaboration with local partners.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2016

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

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2017 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2017 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2017 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2017 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of Hercules Capital, Inc. (formerly Hercules Technology Growth Capital, Inc.; the “Company” or the “Registrant”) are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	111
	Consolidated Statements of Operations for the three years ended December 31, 2016	113
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2016	114
	Consolidated Statements of Cash Flows for the three years ended December 31, 2016	115
	Consolidated Schedule of Investments as of December 31, 2016	116
	Consolidated Schedule of Investments as of December 31, 2015	131
	Notes to Consolidated Financial Statements	146

2.	The following financial statement schedule is filed herewith:
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2016	187

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2016

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	December 31,
		Credited to	2015	Gross	Gross	Appreciation/	2016
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.(5)	Senior Debt	78	—	1,304	—	—	1,304
	Common Stock	—	—	4,000	—	(604)	3,396
Total Majority Owned Control Investments		$78	$—	$5,304	$—	$(604)	$4,700
Other Control Investments
SkyCross, Inc.(5)	Senior Debt	$—	$—	$16,900	$(13,479)	$(3,421)	$—
	Preferred Warrants	—	—	394	(394)	—	—
Total Other Control Investments		$—	$—	$17,294	$(13,873)	$(3,421)	$—
Total Control Investments		$78	$—	$22,598	$(13,873)	$(4,025)	$4,700

Affiliate Investments
Optiscan BioMedical, Corp.	Senior Debt	$12	$—	$431	$(431)	$—	$—
	Preferred Stock	—	6,661	1,135	—	(3,267)	4,529
	Preferred Warrants	—	312	—	—	(142)	170
Stion Corporation	Senior Debt	148	1,013	—	(1,866)	1,187	333
Total Affiliate Investments		$160	$7,986	$1,566	$(2,297)	$(2,222)	$5,032
Total Control and Affiliate Investments		$238	$7,986	$24,164	$(16,170)	$(6,247)	$9,732

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2016.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
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

(5)

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on a portfolio company’s board. In June 2016 the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016 the Company made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. The Company’s investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(3)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 6, 2015.(43)

3(e)	Articles of Amendment, dated February 25, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (60)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

4(r)	Form of 6.25% Note due 2024, dated May 2, 2016 (Additional July 2024 Note).(52)

4(s)	Form of 6.25% Note due 2024, June 27, 2016 (Additional July 2024 Note).(53)

4(t)	Form of 6.25% Note due 2024, July 5, 2016 (Additional July 2024 Note).(54)

4(u)	Form of 6.25% Note due 2024, October 11, 2016 (Additional July 2024 Note).(56)

4(v)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank, National Association, as Trustee.(57)

4(w)	Form of 4.375% Convertible Note Due 2022 (included as part of Exhibit 4(v)).(57)

Exhibit Number	Description
10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

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

10(g)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(h)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(10)

10(i)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(j)	Form of Custody Agreement between the Company and Union Bank of California.(3)

10(k)	Form of Restricted Stock Unit Award Agreement.(10)

10(l)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(m)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(n)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(o)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(3)

10(p)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(q)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(3)

10(r)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(s)

Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of July 28, 2006.(5)

10(t)

Second Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of December 6, 2006.(6)

10(u)

Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 30, 2007.(13)

10(v)

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 2, 2007.(14)

10(w)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(x)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)

Exhibit Number	Description
10(y)

First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 7, 2008.(16)

10(z)

Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 7, 2008.(16)

10(aa)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(bb)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Form of SBA Debenture.(19)

10(dd)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ee)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(ff)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(ii)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(jj)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(kk)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(36)

10(ll)

First Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(mm)	Intercreditor Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(nn)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(oo)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(pp)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)

10(qq)

Sale and Servicing Agreement by and Among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1 LLC, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(rr)	Sale and Contribution Agreement by and between Hercules Technology Growth Capital, Inc. and Hercules Capital Funding 2012-1 LLC, dated as of December 19, 2012.(36)

10(ss)

Note Purchase Agreement among the Hercules Technology Growth Capital, Inc., Hercules Capital Funding 2012-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2012-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, dated as of December 12, 2012.(36)

Exhibit Number	Description
10(tt)

Administration Agreement between Hercules Capital Funding Trust 2012-1LLC, Hercules Technology Growth Capital, Inc., Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(uu)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(vv)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(ww)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of January 31, 2014.(37)

10(xx)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of July 8, 2014.(38)

10(yy)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(41)

10(zz)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

10(aaa)	Form of Amended and Restated Indemnification Agreement.(59)

10(bbb)	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.(44)

10(ccc)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(ddd)

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(eee)	First Amendment and Waiver to Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of November 3, 2015.(47)

10(fff)

First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(48)

10(ggg)

Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules

Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of March 8, 2016. (58)

10(hhh)

Third Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 7, 2016.(50)

10(iii)

Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(51)

10(jjj)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(51)

10(kkk)

First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(55)

10(lll)	Form of Performance Restricted Stock Unit Award Agreement.(10)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

14.1	Code of Ethics.(8)

14.2	Code of Business Conduct and Ethics.(46)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 3, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 4, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 19, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.

(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 20, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.
(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(52)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(53)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(54)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(55)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(56)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(57)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(58)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(59)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(60)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 25, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 23, 2017	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 23, 2017.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ	Chairman of the Board, President and Chief	February 23, 2017
Manuel A. Henriquez	Executive Officer (Principal Executive Officer)

/S/ MARK HARRIS	Chief Financial Officer	February 23, 2017
Mark Harris	(Principal Accounting Officer)

/S/ ROBERT P. BADAVAS	Director	February 23, 2017
Robert P. Badavas

/S/ THOMAS J. FALLON	Director	February 23, 2017
Thomas Fallon

/S/ JOSEPH F. HOFFMAN	Director	February 23, 2017
Joseph F. Hoffman

/S/ SUSANNE D. LYONS	Director	February 23, 2017
Susanne D. Lyons

/S/ DOREEN WOO HOO	Director	February 23, 2017
Doreen Woo Ho

/S/ ALLYN C. WOODWARD, JR	Director	February 23, 2017
Allyn C. Woodward, Jr.

EXHIBIT INDEX

Exhibit Number	Descriptions

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, as amended.