Form 10-K/A
period 2016-12-31
Hercules Capital, Inc.
filed 2017-04-28
CIK 1280784

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share 6.25% Notes due 2024	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)

	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

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

On April 24, 2017, there were 82,787,162 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Not applicable.

HERCULES CAPITAL, INC.

FORM 10-K/A

ANNUAL REPORT

Explanatory Note

Hercules Capital, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2016 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in the Form 10-K.

In this Amendment No. 1 to the Annual Report on Form 10-K, the “Company,” “Hercules,” “HTGC,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts on or after February 25, 2016 and “Hercules Technology Growth Capital, Inc.” and its wholly owned subsidiaries and its affiliated securitization trusts prior to February 25, 2016 unless the context otherwise requires.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees and their positions are set forth below. The address for each executive officer, director and key employee is c/o Hercules Capital, Inc., 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Name	Age	Positions
Interested Director:
Manuel A. Henriquez(1)	53	Chairman of the Board of Directors, President and Chief Executive Officer
Independent Directors:
Robert P. Badavas	64	Director
Allyn C. Woodward, Jr.	76	Director
Thomas J. Fallon	55	Director
Susanne D. Lyons	60	Director
Joseph F. Hoffman	68	Director
Doreen Woo Ho	69	Director

Executive Officers:
Mark Harris	46	Chief Financial Officer and Chief Accounting Officer
Melanie Grace	48	General Counsel and Chief Compliance Officer
Scott Bluestein	38	Chief Investment Officer
Andrew Olson	34	Vice President of Finance and Senior Controller

(1)	Mr. Henriquez is an interested person, as defined in section 2(a)(19) of the 1940 Act, of the Company due to his position as an executive officer of the Company.

Set forth below is information, as of April 24, 2017, regarding Mr. Badavas, who is being nominated for election as director of Hercules by our stockholders at the 2017 annual meeting, as well as information about our other current directors whose terms of office will continue after the annual meeting, including each director’s (i) name and age; (ii) a brief description of their recent business experience, including present occupations and employment during at least the past five years; (iii) directorships, if any, that each director holds and has held during the past five years; and (iv) the year in which each person became a director of the Company. As the information that follows indicates, each nominee and each continuing director brings strong and unique experience, qualifications, attributes, and skills to our board. This provides our board, collectively, with competence, experience, and perspective in a variety of areas, including: (i) corporate governance and board service; (ii) executive management, finance, and accounting; (iii) venture capital financing with a technology-related focus; (iv) business acumen; and (v) an ability to exercise sound judgment.

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

Name, Address, and Age(1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During the past 5 years(2)
Independent Directors

Susanne D. Lyons (60)	Director	Class I Director since 2015	Retired. Chief Marketing Officer, VISA from 2005-2007.	None.

Robert P. Badavas (64)	Director Nominee	Class I Director since 2006	Retired. Chairman and Chief Executive Officer of PlumChoice, provider of remote technical services and support, from 2011-2016.	Constant Contract, Inc., an online marketing company, from 2007-2016.

Thomas J. Fallon (55)	Director	Class II Director since 2014	Chief Executive Officer of Infinera Corporation, manufacturer of high capacity optical transmission equipment, since 2010;	Infinera Corporation since 2014.

Allyn C. Woodward, Jr. (76)	Director	Class II Director since 2004	Retired. Vice Chairman and Director of Adams Harkness Financial Group, an institutional investment bank, from 2001-2006.	None.

Joseph F. Hoffman (68)	Director	Class III Director since 2015	Retired. SEC Reviewing Partner and Silicon Valley Professional for KPMG from 1998-2009.	None.

Doreen Woo Ho (69)	Director	Class III Director since 2016	Commissioner of the San Francisco Port Commission since May, 2011 and served as President from 2012 to 2014.	U.S Bank since 2012.

Interested Director

Manuel A. Henriquez (53)(3)	Director, Chief Executive Officer and Chairman of the Board of Directors	Class III since 2004	Hercules Capital, Inc. since 2004.	None.

(1)	The address for each officer and director is c/o Hercules Capital, Inc., 400 Hamilton Avenue., Suite 310, Palo Alto, California 94301.
(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.
(3)	Mr. Henriquez is an interested director due to his position as an officer of the Company.

Directors

Interested Directors

Mr. Henriquez is an “interested director” because he is our Chairman and Chief Executive Officer.

Manuel A. Henriquez	Board Committee:	Independent:
	N/A	No

Mr. Henriquez, age 53, is a co-founder of Hercules and has been our Chairman and Chief Executive Officer since 2004 and our President (since 2005) and his term expires in 2019.

Prior Business Experience:	• Partner, VantagePoint Venture Partners, a $2.5 billion multi-stage technology venture fund (2000-2003)
• President and Chief Investment Officer, Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company (1999-2000)
• Managing Director, Comdisco Ventures (1997-1999)
• Senior Member, Investment Team, Comdisco Ventures (1997-2000)

Private Directorships/ Memberships:	• Northeastern University, a global, experiential research university
• Lucile Packard Foundation for Children’s Health, the sole fundraising entity for Lucile Packard Children’s Hospital and the child health programs at Stanford University School of Medicine
• Children’s Health Council, a diagnostic and treatment center for children and adolescents facing developmental and behavioral challenges

Education:	• Bachelor’s degree in Business Administration from Northeastern University

Skills/ Qualifications:	In particular, Mr. Henriquez’ key areas of skills/qualifications include, but are not limited to:
• Client Industries—vast array of knowledge in venture capital financing, including software, life sciences and clean tech
• Banking/Financial Services—extensive experience with equity and debt financings as well SEC rules and regulations and business development companies
• Leadership/Strategy—current role as chairman and CEO as well as officer and director experience in several private and public companies and knowledge of financial risk assessment
• Finance/IT and Other Business Processes—extensive experience in IT and supervising IT internal control and procedures

Independent Directors

The following directors are “independent” under the New York Stock Exchange (the “NYSE”) rules and each of the following directors is not an “interested person” as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”).

Robert P. Badavas	Board Committee:	Independent:
	• Audit, Chair	Yes

Mr. Badavas, aged 64, retired in August, 2016 as Chairman and Chief Executive Officer of PlumChoice, a venture-backed technology, software and services company (since December 2011). He has served as a director on our Board of Directors (the “Board”) since March 2006 and his term expires in 2017.

Business Experience:	• President, Petros Ventures, Inc., a management and advisory services firm (2009-2011 and 2016 – present)
• President and Chief Executive Officer of TAC Worldwide, a multi-national technical workforce management and business services company (2005-2009)
• Executive Vice President and Chief Financial Officer, TAC Worldwide (2003-2005)
• Senior Partner and Chief Operating Officer, Atlas Venture, an international venture capital firm (2001-2003)
• Chief Executive Officer at Cerulean Technology, Inc., a venture capital backed wireless application software company (1995-2001)
• Certified Public Accountant, PwC (1974-1983)

Public Directorships:

•    Constant Contact, Inc., including chairman of the audit committee, a provider of email and other engagement marketing products and services for small and medium sized organizations, acquired by Endurance International Group Holdings, Inc., (2007-2016)

Prior Directorships:	• PlumChoice • Arivana, Inc.; a telecommunications infrastructure company—publicly traded until its acquisition by SAC Capital
• RSA Security; an IT security company—publicly traded until its acquisition by EMC
• On Technology; an IT software infrastructure company—publicly traded until its acquisition by Symantec
• Renaissance Worldwide; an IT services and solutions company—publicly traded until its acquisition by Aquent

Other Experience:	• Vice-Chairman, Board of Trustees. Bentley University (since 2005)

•    Board of Trustees Executive Committee and Corporate Treasurer, Hellenic College/Holy Cross Orthodox School of Theology, including positions on the executive committee and corporate treasurer (since 2002)

• Chairman Emeritus, The Learning Center for the Deaf (1995-2005)
• Master Professional Director Certification, American College of Corporate Directors
• National Association of Corporate Directors
• Annunciation Greek Orthodox Cathedral of New England, Parish Council President (since 2016)

Education:	• Bachelor’s degree in Accounting and Finance from Bentley University

Skills/ Qualifications:	In particular, Mr. Badavas’ key areas of skill/qualifications include, but are not limited to:
• Client Industries—extensive experience in software, business and technology enabled services and venture capital

•    Leadership/Strategy—significant experience as a senior corporate executive in private and public companies, including tenure as chief executive officer, chief financial officer and chief operating officer

•    Finance, IT and Other Business Strategy and Enterprise Risk Management—prior experience as a CEO directing business strategy and as a CFO directing IT, financing and accounting, strategic alliances and human resources and evaluation of enterprise risk in such areas

• Governance—extensive experience as an executive and director of private and public companies with governance matters

Thomas J. Fallon	Board Committee:	Independent:
	• Nominating	Yes

Mr. Fallon, aged 55, currently serves as Chief Executive Officer of Infinera Corporation (since 2010) and a member of Infinera’s board of directors (since 2009). He has served as a director on our Board since July 2014 and his term expires in 2018.

Infinera Corporation Experience:	• President and Chief Executive Officer, Infinera Corporation (2010-Current)
• Chief Operating Officer, Infinera Corporation (2006-2009)
• Vice President of Engineering and Operations, Infinera Corporation (2004-2006)

Other Business Experience	• Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc. (2003-2004)
• General Manager of Cisco Systems’ Optical Transport Business Unit, VP Operations, VP Supply, various executive positions (1991-2003)

Prior Directorships:	• Piccaro, a leading provider of solutions to measure greenhouse gas concentrations, trace gases and stable isotopes (2010-2016)

Other Experience:	• Member, Engineering Advisory Board of the University of Texas at Austin • Member, President’s Development Board University of Texas

Education:	• Bachelor’s degree in Mechanical Engineering from the University of Texas at Austin
• Master’s degree in Business Administration from the University of Texas at Austin

Skills/ Qualifications:	In particular, Mr. Fallon’s key areas of skill/qualifications include, but are not limited to:
• Client Industries—significant experience in venture capital and technology
• Leadership/Strategy—extensive experience as a director and executive in both public and private companies
Finance, IT and Other Business Processes—extensive experience as a manager and CEO related to finance, accounting, IT, treasury, human resources, or other key business processes.
• Enterprise Risk Management—experience in managing enterprise risk
• Governance—experienced in both corporate governance and executive compensation for both public and private companies

Joseph F. Hoffman	Board Committee:	Independent:
	• Nominating, Chair	Yes
• Audit

Mr. Hoffman, age 68, is retired from KPMG LLP after 26 years as a partner and senior executive with that firm. He has served as a director on our Board since April 2015 and his term expires in 2019.

Prior Business Experience:	• SEC Reviewing Partner and Silicon Valley Professional Practice Partner, KPMG LLP (1998-2009)
• Audit Partner and Business Unit Partner in Charge, KPMG LLP (1983-1998)

Private Directorships:	• LiveOps, Inc., a cloud based contact center (since 2013)
• KPMG LLP, an audit, tax, and advisory professional services firm. (2005-2009)

Audit Committees:	• LiveOps, Inc. (since 2013)
• KPMG LLP (2005-2009)
• Willamette University (since 2014)

Non-Profit Leadership:	• Board of Trustees, Willamette University (since 2011)

Memberships:	• California Society of Certified Public Accountants
• National Association of Corporate Directors
• American College of Corporate Directors
• Association of Governing Boards of Universities and Colleges

Education:	• Bachelor’s degree in Mathematics and Economics, Willamette University
• Master’s degree in Business Administration, Stanford Graduate School of Business
• Certified public accountant, State of California

Skills/ Qualifications:	In particular, Mr. Hoffman’s key areas of skill/qualifications include, but are not limited to:
• Client Industries—extensive experience in the technology, manufacturing, and financial services industries

•    Finance and Enterprise Risk Management—extensive experience as an advisor to senior management and audit committees on complex accounting, financial reporting, internal controls, and enterprise risk management

• Leadership/Strategy—significant experience as a business executive and director
• Governance—experience as the chairman of the governance committee with corporate governance issues, particularly in a publicly-traded company

•    Banking/Financial Services—experience with banking, mutual funds, or other financial services industries, including regulatory experience and specific knowledge of the Securities Act of 1933, as amended

Susanne D. Lyons	Board Committee:	Independent:
	• Compensation, Chair	Yes
• Nominating

Ms. Lyons, aged 60, is a retired senior executive who has held top marketing and general management roles at some of the largest financial services companies in America. She has served as a director on our Board since March 2015 and her term expires in 2017.

Prior Business Experience:	• Chief Marketing Officer, VISA (USA) (2004-2007)
• Various marketing and general management positions, including enterprise president of retail client service, Charles Schwab & Co., Inc. (1992-2001)
• Chief Marketing Officer, Charles Schwab & Co., Inc. (2000-2001)
• Senior positions in marketing, product development and business strategy, Fidelity Investments (1982-1992)

Private Directorships:	• U.S. Olympic Committee (since December 2010)
• Wildcare, a non-for-profit organization (since 2008)

Prior Directorships:	• CNET Networks until its acquisition by CBS Corp. (2007-2008)
• Gain Capital Holdings, Inc. (2008-2013)

Other Experience:	• Advisory Board, Marketo, Inc., a marketing automation software company (2008-2011)

Education:	• Bachelor’s degree in French from Vassar College
• Master’s degree in Business Administration from Boston University

Skills/ Qualifications:	In particular, Ms. Lyon’s key areas of skill/qualifications include, but are not limited to:
• Banking/Financial Services—held a variety of key executive and management positions at large global financial institutions, including 1940-Act regulated companies
• Leadership/Strategy—extensive experience as a director and executive with broad operational experience in investments, finance, human resources, and marketing
• Finance, IT and Other Business Processes—expertise in Human Resources, including extensive experience in public company compensation governance
• Governance—experienced executive and director for public companies, including extensive experience in public company compensation and governance

Allyn C. Woodward, Jr.	Board Committee:	Independent:
	• Audit	Yes–Lead Director
• Compensation

Mr. Woodward, age 76, has extensive experience and qualifications in banking and financial services. He has served as a director on our Board since February 2004 and his term expires in 2018.

Business Experience:	• Vice Chairman and Director, Adams Harkness Financial Group (formerly Adams, Harkness & Hill), an independent institutional research, brokerage and investment banking firm (2001-2006)
• President and Director, Adams Harkness Financial Group (1995-2001)
• Silicon Valley Bank
• Vice President, Founder, Wellesley, Massachusetts office
• Senior Vice President (1990-1992)
• Chief Operating Officer (California) (1992-1995)
• Senior Vice President and Group Manager of Technology Group, Bank of New England (1963-1990)

Private Directorships:	• Union Specialties, manufacturer of waterbased polyurethane dispersions and specialty products (1990-present)

Current Advisory Board Directorships:	• Fletcher Spaght Venture Capital (2005-present)
• Boston Millennia Partners (2000-present)
• Ampersand Venture Capital (2013-present)

Prior Directorships:	• AH&H Venture Capital
• Square 1 Bank
• Lecroy Corporation, Chairman
• Viewlogic Systems
• Cayenne Software, Inc.

Non-Profit Leadership:	• Member of Finance Committee and Board of Overseers, Newton Wellesley Hospital (2000-present)
• Babson College, Member of:
• Investment Committee
• Finance Committee
• Private Equity Committee (co-founder) (2000-present)

Education:	• Bachelor’s degree in Finance and Accounting from Babson College
• Banking degree, Stonier Graduate School of Banking at Rutgers University

Memberships	• National Association of Corporate Directors
• Board Leaders Group

Certifications:	• Executive Masters Professional Director Certification, American College of Corporate Directors

Skills/ Qualifications:	In particular, Mr. Woodward’s key areas of skill/qualifications include, but are not limited to:
• Client Industries and Banking/Financial Services—extensive leadership, management and director experience in financial services, banking and technology-related companies

•    Leadership/Strategy—significant executive and board experience for both private and public companies in business, finance and investments with a special emphasis on best policies regarding compensation and governance and service as Lead Independent Director

• Finance, IT and Other Business Processes—extensive experience related to finance, accounting, IT, treasury, human resources or other key business processes
• Governance—as lead director extensive experience with corporate governance issues, particularly in a publicly-traded company

Doreen Woo Ho	Board Committee:	Independent:
	• Compensation	Yes

Ms. Woo Ho, aged 69, is a retired senior executive who has held top management roles at some of the largest commercial banks in America, including Wells Fargo Bank, Citibank and United Commercial Bank. She has served as a director on our Board since October 2016 and her term expires in 2019.

Business Experience:

•    President and Chief Executive Officer of United Commercial Bank (2009)

•    Executive Vice President, Student Loans and Corporate Trust, Wells Fargo & Company (2008)

•    President of the Consumer Credit Group, Wells Fargo Bank (1998-2007)

•    Senior Vice President of National Business Banking, US Consumer Bank, Citibank (1974-1998)

Public Directorships:	• U.S. Bank (since 2012)

Prior Directorships:	• United Commercial Bank (2009)

Private Directorships:	• San Francisco Opera (since 1992)

Other Experience:	• Commissioner of the Port of San Francisco (since 2011) • Wells Fargo Management Committee member (1999-2008)

Education:	• Bachelor’s in History from Smith College • Masters in East Asian Studies from the School of International and Public Affairs at Columbia University

Skills/ Qualifications:	In particular, Ms. Woo Ho’s key areas of skill/qualifications include, but are not limited to:
• Banking/Financial Services—held a variety of key executive and management positions at large global financial institutions
• Leadership/Strategy—extensive experience as a director and executive with broad operational experience in investments and finance
• Finance, IT and other Business Processes—extensive experience in commercial lending, sales marketing as well as other key business processes
• Enterprise Risk Management—extensive experience in risk management and regulatory compliance in banking services
• Governance—gained extensive experience as CEO of a banking institution in corporate governance and executive management

Information about Executive Officers who are not Directors

The following information, as of April 24, 2017, pertains to our executive officers who are not directors of the Company.

Our executive officers perform policy-making functions for us within the meaning of applicable Securities and Exchange Commission (the “SEC”) rules. They may also serve as officers of our other subsidiaries. There are no family relationships among our directors or executive officers.

The following information outlines the name and age of our executive officers and his or her principal occupation with the Company, followed by the biographical information of each of such executive officer:

Name	Age	Principal Occupation
Manuel A. Henriquez	53	Chairman and Chief Executive Officer
Mark R. Harris	46	Chief Financial Officer and Chief Accounting Officer
Scott Bluestein	38	Chief Investment Officer
Melanie Grace	48	General Counsel, Chief Compliance Officer and Secretary
Andrew Olson	34	Vice President of Finance and Senior Controller

Executive Biographies

Mr. Manuel A. Henriquez’ biography can be found under “Directors” above.

Mark R. Harris joined us in 2015 as Chief Financial Officer and Chief Accounting Officer. Mr. Harris has over 20 years of experience working with public companies, as well as the mezzanine and direct lending space. Mr. Harris oversees the financial and accounting functions of the Company.

Other Prior Experience	• Chief Financial Officer, Asia Strategy and Senior Managing Director/Head of Asia, Avenue Capital, where he lead the Asia strategy (2006-2015)
• Corporate Financial Controller, Hutchinson Telecommunication International Limited (a NYSE and Stock Exchange of Hong Kong company) (2004-2006)
• Vice President of Finance, Vsource (a NASDAQ listed company) (2001-2004)
• Manager, Global Capital Markets Group, PricewaterhouseCoopers (1995-2001)

Education/ Other:	• Master’s of Business Administration from the University of Chicago, Booth School of Business
• Bachelor’s in Business Administration with an emphasis in Accounting from California Polytechnic State University, San Luis Obispo
• Active Certified Public Accountant in California
• Member, Foundation Board of California Polytechnic State University, San Luis Obispo

Scott Bluestein joined us in 2010 as Chief Credit Officer. He was promoted to Chief Investment Officer in 2014. Mr. Bluestein is responsible for managing the investment teams and investments made by the Company.

Other Prior Experience	• Founder and Partner, Century Tree Capital Management (2009-2010)
• Managing Director, Laurus-Valens Capital Management, an investment firm specializing in financing small and microcap growth-oriented businesses through debt and equity securities (2003-2009)
• Member of Financial Institutions Coverage Group focused on Financial Technology, UBS Investment Bank (2000-2003)

Education/ Other:	• Bachelor’s in Business Administration from Emory University

Melanie Grace joined us in 2015 as General Counsel, Chief Compliance Officer and Secretary. She has over 17 years of experience representing public and private companies in securities, compliance and transactional matters. Ms. Grace oversees the legal and compliance function for the Company and serves as secretary for the Company and select subsidiaries.

Other Prior Experience	• Chief Legal Officer and Corporate Secretary, WHV Investments, Inc. where she also served as interim Chief Compliance Officer (2011-2015)
• Member, Management, Operations and Proxy Committees, WHV Investments, Inc. (2013-2015)
• Chair, Ethics Committee, WHV Investments, Inc. (2013-2015)
• Chief Counsel, Corporate, NYSE Euronext (2005-2008)
• Associate, Fenwick & West LLP (2000-2005)

Education/ Other:	• Bachelor’s and Master’s in History from the University of California, Riverside
• Juris Doctor from Boston University School of Law
• Member, State Bar of California
• Registered In-House Counsel, New York
• Designated Investment Adviser Certified Compliance Professional®

Andrew Olson joined us in 2014 as Corporate Controller. He has served as our Interim Chief Financial Officer (June 9, 2015 to August 1, 2015). Currently, Mr. Olson is our Vice President of Finance and Senior Controller and is responsible for financial and regulatory reporting, financial planning and analysis, and financial systems design and implementation.

Other Prior Experience

•    Senior Manager in Financial Services practice of PricewaterhouseCoopers, LLP San Francisco and Hong Kong where he developed extensive experience providing audit and consulting services to both regional and international institutions (2006-2014)

Education/ Other:	• Bachelor’s in Business Economics from the University of California, Santa Barbara
• Active Certified Public Accountant in California

CORPORATE GOVERNANCE

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance (“NCG”) Committee. A brief description of each committee is included in herein and the charters of the Audit, Compensation, and NCG Committees are available on the Investor Relations section of our website at http://investor.htgc.com/corporate-governance.cfm.

As of the date of this Amendment, the members of each of our Board Committees are as follows (the names of the respective committee chairperson are bolded):

Audit	Compensation	Nominating and Governance
Robert Badavas Joseph Hoffman Allyn Woodward, Jr.	Susanne Lyons Allyn Woodward, Jr. Doreen Woo Ho	Joseph Hoffman Susanne Lyons Thomas Fallon

Each of our directors who sits on a committee satisfies the independence requirements for purposes of the rules promulgated by the NYSE and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Messrs. Badavas and Hoffman, Chairman and member of the Audit Committee, respectively, are each an “audit committee financial expert” as defined by applicable SEC rules.

Committee Governance

Each committee is governed by a charter that is approved by the Board, which sets forth each committee’s purpose and responsibilities. The Board reviews the committees’ charters, and each committee reviews its own charter, on at least an annual basis, to assess the charters’ content and sufficiency, with final approval of any proposed changes required by the full Board.

Committee Responsibilities and Meetings

The key oversight responsibilities of the Board’s committees, and the number of meetings held by each committee during 2016, are as follows:

Audit Committee	Number of meetings held in 2016: 4

•	Appointing, overseeing and replacing, if necessary, our independent auditor.

•	Overseeing the accounting and financial reporting processes and the integrity of the financial statements.

•	Establishing procedures for complaints relating to accounting, internal accounting controls or auditing matters.

•	Examining the independence qualifications of our auditors.

•	Assisting our Board’s oversight of our compliance with legal and regulatory requirements and enterprise risk management.

•

Assisting our Board in fulfilling its oversight responsibilities related to the systems of internal controls and disclosure controls which management has established regarding finance, accounting, and regulatory compliance.

•	Reviewing and recommending to the Board the valuation of the Company’s portfolio.

Compensation Committee	Number of meetings held in 2016: 5

•	Oversees our overall compensation strategies, plans, policies and programs.

•	The approval of director and executive compensation.

•	The assessment of compensation-related risks.

Nominating and Corporate Governance Committee	Number of meetings held in 2016: 6

•	Our general corporate governance practices, including review of our Corporate Governance Guidelines.

•	The annual performance evaluation of our Board and its committees.

•	The identification and nomination of director candidates.

•	Succession planning for management.

•

Criteria considered by the NCG Committee in evaluating qualifications of individuals for election as members of the Board consist of the independence and other applicable NYSE corporate governance requirements; the 1940 Act and all other applicable laws, rules, regulations and listing standards; and the criteria, polices and principles set forth in the NCG Committee charter.

•

Considers nominees properly recommended by a stockholder. Nominations for directors may be made by stockholders if notice is timely given and if the notice contains the information required in our Bylaws. Proposals must comply with the other requirements contained in our Bylaws, including supporting documentation and other information.

Code of Business Conduct and Ethics

Our code of business conduct and ethics requires that our directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of Hercules. Pursuant to our code of business conduct and ethics, which is available on our website at http://investor.htgc.com/corporate-governance.cfm, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Audit Committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by our Board.

Availability of Corporate Governance Documents

To learn more about our corporate governance and to view our corporate governance guidelines, code of business conduct and ethics, and the charters of our Audit Committee, Compensation Committee, and NCG Committee, please visit the Investor Relations page of our website at http://investor.htgc.com/corporate-governance.cfm, under “Corporate Governance.” Copies of these documents are also available in print free of charge by writing to Hercules Capital, Inc., c/o Melanie Grace, secretary, 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe, based on a review of Forms 3, 4 and 5 and amendment thereto filed with the SEC and other information known to us, that during fiscal year 2016, our directors, officers (as defined in the rules under Section 16 of the Exchange Act), and any greater than 10% stockholders have complied with all Section 16(a) filing requirements in a timely manner.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis discusses our 2016 executive compensation program, as it relates to the following executive officers:

Manuel A. Henriquez	Chairman of the Board of Directors and Chief Executive Officer (“CEO”)
Mark R. Harris	Chief Financial Officer (“CFO”) and Chief Accounting Officer
Scott Bluestein	Chief Investment Officer
Melanie Grace	General Counsel, Chief Compliance Officer and Secretary
Andrew Olson	Vice President of Finance and Senior Controller

We refer to Messrs. Henriquez, Harris, Bluestein and Olson and Ms. Grace as our “named executive officers,” or “NEOs”.

Executive Summary

Under the oversight of our Compensation Committee, the Company’s executive compensation program is designed to attract, incent and retain talented individuals who are critical to our continued success and our corporate growth and who will deliver sustained strong performance over the longer term. Our executive compensation program is designed to motivate the Company’s executive officers to maintain the financial strength of the Company while avoiding any inappropriate focus on short-term profits that would impede the Company’s long-term growth and encourage excessive risk-taking.

In 2016, the Company continued to review and enhance our compensation practices in accordance with our executive compensation philosophy. The review considered both compensation levels and company performance over a one-, three-, and five-year period from 2012 to 2016 (the “Performance Periods”). (See “Compensation Philosophy and Objectives” below). The Company believes that compensation paid to our NEOs for 2016 was commensurate with the Company’s overall absolute performance as well as our performance relative to peers during the relevant Performance Periods. The 2016 compensation decisions made by the Compensation Committee considered the fact that our performance relative to a peer group of companies was above the median, and in most cases above the 75th percentile, measured using Return on Average Assets (“ROAA”), Return on Equity (“ROE”), Return on Investment Capital (“ROIC”), and Total Shareholder Return (“TSR”) during the trailing one-, three-, and five-years.

The Company’s incentive compensation practices are significantly limited by the requirements imposed on us as an internally managed business development company (“BDC”) pursuant to the 1940 Act. (See “Limitations Imposed by the 1940 Act Relating to Implementation of Non-Equity Incentive Plans” below). These are regulatory limitations related to our corporate structure that are relatively unique and do not apply to most other publicly-traded companies. As discussed further below, our NEOs were compensated to reflect the Company’s performance during the relevant Performance Periods (See “Performance Highlights and Assessment of Company Performance” below) as well as individual performance.

In addition to key factors involved in the 2016 decisions made by the Compensation Committee, we continue to maintain the enhancements to our executive officer compensation program that we adopted in 2016, such as our clawback policy for all Section 16 officers and consideration of a mix of corporate and individual performance factors for our NEOs. In addition, the Compensation Committee did not grant restricted stock awards in 2017. Rather, the Compensation Committee granted restricted stock units with an additional one-year deferral period following the last vesting date. We believe these restricted stock unit awards assist the Company in retaining NEOs.

Compensation Philosophy and Objectives

As an internally managed BDC, the Company’s compensation program is designed to encourage the NEOs to think and act like stockholders. The structure of the NEOs’ compensation program is designed to encourage and reward the following factors, among other things:

•	sourcing and pursuing attractively priced investment opportunities to venture-backed companies;

•	achieving the Company’s dividend objectives (which focus on stability and potential growth);

•	maintaining credit quality, monitoring financial performance and ultimately managing a successful exit of the Company’s investment portfolio;

•	providing compensation and incentives necessary to attract, motivate and retain key executives critical to our continued success and growth;

•	focusing management behavior and decision-making on goals that are consistent with the overall strategy of the business;

•	ensuring a linkage between NEO compensation and individual contributions to our performance; and

•	risk management.

We believe that our continued success during 2016, despite strong competition for top-quality executive talent in the venture debt industry, was attributable to our ability to attract, motivate and retain the Company’s outstanding executive team through the use of both short- and long-term incentive compensation programs.

The Company’s compensation objectives are achieved through its executive compensation program, which for 2016 consisted of the following:

•	Annual Base Salary: Cash paid on a regular basis throughout the year. This provides a level of fixed income that is competitive to allow the Company to retain and attract executive talent.

•

Annual Cash Bonus Awards: Cash awards paid on an annual basis following year-end. This rewards NEOs who contribute to our financial performance and strategic success during the year, and rewards individual achievements.

•

Long-Term Equity Incentive Awards: Equity incentive awards vest 1/3 on a one-year cliff with remaining 2/3 vesting quarterly over two years based on continued employment with the Company. This rewards NEOs who contribute to our success through the creation of shareholder value, provides meaningful retention incentives, and rewards individual achievements.

The compensation program is designed to reflect best practices in executive compensation:

•	No employment agreements for NEOs.

•	No guaranteed retirement benefits.

•	No cash severance payments.

•	No change in control benefits.

•	No tax gross ups for NEOs.

•	No pension.

•	No executive perquisite allowances beyond the benefit programs offered to all employees.

•	No repricing of stock options without stockholder approval, as required under applicable NYSE rules (and subject to other requirements under the 1940 Act).

•	Routine engagement of an independent compensation consultant to review NEO compensation.

•	Maintenance of stock ownership guidelines for NEOs to own at least two times his or her salary.

•	Clawback policy for all Section 16 officers.

Executive Compensation Governance

The Company’s executive compensation program is supported by strong corporate governance and Board-level oversight. The Compensation Committee provides primary oversight of our compensation programs, including the design and administration of executive compensation plans, assessment and setting of corporate performance goals, as well as individual performance metrics, and the approval of executive compensation. In addition, the Compensation Committee retains an independent compensation consultant, and where appropriate, discusses compensation-related matters with our CEO, as it relates to the other NEOs. The Compensation Committee developed our 2016 compensation program, and the compensation paid to our NEOs during and in respect of 2016 was approved by the Compensation Committee as well as all of our independent directors.

•

Role of Compensation Committee: The Compensation Committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Exchange Act, independent directors as defined by the NYSE rules, and are not “interested persons” of the Company, as defined by Section 2(a)(19) of the 1940 Act. Ms. Lyons, Ms. Woo Ho and Mr. Woodward comprise the Compensation Committee. Ms. Lyons chairs the Compensation Committee.

The Compensation Committee operates pursuant to a charter that sets forth its mission, specific goals and responsibilities. A key component of the Compensation Committee’s goals and responsibilities is to evaluate, approve and/or make recommendations to our Board regarding the compensation of our NEOs, and to review their performance relative to their compensation to assure that they are compensated in a manner consistent with the compensation philosophy discussed above. In addition, the Compensation Committee evaluates and makes recommendations to our Board regarding the compensation of the directors for their services. Annually, the Compensation Committee:

•	evaluates our CEO’s performance,

•	reviews our CEO’s evaluation of the other NEOs’ performance,

•	determines and approves the compensation paid to our CEO, and

•	with input from our CEO, reviews and approves the compensation of the other NEOs.

The Compensation Committee periodically reviews our compensation programs and equity incentive plans to ensure that such programs and plans are consistent with our corporate objectives and appropriately align our NEOs’ interests with those of our stockholders. The Compensation Committee also administers our stock incentive program. The Compensation Committee may not delegate its responsibilities discussed above.

•

Role of Compensation Consultant: The Compensation Committee has engaged Frederic W. Cook & Co., Inc., or F.W. Cook, as an independent outside compensation consultant to assist the Compensation Committee and provide advice on a variety of compensation matters relating to CEO compensation, compensation paid to our other NEOs, peer group selection, compensation program design, market and industry compensation trends, director compensation levels and regulatory developments. F.W. Cook was hired by and reports directly to the Compensation

Committee. Our compensation consultant does not provide any other services to the Company. The Compensation Committee has assessed the independence of F.W. Cook pursuant to the NYSE rules, and it has been concluded that the consultant’s work for the Compensation Committee does not raise any conflict of interest.

•

Role of Chief Executive Officer: From time to time and at the Compensation Committee’s request, our CEO will attend the Compensation Committee’s meetings to discuss the Company’s performance and compensation-related matters. Our CEO does not attend executive sessions of the Compensation Committee, unless invited by the Compensation Committee. While our CEO does not participate in any deliberations relating to his own compensation, our CEO reviews on at least an annual basis the performance of each of the other NEOs and other executive officers. Based on these performance reviews and the Company’s overall absolute and relative performance, our CEO makes recommendations to the Compensation Committee on any changes to base salaries, annual bonuses and equity awards. The Compensation Committee considers the recommendations submitted by our CEO, as well as data and analysis provided by management and F.W. Cook, but retains full discretion to approve and/or recommend for Board approval all executive and director compensation.

Competitive Benchmarking Against Peers

To determine the competitiveness of executive compensation levels, the Compensation Committee analyzes a group of internally managed BDCs, financial services companies and real estate investment trusts (“REITs”) as set forth below (the “Peer Group”). The Peer Group is viewed as reflecting the labor market for our officer and employee talent, has a similar investor base, and, like the Company, the BDCs and REITs in the Peer Group are pass-through entities with the majority of earnings required to be distributed to shareholders as a dividend. The Compensation Committee does not specifically benchmark the compensation of our NEOs against that paid by other companies. During 2016, the Compensation Committee, based on the advice of F.W. Cook, reviewed the peer group used in connection with prior compensation decisions. Based on this review, and the advice of F.W. Cook, the Compensation Committee updated our Peer Group to better align it to our business. Our Peer Group was used as a factor in determining the annual cash bonus awards made with respect to 2016 (but paid in 2017), along with the various performance metrics outlined below under “Performance Highlights and Assessment of Company Performance,” as well as the further considerations further described below under “Annual Cash Bonus Awards.”

Our current Peer Group includes:

Internally Managed BDCs: American Capital, KCAP Financial, Main Street Capital and Triangle Capital

Financial Services: Alliance Bernstein, BGC Partners, Cowen Group, Evercore Partners, Fortress Investment Group, Greenhill & Co., Houlihan Lokey, LPL Financial Holdings, On Deck Capital and WisdomTree Investments

Real Estate Investment Trusts: Capstead Mortgage, CYS Investments, Hannon Armstrong, iStar Inc., Ladder Capital, MFA Financial, Redwood Trust, Sabra Health Care and Seritage Growth.

As of October 31 2016, which is the period the Compensation Committee reviewed our Peer Group, the Company outperformed most of its Peer Group over the one-, three- and five-years as follows*:

	Return on Average Assets (excl. cash)		Return on Equity		Return on Invested Capital		Total Shareholder Returns
Performance Period	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group
1-year	6.1%	100%	10.5%	93%	6.2%	93%	36.2%	100%
3-year	6.2%	99%	10.2%	89%	6.3%	89%	5.3%	64%
5-year	6.3%	96%	10.3%	86%	6.4%	87%	17.2%	88%

*	The data are from S&P Capital IQ. Data reflects most recent four quarters and TSR available as of 10/31/16.

The Company believes that compensation paid to our NEOs for 2016 was commensurate with the Company’s overall absolute performance as well as our performance relative to the Peer Group during the relevant Performance Periods. The 2016 compensation decisions made by the Compensation Committee considered the fact that our performance relative to the Peer Group was above the median, and in most cases above the 75th percentile, measured using ROAA, ROE, ROIC and TSR during the trailing one-, three-, and five-years as indicated in the chart above.

Limitations Imposed by the 1940 Act Relating to Implementation of Non-Equity Incentive Plans

We are an internally-managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements, including the 1940 Act, rules promulgated under the 1940 Act, and exemptive orders issued to us by the SEC. We refer to these requirements, rules, and exemptive orders as the “1940 Act Requirements.” The 1940 Act Requirements provide that the Company may maintain either an equity incentive plan or a “profit sharing plan.” A “profit sharing plan” as defined under the 1940 Act is any written or oral plan, contract, authorization or arrangement, or any practice, understanding or undertaking whereby amounts payable under the compensation plan are dependent upon or related to the profits of the company. The SEC has stated that compensation plans possess profit-sharing characteristics if an investment company is obligated to make payments under such a plan based on the level of income, realized gains or loss on investments or unrealized appreciation or depreciation of assets of such investment company.

The Company believes that equity incentives strongly align the interests of our stockholders with our NEOs, and, accordingly, an equity incentive plan was adopted in 2004. Since the Company has adopted the Equity Plan, the 1940 Act Requirements prohibit us from also implementing a “profit sharing plan.”

Why is this important to the Company’s executive compensation? The 1940 Act Requirements that restrict the Company to sponsoring either an equity incentive plan or a “profit sharing plan” limit the Company’s use of formulas or non-discretionary objective performance goals or criteria in its incentive plans. This means that the Compensation Committee is not permitted to use a nondiscretionary formulaic application of any performance criteria for corporate and individual goals to determine compensation. Rather, the Compensation Committee must take into consideration all factors and use its discretion to determine the appropriate amount of compensation for our NEOs. The Compensation Committee’s objective is to work within this regulatory framework to maintain and motivate pay-for-performance alignment, to establish appropriate compensation levels relative to our Peer Group and to implement compensation best practices.

2016 Advisory Vote on Executive Compensation

At our 2016 annual meeting of stockholders, our advisory vote on say-on-pay received support from our stockholders (89.4% of votes cast). The Company believes that the continuing dialogue with our stockholders on company performance, compensation and other governance matters is important. In advance of our 2016 annual meeting of stockholders, management engaged in numerous direct dialogues with our largest institutional shareholders, as well as a number of other institutional shareholders, to gain broad-based and/or specific insights into the Company’s overall performance, operating expenses, including executive compensation and corporate governance practices. In addition, we invited each of our institutional stockholders holding more than 1% of the Company’s stock to speak directly with management specifically on executive compensation and corporate governance practices.

The Company anticipates continuing our stockholder engagement efforts following the 2017 annual meeting and in advance of our future annual meetings.

Performance Highlights and Assessment of Company Performance

In determining the compensation for our NEOs, the Compensation Committee evaluates our performance relative to our Peer Group (See “Competitive Benchmarking Against Peers” above), as well as Company-specific absolute performance factors over the relevant Performance Periods. In 2016, relative and company-specific factors included:

Key Performance Indicators

	Performance Period Outcomes
Metric	2016	2015	2014	2013	2012
Total of New Fundings (in $ millions)	680.7	712.3	621.3	500.7	554.9
Total Investments at Cost (in $ millions)	1,511.5	1,252.3	1,035.3	906.3	914.3
Net Interest Margin (in $ million)	138.0	120.2	108.1	104.6	73.8

•

Total New Fundings: Debt and equity fundings grew from $554.9 million in 2012 to $680.7 million in 2016 or a CAGR of 5.2%, as we continue to expand our origination team, increase our market share and organically grow our business via a record funding year for Hercules.

•

Total Investments: Total investments at cost increased to $1,511.5 billion in 2016 from $914.3 million in 2012, a CAGR of 13.4% due to record new fundings, combined with the monetization of our warrants and equity positions.

•	Net Interest Margin: We continue to grow our net interest margin due to strong portfolio growth and effectively managing our weighted average cost of debt.

Execution Across Performance Metrics

	Performance Period Outcomes
Metric	2016	2015	2014	2013	2012
Liquidity Levels (in $ millions)	203.0	195.2	377.1	373.4	288.0
Available Unfunded Commitments (in $ millions)	59.7	75.4	147.7	69.1	19.3
Cumulative Net Realized Losses (in $ millions)	2.3	6.9	12.0	32.1	47.0
Dividend Yield (%)*	8.8	10.2	8.3	6.8	8.5

*	Dividend Yield: Dividend Yield is a financial ratio that indicates the amount of dividends paid by the Company relative to its share price and is calculated as annual dividends per share divided by price per share as of measurement date.

•

Liquidity Levels: The use of our credit facilities has been an integral component of our treasury management as we minimize our cash drag on our assets via the use of our warehouse facilities. These facilities have a low interest cost and allow us to build up our asset base for future offerings at competitive rates.

•

Available Unfunded Commitments: We have done an outstanding job on managing our Available Unfunded Commitments. Our Available Unfunded Commitments was 4.5% of our loan portfolio at the end of 2016, where as in 2015, it was 6.8%.

•

Cumulative Net Realized Losses: We continue to demonstrate strong credit management and nothing shows this more than our cumulative net losses, where we finished in 2016 at $2.3 million on commitments of $6.5 billion. In 2012, our cumulative net realized losses were $47 million since inception, demonstrating our ability to manage our portfolio effectively over the last 5 years.

•

Dividend Yield: We saw our Dividend Yield decline to 8.8% at the end of 2016. We believe that our continued strong performance will be recognized and our Dividend Yields will reduce further to the range we believe is representative of our stock price.

Assessment of Company Performance

In determining annual compensation for our NEOs, the Compensation Committee analyzes and evaluates the individual achievements and performance of our NEOs as well as the overall relative and absolute operating performance and achievements of the Company. We believe that the alignment of (i) our business plan, (ii) stockholder expectations and (iii) our employee compensation is essential to long-term business success and the interests of our stockholders and employees and to our ability to attract and retain executive talent, especially in a competitive environment for top-quality executive talent in the venture debt industry.

Our business plan involves taking on credit risk over an extended period of time, and a premium is placed on our ability to maintain stability and growth of net asset values as well as continuity of earnings growth to pass through to stockholders in the form of recurring dividends over the long term. Our strategy is to generate income and capital gains from our investments in the debt with warrant securities, and to a lesser extent direct equity, of our portfolio companies. This income supports the anticipated payment of dividends to our stockholders. Therefore, a key element of our return to stockholders is current income through the payment of dividends. This recurring payout requires a methodical asset acquisition analyses as well as highly active monitoring and management of our investment portfolio over time. To accomplish these functions, our business requires implementation and oversight by management and key employees with highly specialized skills and experience in the venture debt industry. A substantial part of our employee base is dedicated to the generation of new investment opportunities to allow us to sustain dividends and to the maintenance of asset values in our portfolio. In addition to the performance factors above, the Company considered the following Company-specific performance factors over the relevant Performance Periods: overall credit performance, performance against annual gross funding goals, overall yields, efficiency ratios, total and net investment income and realized and unrealized gains and losses.

Elements of Executive Compensation and 2016 Compensation Determinations

Base Salary

We believe that base salaries are a fundamental element of our compensation program. The Compensation Committee establishes base salaries for each NEO to reflect (i) the scope of the NEO’s industry experience, knowledge and qualifications, (ii) the NEO’s position and responsibilities and contributions to our business growth and (iii) salary levels and pay practices of those companies with whom we compete for executive talent.

The Compensation Committee considers base salary levels at least annually as part of its review of the performance of NEOs and from time to time upon a promotion or other change in job responsibilities. During its review of base salaries for our executives, the Compensation Committee primarily considers: individual performance of the executive, including leadership and execution of strategic initiatives and the accomplishment of business results for our company; market data provided by our compensation consultant; our NEOs total compensation, both individually and relative to our other NEOs; and for NEOs other than the CEO, the base salary recommendations of our CEO.

NEO	2016 Base Salary
Manuel Henriquez	$803,154
Mark Harris	$412,000
Scott Bluestein	$432,600
Melanie Grace	$283,250
Andrew Olson	$211,150

Annual Cash Bonus Awards

The Compensation Committee, together with input from our CEO, developed a specific bonus pool for the 2016 operating year to be available for our annual cash bonus program. The amount determined to be available for our annual cash program was dependent upon many factors, including those outlined previously under “Performance Highlights and Assessment of Company Performance.”

The Compensation Committee designs our annual cash bonuses to motivate our NEOs to achieve financial and non-financial objectives consistent with our operating plan. The Compensation Committee generally targets cash bonuses to 50% to 100% of an NEO’s base salary; however, such bonus amounts may exceed these targets in the event of exceptional company and individual performance.

Bonuses are not formulaic to comply with the 1940 Act regulations that govern our business. As a result, the Compensation Committee considers overall business performance factors and individual factors, including CEO feedback, when determining the size of individual NEO bonuses. Accordingly, should actual company and NEO performance exceed expectations, the Compensation Committee may adjust individual cash bonuses to take such superior performance into account. Conversely, if company and NEO performance is below expectations, the Compensation Committee will consider such performance in determining the NEO’s actual cash bonus.

In evaluating the performance of our NEOs to arrive at their 2016 cash bonus awards, the Compensation Committee considered the performance factor achievements discussed above under “Performance Highlights and Assessment of Company Performance,” and the Compensation Committee specifically compared our performance and the returns of our stockholders against the performance and shareholder returns of other BDCs. In particular, the Committee considered our high relative total shareholder return and return on invested capital relative to peer group benchmarks, which was above the 75th percentile over the last year, as this shows the success for shareholders and of the core business mission of allocating equity and debt capital efficiently for a high risk-adjusted return.

When sizing our cash bonus pool and allocating bonus awards, the total compensation paid to our NEOs and other employees is evaluated against the expense ratios of other BDCs. With respect to 2016, company-wide compensation expense as a percentage of average assets among the peers in the Peer Group was considered. For the fiscal year ended December 31, 2016, the ratio of our compensation expense divided by total revenue was below the median of the Peer Group.

Based on the foregoing considerations and analysis, and after due deliberation, the Compensation Committee awarded our current NEOs the following annual cash bonuses with respect to 2016.

NEO	2016 Cash Bonus Award
Manuel Henriquez	$1,200,000
Mark Harris	$400,000
Scott Bluestein	$650,000
Melanie Grace	$145,000
Andrew Olson	$150,000

Long-Term Equity Incentive Compensation

2004 Equity Incentive Plan

Our long-term equity incentive compensation is designed to develop a strong linkage between pay and our strategic goals and performance, as well as to align the interests of our NEOs, and other executives and key employees, with those of our stockholders by awarding long-term equity incentives in the form of stock options, restricted stock and/or restricted stock units. These awards are made pursuant to our Equity Plan, which permits options, restricted stock and restricted stock unit awards.

We believe that annual equity grants, in the form of restricted stock awards or restricted stock units, to our NEOs are a critical part of our compensation program as they allow us to:

•	align our business plan, stockholder interests and employee concerns,

•	manage dilution associated with equity-based compensation,

•	match the return expectations of the business more closely with our equity-based compensation plan, and

•	retain key management talent.

We believe that these annual equity grants motivate performance that is more consistent with the type of return expectations that we have established for our stockholders. Accordingly, the Company awards restricted stock award grants to our NEOs. These grants typically vest over three years.

Grant Practices for Executive Officers

Annual equity compensation grants to executive officers have typically been granted in the first quarter of the year. The Company does not grant stock options to executive officers. As a result, there were no option grants to our NEOs in 2016.

Restricted Stock Units

In 2017, the Compensation Committee did not grant restricted stock awards to NEOs. Rather, in January 2017, the Compensation Committee granted restricted stock units to the NEOs. With respect to the restricted stock units, the Compensation Committee assessed each current NEO’s individual performance for 2016, our overall company performance in 2016 (including the performance factors detailed above under “Performance Highlights and Assessment of Company Performance” and “Annual Cash Bonus Awards”) and the levels of equity compensation paid by other companies with whom we compete for executive talent. Based on this assessment, the Compensation Committee determined that the following restricted stock units be granted to our current NEOs with respect to 2016, in the amounts and on the dates set forth below to reward them for services performed in 2016. These restricted stock units vest as to one-third of the shares underlying the awards on the first anniversary of the grant date, and they vest as to the remaining shares in equal quarterly installments over the next two years. Settlement of the restricted stock units is deferred following vesting and the restricted stock units will not be settled until the earliest to occur of (1) January 24, 2021, (2) the death or disability of the NEO, (3) the separation from service of the NEO, or (4) a change in control of the Company. Each restricted stock unit will entitle the holder to dividend equivalents in the form of the Company’s common stock, which dividend equivalent payments will be settled on the date the related restricted stock unit is settled. We believe these restricted stock unit awards assist the Company in retaining NEOs.

NEO	Grant Date	Restricted Stock Units	Fair Value of Restricted Stock Awards(1)
Manuel Henriquez	1/24/2017	351,865	$5,000,000
Scott Bluestein	1/24/2017	123,153	$1,750,000
Mark Harris	1/24/2017	35,187	$500,000
Melanie Grace	1/24/2017	21,112	$300,000
Andrew Olson	1/24/2017	17,593	$250,000

(1)	Based on the closing price per share of our common stock of $14.21 on January 24, 2017.

Other Elements of Compensation

•	Severance: No NEO or employee of the Company has a written severance agreement or other arrangement providing for payments or benefits upon a termination of employment.

•

Benefits and Perquisites: Our NEOs receive the same benefits and perquisites as other full-time employees. Our benefits program is designed to provide competitive benefits and is not based on performance. Our NEOs and other full-time employees receive health and welfare benefits, which consist of life, long-term and short-term disability, health, dental, vision insurance benefits and the opportunity to participate in our defined contribution 401(k) plan. During 2016, our 401(k) plan provided for a match of contributions by the company for up to $18,000 per full-time employee. Other than the benefits set forth immediately above, our NEOs are not entitled to any other benefits or perquisites.

•

Potential Payments Upon Termination or Change of Control: No NEO or employee of the Company has a written employment agreement, or other agreement, providing for payments or other benefits in connection with a change of control of the Company. Further, no NEO or any other employee is entitled to any tax gross-up payments.

Corporate Goals

For 2016, the Compensation Committee developed corporate goals that were required to be achieved for executive officers to receive up to 50% of their incentive compensation. These goals included operational performance as well as performance relative to the Peer Group. While the criteria may not be weighted, the Compensation Committee took into consideration each of these factors to determine whether the executive officers are eligible for up to 50% of the proposed incentive compensation. The Compensation Committee believes that the corporate goals applicable to all executive officers create an alignment not only with shareholders but also to the Company’s business strategy and performance goals.

Defined Individual Goals

For 2016, the Compensation Committee developed individual goals for the CEO. In addition, the CEO and each NEO developed individual goals for the NEOs and such goals were approved by the Compensation Committee. Each set of individual goals are unique to the executive officer’s responsibilities and position within the Company. While each of the factors may not be weighted, the Compensation Committee took into consideration each of these factors to determine whether the executive officers are eligible for up to 50% of the executive officer’s incentive compensation.

Pay-for-Performance Alignment

The Company believes that there exists an alignment between the compensation of our NEOs and our performance over the relevant Performance Periods. As noted above, a broad range of individual performance factors and company performance factors are analyzed each year, including total shareholder return relative to our Peer Group, and, in 2016, analysis of relative ROAA, ROE, and ROIC versus the compensation peers over one-, three-, and five-years to measure short-, medium-, and long-term performance. The objective in analyzing these key performance factors is to align NEO compensation to our performance relative to our Peer Group and our absolute corporate performance.

The Company’s annual bonus and equity awards constitute an effective mix of short- and long-term compensation components and reflect key measures of our performance and the returns enjoyed by our stockholders. Consistent with our pay-for-performance philosophy, the Compensation Committee will make future compensation decisions taking into account our absolute and relative performance, and, if our future performance were to fall significantly below our peers, the Compensation Committee would consider adjusting NEO compensation prospectively.

Total Compensation Expense Relative to other Internally Managed BDCs

In determining annual bonus awards, the total compensation paid to our NEOs and other employees against the expense ratios of other internally managed BDCs was considered.

Internal Pay Equity Analysis

Our compensation program is designed with the goal of providing compensation to our NEOs that is fair, reasonable, and competitive. To achieve this goal, the Company believes it is important to compare compensation paid to each NEO not only with compensation in our comparative group companies, as discussed above, but also with compensation paid to each of our other NEOs. Such an internal comparison is important to ensure that compensation is equitable among our NEOs.

As part of the Compensation Committee’s review, we made a comparison of our CEO’s total compensation paid for the period ending October 31, 2016 against that paid to our other NEOs during the same year. Upon review, the Compensation Committee determined that our CEO’s compensation relative to that of our other NEOs was appropriate because of his level and scope of responsibilities, expertise and performance history, and other factors deemed relevant by the Compensation Committee. The Compensation Committee also reviewed the mix of the individual elements of compensation paid to our NEOs for this period, the individual performance of each NEO and any changes in responsibilities of the NEO.

Stock Ownership Guidelines

The Company maintains stock ownership guidelines, which are outlined in our corporate governance guidelines, because we believe that material stock ownership by our executives plays a role in effectively aligning the interests of these employees with those of our stockholders and strongly motivates our executives to build long-term shareholder value. Pursuant to our stock ownership guidelines, each member of senior management is required to beneficially own at least two times the individual’s annual salary in Company common stock, based on market value, within three years of joining the Company. Our Board may make exceptions to this requirement based on particular circumstances; however, no exceptions have been made for our current NEOs. Messrs. Henriquez, Bluestein and Harris have met their minimum guidelines.

The Compensation Committee’s review of the CEO’s stock ownership in the fourth quarter of 2016 showed that he owns shares worth more than 20x his annual base salary.

Tax and Accounting Matters

Stock-Based Compensation. We account for stock-based compensation, including options and shares of restricted stock granted pursuant to our Equity Plan and 2006 Non-Employee Director Plan in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Under the FASB ASC Topic 718, we estimate the fair value of our option awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates on the expected term, volatility and forfeiture rates of the awards. Forfeitures are not estimated due to our limited history but are reversed in the period in which forfeiture occurs. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock-based awards granted in future periods. We estimate the fair value of our restricted stock awards based on the grant date market closing price.

Deductibility of Executive Compensation. When analyzing both total compensation and individual elements of compensation paid to our NEOs, the Company considers the income tax consequences to the Company of its compensation policies and procedures. In particular, the Company considers Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which limits the deductibility of non-performance-based compensation paid to certain of the NEOs to $1,000,000 per affected NEO. The Compensation Committee intends to balance its objective of providing compensation to our NEOs that is fair, reasonable, and competitive with the Company’s ability to claim compensation expense deductions. Our Board believes that the best interests of the Company and our stockholders are served by executive compensation programs that encourage and promote our principal compensation philosophy, enhancement of shareholder value, and permit the Compensation Committee to exercise discretion in the design and implementation of compensation packages. Accordingly, we may from time to time pay compensation to our NEOs that may not be fully tax deductible, including certain bonuses and restricted stock. Stock options granted under our stock plan are intended to qualify as performance-based compensation under Section 162(m) of the Code. The Company will continue to review its executive compensation plans periodically to determine what changes, if any, should be made as a result of any deduction limitations.

Clawback Policy for Section 16 Officers

In 2016, the Board adopted a clawback policy for all Section 16 officers. This was an enhancement to the Company’s then-existing clawback policy for the CEO and CFO pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. With respect to the Company’s clawback policy, the Company has

•	broadened its clawback policy to apply to all Section 16 officers; and

•	broadened the scope of its clawback policy beyond financial restatements.

Pursuant to our clawback policy, for payments that are predicated on financial results augmented by fraud, embezzlement, gross negligence or deliberate disregard of applicable rules resulting in significant monetary loss, damage or injury to the Company (“Excess Compensation”), the Compensation Committee has the authority to seek repayment of any Excess Compensation, including (1) cancellation of unvested, unexercised or unreleased equity incentive awards; and (2) repayment of any compensation earned on previously exercised or released equity incentive awards whether or not such activity resulted in a financial restatement.

The Compensation Committee will have sole discretion under this policy, consistent with any applicable statutory requirements, to seek reimbursement of any Excess Compensation paid or received by the Section 16 officer for up to a 12-month period prior to the date of the Compensation Committee action to require reimbursement of the Excess Compensation. Any clawback of Excess Compensation must be based upon fraud adjudicated by a court of competent jurisdiction or a financial restatement. Further, following a restatement of our financial statements, we will recover any compensation received by the CEO and CFO that is required to be recovered by Section 304 of the Sarbanes-Oxley Act of 2002.

For purposes of this policy, Excess Compensation will be measured as the positive difference, if any, between the compensation earned by a Section 16 officer and the compensation that would have been earned by the Section 16 officer had the fraud, embezzlement, gross negligence or deliberate disregard of applicable rules resulting from significant monetary loss, damage or injury to the Company not occurred.

Risk Assessment of the Compensation Programs

Our Board believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. The Company has designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. We use common variable compensation designs, with a significant focus on individual contributions to our performance and the achievement of absolute and relative corporate objectives, as generally described in this Compensation Discussion and Analysis.

The Compensation Committee and the Board reviewed our compensation programs to assess whether any aspect of the programs would encourage any of our employees to take any unnecessary or inappropriate risks that could threaten the value of the Company. The Company has designed our compensation programs to reward our employees for achieving annual profitability and long-terms increase shareholder value.

Our Board recognizes that the pursuit of corporate objectives possibly leads to behaviors that could weaken the link between pay and performance, and, therefore, the correlation between the compensation delivered to employees and the long-term return realized by stockholders. Accordingly, our executive compensation program is designed to mitigate these possibilities and to ensure that our compensation practices are consistent with our risk profile. These features include the following:

•	bonus payouts and equity incentive awards that are not based solely on corporate performance objectives, but are also based on individual performance levels,

•	the financial opportunity in our long-term equity incentive program that is best realized through long-term appreciation of our stock price, which mitigates excessive short-term risk-taking,

•	annual cash bonuses that are paid after the end of the fiscal year to which the bonus payout relates,

•	the engagement and use of a compensation consultant,

•	the institution of stock ownership guidelines applicable to our executive officers, and

•	final decision making by our Compensation Committee and our Board of directors on all awards.

Additionally, the Company performed an assessment of compensation-related risks for all of our employees. Based on this assessment, we concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company. In making this evaluation, the Company reviewed the key design elements of our compensation programs in relation to industry “best practices,” as well as the means by which any potential risks may be mitigated. In addition, management completed an inventory of incentive programs below the executive level and reviewed the design of these incentives and concluded that such incentive programs do not encourage excessive risk-taking.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we recommend to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A for the year ended December 31, 2016.

COMPENSATION COMMITTEE MEMBERS

Susanne D. Lyons, Chair

Allyn C. Woodward, Jr.

Doreen Woo Ho

Executive Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Manuel Henriquez	2016	$803,154	$1,200,000	$4,005,335	—	$771,425	$6,779,914
Chairman & Chief Executive Officer	2015	$779,762	$1,000,000	$4,472,142		$1,635,353	$7,887,257
	2014	$779,762	$692,500	$5,992,250	—	$804,675	$8,269,187
Mark R. Harris	2016	$412,000	$400,000	$396,330	—	$95,624	$1,303,954
Chief Financial Officer	2015	$166,667	$200,000	$400,001	—	$26,404	$793,072
Scott Bluestein	2016	$432,600	$650,000	$1,249,040		$200,555	$2,532,195
Chief Investment Officer	2015	$420,000	$525,000	$670,212		$193,370	$1,808,582
	2014	$420,000	$233,750	$967,100	—	$144,396	$1,765,246
Melanie Grace	2016	$283,250	$145,000	$112,894		$40,726	$581,870
General Counsel, Chief Compliance Officer and Secretary	2015	$79,167	$50,000	$112,500	—	$36,466	$278,133
Andrew Olson	2016	$211,150	$150,000	$72,060		$28,684	$461,894
Vice President of Finance and Senior Controller	2015	$186,250	$195,000	$53,332	—	$22,717	$457,299
Jessica Baron.	2016	—	—	—	—	—	—
Former Chief Financial Officer	2015	$130,096	—	$267,838	—	$63,168	$461,102
	2014	$293,550	$123,750	$517,825	—	$109,841	$1,044,966

(1)	Salary column amounts represent base salary compensation received by each named executive officer (“NEO”) for the listed fiscal year.

(2)	Bonus column amounts represent the annual cash bonus earned during the fiscal year and awarded and paid out during the first quarter of the following fiscal year.

(3)	The amounts reflect the aggregate grant date fair value of restricted stock and stock option awards made to our NEOs and former NEOs during the applicable year computed in accordance with FASB ASC Topic 718. The grant date fair value of each restricted stock award is measured based on the closing price of our common stock on the date of grant.

(4)	All Other Compensation column includes the following:

•

We made matching contributions under our 401(k) plan of (a) $18,000 in 2016 to Messrs. Henriquez, Bluestein, Harris and Olson and $17,703 to Ms. Grace (b) $18,000 in 2015 to Messrs. Henriquez, Bluestein and Olson and Ms. Baron; and (c) $17,000 in 2014 to Messrs. Henriquez and Bluestein and Ms. Baron.

•

Distributions to Messrs. Henriquez, Harris, Bluestein and Olson and Ms. Grace in the amount of $753,425, $77,624, $182,555, $10,684 and $23,023, respectively, were paid on unvested restricted stock awards during 2016.

•

Distributions to Messrs. Henriquez, Harris, Bluestein and Olson and Ms. Grace in the amount of $845,550, $22,587, $134,985, $4,717 and $3,100, respectively, were paid on unvested restricted stock awards during 2015.

•	Distributions to Messrs. Henriquez and Bluestein and Ms. Baron in the amount of $787,675, $127,396, and $92,841, respectively, were paid on unvested restricted stock awards during 2014.

•

Due to a change in the vacation policy of NEOs, Messrs. Henriquez, Harris, Bluestein and Ms. Grace were each paid out of all of their accrued vacation through August 30, 2015 in the amount of $771,803, $3,817, $40,385 and $1,007, respectively. NEOs no longer accrue vacation effective September 1, 2015.

•	Ms. Grace began as a contractor on August 3, 2015 until she was approved by the Board as an executive officer on September 17, 2015. During this period, Ms. Grace earned $32,359 in compensation.

Grants of Plan Based Awards in 2016

NEO	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options(1)	Grant Date Fair Value of Stock and Option Awards(2)
Manuel Henriquez	01/10/2016	333,500	—	$4,005,335
Mark Harris	01/10/2016	33,000	—	$396,330
Scott Bluestein	01/10/2016	104,000	—	$1,249,040
Andrew Olson	01/10/2016	6,000	—	$72,060
Melanie Grace	01/10/2016	9,400	—	$112,894

(1)	Restricted stock awards vest as to one-third of the award on the one year anniversary of the date of the grant and quarterly over the succeeding 24 months. When payable, distributions are paid on a current basis on the unvested shares.
(2)	The amounts reflect the aggregate grant date fair value of computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End, December 31, 2016

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
Manuel Henriquez	—		—	—	—	12,284	(2)	$173,327
	—		—	—	—	132,917	(3)	$1,875,459
	—		—	—	—	333,500	(6)	$4,705,685
Mark Harris	—		—	—	—	21,252	(4)	$299,866
	—		—	—	—	33,000	(6)	$465,630
Scott Bluestein	—		—	—	—	2,457	(2)	$34,668
	—		—	—	—	19,920	(3)	$281,071
	—		—	—	—	104,000	(6)	$1,467,440
Melanie Grace	—		—	—	—	5,834	(5)	$82,318
	—		—	—	—	9,400	(6)	$132,634
Andrew Olson	13,332	(7)	6,668	$15.12	12/03/2021	1,586	(3)	$22,378
	—		—	—	—	6,000	(6)	$84,660

(1)	Market value is computed by multiplying the closing market price of the Company’s stock at December 31, 2016 by the number of shares.
(2)	Restricted stock granted on 3/4/13 that vests as to one-fourth of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 36 months
(3)	Restricted stock granted on 3/10/15 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months.
(4)	Restricted stock granted on 8/6/15 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months
(5)	Restricted stock granted on 9/17/15 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months
(6)	Restricted stock granted on 1/10/2016 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months
(7)	Options granted on 12/03/2014 that vest as to one-third of the total underlying shares on the one-year anniversary of the date of the grant and on a monthly basis over the succeeding 24 months

Options Exercised and Stock Vested in 2016

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Manuel Henriquez	—	—	359,264	$4,347,348
Mark Harris	—	—	15,178	$205,146
Scott Bluestein	—	—	57,399	$692,290
Melanie Grace	—	—	4,166	$55,499
Andrew Olson	—	—	2,218	$26,908

COMPENSATION OF DIRECTORS

Our Compensation Committee has the authority from our Board for the appointment, compensation and oversight of our outside compensation consultant. Our Compensation Committee generally engages a compensation consultant every other year to assist it with its responsibilities related to our director compensation program.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our current directors during the fiscal year ended December 31, 2016. We provide further information relating to equity awards made to our non-employee directors below under “—2006 Non-Employee Director Plan.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert P. Badavas	$175,000	—	—	$3,099	$178,099
Thomas J. Fallon	$150,000	$—	$—	$6,199	$156,199
Joseph F. Hoffman	$165,000	$62,350	$8,499	$5,683	$241,532
Susanne D. Lyons	$175,000	$—	$—	$2,066	$177,066
Allyn C. Woodward, Jr.	$175,000	$—	$—	$5,166	$180,166
Doreen Woo Ho	$—	$45,362	$6,415	$1,033	$52,810
Manuel A. Henriquez(5)	—	—	—	—	—

(1)	Messrs. Badavas, Fallon, Hoffman, Woodward and Ms. Lyons earned $125,000, $100,000, $115,000, $125,000 and $125,000, respectively, and each elected to receive an additional retainer fee of 3,720 shares of our common stock in lieu of cash. The total value of the shares issued to each of Messrs. Badavas, Fallon, Hoffman and Woodward and Ms. Lyons services in fiscal 2016 was $50,000. Ms. Woo Ho did not receive any cash compensation during 2016.
(2)	During 2016, in connection his re-election to our Board, we granted Mr. Hoffman a restricted stock award for 5,000 shares of common stock, and we granted Ms. Woo Ho a restricted stock award for 3,333 shares of common stock upon her appointment to our Board. The amounts presented reflect the aggregate grant date fair value of the stock awards, as computed in accordance with FASB ASC Topic 718. The grant date fair value of each restricted stock award is measured based on the closing price of our common stock on the date of grant.
(3)	During 2016, in connection with his re-election to our Board, we granted Mr. Hoffman a stock option award with respect to 15,000 shares of our common stock, and, in connection with her appointment to our Board, we granted Ms. Woo Ho a stock option award with respect to 10,000 shares of our common stock. The amounts presented reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each stock option grant is estimated based on the fair market value of the option on the date of grant using the Black-Scholes-Merton option pricing model. For a further discussion on the valuation model and the assumptions used to calculate the fair value of our stock options, please see Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the 2016 fiscal year.
(4)	Represents distributions paid during 2016 on unvested common stock under restricted stock awards.
(5)	As an employee director, Mr. Henriquez does not receive any compensation for his service as a director. The compensation Mr. Henriquez receives as our chief executive officer is disclosed in the Summary Compensation Table and elsewhere under “EXECUTIVE COMPENSATION.”

As of December 31, 2016, Messrs. Badavas, Fallon, Hoffman and Woodward and Ms. Lyons and Ms. Woo Ho had outstanding options in the amount of 20,000, 25,000, 25,000, 25,000, 10,000 and 10,000, respectively. As of December 31, 2016, Messrs. Badavas, Fallon, Hoffman and Woodward and Ms. Lyons and Ms. Woo Ho held unvested shares of restricted stock in the amount of 1,666, 3,333, 6,666, 3,333, 1,666 and 3,333, respectively.

Upon her appointment to our Board in October 2016, Ms. Woo Ho received a restricted stock award with respect to 3,333 shares of our common stock and a stock option to purchase 10,000 shares of our common stock.

During 2016, the compensation for serving on our Board as an independent director included the following:

Annual Director Retainer Fee	$100,000
Annual Chairperson Fee	$25,000, Audit Committee $25,000, Compensation Committee $15,000, NCG Committee
Annual Lead Director Fee	$25,000

In 2016, we granted each independent director an additional retainer of $50,000, which was distributed as shares of common stock in lieu of cash. In addition, upon re-election to the Board, each independent director is granted an option to purchase 15,000 shares and an additional award of 5,000 shares of restricted stock. Employee directors do not receive compensation for serving on our Board. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board meetings.

Under current SEC rules and regulations applicable to BDCs, a BDC may not grant options or restricted stock to non-employee directors unless it receives exemptive relief from the SEC. We filed an exemptive relief request with the SEC to allow options and restricted stock to be issued to our non-employee directors, which was approved on October 10, 2007. On June 22, 2010, we received approval from the SEC regarding our exemptive relief request permitting its employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

On June 21, 2007, our stockholders approved amendments to the 2004 Equity Incentive Plan (the “Equity Plan”) and the 2006 Non-Employee Director Plan allowing for the grant of restricted stock. The Equity Plan and 2006 Non-Employee Director Plan limit the combined maximum amount of restricted stock that may be issued under both of the Equity Plan and 2006 Non-Employee Director Plan to 10% of the outstanding shares of our common stock on the effective date of the Equity Plan and 2006 Non-Employee Director Plan plus 10% of the number of shares of common stock issued or delivered by us during the terms of the Equity Plan and 2006 Non-Employee Director Plan.

Compensation Committee Interlocks and Insider Participation

All members of our Compensation Committee are independent directors and none of the members are present or past employees of the Company. No member of our Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, restricted stock and warrants	(b) Weighted-average exercise price of outstanding options, restricted stock and warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2004 Equity Incentive Plan	553,171	$13.85	3,772,736
2006 Non-Employee Director Plan	115,000	$13.18	713,333
Equity compensation plans not approved by stockholders:			—
Total	668,171	$13.52	4,486,069

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 24, 2017, the beneficial ownership of each current director, each nominee for director, our NEOs, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 24, 2017 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 82,787,162 shares of common stock outstanding as of April 24, 2017.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Hercules Capital, Inc., 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Our directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act, and independent directors are all other directors.

Name and Address of Beneficial Owner	Type of Ownership	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Director
Manuel A. Henriquez(2)	Record/Beneficial	1,923,547	2.3%
Independent Directors
Robert P. Badavas(3)	Record/Beneficial	137,522	*
Allyn C. Woodward, Jr.(4)	Record/Beneficial	266,520	*
Thomas J. Fallon(5)	Record/Beneficial	42,815	*
Susanne D. Lyons(6)	Record/Beneficial	21,575	*
Joseph F. Hoffman(7)	Record/Beneficial	24,909	*
Doreen W. Ho(8)	Record/Beneficial	3,333	*
Other Named Executive Officers
Mark R. Harris(9)	Record/Beneficial	57,082	*
Scott Bluestein(10)	Record/Beneficial	217,524	*
Melanie Grace(11)	Record/Beneficial	15,832	*
Andrew Olson(12)	Record/Beneficial	24,419	*
Executive officers and directors as a group (11 persons)(13)		2,735,078	3.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Includes 300,885 shares of restricted stock. 1,556,090 shares of common stock held by the Manuel A. Henriquez and Elizabeth H. Henriquez TTEE The Henriquez Family Trust U/A 5/11/99 of which 861,058 shares are pledged as a security; 27,174 shares of common stock held in the Isabelle Irrev Trust, EH Trustee; 27,174 shares of common stock held in the Natalie Irrev Trust, EH Trustee; and 12,224 shares of common stock held in the Manuel Henriquez-Roth IRA. Mr. Henriquez disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(3)	Includes 15,000 shares of common stock that can be acquired upon the exercise of outstanding options and 1,666 shares of restricted common stock. All shares are held of record by the Robert P. Badavas Trust of 2007, and Mr. Badavas disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 15,000 shares of common stock that can be acquired upon the exercise of outstanding options, 3,333 shares of restricted common stock, and 34,500 shares of common stock held by Mr. Woodward’s spouse in her name. Mr. Woodward disclaims any beneficial ownership interest of such shares held by his spouse except to the extent of his pecuniary interest therein.
(5)	Includes 15,000 shares of common stock that can be acquired upon the exercise of outstanding options and 3,333 shares of restricted common stock. All shares are held of record by the Fallon Family Revocable Trust, and Mr. Fallon disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(6)	Includes 10,000 shares of common stock that can be acquired upon the exercise of outstanding options. All shares are held of record by the Lyons Family Trust, and Ms. Lyons disclaims any beneficial ownership interest of such shares except to the extent of her pecuniary interest therein.
(7)	Includes 10,000 shares of common stock that can be acquired upon the exercise of outstanding options and 5,000 shares of restricted common stock. All shares are held of record by the Hoffman Trust, and Mr. Hoffman disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(8)	Includes 3,333 shares of restricted common stock.
(9)	Includes 37,467 shares of restricted common stock.
(10)	Includes 76,606 shares of restricted common stock.
(11)	Includes 10,485 shares of restricted common stock.
(12)	Includes 16,665 shares of common stock that can be acquired upon the exercise of outstanding options and 4,770 shares of restricted common stock.
(13)	Includes 81,665 shares of common stock that can be acquired upon the exercise of outstanding options and 446,878 shares of restricted common stock.
*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

We have established a written policy to govern the review, approval and monitoring of transactions involving the Company and certain persons related to Hercules. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with Hercules, including our officers, directors, and employees and any person controlling or under common control with us.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with Hercules, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, Hercules, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek Board review and approval or exemptive relief from the SEC for such transaction.

Director Independence

The NYSE’s listing standards and Section 2(a)(19) of the 1940 Act require that a majority of our Board and every member of our Audit, Compensation, and NCG Committees are “independent.” Under the NYSE’s listing standards and our corporate governance guidelines, no director will be considered to be independent unless and until our Board affirmatively determines that such director has no direct or indirect material relationship with our company or our management. Our Board reviews the independence of its members annually.

In determining that Ms. Lyons and Ms. Woo Ho and Messrs. Badavas, Woodward, Fallon, and Hoffman are independent, our Board, through the NCG Committee, considered the financial services, commercial, family and other relationships between each director and his or her immediate family members or affiliated entities, on the one hand, and Hercules and its subsidiaries, on the other hand.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following aggregate fees by PricewaterhouseCoopers LLP (“PwC”), our independent public accounting firm, were billed to us for work attributable to 2016 and 2015 audit, tax and other services.

	Fiscal Year Ended
	(in millions)
	2016	2015
Audit Fees	$1.4	$1.2
Audit-Related Fees	—	—
Tax Fees	$0.1	$0.1
All Other Fees	—	—

Total Fees:	$1.5	$1.3

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

Tax Fees. Tax fees in fiscal years 2016 and 2015 include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above. Other fees billed in fiscal years 2016 and 2015 relate to on-line technical accounting software service. Our Audit Committee has considered the compatibility of non-audit services with the auditor’s independence.

Pre-Approval Policy

All services rendered by PwC were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee for 2016 and 2015, as applicable, in accordance with its pre-approval policy. The Audit Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. The policy requires the Audit Committee to approve each audit or non-audit engagement or accounting project involving the independent auditors and the related fees, prior to the commencement of the engagement or project to make certain that the provision of such services does not adversely affect the firm’s independence. Approval of such engagement is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to the Audit Committee chairman or any of the Audit Committee members who is an independent director, so long as the estimated fee for the particular service for which pre-approval is sought does not exceed $100,000. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent public accounting firm to management.

PART IV

Item 15.	Exhibits

Please note that the agreements included as exhibits to this Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(3)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 6, 2015.(43)

3(e)	Articles of Amendment, dated February 25, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (60)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

Exhibit Number	Description

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

4(r)	Form of 6.25% Note due 2024, dated May 2, 2016 (Additional July 2024 Note).(52)

4(s)	Form of 6.25% Note due 2024, June 27, 2016 (Additional July 2024 Note).(53)

4(t)	Form of 6.25% Note due 2024, July 5, 2016 (Additional July 2024 Note).(54)

4(u)	Form of 6.25% Note due 2024, October 11, 2016 (Additional July 2024 Note).(56)

4(v)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank, National Association, as Trustee.(57)

4(w)	Form of 4.375% Convertible Note Due 2022 (included as part of Exhibit 4(v)).(57)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of August 1, 2005.(2)

10(g)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(h)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(10)

10(i)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(j)	Form of Custody Agreement between the Company and Union Bank of California.(3)

10(k)	Form of Restricted Stock Unit Award Agreement.(10)

10(l)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(m)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(n)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(o)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(3)

10(p)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(q)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(3)

Exhibit Number	Description

10(r)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(s)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of July 28, 2006.(5)

10(t)	Second Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of December 6, 2006.(6)

10(u)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 30, 2007.(13)

10(v)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 2, 2007.(14)

10(w)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(x)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)

10(y)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 7, 2008.(16)

10(z)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 7, 2008.(16)

10(aa)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(bb)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Form of SBA Debenture.(19)

10(dd)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ee)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(ff)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

Exhibit Number	Description

10(hh)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(ii)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(jj)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(kk)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(36)

10(ll)	First Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(mm)	Intercreditor Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(nn)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(oo)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(pp)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)

10(qq)	Sale and Servicing Agreement by and Among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1 LLC, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(rr)	Sale and Contribution Agreement by and between Hercules Technology Growth Capital, Inc. and Hercules Capital Funding 2012-1 LLC, dated as of December 19, 2012.(36)

10(ss)	Note Purchase Agreement among the Hercules Technology Growth Capital, Inc., Hercules Capital Funding 2012-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2012-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, dated as of December 12, 2012.(36)

10(tt)	Administration Agreement between Hercules Capital Funding Trust 2012-1LLC, Hercules Technology Growth Capital, Inc., Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(uu)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(vv)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(ww)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of January 31, 2014.(37)

Exhibit Number	Description

10(xx)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of July 8, 2014.(38)

10(yy)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(41)

10(zz)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

10(aaa)	Form of Amended and Restated Indemnification Agreement.(59)

10(bbb)	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.(44)

10(ccc)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(ddd)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(eee)	First Amendment and Waiver to Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of November 3, 2015.(47)

10(fff)	First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(48)

10(ggg)	Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of March 8, 2016. (58)

10(hhh)	Third Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 7, 2016.(50)

10(iii)	Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(51)

10(jjj)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(51)

10(kkk)	First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(55)

10(lll)	Form of Performance Restricted Stock Unit Award Agreement.(10)

10(mmm)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 3, 2017.(61)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

Exhibit Number	Description

14.1	Code of Ethics.(8)

14.2	Code of Business Conduct and Ethics.(46)

21.1**	List of Subsidiaries.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 3, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 4, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.

(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 19, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 20, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.
(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(52)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(53)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(54)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(55)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(56)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(57)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(58)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(59)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(60)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 25, 2015.
(61)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
*	Filed herewith
**	Exhibit filed with the original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: April 28, 2017	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 28, 2017.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 28, 2017

/S/ MARK HARRIS Mark Harris	Chief Financial Officer (Principal Accounting Officer)	April 28, 2017

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	April 28, 2017

/S/ THOMAS J. FALLON Thomas Fallon	Director	April 28, 2017

/S/ JOSEPH F. HOFFMAN Joseph F. Hoffman	Director	April 28, 2017

/S/ SUSANNE D. LYONS Susanne D. Lyons	Director	April 28, 2017

/S/ DOREEN WOO HOO Doreen Woo Ho	Director	April 28, 2017

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	April 28, 2017

EXHIBIT INDEX

Exhibit Number	Descriptions

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

*	Submitted electronically herewith.