Form 10-Q
period 2017-03-31
Hercules Capital, Inc.
filed 2017-05-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

On May 1, 2017, there were 82,784,765 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,469,449 and $1,475,918 respectively)	$1,376,181	$1,414,210
Control investments (cost of $42,751 and $22,598, respectively)	24,775	4,700
Affiliate investments (cost of $12,850 and $13,010, respectively)	5,311	5,032
Total investments, at value (cost of $1,525,050 and $1,511,526 respectively)	1,406,267	1,423,942
Cash and cash equivalents	148,140	13,044
Restricted cash	12,924	8,322
Interest receivable	11,484	11,614
Other assets	7,433	7,282
Total assets	$1,586,248	$1,464,204

Liabilities
Accounts payable and accrued liabilities	$16,513	$21,463
Credit Facilities	—	5,016
2021 Asset-Backed Notes, net (principal of $101,411 and $109,205, respectively) (1)	100,388	107,972
Convertible Notes, net (principal of $230,000 and $0, respectively) (1)	222,542	—
2019 Notes, net (principal of $0 and $110,364, respectively) (1)	—	108,818
2024 Notes, net (principal of $258,510 and $252,873, respectively) (1)	251,240	245,490
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,669	187,501
Total liabilities	$778,352	$676,260

Net assets consist of:
Common stock, par value	83	80
Capital in excess of par value	890,861	839,657
Unrealized depreciation on investments (2)	(120,528)	(89,025)
Accumulated undistributed realized gains on investments	40,840	37,603
Distributions in excess of net investment income	(3,360)	(371)
Total net assets	$807,896	$787,944
Total liabilities and net assets	$1,586,248	$1,464,204

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	82,801	79,555
Net asset value per share	$9.76	$9.90

(1)

The Company’s SBA Debentures, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes, and Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $1.7 million and $1.4 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and warrant participation agreement liabilities as of March 31, 2017 and December 31, 2016, respectively.

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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Restricted Cash	$12,924	$8,322
Total investments, at value (cost of $214,519 and $244,695, respectively)	213,437	242,349
Total assets	$226,361	$250,671

Liabilities
2021 Asset-Backed Notes, net (principal of $101,411 and $109,205, respectively) (1)	$100,388	$107,972
Total liabilities	$100,388	$107,972

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Investment income:
Interest income
Non-control/Non-affiliate investments	$42,345	$36,409
Control investments	514	—
Affiliate investments	2	65
Total interest income	42,861	36,474
Fees
Non-control/Non-affiliate investments	3,499	2,465
Control investments	5	—
Total fees	3,504	2,465
Total investment income	46,365	38,939
Operating expenses:
Interest	9,607	7,018
Loan fees	2,838	988
General and administrative	4,064	3,580
Employee compensation:
Compensation and benefits	5,345	4,685
Stock-based compensation	1,833	2,571
Total employee compensation	7,178	7,256
Total operating expenses	23,687	18,842
Net investment income	22,678	20,097
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	3,288	(4,468)
Control investments	(51)	—
Total net realized gain (loss) on investments	3,237	(4,468)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(32,155)	(1,460)
Control investments	213	—
Affiliate investments	439	126
Total net unrealized depreciation on investments	(31,503)	(1,334)
Total net realized and unrealized loss	(28,266)	(5,802)
Net increase (decrease) in net assets resulting from operations	$(5,588)	$14,295

Net investment income before investment gains and losses per common share:
Basic	$0.28	$0.28
Change in net assets resulting from operations per common share:
Basic	$(0.07)	$0.20
Diluted	$(0.07)	$0.20
Weighted average shares outstanding
Basic	81,420	71,172
Diluted	81,420	71,199
Distributions declared per common share:
Basic	$0.31	$0.31

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
					Accumulated	Income/
				Unrealized	Undistributed	(Distributions
			Capital in	Appreciation	Realized	in Excess of
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Assets
Balance at December 31, 2015	72,118	$73	$751,902	$(52,808)	$27,993	$(10,026)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,334)	(4,468)	20,097	14,295
Public offering, net of offering expenses	1,109	1	12,403	—	—	—	12,404
Acquisition of common stock under repurchase plan	(449)	—	(4,789)	—	—	—	(4,789)
Issuance of common stock under restricted stock plan	538	—	—	—	—	—	—
Retired shares for restricted stock vesting	(129)	—	(1,385)	—	—	—	(1,385)
Distributions reinvested in common stock	43	—	496	—	—	—	496
Distributions	—	—	—	—	—	(22,371)	(22,371)
Stock-based compensation (1)	—	—	2,596	—	—	—	2,596
Balance at March 31, 2016	73,230	$74	$761,223	$(54,142)	$23,525	$(12,300)	$718,380

Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$37,603	$(371)	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	(31,503)	3,237	22,678	(5,588)
Public offering, net of offering expenses	3,309	3	46,945	—	—	—	46,948
Issuance of common stock due to stock option exercises	24	—	181	—	—	—	181
Retired shares from net issuance	(16)	—	(140)	—	—	—	(140)
Issuance of common stock under restricted stock plan	4	—	—	—	—	—	—
Retired shares for restricted stock vesting	(101)	—	(1,433)	—	—	—	(1,433)
Distributions reinvested in common stock	26	—	388	—	—	—	388
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	—	(25,667)	(25,667)
Stock-based compensation (1)	—	—	1,850	—	—	—	1,850
Balance at March 31, 2017	82,801	$83	$890,861	$(120,528)	$40,840	$(3,360)	$807,896

(1)	Stock-based compensation includes $17 and $25 of restricted stock and option expense related to director compensation for the three months ended March 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(5,588)	$14,295
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(153,665)	(170,921)
Principal and fee payments received on investments	141,798	77,808
Proceeds from the sale of investments	11,995	4,636
Net unrealized depreciation on investments	31,503	1,334
Net realized loss (gain) on investments	(3,237)	4,468
Accretion of paid-in-kind principal	(2,199)	(1,535)
Accretion of loan discounts	(1,924)	(1,863)
Accretion of loan discount on Convertible Notes	112	61
Accretion of loan exit fees	(6,574)	(5,231)
Change in deferred loan origination revenue	284	655
Unearned fees related to unfunded commitments	976	(87)
Amortization of debt fees and issuance costs	2,508	785
Depreciation	52	56
Stock-based compensation and amortization of restricted stock grants (1)	1,850	2,596
Change in operating assets and liabilities:
Interest and fees receivable	130	(1,753)
Prepaid expenses and other assets	(1,061)	(2,540)
Accounts payable	1	(88)
Accrued liabilities	(5,255)	(5,029)
Net cash provided by (used in) operating activities	11,706	(82,353)

Cash flows from investing activities:
Purchases of capital equipment	(39)	(127)
Reduction of (increase in) restricted cash	(4,602)	5,545
Net cash (used in) provided by investing activities	(4,641)	5,418

Cash flows from financing activities:
Issuance of common stock, net	46,948	12,404
Repurchase of common stock, net	—	(4,789)
Retirement of employee shares	(1,392)	(1,385)
Distributions paid	(25,279)	(21,875)
Issuance of Convertible Notes	230,000	—
Issuance of 2024 Notes Payable	5,637	—
Repayments of 2019 Notes Payable	(110,365)	—
Repayments of 2021 Asset-Backed Notes	(7,794)	—
Borrowings of credit facilities	8,497	106,666
Repayments of credit facilities	(13,513)	(95,663)
Cash paid for debt issuance costs	(4,456)	—
Fees paid for credit facilities and debentures	(252)	(141)
Net cash provided by (used in) financing activities	128,031	(4,783)
Net increase (decrease) in cash and cash equivalents	135,096	(81,718)
Cash and cash equivalents at beginning of period	13,044	95,196
Cash and cash equivalents at end of period	$148,140	$13,478

Supplemental non-cash investing and financing activities:
Distributions reinvested	388	496

(1)	Stock-based compensation includes $17 and $25 of restricted stock and option expense related to director compensation for the three months ended March 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (11)(14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$6,008	$6,089
Subtotal: 1-5 Years Maturity						6,008	6,089
Subtotal: Biotechnology Tools (0.75%)*						6,008	6,089
Communications & Networking
Under 1 Year Maturity
Achilles Technology Management Co II, Inc. (6)(13)(14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$1,312	1,378	1,378
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,211	8,975	—
SkyCross, Inc. (6)(7)(14B)(15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$16,758	16,900	2,103
Subtotal: Under 1 Year Maturity						27,253	3,481
1-5 Years Maturity
Spring Mobile Solutions, Inc. (12)(14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	3,063	3,069
Subtotal: 1-5 Years Maturity						3,063	3,069
Subtotal: Communications & Networking (0.81%)*						30,316	6,550
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (14A)(15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,911	20,130
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Total Antenna79 (p.k.a. Pong Research Corporation)					$21,000	20,911	21,130
Second Time Around (Simplify Holdings, LLC) (7)(14A)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,069	2,104	—
Subtotal: 1-5 Years Maturity						23,015	21,130
Subtotal: Consumer & Business Products (2.62%)*						23,015	21,130
Drug Delivery
Under 1 Year Maturity
Celsion Corporation (10)(14A)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$1,140	1,485	1,485
Subtotal: Under 1 Year Maturity						1,485	1,485
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(14C)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$20,466	21,075	21,139
Agile Therapeutics, Inc. (10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$15,507	15,638	15,544
Aprecia Pharmaceuticals Company (11)(14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$15,000	15,107	15,071
BioQ Pharma Incorporated (10)(14A)(14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$7,304	7,754	7,713
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$2,184	2,249	2,249
Total BioQ Pharma Incorporated					$9,488	10,003	9,962
Edge Therapeutics, Inc. (11)(14A)(17)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$15,000	15,083	15,152
Pulmatrix Inc. (8)(10)(14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$5,302	5,410	5,427
ZP Opco, Inc (p.k.a. Zosano Pharma) (10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$10,712	10,969	10,952
Subtotal: 1-5 Years Maturity						93,285	93,247
Subtotal: Drug Delivery (11.73%)*						94,770	94,732

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Cerecor, Inc. (11)(14A)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$1,499	$1,662	$1,662
Neuralstem, Inc. (14A)(15)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,543	2,793	2,793
Subtotal: Under 1 Year Maturity						4,455	4,455
1-5 Years Maturity
Auris Medical Holding, AG (4)(9)(14B)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$12,500	12,430	12,493
Aveo Pharmaceuticals, Inc. (9)(12)(14A)(14B)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$10,000	10,304	10,270
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$5,000	4,954	4,955
Total Aveo Pharmaceuticals, Inc.					$15,000	15,258	15,225
Axovant Sciences Ltd. (4)(9)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,218	53,218
Bellicum Pharmaceuticals, Inc. (14A)(14B)(15)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	15,321	15,520
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$5,000	5,002	5,088
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$10,000	9,947	10,064
Total Bellicum Pharmaceuticals, Inc.					$30,000	30,270	30,672
Brickell Biotech, Inc. (11)(14B)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,500	7,591	7,630
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(14A)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$17,614	17,395	17,535
CytRx Corporation (10)(14B)(15)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$24,386	24,695	24,860
Epirus Biopharmaceuticals, Inc. (7)(14A)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$3,066	3,349	—
Genocea Biosciences, Inc. (10)(14A)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,393	17,473
Immune Pharmaceuticals (10)(14B)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$2,839	2,957	2,127
Insmed, Incorporated (10)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$55,000	54,876	54,932
Mast Therapeutics, Inc. (14A)(15)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%	$2,979	3,538	3,583
Melinta Therapeutics (12)(14A)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 3.75% or Floor rate of 8.25%	$21,659	22,292	22,300
Merrimack Pharmaceuticals, Inc. (9)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate FIXED 11.50%	$25,000	25,000	25,000
Metuchen Pharmaceuticals LLC (13)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%	$35,200	34,782	35,152
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (14A)(15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$40,000	39,551	39,801
PhaseRx,Inc. (14B)(15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$6,000	5,976	6,023
Sorrento Therapeutics, Inc. (9)(14A)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$30,000	28,655	28,655
uniQure B.V. (4)(9)(10)(14B)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$20,000	20,243	20,242
Verastem, Inc. (14A)(17)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%	$2,500	2,454	2,454
Subtotal: 1-5 Years Maturity						421,923	419,375
Subtotal: Drug Discovery & Development (52.46%)*						426,378	423,830

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (14A)(15)(17)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%	$7,500	$7,440	$7,440
Subtotal: 1-5 Years Maturity						7,440	7,440
Subtotal: Electronics & Computer Hardware (0.92%)*						7,440	7,440
Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC (14B)(15)	Healthcare Services, Other	Senior Secured	February 2019	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$10,000	10,184	10,346
PH Group Holdings	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,821	20,124
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,887	9,887
Total PH Group Holdings					$30,000	29,708	30,011
Subtotal: 1-5 Years Maturity						39,892	40,357
Subtotal: Healthcare Services, Other (5.00%)*						39,892	40,357
Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc. (10)(13)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,071	2,058	2,058
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,554	18,422	18,421
Total Aria Systems, Inc.					$20,625	20,480	20,479
CloudOne, Inc. (10)(14B)	Internet Consumer & Business Services	Senior Secured	April 2019	Interest rate PRIME + 6.35% or Floor rate of 9.85%	$4,824	4,971	5,021
Intent Media, Inc. (13)(14A)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%	$5,012	4,889	4,889
LogicSource (14B)(15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,500	8,590	8,700
Snagajob.com, Inc. (12)(13)(14A)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%	$35,465	34,817	35,442
Tectura Corporation (6)(7)(8)(13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$19,839	19,839	19,839
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	-
Total Tectura Corporation					$30,854	20,079	19,839
Subtotal: 1-5 Years Maturity						93,826	94,370
Subtotal: Internet Consumer & Business Services (11.68%)*						93,826	94,370
Media/Content/Info
1-5 Years Maturity
FanDuel, Inc. (14B)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$20,000	19,575	19,575
Machine Zone, Inc. (13)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$104,565	103,462	104,197
WP Technology, Inc. (Wattpad, Inc.) (4)(9)(11)(14B)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	5,055	5,155
	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	4,957	5,041
Total WP Technology, Inc. (Wattpad, Inc.)					$10,000	10,012	10,196
Subtotal: 1-5 Years Maturity						133,049	133,968
Subtotal: Media/Content/Info (16.58%)*						133,049	133,968

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
Amedica Corporation (8)(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$5,767	$7,269	$7,269
Gamma Medica, Inc. (10)(14B)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,215	2,391	1,895
SynergEyes, Inc. (14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$1,831	2,272	2,272
Subtotal: Under 1 Year Maturity						11,932	11,436
1-5 Years Maturity
Aspire Bariatrics, Inc. (14B)(15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$4,625	4,797	4,758
Flowonix Medical Incorporated (12)(14B)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$9,954	10,483	8,007
	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 6.50% or Floor rate of 10.00%	$3,949	4,008	3,061
Total Flowonix Medical Incorporated					$13,903	14,491	11,068
IntegenX, Inc. (14B)(15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$15,000	15,214	15,252
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$1,750	1,755	1,749
Total IntegenX, Inc.					$16,750	16,969	17,001
Micell Technologies, Inc. (11)(14B)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$7,599	7,648	7,702
Quanta Fluid Solutions (4)(9)(10)(14B)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$12,500	12,616	12,632
Quanterix Corporation (10)(14A)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$9,043	9,404	9,406
Tela Bio, Inc. (14A)(15)(17)	Medical Devices & Equipment	Senior Secured	September 2020	Interest rate PRIME + 4.95% or Floor rate of 9.45%	$5,000	4,921	4,921
Subtotal: 1-5 Years Maturity						70,846	67,488
Subtotal: Medical Devices & Equipment (9.77%)*						82,778	78,924
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation (15)	Semiconductors	Senior Secured	November 2017	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$5,000	5,000	5,000
Subtotal: Under 1 Year Maturity						5,000	5,000
1-5 Years Maturity
Achronix Semiconductor Corporation (14B)(15)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$2,854	3,093	3,075
Subtotal: 1-5 Years Maturity						3,093	3,075
Subtotal: Semiconductors (1.00%)*						8,093	8,075

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Druva, Inc. (10)(12)(14B)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$7,401	$7,915	$7,915
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (7)(13)(14A)(14C)(15)(18)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$13,000	12,747	2,785
	Software	Senior Secured	February 2017	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,566	1,698	371
Total JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)					$14,566	14,445	3,156
RedSeal Inc. (14A)(15)(17)	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,635	2,635	2,635
Subtotal: Under 1 Year Maturity						24,995	13,706
1-5 Years Maturity
Actifio, Inc. (13)(14A)	Software	Senior Secured	January 2019	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 2.25%	$28,825	28,722	28,780
	Software	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.75%, PIK Interest 2.50%	$10,235	10,071	10,149
Total Actifio, Inc.					$39,060	38,793	38,929
Clarabridge, Inc. (13)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$40,000	39,970	39,970
Clickfox, Inc. (12)(14C)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%	$11,246	11,792	11,787
Cloud Technology Partners, Inc. (14A)	Software	Senior Secured	June 2018	Interest rate PRIME + 3.05% or Floor rate of 7.05%	$3,000	3,000	3,000
	Software	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.75%	$10,000	9,923	9,923
Total Cloud Technology Partners, Inc.					$13,000	12,923	12,923
Druva, Inc. (10)(12)(14B)	Software	Senior Secured	May 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$10,000	10,191	10,279
Evernote Corporation (15)(17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,964	6,097
Lithium Technologies, Inc. (13)(14A)(15)(19)	Software	Senior Secured	June 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 1.80%	$25,132	25,172	25,172
Mattersight Corporation (11)(13)	Software	Senior Secured	February 2020	Interest rate PRIME + 6.25% or Floor rate of 9.75%, PIK Interest 2.15%	$22,786	22,211	22,689
OneLogin, Inc. (13)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$15,494	15,385	15,695
Quid, Inc. (13)(14A)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%	$8,161	8,201	8,331
RedSeal Inc. (14A)(15)(17)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,225	4,367	4,364
	Software	Senior Secured	January 2020	Interest rate PRIME + 7.75% or Floor rate of 11.25%	$5,000	4,915	4,915
Total RedSeal Inc.					$9,225	9,282	9,279
Signpost, Inc. (13)(14A)(15)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,304	15,162	15,288
Wrike, Inc. (13)(14A)(17)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%	$10,012	9,704	9,704
Subtotal: 1-5 Years Maturity						224,750	226,143
Subtotal: Software (29.69%)*						249,745	239,849

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc. (10)(13)(14A)	Specialty Pharmaceuticals	Senior Secured	November 2020	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.00%	$35,129	$34,824	$35,335
Jaguar Animal Health, Inc. (10)(14B)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$3,021	3,347	3,283
Subtotal: 1-5 Years Maturity						38,171	38,618
Subtotal: Specialty Pharmaceuticals (4.78%)*						38,171	38,618
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (12)(14B)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,557	8,591
Subtotal: 1-5 Years Maturity						8,557	8,591
Subtotal: Surgical Devices (1.06%)*						8,557	8,591
Sustainable and Renewable Technology
Under 1 Year Maturity
American Superconductor Corporation (10)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2017	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,500	1,565	1,565
Modumetal, Inc. (11)(14C)(14D)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$2,387	3,235	3,235
Sungevity, Inc. (7)(14D)	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$35,000	40,498	9,031
	Sustainable and Renewable Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate of 6.95%	$20,000	20,000	4,460
Total Sungevity, Inc.					$55,000	60,498	13,491
Subtotal: Under 1 Year Maturity						65,298	18,291
1-5 Years Maturity
FuelCell Energy, Inc. (11)(14B)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$20,000	20,702	20,871
Proterra, Inc. (10)(14A)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$5,000	4,985	5,104
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$25,000	25,837	25,717
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$10,000	10,003	10,053
Total Proterra, Inc.					$40,000	40,825	40,874
Rive Technology, Inc. (14A)(15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$6,928	7,060	7,134
Sungevity, Inc. (7)(14C)	Sustainable and Renewable Technology	Senior Secured	September 2018	Interest rate FIXED 13.50%	$1,000	1,004	—
Tendril Networks (11)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%	$13,619	14,178	14,088
Verdezyne, Inc. (14B)(15)	Sustainable and Renewable Technology	Senior Secured	April 2019	Interest rate PRIME + 8.25% or Floor rate of 11.75%	$7,500	8,137	8,144
Subtotal: 1-5 Years Maturity						91,906	91,111
Subtotal: Sustainable and Renewable Technology (13.54%)*						157,204	109,402
Total: Debt Investments (162.39%)*						1,399,242	1,311,925

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—
Communications & Networking
Achilles Technology Management Co II, Inc. (6)(15)	Communications & Networking	Equity	Common Stock	100	4,000	1,455
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	101	34
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	5,602
Subtotal: Communications & Networking (0.88%)*					5,101	7,091
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	292
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	276
Total Market Force Information, Inc.				668,231	500	568
Subtotal: Consumer & Business Products (0.07%)*					500	568
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	606
Subtotal: Diagnostic (0.08%)*					750	606
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	171
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	635
Edge Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	53,165	329	484
Merrion Pharmaceuticals, Plc (4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	900
Revance Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	22,765	557	474
Subtotal: Drug Delivery (0.33%)*					3,003	2,664
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(15)	Drug Discovery & Development	Equity	Common Stock	426,931	1,060	252
Cerecor, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	80
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	110
Dicerna Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	486
Dynavax Technologies (3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	119
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,361
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	8
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,239
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,096
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,470
Subtotal: Drug Discovery & Development (0.89%)*					14,853	7,221
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	47
Subtotal: Electronics & Computer Hardware (0.01%)*					34	47
Information Services
DocuSign, Inc.	Information Services	Equity	Common Stock	385,000	6,081	6,081
Subtotal: Information Services (0.75%)*					6,081	6,081
Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	165
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	221
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	219
Total Lightspeed POS, Inc.				428,707	500	440
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,663
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	632
Total OfferUp, Inc.				394,790	2,295	2,295
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	433
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	254
Total Oportun (p.k.a. Progress Financial)				306,153	500	687
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	36
Tectura Corporation	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.45%)*					3,578	3,623

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	$4,085	$4,085
Subtotal: Media/Content/Info (0.51%)*					4,085	4,085
Medical Devices & Equipment
AtriCure, Inc. (3)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	132
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	913
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	969
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	925
Total Gelesis, Inc.				581,038	925	2,807
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	190
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	162
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	450
Total Medrobotics Corporation				374,703	905	802
Optiscan Biomedical, Corp. (5)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	329
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	95
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,325
	Medical Devices & Equipment	Equity	Preferred Series E	15,638,888	1,308	1,392
Total Optiscan Biomedical, Corp.				78,855,687	10,220	5,141
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	584
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,202
Subtotal: Medical Devices & Equipment (1.32%)*					15,343	10,668
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	91
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,321
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	2,097
	Software	Equity	Preferred Series E	80,587	131	534
Total ForeScout Technologies, Inc.				399,686	529	2,631
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (4)(9)	Software	Equity	Preferred Series E	669,173	963	1,236
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,650
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,749
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	160
Subtotal: Software (1.84%)*					12,432	14,838
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	35
	Surgical Devices	Equity	Preferred Series C	656,538	282	48
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	723
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	469
Total Gynesonics, Inc.				5,653,360	1,673	1,275
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	450
	Surgical Devices	Equity	Preferred Series C	119,999	300	357
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,122
	Surgical Devices	Equity	Preferred Series F	100,200	500	578
Total Transmedics, Inc.				569,160	2,550	2,507
Subtotal: Surgical Devices (0.47%)*					4,223	3,782
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Glori Energy, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	535
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	522
Sungevity, Inc. (15)	Sustainable and Renewable Technology	Equity	Preferred Series D	68,807,339	6,750	—
Subtotal: Sustainable and Renewable Technology (0.13%)*					8,676	1,057
Total: Equity Investments (7.72%)*					79,159	62,331

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$193
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	355
Subtotal: Biotechnology Tools (0.07%)*					430	548
Communications & Networking
Intelepeer, Inc. (15)	Communications & Networking	Warrant	Common Stock	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	17
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	482
SkyCross, Inc. (6)(15)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.06%)*					1,219	499
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	306
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	5,574
Nasty Gal (15)	Consumer & Business Products	Warrant	Preferred Series C	845,194	23	—
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.73%)*					1,922	5,880
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(15)	Drug Delivery	Warrant	Common Stock	176,730	785	109
Agile Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	180,274	730	113
Aprecia Pharmaceuticals Company	Drug Delivery	Warrant	Preferred Series A-1	735,981	366	104
BIND Therapeutics, Inc. (15)	Drug Delivery	Warrant	Common Stock	152,586	488	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	450
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	78,595	390	216
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	350
Neos Therapeutics, Inc. (3)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	22
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	28
ZP Opco, Inc (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	266	16
Subtotal: Drug Delivery (0.17%)*					4,523	1,408

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$35
Anthera Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Audentes Therapeutics, Inc (3)(9)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	63	71
Auris Medical Holding, AG (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	36
Aveo Pharmaceuticals, Inc. (3)(9)	Drug Discovery & Development	Warrant	Common Stock	2,069,880	396	153
Axovant Sciences Ltd. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	274,086	1,269	1,791
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	156
Cerecor, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	—
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	47
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	—
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	292
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	8
CytRx Corporation (3)(15)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	92
Dicerna Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	29
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	130
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	—
Mast Therapeutics, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	2,272,724	203	128
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	385
Nanotherapeutics, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	582
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	43
Neuralstem, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	2
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(15)	Drug Discovery & Development	Warrant	Common Stock	69,840	152	270
PhaseRx,Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	13
Sorrento Therapeutics, Inc. (3)(9)	Drug Discovery & Development	Warrant	Common Stock	306,748	890	451
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	9
XOMA Corporation (3)(9)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	12
Subtotal: Drug Discovery & Development (0.59%)*					9,907	4,735
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	104
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	104
Healthcare Services, Other
Chromadex Corporation (3)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	84
Subtotal: Healthcare Services, Other (0.01%)*					157	84
Information Services
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C	648,400	98	8
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	15
Total InXpo, Inc.				1,813,583	172	23
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					352	23

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	$73	$—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	68
CashStar, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	23
CloudOne, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	75
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	114
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	962
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	19
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	58
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	180
Prism Education Group, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	42	—
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,575,000	640	799
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	5
Subtotal: Internet Consumer & Business Services (0.29%)*					3,801	2,303
Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Preferred Series E-1	4,648	730	742
Machine Zone, Inc. (16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	3,331
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	30
WP Technology, Inc. (Wattpad, Inc.) (4)(9)	Media/Content/Info	Warrant	Common Stock	255,818	4	12
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	14
Subtotal: Media/Content/Info (0.51%)*					3,425	4,129
Medical Devices & Equipment
Amedica Corporation (3)(15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	6
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	221
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	301
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	450,956	170	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	228
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	39,364	242	3
IntegenX, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	36
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	251
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	261
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	119
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	86
Optiscan Biomedical, Corp. (5)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	170
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	423
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	120
	Medical Devices & Equipment	Warrant	Preferred Series D	38,828	25	25
Total Quanterix Corporation				212,256	205	145
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	129,310	20	20
ViewRay, Inc. (3)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	281
Subtotal: Medical Devices & Equipment (0.32%)*					6,194	2,551

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$13
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	280
Total Achronix Semiconductor Corporation				1,110,000	259	293
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	133
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	152
Subtotal: Semiconductors (0.07%)*					309	578
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	79
	Software	Warrant	Preferred Series F	31,673	343	57
Total Actifio, Inc.				105,257	592	136
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	559
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	175
	Software	Warrant	Preferred Series C	592,019	730	180
	Software	Warrant	Preferred Series C-A	2,218,214	230	2,769
Total Clickfox, Inc.				3,848,796	1,290	3,124
Cloud Technology Partners, Inc.	Software	Warrant	Preferred Series C	113,960	34	47
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	101
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (15)	Software	Warrant	Preferred Series E	614,333	16	—
Mattersight Corporation (3)	Software	Warrant	Common Stock	357,143	538	331
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	371
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	145
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	28
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	94
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	167
Poplicus, Inc. (15)	Software	Warrant	Preferred Series C	2,595,230	—	2
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	10
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	86
Signpost, Inc. (15)	Software	Warrant	Preferred Series C	324,005	314	146
Soasta, Inc. (15)	Software	Warrant	Preferred Series E	410,800	691	295
Sonian, Inc. (15)	Software	Warrant	Preferred Series C	185,949	106	87
Wrike, Inc.	Software	Warrant	Common Stock	139,751	462	540
Subtotal: Software (0.78%)*					5,331	6,269
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	650
Subtotal: Specialty Pharmaceuticals (0.08%)*					861	650
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	13
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	250
Total Gynesonics, Inc.				1,756,445	395	263
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	16
	Surgical Devices	Warrant	Preferred Series D	175,000	100	496
	Surgical Devices	Warrant	Preferred Series F	50,544	38	65
Total Transmedics, Inc.				265,980	363	577
Subtotal: Surgical Devices (0.10%)*					758	840

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$116
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series 1B	13,667	82	—
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	61
Beamreach Solar (p.k.a. Solexel, Inc.) (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	—
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,667	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	32
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	3
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	283
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	520
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	10
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	—
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	—
	Sustainable and Renewable Technology	Warrant	Preferred Series D	50,968,399	—	—
Total Sungevity, Inc.				103,440,621	1,445	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	103
Trilliant, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	282
Subtotal: Sustainable and Renewable Technology (0.17%)*					7,348	1,410
Total: Warrant Investments (3.96%)*					46,649	32,011
Total Investments (174.07%)*					$1,525,050	$1,406,267

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $24.5 million, $147.8 million and $123.3 million respectively. The tax cost of investments is $1.5 billion.

(3)

Except for warrants in 39 publicly traded companies and common stock in 17 publicly traded companies, all investments are restricted at March 31, 2017 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(7)

Debt is on non-accrual status at March 31, 2017, and is therefore considered non-income producing. Note that at March 31, 2017, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at March 31, 2017.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at March 31, 2017. Refer to Note 10.
(18)	Repayment of debt investment is delinquent of the contractual maturity date as of March 31, 2017.
(19)	The stated PIK interest rate may be reduced to 1.45% subject to achievement of a milestone by the portfolio company.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (11) (14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,971	$6,035
Subtotal: 1-5 Years Maturity						5,971	6,035
Subtotal: Biotechnology Tools (0.77%)*						5,971	6,035

Communications & Networking
Under 1 Year Maturity
Achilles Technology Management Co II, Inc. (6) (13) (14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$1,278	1,304	1,304
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,211	8,975	—
Subtotal: Under 1 Year Maturity						10,279	1,304
1-5 Years Maturity
Avanti Communications Group (4) (9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$8,025	7,212	4,825
SkyCross, Inc. (6) (7) (13) (14B) (15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$16,758	16,900	—
Spring Mobile Solutions, Inc. (12) (14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	3,038	3,044
Subtotal: 1-5 Years Maturity						27,150	7,869
Subtotal: Communications & Networking (1.16%)*						37,429	9,173

Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (14A) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,837	19,837
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	965	965
Total Antenna79 (p.k.a. Pong Research Corporation)					$21,000	20,802	20,802
Nasty Gal (14B) (15)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$13,241	13,148	13,148
Second Time Around (Simplify Holdings, LLC) (14A) (15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,280	2,302	2,283
Subtotal: 1-5 Years Maturity						36,252	36,233
Subtotal: Consumer & Business Products (4.60%)*						36,252	36,233
Drug Delivery
Under 1 Year Maturity
AcelRx Pharmaceuticals, Inc. (9) (10) (14A) (15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$21,151	$21,151
Celsion Corporation (10) (14A	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$2,246	2,575	2,575
Subtotal: Under 1 Year Maturity						23,726	23,726
1-5 Years Maturity
Agile Therapeutics, Inc. (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,524	16,434
Aprecia Pharmaceuticals Company (11) (14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$20,000	19,700	19,706
BioQ Pharma Incorporated (10) (14A) (14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$8,231	8,636	8,577
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$2,464	2,511	2,509
Total BioQ Pharma Incorporated					$10,695	11,147	11,086
Edge Therapeutics, Inc. (11) (14A) (17)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$15,000	15,004	15,045
Pulmatrix Inc. (8) (10) (14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$5,954	6,022	6,013
ZP Opco, Inc (p.k.a. Zosano Pharma) (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$12,123	12,325	12,238
Subtotal: 1-5 Years Maturity						80,722	80,522
Subtotal: Drug Delivery (13.23%)*						104,448	104,248

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

HT II and HT III hold approximately $102.3 million and $264.1 million in assets, respectively, and they accounted for approximately 5.4% and 13.8% of the Company’s total assets, respectively, prior to consolidation at March 31, 2017.

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

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2016. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

At March 31, 2017, approximately 88.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,311,925	$—	$—	$1,311,925
Preferred Stock	41,870	—	—	41,870
Common Stock	20,461	7,367	—	13,094
Warrants	32,011	—	5,530	26,481
Escrow Receivable	2,943	—	—	2,943
Total	$1,409,210	$7,367	$5,530	$1,396,313

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2017
Senior Debt	$1,323,978	$—	$(33,636)	$153,619	$—	$(132,036)	$—	$—	$1,311,925
Preferred Stock	39,418	(513)	3,028	173	(236)	—	—	—	41,870
Common Stock	10,965	—	(1,619)	3,748	—	—	—	—	13,094
Warrants	24,246	157	1,932	702	(556)	—	—	—	26,481
Escrow Receivable	1,382	6	—	2,311	(756)	—	—	—	2,943
Total	$1,399,989	$(350)	$(30,295)	$160,553	$(1,548)	$(132,036)	$—	$—	$1,396,313

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)	The Company did not have any transfers into or out of Level 3 during the three months ended March 31, 2017.
(4)

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

For the three months ended March 31, 2017, approximately $2.3 million in net unrealized appreciation and $1.6 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $31.2 million in net unrealized depreciation and $2.0 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$94,214	Originated Within 6 Months	Origination Yield	12.96% - 14.09%	13.37%
	478,630	Market Comparable Companies	Hypothetical Market Yield	8.91% - 15.46%	12.55%
			Premium/(Discount)	(0.25%) - 0.75%
	3,789	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	117,148	Originated Within 6 Months	Origination Yield	7.29% - 18.32%	14.13%
	331,566	Market Comparable Companies	Hypothetical Market Yield	9.24% - 21.49%	12.50%
			Premium/(Discount)	(0.25%) - 0.50%
	6,637	Liquidation (c)	Probability weighting of alternative outcomes	50.00% - 100.00%
Sustainable and Renewable	91,112	Market Comparable Companies	Hypothetical Market Yield	11.63% - 15.50%	13.06%
Technology			Premium/(Discount)	0.00% - 0.50%
	13,491	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Medical Devices	12,362	Originated Within 6 Months	Origination Yield	10.42% - 12.09%	11.09%
	47,457	Market Comparable Companies	Hypothetical Market Yield	9.39% - 16.77%	13.27%
			Premium/(Discount)	0.00% - 0.50%
	12,963	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 50.00%
Lower Middle Market	22,908	Market Comparable Companies	Hypothetical Market Yield	8.76% - 14.05%	9.47%
			Premium/(Discount)	0.25%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	45,480	Imminent Payoffs (d)
	34,168	Debt Investments Maturing in Less than One Year
	$1,311,925	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (d)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (f)
Equity Investments	$9,528	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 55.5x	14.1x
			Revenue Multiple (b)	0.8x - 10.0x	3.4x
			Discount for Lack of Marketability (c)	11.82% - 24.80%	14.67%
			Average Industry Volatility (d)	39.57% - 66.39%	53.04%
			Risk-Free Interest Rate	1.00% - 1.47%	1.07%
			Estimated Time to Exit (in months)	11 - 35	14
	22,121	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	-11.47% - 38.48%	10.33%
			Average Industry Volatility (d)	29.85%- 115.30%	76.16%
			Risk-Free Interest Rate	0.70% - 1.41%	0.99%
			Estimated Time to Exit (in months)	8 - 32	13
	23,315	Other(g)
Warrant Investments	10,571	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 40.9x	12.9x
			Revenue Multiple (b)	0.4x - 7.0x	2.4x
			Discount for Lack of Marketability (c)	8.30% - 28.77%	16.95%
			Average Industry Volatility (d)	31.25% - 107.68%	56.39%
			Risk-Free Interest Rate	0.84% - 1.68%	1.14%
			Estimated Time to Exit (in months)	5 - 46	18
	10,041	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	-87.17% - 114.99%	9.90%
			Average Industry Volatility (d)	29.85% - 115.30%	68.24%
			Risk-Free Interest Rate	0.68% - 1.84%	1.07%
			Estimated Time to Exit (in months)	11 - 48	20
	5,869	Other(g)
Total Level Three Warrant and Equity Investments	$81,445

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit.  Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(f)	Weighted averages are calculated based on the fair market value of each investment.
(g)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 38.7x	12.3x
			Revenue Multiple (b)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (c)	13.75% - 25.97%	16.73%
			Average Industry Volatility (d)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other (f)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 51.4x	13.8x
			Revenue Multiple (b)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (c)	11.74% - 27.25%	19.02%
			Average Industry Volatility (d)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other (f)
Total Level Three Warrant and Equity Investments	$74,629

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2017 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2017 and 2016. The Company did not hold any control investments at March 31, 2016.

(in thousands)			For the Three Months Ended March 31, 2017
Portfolio Company	Type	Fair Value at March 31, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$2,103	$—	$2,103	$—	$—
Achilles Technology Management Co II, Inc.	Control	2,833	74	(1,941)	—	—
Tectura Corporation	Control	19,839	445	—	51	(51)
Total Control Investments		$24,775	$519	$162	$51	$(51)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,311	$—	$439	$—	$—
Stion Corporation	Affiliate	—	2	—	—	—
Total Affiliate Investments		$5,311	$2	$439	$—	$—
Total Control & Affiliate Investments		$30,086	$521	$601	$51	$(51)

(in thousands)			For the Three Months Ended March 31, 2016
Portfolio Company	Type	Fair Value at March 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation) (1)	Realized Gain/(Loss)
Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,991	$7	$(413)	$—	$—
Stion Corporation	Affiliate	1,106	58	539	—	—
Total Control & Affiliate Investments		$8,097	$65	$126	$—	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

In January 2017, the Company’s investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, the Company’s warrants in Tectura Corporation expired and were written off for a realized loss.

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016, the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, the Company made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. The Company’s investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,000,380	71.1%	$1,078,779	75.7%
Senior Secured Debt	343,556	24.4%	277,509	19.5%
Preferred Stock	41,870	3.0%	39,418	2.8%
Common Stock	20,461	1.5%	28,236	2.0%
Total	$1,406,267	100.0%	$1,423,942	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2017 and December 31, 2016 is shown as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,293,849	92.0%	$1,362,223	95.6%
England	68,971	4.9%	18,395	1.3%
Netherlands	20,250	1.4%	20,089	1.4%
Switzerland	12,529	0.9%	12,377	0.9%
Canada	10,665	0.8%	8,095	0.6%
Israel	3	0.0%	2,763	0.2%
Total	$1,406,267	100.0%	$1,423,942	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$435,786	31.0%	$422,550	29.7%
Software	260,956	18.6%	219,559	15.4%
Media/Content/Info	142,182	10.1%	137,567	9.7%
Sustainable and Renewable Technology	111,869	8.0%	154,406	10.9%
Internet Consumer & Business Services	100,296	7.1%	97,047	6.8%
Drug Delivery	98,804	7.0%	109,834	7.7%
Medical Devices & Equipment	92,143	6.6%	107,695	7.6%
Healthcare Services, Other	40,441	2.9%	30,200	2.1%
Specialty Pharmaceuticals	39,268	2.8%	38,944	2.7%
Consumer & Business Products	27,578	2.0%	42,713	3.0%
Communications & Networking	14,140	1.0%	18,019	1.3%
Surgical Devices	13,213	0.9%	12,553	0.9%
Semiconductors	8,653	0.6%	11,326	0.8%
Electronics & Computer Hardware	7,591	0.5%	7,664	0.5%
Biotechnology Tools	6,637	0.5%	7,200	0.5%
Information Services	6,104	0.4%	6,091	0.4%
Diagnostic	606	0.0%	574	0.0%
Total	$1,406,267	100.0%	$1,423,942	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2017 and December 31, 2016.

Portfolio Activity

During the three months ended March 31, 2017, the Company funded and or restructured investments in debt securities totaling approximately $149.4 million. During the three months ended March 31, 2017, the Company funded equity investments totaling approximately $3.9 million.

During the three months ended March 31, 2016, the Company funded and or restructured investments in debt securities totaling approximately $169.9 million. During the three months ended March 31, 2016, the Company funded equity investments totaling approximately $1.0 million.

During the three months ended March 31, 2017, the Company recognized net realized gains of $3.2 million. During the three months ended March 31, 2017, the Company recorded gross realized gains of $6.4 million primarily from the sale or acquisition of the Company’s holdings in three portfolio companies, including Box, Inc. ($4.0 million), TPI Composites, Inc. ($1.2 million), and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $3.2 million primarily from the liquidation or write off of the Company’s warrant and equity investments in two portfolio companies and the Company’s debt investment in one portfolio company.

During the three months ended March 31, 2016, the Company recognized net realized losses of $4.5 million. During the three months ended March 31, 2016, the Company recorded gross realized gains of $2.8 million primarily from the sale of investments in two portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million) and the sale of options on Box, Inc. ($1.1 million). These gains were offset by gross realized losses of $7.3 million primarily from the liquidation or write off of the Company’s warrant and equity investments in three portfolio companies and the Company’s debt investments in three portfolio companies, including the settlement of the Company’s outstanding debt investment in The Neat Company ($6.2 million).

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2017, approximately 90.9% of the Company’s debt investments were in a senior secured first lien position, with 43.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 44.9% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property; and 3.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. The remaining 9.1% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At March 31, 2017 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

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

At March 31, 2017, the Company had seven debt investments on non-accrual with a cumulative investment cost and approximate fair value of $107.5 million and $18.7 million, respectively. At December 31, 2016, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $36.8 million of unamortized fees at March 31, 2017, of which approximately $33.4 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 the Company had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

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

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2017 the Company had approximately $34.2 million in exit fees receivable, of which approximately $31.4 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2016 the Company had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.2 million and $1.7 million in PIK income during the three months ended March 31, 2017 and 2016, respectively.

To maintain the Company’s status as a RIC, PIK and exit fee income must be paid out to stockholders in the form of distributions even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2017 and 2016.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The borrowings of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The fair value of the Company’s outstanding borrowings is based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

Based on market quotations on or around March 31, 2017, the 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 1.002 and 1.026 per dollar at par value, respectively. At March 31, 2017, the 2024 Notes were trading on the NYSE for $25.65 per share at par value. The par value at underwriting for the 2024 Notes was $25.00 per share. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $195.7 million, compared to the carrying amount of $190.2 million as of March 31, 2017.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at March 31, 2017 and December 31, 2016:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)(2)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$101,601	$—	$101,601	$—
2022 Convertible Notes	235,865	—	235,865
2024 Notes	265,231	—	265,231	—
SBA Debentures	195,749	—	—	195,749
Total	$798,446	$—	$602,697	$195,749

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Wells Facility (1)	$5,016	$—	$—	$5,016
2021 Asset-Backed Notes	109,376	—	109,376	—
April 2019 Notes (2)	65,909	—	65,909	—
September 2019 Notes (2)	46,920	—	46,920	—
2024 Notes	256,919	—	256,919	—
SBA Debentures	202,364	—	—	202,364
Total	$686,504	$—	$479,124	$207,380

(1)	As of March 31, 2017 there were no borrowings outstanding on the Wells Facility.
(2)	The 2019 Notes were redeemed in full on February 24, 2017.

4. Borrowings

Outstanding Borrowings

At March 31, 2017 and December 31, 2016, the Company had the following available and outstanding borrowings:

	March 31, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,669	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,240	252,873	252,873	245,490
2021 Asset-Backed Notes	101,411	101,411	100,388	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	222,542	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$975,121	$780,121	$761,839	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both March 31, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
SBA Debentures	$2,531	$2,699
2019 Notes	—	1,546
2024 Notes	7,392	7,482
2021 Asset-Backed Notes	1,023	1,233
2022 Convertible Notes	4,157	—
Wells Facility (1)	444	501
Union Bank Facility (1)	656	768
Total	$16,203	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of March 31, 2017, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of March 31, 2017. As of March 31, 2017, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2017 the Company held investments in HT II in 35 companies with a fair value of approximately $88.2 million, accounting for approximately 6.3% of the Company’s total investment portfolio at March 31, 2017. HT II held approximately $102.3 million in assets and accounted for approximately 5.4% of the Company’s total assets prior to consolidation at March 31, 2017.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2017, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of March 31, 2017. As of March 31, 2017, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2017, the Company held investments in HT III in 52 companies with a fair value of approximately $210.9 million, accounting for approximately 15.0% of the Company’s total investment portfolio at March 31, 2017. HT III held approximately $264.1 million in assets and accounted for approximately 13.8% of the Company’s total assets prior to consolidation at March 31, 2017.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended March 31, 2017 for HT II was approximately $41.2 million with an average interest rate of approximately 4.46%. The average amount of debentures outstanding for the three months ended March 31, 2017 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$1,719	$1,738
Amortization of debt issuance cost (loan fees)	168	168
Total interest expense and fees	$1,887	$1,906
Cash paid for interest expense and fees	$3,442	$3,461

As of March 31, 2017, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2017, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2017, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2017 and December 31, 2016:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

In April and July 2012, the Company issued $84.5 million in aggregate principal amount of 7.00% notes due 2019 (the “April 2019 Notes”). In September and October 2012, the Company issued $85.9 million in aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes”). The April 2019 Notes and September 2019 Notes are together referred to as the “2019 Notes”.

In April 2015, the Company redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. In December 2015, the Company redeemed $40.0 million of the $85.9 million issued and outstanding aggregate principal amount of September 2019 Notes, as previously approved by the Board of Directors. The remaining 2019 Notes were fully redeemed on February 24, 2017.

As of December 31, 2016, the 2019 Notes payable outstanding principal balance consisted of:

(in thousands)	December 31, 2016
April 2019 Notes	$64,490
September 2019 Notes	45,874
Total 2019 Notes principal outstanding	$110,364

The April 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGZ.”  The September 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGY.” For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$1,159	$1,932
Amortization of debt issuance cost (loan fees)	1,546	160
Total interest expense and fees	$2,705	$2,092
Cash paid for interest expense and fees	$1,911	$1,932

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

During the three months ended March 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. During the year ended December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of March 31, 2017 approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

All issuances of 2024 Notes rank equally in right of payment and form a single series of notes.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the NYSE under the trading symbol “HTGX”.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2017, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of March 31, 2017 and December 31, 2016, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Principal amount of debt	$258,510	$252,873
Unamortized debt issuance cost	(7,392)	(7,482)
Original issue premium, net of amortization	122	99
Carrying value of 2024 Notes	$251,240	$245,490

For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$3,987	$1,609
Amortization of debt issuance cost (loan fees)	249	83
Amortization of original issue premium	(16)	—
Total interest expense and fees	$4,220	$1,692
Cash paid for interest expense and fees	$3,977	$1,609

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

At March 31, 2017 and December 31, 2016, the 2021 Asset-Backed Notes had an outstanding principal balance of $101.4 million and $109.2 million, respectively.

For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$888	$1,139
Amortization of debt issuance cost (loan fees)	210	232
Total interest expense and fees	$1,098	$1,371
Cash paid for interest expense and fees	$940	$1,139

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $12.9 million and $8.3 million of restricted cash as of March 31, 2017 and December 31, 2016, respectively, funded through interest collections.

Convertible Notes

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

The 2016 Convertible Notes were accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2016 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2016 Convertible Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the 2016 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company recorded interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

For the three months ended March 31, 2016, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$—	$264
Amortization of debt issuance cost (loan fees)	—	32
Accretion of original issue discount	—	61
Total interest expense and fees	$—	$357
Cash paid for interest expense and fees	$—	$—

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three months ended March 31, 2016.

2022 Convertible Notes

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of 4.375% Convertible Notes due 2022 (the “2022 Convertible Notes”), which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately $225.7 million, including $4.3 million of debt issuance costs.

The 2022 Convertible Notes mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2017, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5%, or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.76%.

As of  March 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	March 31, 2017
Principal amount of debt	$230,000
Unamortized debt issuance cost	(4,157)
Original issue discount, net of accretion	(3,301)
Carrying value of 2022 Convertible Notes	$222,542

For the three months ended March 31, 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$1,758	$—
Amortization of debt issuance cost (loan fees)	133	—
Accretion of original issue discount	112	—
Total interest expense and fees	$2,003	$—
Cash paid for interest expense and fees	$—	$—

The estimated effective interest of the debt component of the 2022 Convertible Notes, equal to the stated interest rate of 4.375% plus the accretion of the original issue discount, was approximately 4.76% for the three months ended March 31, 2017. As of March 31, 2017, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of March 31, 2017 and December 31, 2016, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2017, this non-use fee was $145,000. For the three months ended March 31, 2016, this non-use fee was $66,000.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of March 31, 2017, the minimum tangible net worth covenant increased to $718.6 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million, the issuance of 7.3 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities (“JMP”) for gross proceeds of $95.0 million during the year ended December 31, 2016, and the issuance of 3.3 million shares of common stock issued under the Equity Distribution Agreement for gross proceeds of $47.4 million during the three months ended March 31, 2017. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company had aggregate draws of $8.5 million on the available facility during the three months ended March 31, 2017 offset by repayments of $13.5 million. At December 31, 2016 there was $5.0 million, respectively, of borrowings outstanding on this facility. There were no borrowings outstanding on the facility as of March 31, 2017.

For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$2	$275
Amortization of debt issuance cost (loan fees)	107	104
Total interest expense and fees	$109	$379
Cash paid for interest expense and fees	$256	$244

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2017, the company incurred non-use of $94,000. For the three months ended March 31, 2016, the company incurred non-use fees under the Prior Union Bank Facility of $95,000.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding III, including covenants relating to certain changes of control of the Company and Hercules Funding III. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of March 31, 2017, the minimum tangible net worth covenant increased to $765.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million, the issuance of 7.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $92.8 million during the year ended December 31, 2016, and the issuance of 3.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $46.9 million during the three months ended March 31, 2017. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company did not make any draws or repayments on the available facility during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there were no borrowings outstanding on the Union Bank Facility.

For the three months ended March 31, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense	$—	$—
Amortization of debt issuance cost (loan fees)	112	38
Total interest expense and fees	$112	$38
Cash paid for interest expense and fees	$—	$244

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

During the three months ended March 31, 2017, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2017 distributions to stockholders will be.

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

Taxable income for the three months ended March 31, 2017 was approximately $20.5 million or $0.25 per share. Taxable net realized gains for the same period was $3.9 million or approximately $0.05 per share. Taxable income for the three months ended March 31, 2016 was approximately $21.7 million or $0.30 per share. Taxable net realized losses for the same period were $3.7 million or approximately $0.05 per share.

For the three months ended March 31, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date. For the three months ended March 31, 2016, the Company paid approximately $18,000 of tax expense and had approximately $498,000 of accrued but unpaid tax expense as of the balance sheet date.

The Company intends to distribute 100% of spillover earnings, which consists of ordinary income and long term capital gains, from the Company’s taxable year ended December 31, 2016 to the Company’s stockholders during 2017.

6. Stockholder’s Equity

On August 16, 2013, the Company entered into the Equity Distribution Agreement with JMP. On March 7, 2016, the Company renewed the Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2017 the Company sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $46.9 million, including $495,000 of offering expenses. During the three months ended March 31, 2016, the Company sold 1.1 million shares of common stock for total accumulated net proceeds of approximately $12.4 million, including $402,200 of offering expenses. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2017 approximately 751,000 shares remain available for issuance and sale under the ATM.

On August 27, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock until August 23, 2016, after which the plan expired. In January 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million.

The Company has issued stock options for common stock subject to future issuance, of which 695,425 and 668,171 were outstanding at March 31, 2017 and December 31, 2016, respectively.

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

During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 vests subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.

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

The following table summarizes the common stock option activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	668,171	$13.73	622,171	$14.25
Granted	56,000	$14.56	124,000	$11.29
Exercised	(24,023)	$11.23	—	$—
Forfeited	(4,723)	$10.46	(45,890)	$14.23
Expired	—	$—	(4,443)	$16.34
Outstanding at March 31,	695,425	$13.91	695,838	$13.71
Shares Expected to Vest at March 31,	297,487	$13.91	367,032	$13.71

The following table summarizes common stock options outstanding and exercisable at March 31, 2017:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	303,841	6.08	$926,540	$12.08	96,221	4.66	$355,549	$11.43
$14.56 - $16.34	391,584	4.39	52,878	$15.32	301,717	3.86	20,795	$15.44
$9.25 - $16.34	695,425	5.13	$979,418	$13.91	397,938	4.05	$376,344	$14.47

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At March 31, 2017 options for 397,938 shares were exercisable at a weighted average exercise price of approximately $14.47 per share with a weighted average remaining contractual term of 4.05 years.

The Company determined that the fair value of options granted under the Plans during the three months ended March 31, 2017 and 2016 was approximately $40,000 and $39,000, respectively. During the three months ended March 31, 2017 and 2016, approximately $20,000 and $51,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2017 there was approximately $135,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 2.18 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Expected Volatility	23.07%	18.94%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.70% - 2.02%	1.04% - 1.63%

During the three months ended March 31, 2017 and 2016 the Company granted 4,464 shares and 538,250 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value of restricted stock awards granted under the Plans during the three months ended March 31, 2017 and 2016 was approximately $65,000 and $6.5 million, respectively. As of March 31, 2017, there was approximately $6.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 1.48 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	799,558	$12.54	850,072	$13.59
Granted	4,464	$14.56	538,250	$12.00
Vested	(240,299)	$12.42	(285,155)	$13.65
Forfeited	(1,602)	$13.60	(7,138)	$14.02
Unvested at March 31,	562,121	$12.61	1,096,029	$12.79
During the three months ended March 31, 2017 the Company granted 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value of restricted stock units granted under the Plans during the three months ended March 31, 2017 was approximately $8.5 million. As of March 31, 2017, there was approximately $8.0 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 2.82 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	—	$—
Granted	600,461	$13.94
Distribution Equivalent Unit Granted	11,788	$13.94
Vested	—	$—
Forfeited	(1,078)	$13.92
Unvested at March 31,	611,171	$13.94

During the three months ended March 31, 2017, the Company expensed approximately $1.8 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $2.5 million in compensation expense related to restricted stock awards during the three months ended March 31, 2016.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator
Net increase in net assets resulting from operations	$(5,588)	$14,295
Less: Distributions declared-common and restricted shares	(25,667)	(22,371)
Undistributed earnings	(31,255)	(8,076)
Undistributed earnings-common shares	(31,255)	(8,076)
Add: Distributions declared-common shares	25,479	21,975
Numerator for basic and diluted change in net assets per common share	$(5,776)	$13,899

Denominator
Basic weighted average common shares outstanding	81,420	71,172
Common shares issuable	—	27
Weighted average common shares outstanding assuming dilution	81,420	71,199

Change in net assets per common share
Basic	$(0.07)	$0.20
Diluted	$(0.07)	$0.20

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also included in the denominator for the purpose of calculating diluted earnings per share.

For the three months ended March 31, 2016, the dilutive effect of the 2016 Convertible Notes under the treasury stock method was included in this calculation as our share price was greater than the conversion price in effect ($10.94 as of March 31, 2016) for such period. For the three months ended March 31, 2017, as the Company had a net loss, the effect of the 2022 Convertible Notes, outstanding options and restricted stock units is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 1.2 million shares related to 2022 Convertible Notes, 72,796 shares of unvested common stock options, and 30,649 shares of unvested restricted stock units. For three months ended March 31, 2016, the number of anti-dilutive shares related to unvested common stock options was 717,679 shares.

At March 31, 2017 and December 31, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data (1):
Net asset value at beginning of period	$9.90	$9.94
Net investment income	0.28	0.28
Net realized gain on investments	0.04	(0.06)
Net unrealized depreciation on investments	(0.39)	(0.02)
Total from investment operations	(0.07)	0.20
Net increase (decrease) in net assets from capital share transactions (1)	0.22	(0.06)
Distributions of net investment income (6)	(0.31)	(0.31)
Stock-based compensation expense included in investment income (2)	0.02	0.04
Net asset value at end of period	$9.76	$9.81

Ratios and supplemental data:
Per share market value at end of period	$15.13	$12.01
Total return (3)	9.47%	1.18%
Shares outstanding at end of period	82,801	73,230
Weighted average number of common shares outstanding	81,420	71,172
Net assets at end of period	$807,896	$718,380
Ratio of total expense to average net assets (4)	7.99%	10.47%
Ratio of net investment income before investment gains and losses to average net assets (4)	10.99%	11.17%
Portfolio turnover rate (5)	10.89%	7.16%
Average debt outstanding	$785,915	$578,406
Weighted average debt per common share	$9.65	$8.13

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

(3)

The total return for the three months ended March 31, 2017 and 2016 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the three months ended March 31, 2017 and 2016 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At March 31, 2017, the Company had approximately $75.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $20.0 million of non-binding term sheets outstanding at March 31, 2017. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2017, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
Audentes Therapeutics, Inc.	10,000
Tela Bio, Inc.	10,000
Edge Therapeutics, Inc.	5,000
Wrike, Inc.	5,000
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	365
Total	$75,865

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $444,000 during the three months ended March 31, 2017. Total rent expense amounted to approximately $436,000  during the same period ended March 31, 2016.

The Company’s contractual obligations as of March 31, 2017 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$780,121	$—	$123,211	$349,400	$307,510
Operating Lease Obligations (4)	3,045	1,760	1,285	—	—
Total	$783,166	$1,760	$124,496	$349,400	$307,510

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures,  $258.5 million of the 2024 Notes, $230.0 million of the 2022 Convertible Notes  and $101.4 million of the 2021 Asset-Backed Notes as of March 31, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Long-term facility leases.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on the Company’s financial statements. The Company has adopted this standard for the three months ended March 31, 2017.

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

12. Subsequent Events

Distribution Declaration

On April 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 22, 2017 to stockholders of record as of May 15, 2017. This distribution represents the Company’s forty-seventh consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $13.09 per share.

Special Meeting of Stockholders to Approve an Investment Advisory Agreement

On April 3, 2017 and April 27, 2017, the Board of Directors, including each director who is considered independent under the rules promulgated by the NYSE and is not an “interested person,” as that term is defined by the 1940 Act, present at the meetings, approved a proposed investment advisory agreement (the “Advisory Agreement”) between the Company and Hamilton Advisers LLC (Mr. Henriquez recused himself from voting on the matter).  The Advisory Agreement, subject to the approval by the Company’s stockholders, provides for the Company’s transition from an internally managed to an externally managed structure.  A preliminary proxy statement seeking approval of the Advisory Agreement was filed with the SEC on May 3, 2017, and a special meeting of stockholders is scheduled to be held on June 29, 2017.

Wells Facility

On April 3, 2017, the Company entered into a further amendment to the Wells Facility that amends certain of the cash management provisions, modifies the timeframe for delivering the monthly financial reporting and adds certain cross-default provisions with respect to Hercules Funding III.

Portfolio Company Developments

As of May 1, 2017, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all. In addition, subsequent to March 31, 2017 the following portfolio companies announced or completed liquidity events:

1.

In March 2017, the Company’s portfolio company Soasta, Inc., announced that it had entered into an agreement with Akamai Technologies, Inc. to be acquired in an all-cash transaction. Akamai Technologies announced on April 7, 2017, that it had completed the acquisition.

2.	In March 2017, the Company’s portfolio company Sungevity, Inc. announced that it had commenced voluntary Chapter 11 proceedings in the U.S. Bankruptcy Court for the District of Delaware.

In connection with the restructuring process, and under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including the Company.  On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement.  On April 26, 2017, Solar Spectrum, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale.  Under the terms of the transaction, Solar Spectrum has acquired Sungevity’s infrastructure, technology, installer network, supplier warrants and certain agreements.

As a result of the bankruptcy court-approved sale, the cost basis of the Company’s outstanding debt position in Sungevity, Inc. was converted into an equity position in Solar Spectrum.

3.

In January 2017, the Company’s portfolio company Mast Therapeutics, Inc. announced that it had entered into a definitive merger agreement, under which the stockholders of Savara, Inc., a privately-held specialty pharmaceutical company, would become the majority owners of Mast Therapeutics, Inc. On April 27, 2017, Savara, Inc. announced the closing of the merger.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 and under “Forward-Looking Statements” of this Item 2.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $102.3 million and $264.1 million in assets, respectively, and accounted for approximately 5.4% and 13.8% of our total assets, respectively, prior to consolidation at March 31, 2017. As of March 31, 2017, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration (“SBA”) guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2017, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.4 billion at both March 31, 2017 and December 31, 2016. The fair value of our debt investment portfolio was approximately $1.3 billion at both March 31, 2017 and December 31, 2016. The fair value of the equity portfolio at March 31, 2017 was approximately $62.4 million, compared to a fair value of approximately $67.6 million at December 31, 2016. The fair value of the warrant portfolio at March 31, 2017 was approximately $32.0 million, compared to a fair value of approximately $27.5 million at December 31, 2016.

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

Our portfolio activity for the three months ended March 31, 2017 and the year ended December 31, 2016 was comprised of the following:

(in millions)	March 31, 2017	December 31, 2016
Debt Commitments (1)
New portfolio company	$170.0	$624.0
Existing portfolio company	17.1	171.8
Total	$187.1	$795.8
Funded and Restructured Debt Investments (2)
New portfolio company	$120.0	$479.0
Existing portfolio company	29.4	181.5
Total	$149.4	$660.5
Funded Equity Investments
New portfolio company	$3.7	$17.1
Existing portfolio company	0.2	3.1
Total	$3.9	$20.2
Unfunded Contractual Commitments (3)
Total	$75.9	$59.7
Non-Binding Term Sheets
New portfolio company	$20.0	$55.0
Total	$20.0	$55.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2017, we received approximately $137.8 million in aggregate principal repayments. Of the approximately $137.8 million of aggregate principal repayments, approximately $37.5 million were scheduled principal payments and approximately $100.3 million were early principal repayments related to 13 portfolio companies. Of the approximately $100.3 million early principal repayments, approximately $30.7 million were early repayments due to merger and acquisition transactions for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and Citigroup warrant participation) as of and for the three months ended March 31, 2017 and the year ended December 31, 2016 was as follows:

(in millions)	March 31, 2017	December 31, 2016
Beginning portfolio	$1,423.9	$1,200.6
New fundings and restructures	153.3	680.7
Warrants not related to current period fundings	0.4	0.6
Principal payments received on investments	(37.5)	(111.2)
Early payoffs	(100.3)	(324.0)
Accretion of loan discounts and paid-in-kind principal	10.0	43.6
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(0.6)	(6.3)
New loan fees	(2.9)	(10.1)
Warrants converted to equity	—	0.3
Sale of investments	(8.4)	(4.4)
Loss on investments due to write offs	(0.4)	(10.0)
Net change in unrealized depreciation	(31.2)	(35.9)
Ending portfolio	$1,406.3	$1,423.9

The following table shows the fair value of our investment portfolio by asset class as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$1,000,380	71.1%	$1,078,779	75.7%
Senior Secured Debt	343,556	24.4%	277,509	19.5%
Preferred Stock	41,870	3.0%	39,418	2.8%
Common Stock	20,461	1.5%	28,236	2.0%
Total	$1,406,267	100.0%	$1,423,942	100.0%

A summary of our investment portfolio as of March 31, 2017 and December 31, 2016 at value by geographic location is as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,293,849	92.0%	$1,362,223	95.6%
England	68,971	4.9%	18,395	1.3%
Netherlands	20,250	1.4%	20,089	1.4%
Switzerland	12,529	0.9%	12,377	0.9%
Canada	10,665	0.8%	8,095	0.6%
Israel	3	0.0%	2,763	0.2%
Total	$1,406,267	100.0%	$1,423,942	100.0%

As of March 31, 2017, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2017, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.8% to approximately 13.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $36.8 million of unamortized fees at March 31, 2017, of which approximately $33.4 million was included as an offset to the cost basis of our current debt investments and approximately $3.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 we had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of our current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2017 we had approximately $34.2 million in exit fees receivable, of which approximately $31.4 million was included as a component of the cost basis of our current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2016 we had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.2 million and $1.7 million in PIK income in the three months ended March 31, 2017 and 2016, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.2% and 12.9% during the three months ended March 31, 2017 and 2016, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.4% and 13.2% for the three months ended March 31, 2017 and 2016, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 9.5% and 1.2% during the three months ended March 31, 2017 and 2016, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery & development, software, media/content/info, sustainable and renewable technology, internet consumer & business services, drug delivery, medical devices & equipment, healthcare services, specialty pharmaceuticals, consumer & business products, communications & networking, surgical devices, semiconductors, electronics & computer hardware, biotechnology tools, information services, and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of March 31, 2017, approximately 74.7% of the fair value of our portfolio was composed of investments in five industries: 31.0% investments in the drug discovery & development industry, 18.6% investments in the software industry, 10.1% investments in the media/content/info industry, 8.0% investments in the sustainable and renewable technology industry, and 7.1% investments in the internet consumer & business services industry.

The following table shows the fair value of our portfolio by industry sector at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$435,786	31.0%	$422,550	29.7%
Software	260,956	18.6%	219,559	15.4%
Media/Content/Info	142,182	10.1%	137,567	9.7%
Sustainable and Renewable Technology	111,869	8.0%	154,406	10.9%
Internet Consumer & Business Services	100,296	7.1%	97,047	6.8%
Drug Delivery	98,804	7.0%	109,834	7.7%
Medical Devices & Equipment	92,143	6.6%	107,695	7.6%
Healthcare Services, Other	40,441	2.9%	30,200	2.1%
Specialty Pharmaceuticals	39,268	2.8%	38,944	2.7%
Consumer & Business Products	27,578	2.0%	42,713	3.0%
Communications & Networking	14,140	1.0%	18,019	1.3%
Surgical Devices	13,213	0.9%	12,553	0.9%
Semiconductors	8,653	0.6%	11,326	0.8%
Electronics & Computer Hardware	7,591	0.5%	7,664	0.5%
Biotechnology Tools	6,637	0.5%	7,200	0.5%
Information Services	6,104	0.4%	6,091	0.4%
Diagnostic	606	0.0%	574	0.0%
Total	$1,406,267	100.0%	$1,423,942	100.0%

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

For the three months ended March 31, 2017 and the year ended December 31, 2016, our ten largest portfolio companies represented approximately 34.7% and 34.0% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2017 and December 31, 2016, we had five and seven investments, respectively, that represented 5% or more of our net assets. At March 31, 2017, we had six equity investments representing approximately 48.6% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2016, we had seven equity investments which represented approximately 54.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of March 31, 2017 approximately 92.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

As of March 31, 2017, 90.9% of our debt investments were in a senior secured first lien position with the remaining 9.1% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2017, of the approximately 90.9% of our debt investments in a senior secured first lien position, 43.0% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property; 44.9% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property; and 3.0% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, with a second lien on the portfolio company’s cash and accounts receivable. At March 31, 2017 we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2017, we held warrants in 142 portfolio companies, with a fair value of approximately $32.0 million. The fair value of our warrant portfolio increased by approximately $4.5 million, as compared to a fair value of $27.5 million at December 31, 2016 primarily related to the addition of warrants in 5 new and 4 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $103.8 million to exercise such warrants as of March 31, 2017. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.22x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. The following table summarizes our realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2017 and 2016. We did not hold any Control investments at March 31, 2016.

(in thousands)			For the Three Months Ended March 31, 2017
Portfolio Company	Type	Fair Value at March 31, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$2,103	$—	$2,103	$—	$—
Achilles Technology Management Co II, Inc.	Control	2,833	74	(1,941)	—	—
Tectura Corporation	Control	19,839	445	—	51	(51)
Total Control Investments		$24,775	$519	$162	$51	$(51)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,311	$—	$439	$—	$—
Stion Corporation	Affiliate	—	2	—	—	—
Total Affiliate Investments		$5,311	$2	$439	$—	$—
Total Control & Affiliate Investments		$30,086	$521	$601	$51	$(51)

(in thousands)			For the Three Months Ended March 31, 2016
Portfolio Company	Type	Fair Value at March 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation) (1)	Realized Gain/(Loss)
Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,991	$7	$(413)	$—	$—
Stion Corporation	Affiliate	1,106	58	539	—	—
Total Control & Affiliate Investments		$8,097	$65	$126	$—	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

 In January 2017, our investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, our warrants in Tectura Corporation expired and were written off for a realized loss.

In June 2016, our investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In June 2016, we also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, we made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II to provide working capital under the terms of a loan servicing agreement. Our investments in Achilles Technology Management Co II, Inc. are carried on the consolidated statement of assets and liabilities at fair value.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2017 and December 31, 2016, respectively:

(in thousands)	March 31, 2017			December 31, 2016
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	13	$260,201	19.8%	15	$275,832	20.8%
2	31	591,747	45.1%	32	590,547	44.4%
3	24	356,912	27.2%	25	329,393	24.8%
4	8	78,915	6.0%	8	58,874	4.4%
5	9	24,150	1.9%	8	74,157	5.6%
	85	$1,311,925	100.0%	88	$1,328,803	100.0%

As of March 31, 2017, our debt investments had a weighted average investment grading of 2.43 on a cost basis, as compared to 2.41 at December 31, 2016. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The slight decline in weighted average investment grading at March 31, 2017 from December 31, 2016 is due to normal variation in portfolio company performance.

At March 31, 2017, we had seven debt investments on non-accrual with a cumulative investment cost and fair value of approximately $107.5 million and $18.7 million, respectively. At December 31, 2016, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The increase in the cumulative cost and fair value of debt investments on non-accrual between March 31, 2017 and December 31, 2016 is the result of placing two new debt investments on non-accrual status during the period.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Investment Income

Total investment income for the three months ended March 31, 2017 was approximately $46.4 million as compared to approximately $38.9 million for the three months ended March 31, 2016.

Interest income for the three months ended March 31, 2017 totaled approximately $42.9 million as compared to approximately $36.5 million for the three months ended March 31, 2016. The increase in interest income for the three months ended March 31, 2017 as compared to the same period ended March 31, 2016 is primarily attributable to an increase in recurring interest income and amortization due to a higher weighted average debt investment portfolio outstanding between periods along with an increase in interest accelerations due to early loan repayments and other one-time events.

Of the $42.9 million in interest income for the three months ended March 31, 2017, approximately $40.0 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.9 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $35.8 million and $728,000, respectively, of the $36.5 million interest income for the three months ended March 31, 2016.

Income from commitment, facility and loan related fees for the three months ended March 31, 2017 totaled approximately $3.5 million as compared to approximately $2.5 million for the three months ended March 31, 2016. The increase in fee income for the three months ended March 31, 2017 is primarily attributable to a higher weighted average debt investment portfolio outstanding and an increase in the acceleration of unamortized fees due to early repayments and one-time fees between periods.

Of the $3.5 million in income from commitment, facility and loan related fees for the three months ended March 31, 2017, approximately $2.1 million represents income from recurring fee amortization and approximately $1.4 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.2 million and $275,000, respectively, of the $2.5 million income for the three months ended March 31, 2016.

The following table shows the PIK-related activity for the three months ended March 31, 2017 and 2016, at cost:

	Three Months Ended March 31,
(in thousands)	2017	2016
Beginning PIK interest receivable balance	$9,930	$5,149
PIK interest income during the period	2,215	1,709
PIK accrued (capitalized) to principal but not recorded as income during the period	—	550
Payments received from PIK loans	(46)	(20)
Realized loss	—	(266)
Ending PIK interest receivable balance	$12,099	$7,122

The increase in PIK interest income during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest. The increase is primarily due to new originations and compounding interest, along with a decrease in the number of PIK loans which paid off during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2017 or 2016.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $23.7 million and $18.8 million during the three months ended March 31, 2017 and 2016, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $12.4 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively. Interest and fee expense for the three months ended March 31, 2017, as compared to March 31, 2016, increased due to the one-time, non-cash acceleration of approximately $1.5 million of unamortized fees upon the redemption of our 2019 Notes and a higher weighted average principal balance outstanding on our 2024 Notes and Convertible Notes, partially offset by a reduction in interest expense on our 2019 Notes which were fully redeemed in February 2017.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.3% and 5.5% for the three months ended March 31, 2017 and 2016, respectively. The increase in the weighted average cost of debt for the three months ended March 31, 2017 as compared to the same period ended March 31, 2016 is primarily attributable to the one-time, non-cash acceleration of unamortized fees due to the redemption of our 2019 Notes in the current period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.1 million from $3.6 million for the three months ended March 31, 2017 and 2016. The increase for the three months ended March 31, 2017 was primarily attributable to an increase in charitable contributions and excise tax accruals, offset by a reduction in corporate legal and other expenses between periods.

Employee Compensation

Employee compensation and benefits totaled $5.3 million for the three months ended March 31, 2017 as compared to $4.7 million for the three months ended March 31, 2016. The increase for the comparative periods was primarily due to changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $1.8 million for the three months ended March 31, 2017 as compared to $2.6 million for the three months ended March 31, 2016. The decrease between the comparative periods was primarily related to restricted stock award vesting.

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

A summary of realized gains and losses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Realized gains	$6,470	$2,789
Realized losses	(3,233)	(7,257)
Net realized gains (losses)	$3,237	$(4,468)

During the three months ended March 31, 2017 and 2016, we recognized net realized gains of $3.2 million and net realized losses of $4.5 million, respectively. During the three months ended March 31, 2017, we recorded gross realized gains of $6.4 million primarily from the sale of our holdings in three portfolio companies, including Box, Inc. ($4.0 million), TPI Composites, Inc. ($1.2 million), and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $3.2 million primarily from the liquidation or write off of our warrant and equity investments in two portfolio companies and the sale of our public bond position in Avanti Communications Group for a realized loss ($2.4 million).

During the three months ended March 31, 2016, we recorded gross realized gains of $2.8 million primarily from the sale of investments in two portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million) and the sale of options on Box, Inc. ($1.1 million). These gains were offset by gross realized losses of $7.3 million from the liquidation or write off of our investments in six portfolio companies, including the settlement of our outstanding debt investment in The Neat Company ($6.2 million).

The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Gross unrealized appreciation on portfolio investments	$19,478	$13,317
Gross unrealized depreciation on portfolio investments	(48,270)	(24,885)
Reversal of prior period net unrealized appreciation upon a realization event	3,495	—
Reversal of prior period net unrealized depreciation upon a realization event	(5,900)	10,197
Net unrealized depreciation on debt, equity, and warrant investments	(31,197)	(1,371)
Other net unrealized appreciation (depreciation)	(306)	37
Total net unrealized depreciation on investments	$(31,503)	$(1,334)

During the three months ended March 31, 2017, we recorded approximately $31.5 of net unrealized depreciation, of which $31.2 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $31.2 million was attributed to net unrealized depreciation on our debt investments related to $39.8 million of unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of prior period collateral based impairments of $3.2 million on one portfolio company and $3.0 million of unrealized appreciation from our current market yield analysis related to industry performance. Approximately $2.8 million is attributed to net unrealized depreciation on our equity investments, which primarily relates to the reversal of $4.7 million of net unrealized appreciation upon being realized as a gain for our sale of shares of  Box, Inc., offset by $1.2 million and $1.6 million of unrealized appreciation on our public and private equity portfolio, respectively, related to portfolio company and industry performance. This unrealized depreciation is partially offset by $2.8 million of net unrealized appreciation on our warrant investments primarily due to $2.3 million of unrealized appreciation on our public warrant portfolio related to portfolio company and industry performance.

During the three months ended March 31, 2016, we recorded approximately $1.3 million of net unrealized depreciation, of which $1.3 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $6.2 million was attributed to net unrealized depreciation on our equity investments which primarily related to $5.2 million of unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc., and $1.1 million of unrealized depreciation on our private portfolio companies related to declining industry performance. Approximately $1.1 million was attributed to net unrealized depreciation on our public warrant portfolio. This net unrealized depreciation was partially offset by approximately $6.0 million of net unrealized appreciation on our debt investments which primarily related to the reversal of $12.2 million of unrealized depreciation upon pay off or settlement of our debt investments offset by $6.6 million of unrealized depreciation for collateral based impairments on eleven portfolio companies.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(39.8)	$(0.9)	$(0.3)	$(41.0)
Reversals of Prior Period Collateral Based Impairments	3.2	—	—	3.2
Reversals due to Debt Payoffs & Warrant/Equity Sales	2.4	(4.7)	(0.1)	(2.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.2	0.9	2.1
Level 3 Assets	3.0	1.6	2.3	6.9
Total Fair Value Market/Yield Adjustments	3.0	2.8	3.2	9.0
Total Unrealized Appreciation/(Depreciation)	$(31.2)	$(2.8)	$2.8	$(31.2)

	Three Months Ended March 31, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(6.6)	$—	$(0.1)	$(6.7)
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.2	0.1	—	12.3
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	(0.1)	(5.2)	(1.1)	(6.4)
Level 3 Assets	0.5	(1.1)	0.1	(0.5)
Total Fair Value Market/Yield Adjustments	0.4	(6.3)	(1.0)	(6.9)
Total Unrealized Appreciation/(Depreciation)	$6.0	$(6.2)	$(1.1)	$(1.3)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB Accounting Standards Codification, as amended (“ASC”), “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long term capital gains, from our taxable year ended December 31, 2016 to our stockholders in 2017.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2017 and 2016, we had a net decrease in net assets resulting from operations of approximately $5.6 million and a net increase in net assets resulting from operations of approximately $14.3 million, respectively. Both the basic and fully diluted net change in net assets per common share were $(0.07) per share for the three months ended March 31, 2017 and both the basic and fully diluted net change in net assets per common share for the three months ended March 31, 2016 were $0.20 per share.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2016, the dilutive effect of the 2016 Convertible Notes under the treasury stock method was included in this calculation as our share price was greater than the conversion price in effect ($10.94 as of March 31, 2016) for such period. For the three months ended March 31, 2017, as we had a net loss, the effect of the 2022 Convertible Notes, outstanding options and restricted stock units is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, 2024 Notes, 2021 Asset-Backed Notes, Convertible Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-The-Market (“ATM”) and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”). On March 7, 2016 we renewed the Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Equity Distribution Agreement, as amended, provides that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, (the “Securities Act”) including sales made directly on the New York Stock Exchange (“NYSE”) or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2017 we sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $46.9 million, including $495,000 of offering expenses. During the three months ended March 31, 2016 we sold 1.1 million shares of common stock for total accumulated net proceeds of approximately $12.4 million, including $402,000 of offering expenses. We generally use the net proceeds from these offerings to make investments, repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2017, approximately 751,000 shares remained available for issuance and sale under the ATM.

On August 27, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock until August 23, 2016, after which the plan expired. In January 2016, we repurchased 449,588 shares of our common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million.

Our 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016. Throughout the life of the 2016 Convertible Notes, holders of approximately $74.8 million of our 2016 Convertible Notes exercised their conversion rights. These 2016 Convertible Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.6 million shares of our common stock, or $24.3 million.

On May 2, 2016, we closed an underwritten public offering of an additional $72.9 million in aggregate principal amount of our 6.25% unsecured notes due 2024 (the “2024 Notes”). The $72.9 million in aggregate principal amount includes $65.4 million from the initial offering on April 21, 2016 and $7.5 million as a result of underwriters exercising a portion of their option to cover overallotments on April 29, 2016. On June 27, 2016, we closed an underwritten public offering of an additional $60.0 million in aggregate principal amount of the 2024 Notes. On June 30, 2016, the underwriters exercised their option to purchase up to an additional $9.0 million in aggregate principal to cover overallotments, resulting in total aggregate principal of $69.0 million from the offering. The 2024 Notes rank equally in right of payment and form a single series of notes. We intend to invest the net proceeds of these public offerings to fund investments in debt and equity securities in accordance with its investment objective and for other general corporate purposes.

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

During the three months ended March 31, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. During the year ended December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of March 31, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

On January 25, 2017, we issued $230.0 million in aggregate principal amount of 2022 Convertible Notes, which amount includes the additional $30.0 million aggregate principal amount issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The sale generated net proceeds of approximately $225.7 million, including $4.3 million of debt issuance costs. Aggregate issuances costs include the initial purchaser’s discount of approximately $5.2 million, offset by the reimbursement of $1.2 million by the initial purchaser. We intend to use the net proceeds from this offering (i) to repurchase or otherwise redeem all of our 2019 Notes, (ii) to fund investments in debt and equity securities in accordance with our investment objective and (iii) for working capital and other general corporate purposes.

On February 24, 2017, we redeemed the $110.4 million remaining outstanding balance of our 2019 Notes in full.

At March 31, 2017, we had $230.0 million of 2022 Convertible Notes, $258.5 million of 2024 Notes, $101.4 million of 2021 Asset-Backed Notes, and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility.

At March 31, 2017, we had $343.1 million in available liquidity, including $148.1 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2017, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2017, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At March 31, 2017, we had approximately $12.9 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the three months ended March 31, 2017, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three months ended March 31, 2017, our operating activities provided $11.7 million of cash and cash equivalents, compared to $82.4 million used during the three months ended March 31, 2016. This $94.1 million increase in cash provided by operating activities is primarily related to an increase in investment repayments of $64.0 million, an increase in net unrealized depreciation on investments of $30.2 million, and a decrease in investment purchases of approximately $17.3 million.

During the three months ended March 31, 2017, our investing activities used approximately $4.6 million of cash, compared to approximately $5.4 million provided during the three months ended March 31, 2016. This $10.0 million increase in cash used in investing activities was primarily due to an increase of approximately $10.1 million in cash, classified as restricted cash, on assets that are securitized.

During the three months ended March 31, 2017, our financing activities provided $128.0 million of cash, compared to $4.8 million used during the three months ended March 31, 2016. The $132.8 million increase in cash provided by financing activities was primarily due to the net issuance of $225.7 million of the 2022 Convertible Notes, offset by the repayment of $110.4 million of 2019 Notes during the three months ended March 31, 2017.

As of March 31, 2017, net assets totaled $807.9 million, with a NAV per share of $9.76. We intend to continue to operate so as to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2017 our asset coverage ratio under our regulatory requirements as a business development company was 237.0% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 203.6% at March 31, 2017.

Outstanding Borrowings

At March 31, 2017 and December 31, 2016, we had the following available borrowings and outstanding amounts:

	March 31, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,669	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,240	252,873	252,873	245,490
2021 Asset-Backed Notes	101,411	101,411	100,388	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	222,542	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$975,121	$780,121	$761,839	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both March 31, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of March 31, 2017 and December 31, 2016 were as follows:

(in thousands)	March 31, 2017	December 31, 2016
SBA Debentures	$2,531	$2,699
2019 Notes	—	1,546
2024 Notes	7,392	7,482
2021 Asset-Backed Notes	1,023	1,233
2022 Convertible Notes	4,157	—
Wells Facility (1)	444	501
Union Bank Facility (1)	656	768
Total	$16,203	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three months ended March 31, 2017.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At March 31, 2017, we had approximately $75.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $20.0 million of non-binding term sheets outstanding to two new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2017, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	14,000
Aquantia Corp.	11,500
Audentes Therapeutics, Inc.	10,000
Tela Bio, Inc.	10,000
Edge Therapeutics, Inc.	5,000
Wrike, Inc.	5,000
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	365
Total	$75,865

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2017:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$780,121	$—	$123,211	$349,400	$307,510
Operating Lease Obligations (4)	3,045	1,760	1,285	—	—
Total	$783,166	$1,760	$124,496	$349,400	$307,510

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $258.5 million of the 2024 Notes, $230.0 million of the Convertible Notes and $101.4 million of the 2021 Asset-Backed Notes as of March 31, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(4)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $444,000 during the three months ended March 31, 2017. Total rent expense amounted to approximately $436,000 during the same periods ended March 31, 2016.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
			$13.09

*	Distribution paid in cash and stock.

On April 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 22, 2017 to stockholders of record as of May 15, 2017. This distribution represents our forty-seventh consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.09 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2016, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended March 31, 2017, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2017 distributions to stockholders will actually be.

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

At March 31, 2017, approximately 88.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2017 and as of December 31, 2016. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,311,925	$—	$—	$1,311,925
Preferred Stock	41,870	—	—	41,870
Common Stock	20,461	7,367	—	13,094
Warrants	32,011	—	5,530	26,481
Escrow Receivable	2,943	—	—	2,943
Total	$1,409,210	$7,367	$5,530	$1,396,313

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2017
Senior Debt	$1,323,978	$—	$(33,636)	$153,619	$—	$(132,036)	$—	$—	$1,311,925
Preferred Stock	39,418	(513)	3,028	173	(236)	—	—	—	41,870
Common Stock	10,965	—	(1,619)	3,748	—	—	—	—	13,094
Warrants	24,246	157	1,932	702	(556)	—	—	—	26,481
Escrow Receivable	1,382	6	—	2,311	(756)	—	—	—	2,943
Total	$1,399,989	$(350)	$(30,295)	$160,553	$(1,548)	$(132,036)	$—	$—	$1,396,313

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)	We did not have any transfers into or out of Level 3 during the three months ended March 31, 2017.
(4)

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

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures

For three months ended March 31, 2017, approximately $2.3 million in net unrealized appreciation and $1.6 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $31.2 million in net unrealized depreciation and $2.0 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements as of March 31, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$94,214	Originated Within 6 Months	Origination Yield	12.96% - 14.09%	13.37%
	478,630	Market Comparable Companies	Hypothetical Market Yield	8.91% - 15.46%	12.55%
			Premium/(Discount)	(0.25%) - 0.75%
	3,789	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	117,148	Originated Within 6 Months	Origination Yield	7.29% - 18.32%	14.13%
	331,566	Market Comparable Companies	Hypothetical Market Yield	9.24% - 21.49%	12.50%
			Premium/(Discount)	(0.25%) - 0.50%
	6,637	Liquidation (c)	Probability weighting of alternative outcomes	50.00% - 100.00%
Sustainable and Renewable	91,112	Market Comparable Companies	Hypothetical Market Yield	11.63% - 15.50%	13.06%
Technology			Premium/(Discount)	0.00% - 0.50%
	13,491	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Medical Devices	12,362	Originated Within 6 Months	Origination Yield	10.42% - 12.09%	11.09%
	47,457	Market Comparable Companies	Hypothetical Market Yield	9.39% - 16.77%	13.27%
			Premium/(Discount)	0.00% - 0.50%
	12,963	Liquidation (c)	Probability weighting of alternative outcomes	25.00% - 50.00%
Lower Middle Market	22,908	Market Comparable Companies	Hypothetical Market Yield	8.76% - 14.05%	9.47%
			Premium/(Discount)	0.25%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	45,480	Imminent Payoffs (d)
	34,168	Debt Investments Maturing in Less than One Year
	$1,311,925	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (d)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (f)
Equity Investments	$9,528	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 55.5x	14.1x
			Revenue Multiple (b)	0.8x - 10.0x	3.4x
			Discount for Lack of Marketability (c)	11.82% - 24.80%	14.67%
			Average Industry Volatility (d)	39.57% - 66.39%	53.04%
			Risk-Free Interest Rate	1.00% - 1.47%	1.07%
			Estimated Time to Exit (in months)	11 - 35	14
	22,121	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	-11.47% - 38.48%	10.33%
			Average Industry Volatility (d)	29.85%- 115.30%	76.16%
			Risk-Free Interest Rate	0.70% - 1.41%	0.99%
			Estimated Time to Exit (in months)	8 - 32	13
	23,315	Other(g)
Warrant Investments	10,571	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 40.9x	12.9x
			Revenue Multiple (b)	0.4x - 7.0x	2.4x
			Discount for Lack of Marketability (c)	8.30% - 28.77%	16.95%
			Average Industry Volatility (d)	31.25% - 107.68%	56.39%
			Risk-Free Interest Rate	0.84% - 1.68%	1.14%
			Estimated Time to Exit (in months)	5 - 46	18
	10,041	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	-87.17% - 114.99%	9.90%
			Average Industry Volatility (d)	29.85% - 115.30%	68.24%
			Risk-Free Interest Rate	0.68% - 1.84%	1.07%
			Estimated Time to Exit (in months)	11 - 48	20
	5,869	Other(g)
Total Level Three Warrant and Equity Investments	$81,445

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit.  Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(f)	Weighted averages are calculated based on the fair market value of each investment.
(g)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 38.7x	12.3x
			Revenue Multiple (b)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (c)	13.75% - 25.97%	16.73%
			Average Industry Volatility (d)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other (f)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 51.4x	13.8x
			Revenue Multiple (b)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (c)	11.74% - 27.25%	19.02%
			Average Industry Volatility (d)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other (f)
Total Level Three Warrant and Equity Investments	$74,629

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2017 there were no material past due escrow receivables.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three months ended March 31, 2017. See “— Results of Operations” for a comparison of investment income for the three months ended March 31, 2017 and 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on our financial statements. We have adopted this standard for the three months ended March 31, 2017.

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

Subsequent Events

Distribution Declaration

On April 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 22, 2017 to stockholders of record as of May 15, 2017. This distribution represents our forty-seventh consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.09 per share.

Special Meeting of Stockholders to Approve an Investment Advisory Agreement

On April 3, 2017 and April 27, 2017, the Board of Directors, including each director who is considered independent under the rules promulgated by the NYSE and is not an “interested person,” as that term is defined by the 1940 Act, present at the meetings, approved a proposed investment advisory agreement (the “Advisory Agreement”) between us and Hamilton Advisers LLC (Mr. Henriquez recused himself from voting on the matter).  The Advisory Agreement, subject to the approval by our stockholders, provides for our transition from an internally managed to an externally managed structure.  A preliminary proxy statement seeking approval of the Advisory Agreement was filed with the SEC on May 3, 2017, and a special meeting of stockholders is scheduled to be held on June 29, 2017.

Wells Facility

On April 3, 2017, we entered into a further amendment to the Wells Facility that amends certain of the cash management provisions, modifies the timeframe for delivering the monthly financial reporting and adds certain cross-default provisions with respect to Hercules Funding III LLC (our special purpose wholly-owned subsidiary).

Portfolio Company Developments

As of May 1, 2017, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to March 31, 2017 the following portfolio companies announced or completed liquidity events:

1.

In March 2017, our portfolio company Soasta, Inc., announced that it had entered into an agreement with Akamai Technologies, Inc. to be acquired in an all-cash transaction.  Akamai Technologies announced on April 7, 2017, that it had completed the acquisition.

2.	In March 2017, our portfolio company Sungevity, Inc. announced that it had commenced voluntary Chapter 11 proceedings in the U.S. Bankruptcy Court for the District of Delaware.

In connection with the restructuring process, and under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including the Company.  On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement.  On April 26, 2017, Solar Spectrum, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale.  Under the terms of the transaction, Solar Spectrum has acquired Sungevity’s infrastructure, technology, installer network, supplier warrants and certain agreements.

As a result of the bankruptcy court-approved sale, the cost basis of our outstanding debt position in Sungevity, Inc. was converted into an equity position in Solar Spectrum.

3.

In January 2017, our portfolio company Mast Therapeutics, Inc. announced that it had entered into a definitive merger agreement, under which the stockholders of Savara, Inc., a privately-held specialty pharmaceutical company, would become the majority owners of Mast Therapeutics, Inc. On April 27, 2017, Savara, Inc. announced the closing of the merger.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2017, approximately 92.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
(100)	$(4,689)	$—	$(4,689)
100	$11,275	$2	$11,273
200	$24,214	$3	$24,211
300	$37,597	$5	$37,592
400	$50,979	$7	$50,972
500	$64,362	$8	$64,354

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2017 we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, 2024 Notes, Convertible Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, 2024 Notes, Convertible Notes, and 2021 Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 23, 2017.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2017 that represent greater than 5% of our net assets:

	March 31, 2017
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$107,530	13.3%
Insmed, Incorporated	56,172	7.0%
Axovant Sciences Ltd.	55,009	6.8%
Proterra, Inc.	41,915	5.2%
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	41,540	5.1%

Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.

Insmed, Incorporated is a biopharmaceutical company that focuses on the development of inhaled pharmaceuticals for the site-specific treatment of serious lung diseases.

Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.

Proterra, Inc. designs and manufactures zero-emission vehicles that enable bus fleet operators to eliminate the dependency on fossil fuels and significantly reduce operating costs.

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

Dividend Reinvestment Plan

During the three months ended March 31, 2017, we issued 26,133 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $388,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

We have not yet announced the date for our 2017 annual meeting of stockholders (the "2017 Annual Meeting"). Because we expect that the 2017 Annual Meeting date will represent a change of more than thirty days from the anniversary of our 2016 annual meeting of stockholders held on July 7, 2016, the deadline for the receipt of stockholder proposals for the 2017 Annual Meeting will change. When we set the date for our 2017 Annual Meeting, we will publicly announce such data and deadlines for the receipt of stockholder proposals.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank, National Association, as Trustee (1)
4.2	Form of 4.375% Convertible Note Due 2022 (included as part of Exhibit 4.1) (1)
10.1	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan (2)
10.2	Form of Restricted Stock Unit Award Agreement (2)
10.3	Form of Performance Restricted Stock Unit Award Agreement (2)
10.4

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2017, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time. (3)

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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the Three Months Ended March 31, 2017

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	March 31,
		Credited to	2016	Gross	Gross	Appreciation/	2017
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Senior Debt	$69	$1,304	$74	$—	$—	$1,378
	Common Stock	—	3,396	—	—	(1,941)	1,455
Total Majority Owned Control Investments		$69	$4,700	$74	$—	$(1,941)	$2,833
Other Control Investments
SkyCross, Inc.	Senior Debt	$—	$—	$—	$—	$2,103	$2,103
Tectura Corporation(5)	Senior Debt	445	—	20,079	(240)	—	19,839
	Preferred Warrants	—	—	51	(102)	51	—
Total Other Control Investments		$445	$—	$20,130	$(342)	$2,154	$21,942
Total Control Investments		$514	$4,700	$20,204	$(342)	$213	$24,775

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Stock	$—	$4,529	$173	$—	$439	$5,141
	Preferred Warrants	—	170	—	—	—	170
Stion Corporation	Senior Debt	2	333	—	(333)	—	—
Total Affiliate Investments		$2	$5,032	$173	$(333)	$439	$5,311
Total Control and Affiliate Investments		$516	$9,732	$20,377	$(675)	$652	$30,086

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of March 31, 2017
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(5)	As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: May 4, 2017	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 4, 2017	/S/ MARK R. HARRIS
Mark R. Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.