Form 10-Q
period 2017-06-30
Hercules Capital, Inc.
filed 2017-08-03
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

On July 31, 2017, there were 82,795,519 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,385,401 and $1,475,918 respectively)	$1,357,914	$1,414,210
Control investments (cost of $102,888 and $22,598, respectively)	31,564	4,700
Affiliate investments (cost of $12,850 and $13,010, respectively)	5,991	5,032
Total investments, at value (cost of $1,501,139 and $1,511,526 respectively)	1,395,469	1,423,942
Cash and cash equivalents	160,412	13,044
Restricted cash	17,226	8,322
Interest receivable	10,204	11,614
Other assets	5,398	7,282
Total assets	$1,588,709	$1,464,204

Liabilities
Accounts payable and accrued liabilities	$22,193	$21,463
Credit Facilities	—	5,016
2021 Asset-Backed Notes, net (principal of $87,678 and $109,205, respectively) (1)	86,865	107,972
Convertible Notes, net (principal of $230,000 and $0, respectively) (1)	222,898	—
2019 Notes, net (principal of $0 and $110,364, respectively) (1)	—	108,818
2024 Notes, net (principal of $258,510 and $252,873, respectively) (1)	251,478	245,490
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,824	187,501
Total liabilities	$771,258	$676,260

Net assets consist of:
Common stock, par value	83	80
Capital in excess of par value	892,930	839,657
Unrealized depreciation on investments (2)	(106,941)	(89,025)
Accumulated undistributed realized gains on investments	35,128	37,603
Distributions in excess of net investment income	(3,749)	(371)
Total net assets	$817,451	$787,944
Total liabilities and net assets	$1,588,709	$1,464,204

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	82,819	79,555
Net asset value per share	$9.87	$9.90

(1)

The Company’s 2021 Asset-Backed Notes, Convertible Notes, 2019 Notes, 2024 Notes and SBA Debentures, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $1.3 million and $1.4 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and warrant participation agreement liabilities as of June 30, 2017 and December 31, 2016, respectively.

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

(Dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Restricted Cash	$17,226	$8,322
Total investments, at value (cost of $190,276 and $244,695, respectively)	190,168	242,349
Total assets	$207,394	$250,671

Liabilities
2021 Asset-Backed Notes, net (principal of $87,678 and $109,205, respectively) (1)	$86,865	$107,972
Total liabilities	$86,865	$107,972

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income:
Interest and PIK interest income
Interest income:
Non-control/Non-affiliate investments	$37,715	$37,736	$78,027	$72,436
Control investments	340	—	672	—
Affiliate investments	—	50	2	115
Total interest income	38,055	37,786	78,701	72,551
PIK interest income:
Non-control/Non-affiliate investments	2,264	1,835	4,297	3,544
Control investments	187	—	369	—
Total PIK interest income	2,451	1,835	4,666	3,544
Total interest and PIK interest income	40,506	39,621	83,367	76,095
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	2,440	3,126	5,374	5,426
Control investments	5	—	10	—
Total commitment, facility and loan fee income	2,445	3,126	5,384	5,426
One-time fee income:
Non-control/Non-affiliate investments	5,501	791	6,066	956
Total one-time fee income	5,501	791	6,066	956
Total fee income	7,946	3,917	11,450	6,382
Total investment income	48,452	43,538	94,817	82,477
Operating expenses:
Interest	9,254	7,572	18,861	14,589
Loan fees	1,348	1,278	4,186	2,267
General and administrative	4,750	4,401	8,814	7,980
Employee compensation:
Compensation and benefits	5,916	5,331	11,262	10,016
Stock-based compensation	1,909	1,602	3,742	4,174
Total employee compensation	7,825	6,933	15,004	14,190
Total operating expenses	23,177	20,184	46,865	39,026
Net investment income	25,275	23,354	47,952	43,451
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(5,319)	25	(2,030)	(4,443)
Control investments	(394)	—	(445)	—
Total net realized gain (loss) on investments	(5,713)	25	(2,475)	(4,443)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	66,255	(8,159)	34,100	(9,618)
Control investments	(53,349)	(3,421)	(53,135)	(3,421)
Affiliate investments	681	(2,324)	1,119	(2,199)
Total net unrealized appreciation (depreciation) on investments	13,587	(13,904)	(17,916)	(15,238)
Total net realized and unrealized gain (loss)	7,874	(13,879)	(20,391)	(19,681)
Net increase in net assets resulting from operations	$33,149	$9,475	$27,561	$23,770

Net investment income before investment gains and losses per common share:
Basic	$0.31	$0.32	$0.58	$0.59
Change in net assets resulting from operations per common share:
Basic	$0.40	$0.13	$0.33	$0.32
Diluted	$0.40	$0.13	$0.33	$0.32
Weighted average shares outstanding
Basic	82,292	72,746	81,858	71,959
Diluted	82,395	72,762	81,953	71,965
Distributions declared per common share:
Basic	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
					Accumulated	Income/
				Unrealized	Undistributed	(Distributions
			Capital in	Appreciation	Realized	in Excess of
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Assets
Balance at December 31, 2015	72,118	$73	$751,902	$(52,808)	$27,993	$(10,026)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(15,238)	(4,443)	43,451	23,770
Public offering, net of offering expenses	2,201	2	23,668	—	—	—	23,670
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	11	—	118	—	—	—	118
Issuance of common stock under restricted stock plan	547	1	(1)	—	—	—	—
Retired shares for restricted stock vesting	(192)	—	(2,122)	—	—	—	(2,122)
Distributions reinvested in common stock	85	—	997	—	—	—	997
Distributions	—	—	—	—	—	(45,206)	(45,206)
Stock-based compensation (1)	—	—	4,224	—	—	—	4,224
Balance at June 30, 2016	74,320	$75	$773,997	$(68,046)	$23,550	$(11,781)	$717,795

Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$37,603	$(371)	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,916)	(2,475)	47,952	27,561
Public offering, net of offering expenses	3,309	3	46,908	—	—	—	46,911
Issuance of common stock due to stock option exercises	27	—	211	—	—	—	211
Retired shares from net issuance	(18)	—	(170)	—	—	—	(170)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—
Retired shares for restricted stock vesting	(145)	—	(1,988)	—	—	—	(1,988)
Distributions reinvested in common stock	81	—	1,122	—	—	—	1,122
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	—	(51,330)	(51,330)
Stock-based compensation (1)	—	—	3,777	—	—	—	3,777
Balance at June 30, 2017	82,819	$83	$892,930	$(106,941)	$35,128	$(3,749)	$817,451

(1)	Stock-based compensation includes $35 and $50 of restricted stock and option expense related to director compensation for the six months ended June 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,561	$23,770
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(340,632)	(330,750)
Principal and fee payments received on investments	349,519	221,331
Proceeds from the sale of investments	18,450	6,041
Net unrealized depreciation on investments	17,916	15,238
Net realized loss (gain) on investments	2,475	4,443
Accretion of paid-in-kind principal	(4,656)	(3,243)
Accretion of loan discounts	(3,776)	(3,776)
Accretion of loan discount on Convertible Notes	280	82
Accretion of loan exit fees	(10,653)	(10,968)
Change in deferred loan origination revenue	19	(44)
Unearned fees related to unfunded commitments	769	(113)
Amortization of debt fees and issuance costs	3,557	1,839
Depreciation	105	104
Stock-based compensation and amortization of restricted stock grants (1)	3,777	4,224
Change in operating assets and liabilities:
Interest and fees receivable	1,410	(214)
Prepaid expenses and other assets	589	(9,041)
Accounts payable	—	56
Accrued liabilities	898	(879)
Net cash provided by (used in) operating activities	67,608	(81,900)

Cash flows from investing activities:
Purchases of capital equipment	(89)	(146)
Reduction of (increase in) restricted cash	(8,904)	5,586
Net cash (used in) provided by investing activities	(8,993)	5,440

Cash flows from financing activities:
Issuance of common stock, net	46,911	23,670
Repurchase of common stock, net	—	(4,790)
Retirement of employee shares	(1,947)	(2,004)
Distributions paid	(50,208)	(44,209)
Issuance of Convertible Notes	230,000	—
Issuance of 2024 Notes Payable	5,637	141,945
Repayments of 2019 Notes Payable	(110,364)	—
Repayments of 2021 Asset-Backed Notes	(21,527)	—
Borrowings of credit facilities	8,497	170,985
Repayments of credit facilities	(13,513)	(220,985)
Cash paid for debt issuance costs	(4,480)	(4,722)
Cash paid for redemption of convertible notes	—	(17,604)
Fees paid for credit facilities and debentures	(253)	(1,307)
Net cash provided by financing activities	88,753	40,979
Net increase (decrease) in cash and cash equivalents	147,368	(35,481)
Cash and cash equivalents at beginning of period	13,044	95,196
Cash and cash equivalents at end of period	$160,412	$59,715

Supplemental non-cash investing and financing activities:
Distributions reinvested	1,122	997

(1)	Stock-based compensation includes $35 and $50 of restricted stock and option expense related to director compensation for the six months ended June 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (11)(14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$6,046	$6,124
Subtotal: 1-5 Years Maturity						6,046	6,124
Subtotal: Biotechnology Tools (0.75%)*						6,046	6,124
Communications & Networking
Under 1 Year Maturity
Achilles Technology Management Co II, Inc. (6)(13)(14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$819	928	928
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2018	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,464	8,228	—
SkyCross, Inc. (6)(7)(13)(14B)(15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$14,916	15,058	—
Subtotal: Under 1 Year Maturity						24,214	928
1-5 Years Maturity
Spring Mobile Solutions, Inc. (12)(14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$2,739	2,826	2,827
Subtotal: 1-5 Years Maturity						2,826	2,827
Subtotal: Communications & Networking (0.46%)*						27,040	3,755
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (14A)(15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,988	20,146
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Total Antenna79 (p.k.a. Pong Research Corporation)					$21,000	20,988	21,146
Second Time Around (Simplify Holdings, LLC) (7)(14A)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$1,886	1,920	—
Subtotal: 1-5 Years Maturity						22,908	21,146
Subtotal: Consumer & Business Products (2.59%)*						22,908	21,146
Drug Delivery
Under 1 Year Maturity
BioQ Pharma Incorporated (10)(14A)(14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$6,356	6,850	6,850
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$1,898	1,979	1,979
Total BioQ Pharma Incorporated					$8,254	8,829	8,829
Subtotal: Under 1 Year Maturity						8,829	8,829
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(14C)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$20,466	21,340	21,425
Agile Therapeutics, Inc. (10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$14,004	14,234	14,150
Antares Pharma Inc. (9)(14A)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.50%	$25,000	24,862	24,862
Aprecia Pharmaceuticals Company (11)(14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$15,000	15,221	15,215
Edge Therapeutics, Inc. (11)(14A)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$20,000	20,131	20,226
Pulmatrix Inc. (8)(10)(14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$4,639	4,772	4,807
ZP Opco, Inc (p.k.a. Zosano Pharma) (10)(14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$9,277	9,495	9,465
Subtotal: 1-5 Years Maturity						110,055	110,150
Subtotal: Drug Delivery (14.55%)*						118,884	118,979

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Cerecor, Inc. (11)(14A)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$607	$792	$792
Epirus Biopharmaceuticals, Inc. (7)(14A)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$3,066	3,349	—
Subtotal: Under 1 Year Maturity						4,141	792
1-5 Years Maturity
Auris Medical Holding, AG (4)(9)(14B)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%	$12,500	12,547	12,586
Aveo Pharmaceuticals, Inc. (9)(12)(14A)(14B)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$10,000	10,339	10,377
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%	$10,000	9,842	9,858
Total Aveo Pharmaceuticals, Inc.					$20,000	20,181	20,235
Axovant Sciences Ltd. (4)(9)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,333	53,333
Bellicum Pharmaceuticals, Inc. (14A)(14B)(15)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$15,000	15,421	15,640
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$5,000	5,022	5,114
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%	$10,000	10,030	10,163
Total Bellicum Pharmaceuticals, Inc.					$30,000	30,473	30,917
Brickell Biotech, Inc. (11)(14B)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%	$7,262	7,426	7,458
Concert Pharmaceuticals, Inc. (14A)(15)	Drug Discovery & Development	Senior Secured	June 2021	Interest rate PRIME + 4.05% or Floor rate of 8.55%	$30,000	29,540	29,540
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(14A)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$15,639	15,469	15,589
CytRx Corporation (10)(14B)(15)	Drug Discovery & Development	Senior Secured	February 2020	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$22,573	23,068	23,265
Genocea Biosciences, Inc. (10)(14A)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$17,000	17,475	17,532
Immune Pharmaceuticals (10)(14B)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 4.75% or Floor rate of 10.00%	$2,398	2,551	2,551
Insmed, Incorporated (10)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$55,000	55,065	55,082
Metuchen Pharmaceuticals LLC (13)(14A)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%	$35,322	35,030	35,221
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (14A)(15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$40,000	39,721	39,744
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%	$10,000	9,934	9,937
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$50,000	49,655	49,681
PhaseRx,Inc. (14B)(15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$6,000	6,034	6,047
Sorrento Therapeutics, Inc. (9)(14A)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$30,000	28,879	28,736
Stealth Bio Therapeutics Corp. (4)(9)(14A)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$12,500	12,260	12,260
uniQure B.V. (4)(9)(10)(14B)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$20,000	20,359	20,342
Verastem, Inc. (14A)(17)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%	$2,500	2,465	2,465
Subtotal: 1-5 Years Maturity						421,810	422,840
Subtotal: Drug Discovery & Development (51.82%)*						425,951	423,632

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (14A)(15)(17)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%	$7,500	$7,470	$7,470
Subtotal: 1-5 Years Maturity						7,470	7,470
Subtotal: Electronics & Computer Hardware (0.91%)*						7,470	7,470
Healthcare Services, Other
1-5 Years Maturity
PH Group Holdings	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,841	19,955
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,899	9,899
Total PH Group Holdings					$30,000	29,740	29,854
Subtotal: 1-5 Years Maturity						29,740	29,854
Subtotal: Healthcare Services, Other (3.65%)*						29,740	29,854
Information Services
1-5 Years Maturity
MDX Medical, Inc. (13)(15)(17)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$7,502	7,264	7,264
Subtotal: 1-5 Years Maturity						7,264	7,264
Subtotal: Information Services (0.89%)*						7,264	7,264
Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc. (10)(13)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,082	2,071	2,068
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$18,646	18,539	18,533
Total Aria Systems, Inc.					$20,728	20,610	20,601
Intent Media, Inc. (13)(14A)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%	$5,025	4,929	4,957
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.35%	$2,000	1,938	1,940
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.50%	$2,000	1,938	1,940
Total Intent Media, Inc.					$9,025	8,805	8,837
LogicSource (14B)(15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%	$8,001	8,147	8,241
Snagajob.com, Inc. (12)(13)(14A)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%	$35,642	35,125	35,788
Tectura Corporation (6)(7)(8)(13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$19,991	19,991	19,991
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	—
Total Tectura Corporation					$31,006	20,231	19,991
Subtotal: 1-5 Years Maturity						92,918	93,458
Subtotal: Internet Consumer & Business Services (11.43%)*						92,918	93,458

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
Under 1 Year Maturity
Machine Zone, Inc. (13)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$105,369	$104,512	$104,512
Subtotal: Under 1 Year Maturity						104,512	104,512
1-5 Years Maturity
FanDuel, Inc. (14B)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$20,000	19,871	19,851
WP Technology, Inc. (Wattpad, Inc.) (4)(9)(11)(14B)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	5,080	5,177
	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$5,000	4,997	5,077
Total WP Technology, Inc. (Wattpad, Inc.)					$10,000	10,077	10,254
Subtotal: 1-5 Years Maturity						29,948	30,105
Subtotal: Media/Content/Info (16.47%)*						134,460	134,617
Medical Devices & Equipment
Under 1 Year Maturity
Amedica Corporation (8)(14B)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$4,098	5,678	5,678
Gamma Medica, Inc. (7)(10)(14B)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$161	366	—
Subtotal: Under 1 Year Maturity						6,044	5,678
1-5 Years Maturity
Aspire Bariatrics, Inc. (14B)(15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%	$3,943	4,173	4,126
IntegenX, Inc. (14B)(15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$15,000	15,370	15,362
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%	$2,500	2,528	2,528
Total IntegenX, Inc.					$17,500	17,898	17,890
Micell Technologies, Inc. (11)(14B)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$6,909	7,006	7,070
Quanta Fluid Solutions (4)(9)(10)(14B)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%	$11,625	11,811	11,847
Quanterix Corporation (10)(14A)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$9,043	9,427	9,424
Sebacia (14B)(15)	Medical Devices & Equipment	Senior Secured	July 2020	Interest rate PRIME + 4.35% or Floor rate of 8.85%	$8,000	7,805	7,805
Tela Bio, Inc. (14A)(15)	Medical Devices & Equipment	Senior Secured	September 2020	Interest rate PRIME + 4.95% or Floor rate of 9.45%	$5,000	4,945	4,945
Subtotal: 1-5 Years Maturity						63,065	63,107
Subtotal: Medical Devices & Equipment (8.41%)*						69,109	68,785
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation (15)	Semiconductors	Senior Secured	November 2017	Interest rate PRIME + 7.00% or Floor rate of 10.50%	$4,025	4,025	4,025
Aquantia Corp. (17)	Semiconductors	Senior Secured	February 2018	Interest rate PRIME + 3.95% or Floor rate of 7.20%	$5,000	5,000	5,000
Subtotal: Under 1 Year Maturity						9,025	9,025
1-5 Years Maturity
Achronix Semiconductor Corporation (14B)(15)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$2,356	2,623	2,607
Subtotal: 1-5 Years Maturity						2,623	2,607
Subtotal: Semiconductors (1.42%)*						11,648	11,632

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Clickfox, Inc. (12)(14C)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%	$9,672	$10,437	$10,437
Cloud Technology Partners, Inc.	Software	Senior Secured	June 2018	Interest rate PRIME + 3.05% or Floor rate of 7.05%	$3,400	3,400	3,400
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (7)(13)(14A)(14C)(15)(18)	Software	Senior Secured	March 2018	Interest rate FIXED 5.75%, PIK Interest 10.75%	$13,000	12,747	3,220
	Software	Senior Secured	February 2017	Interest rate FIXED 5.75%, PIK Interest 10.75%	$1,566	1,698	429
Total JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)					$14,566	14,445	3,649
RedSeal Inc. (14A)(15)(17)	Software	Senior Secured	August 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$1,205	1,205	1,205
	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$3,431	3,581	3,581
Total RedSeal Inc.					$4,636	4,786	4,786
Subtotal: Under 1 Year Maturity						33,068	22,272
1-5 Years Maturity
Clarabridge, Inc. (13)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$40,224	40,196	40,196
Cloud Technology Partners, Inc. (14A)	Software	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.75%	$10,000	9,982	9,914
Evernote Corporation (13)(15)(17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,967	6,134
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,000	3,972	3,972
Total Evernote Corporation					$10,000	9,939	10,106
Fuze, Inc. (13)(14A)(15)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%	$50,000	49,901	49,901
Impact Radius Holdings, Inc. (13)(14A)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%	$5,000	4,990	4,990
Lithium Technologies, Inc. (13)(14A)(15)(19)	Software	Senior Secured	June 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 1.80%	$25,247	25,351	25,351
OneLogin, Inc. (13)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$15,623	15,526	15,838
Quid, Inc. (13)(14A)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%	$8,208	8,278	8,399
RedSeal Inc. (14A)(15)(17)	Software	Senior Secured	January 2020	Interest rate PRIME + 7.75% or Floor rate of 11.25%	$5,000	4,952	4,952
Signpost, Inc. (13)(14A)(15)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%	$15,373	15,306	15,447
Vela Trading Technologies (17)	Software	Senior Secured	July 2022	Interest rate LIBOR + 9.50% or Floor rate of 10.50%	$15,200	14,782	14,782
Wrike, Inc. (13)(14A)(17)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%	$10,062	9,790	9,790
Subtotal: 1-5 Years Maturity						208,993	209,666
Subtotal: Software (28.37%)*						242,061	231,938

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc. (10)(13)(14A)	Specialty Pharmaceuticals	Senior Secured	November 2020	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.00%	$35,218	$35,049	$35,398
Jaguar Animal Health, Inc. (10)(14B)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%	$2,520	2,876	2,821
Subtotal: 1-5 Years Maturity						37,925	38,219
Subtotal: Specialty Pharmaceuticals (4.68%)*						37,925	38,219
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (12)(14B)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%	$8,500	8,621	8,632
Subtotal: 1-5 Years Maturity						8,621	8,632
Subtotal: Surgical Devices (1.06%)*						8,621	8,632
Sustainable and Renewable Technology
1-5 Years Maturity
FuelCell Energy, Inc. (11)(14B)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%	$20,000	20,925	21,034
Proterra, Inc. (10)(14A)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$5,000	5,109	5,137
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%	$25,000	25,872	25,814
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$10,000	10,089	10,115
Total Proterra, Inc.					$40,000	41,070	41,066
Rive Technology, Inc. (14A)(15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$6,061	6,234	6,283
Tendril Networks (11)(14B)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 9.25%	$13,156	13,765	13,735
Subtotal: 1-5 Years Maturity						81,994	82,118
Subtotal: Sustainable and Renewable Technology (10.05%)*						81,994	82,118
Total: Debt Investments (157.52%)*						1,324,039	1,287,623

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—

Communications & Networking
Achilles Technology Management Co II, Inc. (6)(15)	Communications & Networking	Equity	Common Stock	100	4,000	1,188
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	101	32
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,585
Subtotal: Communications & Networking (0.71%)*					5,101	5,805

Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Common Stock	480,261	—	433
	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	280
Total Market Force Information, Inc.				668,231	500	713
Subtotal: Consumer & Business Products (0.09%)*					500	713

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	655
Subtotal: Diagnostic (0.08%)*					750	655

Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)	Drug Delivery	Equity	Common Stock	54,240	108	117
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	599
Edge Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	53,165	329	545
Merrion Pharmaceuticals, Plc (4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	913
Revance Therapeutics, Inc. (3)	Drug Delivery	Equity	Common Stock	22,765	557	601
Subtotal: Drug Delivery (0.34%)*					3,003	2,775

Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(15)	Drug Discovery & Development	Equity	Common Stock	426,931	1,060	950
Cerecor, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	68
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	60
Dicerna Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	453
Dynavax Technologies (3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	193
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,166
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	7
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,214
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	2,598
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,840
Subtotal: Drug Discovery & Development (1.05%)*					14,853	8,549

Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	35
Subtotal: Electronics & Computer Hardware (0.00%)*					34	35

Information Services
DocuSign, Inc.	Information Services	Equity	Common Stock	385,000	6,081	7,201
Subtotal: Information Services (0.88%)*					6,081	7,201

Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	170
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	245
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	241
Total Lightspeed POS, Inc.				428,707	500	486
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,917
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	728
Total OfferUp, Inc.				394,790	2,295	2,645
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	430
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	254
Total Oportun (p.k.a. Progress Financial)				306,153	500	684
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	46
Tectura Corporation (6)	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.49%)*					3,578	4,031

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	$4,085	$4,452
Subtotal: Media/Content/Info (0.54%)*					4,085	4,452

Medical Devices & Equipment
AtriCure, Inc. (3)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	168
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	888
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	954
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	905
Total Gelesis, Inc.				581,038	925	2,747
HercGamma, Inc. (6)	Medical Devices & Equipment	Equity	Common Stock	100	1,169	1,169
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	236
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	185
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	486
Total Medrobotics Corporation				374,703	905	907
Optiscan Biomedical, Corp. (5)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	383
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	110
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,826
	Medical Devices & Equipment	Equity	Preferred Series E	15,638,888	1,308	1,492
Total Optiscan Biomedical, Corp.				78,855,687	10,220	5,811
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	566
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,111
Subtotal: Medical Devices & Equipment (1.53%)*					16,512	12,479

Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	96
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,584
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,937
	Software	Equity	Preferred Series E	80,587	131	493
Total ForeScout Technologies, Inc.				399,686	529	2,430
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (4)(9)	Software	Equity	Preferred Series E	669,173	963	1,343
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,774
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,749
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	175
Subtotal: Software (1.85%)*					12,432	15,151

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	41
	Surgical Devices	Equity	Preferred Series C	656,538	282	57
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	772
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	507
Total Gynesonics, Inc.				5,653,360	1,673	1,377
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	507
	Surgical Devices	Equity	Preferred Series C	119,999	300	388
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,243
	Surgical Devices	Equity	Preferred Series F	100,200	500	600
Total Transmedics, Inc.				569,160	2,550	2,738
Subtotal: Surgical Devices (0.50%)*					4,223	4,115

Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Glori Energy, Inc. (3)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	551
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	516
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	333	61,502	8,288
Subtotal: Sustainable and Renewable Technology (1.14%)*					63,428	9,355
Total: Equity Investments (9.21%)*					135,080	75,316

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Exicure, Inc.	Biotechnology Tools	Warrant	Preferred Series C	104,348	$107	$202
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	397
Subtotal: Biotechnology Tools (0.07%)*					430	599

Communications & Networking
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	27
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	345
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.05%)*					574	372

Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	288
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.04%)*					823	288

Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(15)	Drug Delivery	Warrant	Common Stock	176,730	785	36
Agile Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	180,274	730	136
Aprecia Pharmaceuticals Company	Drug Delivery	Warrant	Preferred Series A-1	735,981	366	31
BIND Therapeutics, Inc. (15)	Drug Delivery	Warrant	Common Stock	152,586	488	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	379
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	78,595	390	266
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	306
Neos Therapeutics, Inc. (3)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	25
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	14
ZP Opco, Inc (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	266	5
Subtotal: Drug Delivery (0.15%)*					4,523	1,198

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$15
Anthera Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	5,022	984	—
Audentes Therapeutics, Inc (3)(9)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	62	82
Auris Medical Holding, AG (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	21
Aveo Pharmaceuticals, Inc. (3)(9)	Drug Discovery & Development	Warrant	Common Stock	2,069,880	396	2,089
Axovant Sciences Ltd. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	274,086	1,269	3,237
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	124
Cerecor, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	—
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	171,901	369	17
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	1
Concert Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	369
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	4
CytRx Corporation (3)(15)	Drug Discovery & Development	Warrant	Common Stock	634,146	416	150
Dicerna Pharmaceuticals, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	54
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	86
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	564
Nanotherapeutics, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	245
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	11
Neuralstem, Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	2
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(15)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	477
PhaseRx,Inc. (3)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	4
Savara Inc. (p.k.a. Mast Therapeutics, Inc.)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	50
Sorrento Therapeutics, Inc.	Drug Discovery & Development	Warrant	Common Stock	306,748	890	180
Stealth Bio Therapeutics Corp.	Drug Discovery & Development	Warrant	Preferred Series A	487,500	116	116
uniQure B.V.	Drug Discovery & Development	Warrant	Common Stock	37,174	218	10
XOMA Corporation	Drug Discovery & Development	Warrant	Common Stock	9,063	279	10
Subtotal: Drug Discovery & Development (0.97%)*					10,226	7,918

Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	114
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	114

Healthcare Services, Other
Chromadex Corporation (3)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	155
Subtotal: Healthcare Services, Other (0.02%)*					157	155

Information Services
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C	648,400	98	15
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	27
Total InXpo, Inc.				1,813,583	172	42
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,250,000	246	215
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.03%)*					598	257

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	239,692	$73	$—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	61
CashStar, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	30
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	112
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	148
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,850
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	25
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	32
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	175
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,575,000	640	782
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	1
Subtotal: Internet Consumer & Business Services (0.39%)*					3,759	3,216

Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Preferred Series E-1	4,648	730	851
Machine Zone, Inc. (16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	4,484
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	17
WP Technology, Inc. (Wattpad, Inc.) (4)(9)	Media/Content/Info	Warrant	Common Stock	255,818	4	8
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	21
Subtotal: Media/Content/Info (0.66%)*					3,425	5,381

Medical Devices & Equipment
Amedica Corporation (3)(15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	459	5
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	303
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	316
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	215
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	39,364	242	1
IntegenX, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	33
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	360
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	277
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	123
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	73
Optiscan Biomedical, Corp. (5)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	180
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	410
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	82
	Medical Devices & Equipment	Warrant	Preferred Series D	38,828	25	16
Total Quanterix Corporation				212,256	205	98
Sebacia (15)	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	133
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (3)	Medical Devices & Equipment	Warrant	Common Stock	13,864	402	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	129,310	20	12
ViewRay, Inc. (3)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	130
Subtotal: Medical Devices & Equipment (0.33%)*					6,157	2,669

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$15
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	307
Total Achronix Semiconductor Corporation				1,110,000	259	322
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	168
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	114
Subtotal: Semiconductors (0.07%)*					309	604

Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	79
	Software	Warrant	Preferred Series F	31,673	343	60
Total Actifio, Inc.				105,257	592	139
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	634
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	152
	Software	Warrant	Preferred Series C	592,019	730	183
	Software	Warrant	Preferred Series C-A	2,218,214	230	3,673
Total Clickfox, Inc.				3,848,796	1,290	4,008
Cloud Technology Partners, Inc.	Software	Warrant	Preferred Series C	113,960	34	4
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	131
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	89
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (15)	Software	Warrant	Preferred Series E	614,333	16	—
Mattersight Corporation (3)	Software	Warrant	Common Stock	357,143	538	173
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	306
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	130
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	18
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	125
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	348
Poplicus, Inc. (15)	Software	Warrant	Preferred Series C	2,595,230	—	5
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	5
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	81
Signpost, Inc. (15)	Software	Warrant	Preferred Series C	324,005	314	130
Sonian, Inc. (15)	Software	Warrant	Preferred Series C	185,949	106	109
Wrike, Inc.	Software	Warrant	Common Stock	139,751	462	691
Subtotal: Software (0.87%)*					4,729	7,126

Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	584
Subtotal: Specialty Pharmaceuticals (0.07%)*					861	584

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	14
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	278
Total Gynesonics, Inc.				1,756,445	395	292
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	12
	Surgical Devices	Warrant	Preferred Series D	175,000	100	543
	Surgical Devices	Warrant	Preferred Series F	50,544	38	66
Total Transmedics, Inc.				265,980	363	621
Subtotal: Surgical Devices (0.11%)*					758	913

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$110
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series 1B	13,667	82	—
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	29
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,666	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	51
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	4
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	292
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	548
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	4
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	98
Subtotal: Sustainable and Renewable Technology (0.14%)*					4,579	1,136
Total: Warrant Investments (3.98%)*					42,020	32,530
Total Investments (170.71%)*					$1,501,139	$1,395,469

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $22.2 million, $135.8 million and $113.6 million respectively. The tax cost of investments is $1.5 billion.

(3)

Except for warrants in 39 publicly traded companies and common stock in 17 publicly traded companies, all investments are restricted at June 30, 2017 and were valued at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(7)

Debt is on non-accrual status at June 30, 2017, and is therefore considered non-income producing. Note that at June 30, 2017, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at June 30, 2017.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at June 30, 2017. Refer to Note 10.
(18)	Repayment of debt investment is delinquent of the contractual maturity date as of June 30, 2017.
(19)	The stated PIK interest rate may be reduced to 1.45% subject to achievement of a milestone by the portfolio company.

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

HT II and HT III hold approximately $104.8 million and $271.5 million in assets, respectively, and they accounted for approximately 5.8% and 14.9% of the Company’s total assets, respectively, prior to consolidation at June 30, 2017.

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

At June 30, 2017, approximately 87.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,287,623	$—	$—	$1,287,623
Preferred Stock	43,385	—	—	43,385
Common Stock	31,931	8,361	—	23,570
Warrants	32,530	—	8,426	24,104
Escrow Receivable	2,171	—	—	2,171
Total	$1,397,640	$8,361	$8,426	$1,380,853

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2017
Senior Debt	$1,323,978	$—	$17,265	$347,275	$—	$(338,224)	$—	$(62,671)	$1,287,623
Preferred Stock	39,418	(7,263)	11,293	173	(236)	—	—	—	43,385
Common Stock	10,965	—	(53,814)	3,748	—	—	62,671	—	23,570
Warrants	24,246	1,173	4,389	1,286	(6,990)	—	—	—	24,104
Escrow Receivable	1,382	20	—	2,737	(1,968)	—	—	—	2,171
Total	$1,399,989	$(6,070)	$(20,867)	$355,219	$(9,194)	$(338,224)	$62,671	$(62,671)	$1,380,853

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers into Level 3 during the six months ended June 30, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions. Transfers out of Level 3 during the six months ended June 30, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

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

For the six months ended June 30, 2017, approximately $3.8 million in net unrealized appreciation and $53.8 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of the Company’s debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $2.6 million and $5.3 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$107,497	Originated Within 6 Months	Origination Yield	11.25% - 13.41%	12.60%
	484,125	Market Comparable Companies	Hypothetical Market Yield	8.93% - 15.48%	12.88%
			Premium/(Discount)	(0.25%) - 0.75%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Technology	130,894	Originated Within 6 Months	Origination Yield	10.98% - 14.88%	12.17%
	183,058	Market Comparable Companies	Hypothetical Market Yield	9.13% - 18.50%	13.48%
			Premium/(Discount)	(0.25%) - 1.00%
	4,576	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Sustainable and Renewable	82,118	Market Comparable Companies	Hypothetical Market Yield	11.91% - 14.63%	13.37%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	45,082	Originated Within 6 Months	Origination Yield	10.38% - 13.18%	11.06%
	47,142	Market Comparable Companies	Hypothetical Market Yield	9.49% - 18.53%	13.57%
			Premium/(Discount)	0.00% - 0.75%
	—	Liquidation (c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	19,991	Market Comparable Companies	Hypothetical Market Yield	9.03%	9.03%
			Premium/(Discount)	0.50%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	40,466	Imminent Payoffs (d)
	142,674	Debt Investments Maturing in Less than One Year
	$1,287,623	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (f)
Equity Investments	$9,102	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 57.5x	16.8x
			Revenue Multiple (b)	0.8x - 11.3x	3.9x
			Discount for Lack of Marketability (c)	11.18% - 22.41%	13.91%
			Average Industry Volatility (d)	39.43% - 65.04%	50.92%
			Risk-Free Interest Rate	1.20% - 1.49%	1.25%
			Estimated Time to Exit (in months)	9 - 32	14
	23,388	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	(20.33%) - 42.06%	16.12%
			Average Industry Volatility (d)	28.99%- 109.39%	78.43%
			Risk-Free Interest Rate	0.70% - 1.44%	1.10%
			Estimated Time to Exit (in months)	5 - 29	11
	34,465	Other(g)
Warrant Investments	16,570	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 57.5x	15.6x
			Revenue Multiple (b)	0.3x - 7.7x	2.9x
			Discount for Lack of Marketability (c)	10.15% - 33.15%	16.25%
			Average Industry Volatility (d)	33.86% - 105.93%	52.46%
			Risk-Free Interest Rate	1.14% - 1.70%	1.31%
			Estimated Time to Exit (in months)	6 - 47	18
	7,534	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	(83.25%) - 149.47%	12.71%
			Average Industry Volatility (d)	28.99% - 109.88%	76.99%
			Risk-Free Interest Rate	0.73% - 1.82%	1.19%
			Estimated Time to Exit (in months)	10 - 48	17
Total Level Three Warrant and Equity Investments	$91,059

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2017 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2017 and 2016.

(in thousands)			For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
Portfolio Company	Type	Fair Value at June 30, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(261)	$394	$(394)	$—	$1,842	$394	$(394)
Achilles Technology Management Co II, Inc.	Control	2,116	78	(267)	—	—	152	(2,208)	—	—
HercGamma, Inc.	Control	1,169	—	—	—	—	—	—	—	—
Tectura Corporation	Control	19,991	454	—	—	—	899	—	51	(51)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Control	8,288	—	(53,215)	—	—	—	(53,214)	—	—
Total Control Investments		$31,564	$532	$(53,743)	$394	$(394)	$1,051	$(53,580)	$445	$(445)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,991	$—	$681	$—	$—	$—	$1,119	$—	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Total Affiliate Investments		$5,991	$—	$681	$—	$—	$2	$1,119	$—	$—
Total Control & Affiliate Investments		$37,555	$532	$(53,062)	$394	$(394)	$1,053	$(52,461)	$445	$(445)

(in thousands)			For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
Portfolio Company	Type	Fair Value at June 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,000	—	—	—	—	—	—	—	—
Total Control Investments		$4,000	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,549	$6	$(2,972)	$—	$—	$12	$(3,386)	$—	$—
Stion Corporation	Affiliate	1,295	44	—	648	—	103	539	648	—
Total Affiliate Investments		$5,844	$50	$(2,972)	$648	$—	$115	$(2,847)	$648	$—
Total Control & Affiliate Investments		$9,844	$50	$(6,393)	$648	$—	$115	$(6,268)	$648	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

In June 2017, the Company acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. The Company’s investment in HercGamma, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

In April 2017, the Company’s investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including the Company. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of the Company’s debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and the Company’s warrant and equity positions in Sungevity, Inc. were written off.

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$999,813	71.6%	$1,078,779	75.7%
Senior Secured Debt	320,340	23.0%	277,509	19.5%
Preferred Stock	43,385	3.1%	39,418	2.8%
Common Stock	31,931	2.3%	28,236	2.0%
Total	$1,395,469	100.0%	$1,423,942	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2017 and December 31, 2016 is shown as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,269,476	91.0%	$1,362,223	95.6%
England	69,884	5.0%	18,395	1.3%
Netherlands	20,352	1.4%	20,089	1.4%
Switzerland	12,607	0.9%	12,377	0.9%
Cayman Islands	12,376	0.9%	—	0.0%
Canada	10,773	0.8%	8,095	0.6%
Israel	1	0.0%	2,763	0.2%
Total	$1,395,469	100.0%	$1,423,942	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$440,099	31.5%	$422,550	29.7%
Software	254,215	18.2%	219,559	15.4%
Media/Content/Info	144,450	10.4%	137,567	9.7%
Drug Delivery	122,952	8.8%	109,834	7.7%
Internet Consumer & Business Services	100,705	7.2%	97,047	6.8%
Sustainable and Renewable Technology	92,609	6.6%	154,406	10.9%
Medical Devices & Equipment	83,933	6.0%	107,695	7.6%
Specialty Pharmaceuticals	38,803	2.8%	38,944	2.7%
Healthcare Services, Other	30,009	2.2%	30,200	2.1%
Consumer & Business Products	22,147	1.6%	42,713	3.0%
Information Services	14,722	1.1%	6,091	0.4%
Surgical Devices	13,660	1.0%	12,553	0.9%
Semiconductors	12,236	0.9%	11,326	0.8%
Communications & Networking	9,932	0.7%	18,019	1.3%
Electronics & Computer Hardware	7,619	0.5%	7,664	0.5%
Biotechnology Tools	6,723	0.5%	7,200	0.5%
Diagnostic	655	0.0%	574	0.0%
Total	$1,395,469	100.0%	$1,423,942	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2017 and December 31, 2016.

Portfolio Activity

During the three and six months ended June 30, 2017, the Company funded and or restructured investments in debt securities totaling approximately $187.4 million, and $336.7 million, respectively. During the six months ended June 30, 2017, the Company funded equity investments totaling approximately $3.9 million. During the three and six months ended June 30, 2017, the Company converted approximately $62.7 million of debt to equity in two portfolio companies.

During the three and six months ended June 30, 2016, the Company funded and or restructured investments in debt securities totaling approximately $153.7 million and $7.0 million, respectively. During the three and six months ended June 30, 2016, the Company funded equity investments totaling approximately $6.1 million and $7.0 million, respectively. During the three and six months ended June 30, 2016, the Company converted approximately $4.6 million of debt to equity in two portfolio companies.

During the three and six months ended June 30, 2017, the Company recognized net realized losses of $5.7 million and $2.5 million, respectively. During the three months ended June 30, 2017, the Company recorded gross realized gains of $5.1 million primarily from the acquisition of the Company’s holdings in one portfolio company, IronPlanet, Inc. ($5.1 million). These gains were offset by gross realized losses of $10.8 million primarily from the liquidation or write off of the Company’s warrant and equity investments in ten portfolio companies.

During the six months ended June 30, 2017, the Company recorded gross realized gains of $11.5 million primarily from the sale or acquisition of the Company’s holdings in four portfolio companies, including IronPlanet, Inc. ($5.1 million), Box, Inc. ($4.0 million) TPI Composites, Inc. ($1.2 million) and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $14.0 million primarily from the liquidation or write off of the Company’s warrant and equity investments in twelve portfolio companies and the Company’s debt investment in one portfolio company.

During the three and six months ended June 30, 2016, the Company recognized net realized gains of $25,000 and net realized losses of $4.4 million, respectively. During the three months ended June 30, 2016, the Company recorded gross realized gains of $1.4 million primarily from the acquisition of the Company’s holdings in one portfolio company, Ping Identity Corporation. These gains were offset by gross realized losses of $1.4 million primarily from the liquidation or write off of the Company’s warrant and equity investments in two portfolio companies.

During the six months ended June 30, 2016, the Company recorded gross realized gains of $4.2 million primarily from the sale or acquisition of the Company’s holdings in three portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million) and the sale of options on Box, Inc. ($1.1 million). These gains were partially offset by gross realized losses of $8.6 million primarily from the liquidation or write off of the Company’s warrant and equity investments in five portfolio companies and the Company’s debt investment in  three portfolio companies, including the settlement of the Company’s outstanding debt investment in the Neat Company ($6.2 million).

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2017, approximately 85.9% of the Company’s debt investments were in a senior secured first lien position, with 40.2% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 45.7% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. The remaining 14.1% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property.  At June 30, 2017 the Company had no equipment only liens on material investments.

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

At June 30, 2017, the Company had seven debt investments on non-accrual with a cumulative investment cost and approximate fair value of $43.6 million and $3.6 million, respectively. At December 31, 2016, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $35.3 million of unamortized fees at June 30, 2017, of which approximately $31.8 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 the Company had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $5.5 million and $791,000 in one-time fee income during the three months ended June 30, 2017 and 2016, respectively. The Company recorded approximately $6.1 million and $956,000 in one-time fee income during the six months ended June 30, 2017 and 2016, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2017 the Company had approximately $25.5 million in exit fees receivable, of which approximately $22.9 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.6 million was a deferred receivable related to expired commitments. At December 31, 2016 the Company had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.5 million and $1.8 million in PIK income during the three months ended June 30, 2017 and 2016, respectively. The Company recorded approximately $4.7 million and $3.5 million in PIK income during the six months ended June 30, 2017 and 2016, respectively.

To maintain the Company’s status as a RIC, PIK and exit fee income must be paid out to stockholders in the form of distributions even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2017 and 2016.

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

Based on market quotations on or around June 30, 2017, the 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 1.002 and 1.028 per dollar at par value, respectively. At June 30, 2017, the 2024 Notes were trading on the NYSE for $25.47 per share at par value. The par value at underwriting for the 2024 Notes was $25.00 per share. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $195.7 million, compared to the carrying amount of $190.2 million as of June 30, 2017.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at June 30, 2017 and December 31, 2016:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)(2)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$87,869	$—	$87,869	$—
2022 Convertible Notes	236,491	—	236,491	—
2024 Notes	263,370	—	263,370	—
SBA Debentures	195,749	—	—	195,749
Total	$783,479	$—	$587,730	$195,749

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Wells Facility (1)	$5,016	$—	$—	$5,016
2021 Asset-Backed Notes	109,376	—	109,376	—
April 2019 Notes (2)	65,909	—	65,909	—
September 2019 Notes (2)	46,920	—	46,920	—
2024 Notes	256,919	—	256,919	—
SBA Debentures	202,364	—	—	202,364
Total	$686,504	$—	$479,124	$207,380

(1)	As of June 30, 2017 there were no borrowings outstanding on both the Wells Facility and Union Facility.
(2)	The 2019 Notes were redeemed in full on February 24, 2017.

4. Borrowings

Outstanding Borrowings

At June 30, 2017 and December 31, 2016, the Company had the following available and outstanding borrowings:

	June 30, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,824	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,478	252,873	252,873	245,490
2021 Asset-Backed Notes	87,678	87,678	86,865	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	222,898	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$961,388	$766,388	$749,065	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both June 30, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
SBA Debentures	$2,376	$2,699
2019 Notes	—	1,546
2024 Notes	7,141	7,482
2021 Asset-Backed Notes	813	1,233
2022 Convertible Notes	3,969	—
Wells Facility (1)	337	501
Union Bank Facility (1)	543	768
Total	$15,179	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of June 30, 2017, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of June 30, 2017. As of June 30, 2017, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2017 the Company held investments in HT II in 33 companies with a fair value of approximately $98.7 million, accounting for approximately 7.1% of the Company’s total investment portfolio at June 30, 2017. HT II held approximately $104.8 million in assets and accounted for approximately 5.8% of the Company’s total assets prior to consolidation at June 30, 2017.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2017, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of June 30, 2017. As of June 30, 2017, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2017, the Company held investments in HT III in 49 companies with a fair value of approximately $245.8 million, accounting for approximately 17.6% of the Company’s total investment portfolio at June 30, 2017. HT III held approximately $271.5 million in assets and accounted for approximately 14.9% of the Company’s total assets prior to consolidation at June 30, 2017.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2017 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three and six months ended June 30, 2017 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51% and 4.48%, respectively. The average amount of debentures outstanding for the three and six months ended June 30, 2017 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42% and 3.40%, respectively.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$1,737	$1,737	$3,456	$3,475
Amortization of debt issuance cost (loan fees)	156	168	324	336
Total interest expense and fees	$1,893	$1,905	$3,780	$3,811
Cash paid for interest expense and fees	$—	$—	$3,442	$3,461

As of June 30, 2017, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2017, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2017, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2017 and December 31, 2016:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2017	December 31, 2016
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

The April 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGZ.”  The September 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGY.” For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$1,931	$1,159	$3,863
Amortization of debt issuance cost (loan fees)	—	160	1,546	320
Total interest expense and fees	$—	$2,091	$2,705	$4,183
Cash paid for interest expense and fees	$—	$1,931	$1,911	$3,863

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

During the six months ended June 30, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. The Company did not sell any notes under the debt distribution agreement during the three months ended June 30, 2017. During the year ended December 31, 2016, the Company sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of June 30, 2017 approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2017, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of June 30, 2017 and December 31, 2016, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Principal amount of debt	$258,510	$252,873
Unamortized debt issuance cost	(7,141)	(7,482)
Original issue premium, net of amortization	109	99
Carrying value of 2024 Notes	$251,478	$245,490

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$4,039	$2,375	$8,026	$3,984
Amortization of debt issuance cost (loan fees)	252	135	501	218
Amortization of original issue premium	(13)	—	(29)	—
Total interest expense and fees	$4,278	$2,510	$8,498	$4,202
Cash paid for interest expense and fees	$4,039	$1,609	$8,016	$3,219

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

At June 30, 2017 and December 31, 2016, the 2021 Asset-Backed Notes had an outstanding principal balance of $87.7 million and $109.2 million, respectively.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$807	$1,139	$1,695	$2,278
Amortization of debt issuance cost (loan fees)	211	234	421	466
Total interest expense and fees	$1,018	$1,373	$2,116	$2,744
Cash paid for interest expense and fees	$848	$1,139	$1,788	$2,278

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $17.2 million and $8.3 million of restricted cash as of June 30, 2017 and December 31, 2016, respectively, funded through interest collections.

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

For the three and six months ended June 30, 2016, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$88	$—	$352
Amortization of debt issuance cost (loan fees)	—	11	—	43
Accretion of original issue discount	—	21	—	82
Total interest expense and fees	$—	$120	$—	$477
Cash paid for interest expense and fees	$—	$440	$—	$440

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six months ended June 30, 2016.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2017, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of  June 30, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	June 30, 2017
Principal amount of debt	$230,000
Unamortized debt issuance cost	(3,969)
Original issue discount, net of accretion	(3,133)
Carrying value of 2022 Convertible Notes	$222,898

For the three and six months ended June 30, 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$2,516	$—	$4,274	$—
Amortization of debt issuance cost (loan fees)	212	—	345	—
Accretion of original issue discount	168	—	280	—
Total interest expense and fees	$2,896	$—	$4,899	$—
Cash paid for interest expense and fees	$—	$—	$—	$—

The estimated effective interest of the debt component of the 2022 Convertible Notes, equal to the stated interest rate of 4.375% plus the accretion of the original issue discount, was approximately 4.76% for the three and six months ended June 30, 2017. As of June 30, 2017, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of June 30, 2017 and December 31, 2016, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2017, this non-use fee was $152,000 and $297,000, respectively. For the three and six months ended June 30, 2016, this non-use fee was $115,000 and $181,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2017, the minimum tangible net worth covenant increased to $718.6 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million, the issuance of 7.3 million shares of common stock issued under the At-The-Market (“ATM”) equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities (“JMP”) for gross proceeds of $95.0 million during the year ended December 31, 2016, and the issuance of 3.3 million shares of common stock issued under the Equity Distribution Agreement for gross proceeds of $47.4 million during the six months ended June 30, 2017. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011, the Company paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, the Company paid an additional $750,000 in structuring fees and in connection with the amendment in December 2015, the Company paid an additional $188,000 in structuring fees. These fees are being amortized through the end of the term of the Wells Facility.

The Company had aggregate draws of $8.5 million on the available facility during the six months ended June 30, 2017 offset by repayments of $13.5 million. At December 31, 2016 there was $5.0 million, respectively, of borrowings outstanding on this facility. There were no borrowings outstanding on the facility as of June 30, 2017.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$226	$2	$500
Amortization of debt issuance cost (loan fees)	106	122	213	227
Total interest expense and fees	$106	$348	$215	$727
Cash paid for interest expense and fees	$214	$333	$470	$577

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2017, the company incurred non-use of $95,000 and $189,000, respectively. For the three and six months ended June 30, 2016, the company incurred non-use fees under the Prior Union Bank Facility of $87,000 and $182,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding III, including covenants relating to certain changes of control of the Company and Hercules Funding III. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2017, the minimum tangible net worth covenant increased to $765.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million, the issuance of 7.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $92.8 million during the year ended December 31, 2016, and the issuance of 3.3 million shares of common stock issued under the Equity Distribution Agreement with JMP for net proceeds of $46.9 million during the six months ended June 30, 2017. The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

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

The Company did not make any draws or repayments on the available facility during the six months ended June 30, 2017. The Company had aggregate draws of $25.0 million on the available facility during the six months ended June 30, 2016 offset by repayments of $25.0 million. At June 30, 2017 and December 31, 2016, there were no borrowings outstanding on the Union Bank Facility.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$55	$—	$55
Amortization of debt issuance cost (loan fees)	112	95	224	133
Total interest expense and fees	$112	$150	$224	$188
Cash paid for interest expense and fees	$96	$333	$238	$577

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

During the three months ended June 30, 2017, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2017 distributions to stockholders will be.

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

Taxable income for the six months ended June 30, 2017 was approximately $42.3 million or $0.52 per share. Taxable net realized losses for the same period was $1.2 million or approximately $0.01 per share. Taxable income for the six months ended June 30, 2016 was approximately $43.8 million or $0.61 per share. Taxable net realized losses for the same period were $2.4 million or approximately $0.03 per share.

For the six months ended June 30, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date. For the six months ended June 30, 2016, the Company paid approximately $18,000 of tax expense and had approximately $498,000 of accrued but unpaid tax expense as of the balance sheet date.

The Company intends to distribute 100% of spillover earnings, which consists of ordinary income and long-term capital gains, from the Company’s taxable year ended December 31, 2016 to the Company’s stockholders during 2017.

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

During the six months ended June 30, 2017,the Company sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $46.9 million, including $532,000 of offering expenses. The Company did not sell any shares under the program during the three months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company sold 1.0 million and 2.1 million shares of common stock for total accumulated net proceeds of approximately $11.3 million and $23.7 million, respectively, including $420,000 and $822,000 of offering expenses, respectively. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2017 approximately 751,000 shares remain available for issuance and sale under the ATM program.

On August 27, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock until August 23, 2016, after which the plan expired. In January 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million.

The Company has issued stock options for common stock subject to future issuance, of which 642,011 and 668,171 were outstanding at June 30, 2017 and December 31, 2016, respectively.

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

On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.

The following table summarizes the common stock option activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	668,171	$13.73	622,171	$14.25
Granted	76,000	$14.69	128,000	$11.32
Exercised	(26,657)	$11.24	(11,113)	$10.61
Forfeited	(33,058)	$14.03	(57,948)	$14.16
Expired	(42,445)	$15.43	(45,553)	$15.01
Outstanding at June 30,	642,011	$13.82	635,557	$13.68
Shares Expected to Vest at June 30,	259,343	$13.82	325,833	$13.68

The following table summarizes common stock options outstanding and exercisable at June 30, 2017:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	300,206	5.82	$372,064	$12.08	110,896	4.62	$196,178	$11.55
$14.56 - $16.34	341,805	3.99	—	$15.35	271,772	3.42	—	$15.44
$9.25 - $16.34	642,011	4.85	$372,064	$13.82	382,668	3.76	$196,178	$14.32

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At June 30, 2017 options for 382,668 shares were exercisable at a weighted average exercise price of approximately $14.32 per share with a weighted average remaining contractual term of 3.76 years.

The Company determined that the fair value of options granted under the Plans during the six months ended June 30, 2017 and 2016 was approximately $54,000 and $46,000, respectively. During the six months ended June 30, 2017 and 2016, approximately $39,000 and $100,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2017 there was approximately $110,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 2.04 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Expected Volatility	23.07%	23.73%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.62% - 2.02%	0.93% - 1.63%

During the six months ended June 30, 2017 and 2016 the Company granted 10,111 shares and 547,214 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value of restricted stock awards granted under the Plans during the six months ended June 30, 2017 and 2016 was approximately $150,000 and $6.6 million, respectively. As of June 30, 2017, there was approximately $5.2 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 1.29 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	799,558	$12.54	850,072	$13.59
Granted	10,111	$14.83	547,214	$12.01
Vested	(330,689)	$12.56	(421,223)	$13.68
Forfeited	(5,576)	$13.27	(10,638)	$13.36
Unvested at June 30,	473,404	$12.57	965,425	$12.65

During the six months ended June 30, 2017 the Company granted 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value of restricted stock units granted under the Plans during the six months ended June 30, 2017 was approximately $8.5 million. As of June 30, 2017, there was approximately $7.3 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 2.57 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	—	$—
Granted	600,461	$13.60
Distribution Equivalent Unit Granted	26,717	$13.60
Vested	—	$—
Forfeited	(2,874)	$13.92
Unvested at June 30,	624,304	$13.60

During the six months ended June 30, 2017, the Company expensed approximately $3.7 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $4.1 million in compensation expense related to restricted stock awards during the six months ended June 30, 2016.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator
Net increase in net assets resulting from operations	$33,149	$9,475	$27,561	$23,770
Less: Distributions declared-common and restricted shares	(25,663)	(22,836)	(51,330)	(45,206)
Undistributed earnings	7,486	(13,361)	(23,769)	(21,436)
Undistributed earnings-common shares	7,439	(13,361)	(23,769)	(21,436)
Add: Distributions declared-common shares	25,503	22,519	50,982	44,494
Numerator for basic and diluted change in net assets per common share	$32,942	$9,158	$27,213	$23,058

Denominator
Basic weighted average common shares outstanding	82,292	72,746	81,858	71,959
Common shares issuable	103	16	95	6
Weighted average common shares outstanding assuming dilution	82,395	72,762	81,953	71,965

Change in net assets per common share
Basic	$0.40	$0.13	$0.33	$0.32
Diluted	$0.40	$0.13	$0.33	$0.32

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also included in the denominator for the purpose of calculating diluted earnings per share.

For the three and six months ended June 30, 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such, there was no potential dilutive effect for the three and six months ended June 30, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 2.7 million shares related to 2022 Convertible Notes, 43,723 shares of unvested common stock options, and no shares of unvested restricted stock units. For the six months ended June 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 1.9 million shares related to 2022 Convertible Notes, 31,039 shares of unvested common stock options, and no shares of unvested restricted stock units. For three and six months ended June 30, 2016, the number of anti-dilutive shares related to unvested common stock options was 673,654 shares and 695,667 shares, respectively.

At June 30, 2017 and December 31, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Per share data (1):
Net asset value at beginning of period	$9.90	$9.94
Net investment income	0.59	0.60
Net realized gain on investments	(0.03)	(0.06)
Net unrealized depreciation on investments	(0.22)	(0.21)
Total from investment operations	0.34	0.33
Net increase (decrease) in net assets from capital share transactions (1)	0.21	(0.04)
Distributions of net investment income (6)	(0.63)	(0.63)
Stock-based compensation expense included in investment income (2)	0.05	0.06
Net asset value at end of period	$9.87	$9.66

Ratios and supplemental data:
Per share market value at end of period	$13.24	$12.42
Total return (3)	(2.04%)	7.24%
Shares outstanding at end of period	82,819	74,320
Weighted average number of common shares outstanding	81,858	71,959
Net assets at end of period	$817,451	$717,795
Ratio of total expense to average net assets (4)	7.63%	10.82%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.50%	12.05%
Portfolio turnover rate (5)	24.18%	18.61%
Weighted average debt outstanding	$707,323	$595,652
Weighted average debt per common share	$8.64	$8.28

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

(3)

The total return for the six months ended June 30, 2017 and 2016 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the six months ended June 30, 2017 and 2016 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At June 30, 2017, the Company had approximately $57.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $70.0 million of non-binding term sheets outstanding at June 30, 2017. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2017, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	10,000
Aquantia Corp.	6,500
Audentes Therapeutics, Inc.	5,000
Wrike, Inc.	5,000
Vela Trading Technologies	4,800
MDX Medical Inc.	4,500
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	1,795
Total	$57,595

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $449,000 and $893,000 during the three and six months ended June 30, 2017. Total rent expense amounted to approximately $436,000 and $872,000 during the same period ended June 30, 2016.

The Company’s contractual obligations as of June 30, 2017 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$766,388	$87,678	$21,800	$349,400	$307,510
Operating Lease Obligations (4)	2,616	1,744	872	—	—
Total	$769,004	$89,422	$22,672	$349,400	$307,510

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $258.5 million of the 2024 Notes, $230.0 million of the 2022 Convertible Notes and $87.7 million of the 2021 Asset-Backed Notes as of June 30, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on the Company’s financial statements. The Company has adopted this standard for the six months ended June 30, 2017.

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

12. Subsequent Events

Distribution Declaration

On July 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 21, 2017 to stockholders of record as of August 14, 2017. This distribution represents the Company’s forty-eighth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $13.40 per share.

Departure of Officer

On June 26, 2017, Andrew Olson announced his resignation, effective July 21, 2017, from his position as Vice President of Finance and Senior Controller. Gerard R. Waldt, Jr., our current Assistant Controller, assumed the position of Controller.

Portfolio Company Developments

As of July 31, 2017, the Company held warrants or equity positions in seven companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All seven companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all. In addition, subsequent to June 30, 2017, the following companies announced or completed liquidity events:

1.

In May 2017, the Company's portfolio company Jaguar Animal Health, Inc. entered into a binding agreement merger agreement with Napo Pharmaceuticals. The merger became effective on July 31, 2017, at which point Jaguar Animal Health’s name changed to Jaguar Health, Inc. and Napo Pharmaceuticals began operating as a wholly-owned subsidiary of Jaguar Health, Inc.

2.

In July 2017, the Company's portfolio company JumpStart Games, Inc. was acquired by NetDragon Websoft Holding Limited. The acquisition was completed by NetDragon in Hong Kong. Terms of the transaction were not disclosed.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $104.8 million and $271.5 million in assets, respectively, and accounted for approximately 5.8% and 14.9% of our total assets, respectively, prior to consolidation at June 30, 2017. As of June 30, 2017, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration (“SBA”) guaranteed debentures is $350.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2017, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.4 billion at both June 30, 2017 and December 31, 2016. The fair value of our debt investment portfolio was approximately $1.3 billion at both June 30, 2017 and December 31, 2016. The fair value of the equity portfolio at June 30, 2017 was approximately $75.4 million, compared to a fair value of approximately $67.6 million at December 31, 2016. The fair value of the warrant portfolio at June 30, 2017 was approximately $32.5 million, compared to a fair value of approximately $27.5 million at December 31, 2016.

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

Our portfolio activity for the six months ended June 30, 2017 and the year ended December 31, 2016 was comprised of the following:

(in millions)	June 30, 2017	December 31, 2016
Debt Commitments (1)
New portfolio company	$336.0	$624.0
Existing portfolio company	57.1	171.8
Total	$393.1	$795.8
Funded and Restructured Debt Investments (2)
New portfolio company	$243.2	$479.0
Existing portfolio company	93.5	181.5
Total	$336.7	$660.5
Funded Equity Investments
New portfolio company	$3.7	$17.1
Existing portfolio company	0.2	3.1
Total	$3.9	$20.2
Unfunded Contractual Commitments (3)
Total	$57.6	$59.7
Non-Binding Term Sheets
New portfolio company	$70.0	$55.0
Total	$70.0	$55.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2017, we received approximately $338.8 million in aggregate principal repayments. Of the approximately $338.8 million of aggregate principal repayments, approximately $72.1 million were scheduled principal payments and approximately $266.7 million were early principal repayments related to 29 portfolio companies. Of the approximately $266.7 million early principal repayments, approximately $33.5 million were early repayments due to merger and acquisition transactions for four portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and warrant participation liabilities) as of and for the six months ended June 30, 2017 and the year ended December 31, 2016 was as follows:

(in millions)	June 30, 2017	December 31, 2016
Beginning portfolio	$1,423.9	$1,200.6
New fundings and restructures	340.6	680.7
Warrants not related to current period fundings	0.4	0.6
Principal payments received on investments	(72.1)	(111.2)
Early payoffs	(266.7)	(324.0)
Accretion of loan discounts and paid-in-kind principal	18.7	43.6
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(5.8)	(6.3)
New loan fees	(4.5)	(10.1)
Warrants converted to equity	—	0.3
Sale of investments	(10.2)	(4.4)
Loss on investments due to write offs	(10.8)	(10.0)
Net change in unrealized depreciation	(18.0)	(35.9)
Ending portfolio	$1,395.5	$1,423.9

The following table shows the fair value of our investment portfolio by asset class as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$999,813	71.6%	$1,078,779	75.7%
Senior Secured Debt	320,340	23.0%	277,509	19.5%
Preferred Stock	43,385	3.1%	39,418	2.8%
Common Stock	31,931	2.3%	28,236	2.0%
Total	$1,395,469	100.0%	$1,423,942	100.0%

A summary of our investment portfolio as of June 30, 2017 and December 31, 2016 at value by geographic location is as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,269,476	91.0%	$1,362,223	95.6%
England	69,884	5.0%	18,395	1.3%
Netherlands	20,352	1.4%	20,089	1.4%
Switzerland	12,607	0.9%	12,377	0.9%
Cayman Islands	12,376	0.9%	—	0.0%
Canada	10,773	0.8%	8,095	0.6%
Israel	1	0.0%	2,763	0.2%
Total	$1,395,469	100.0%	$1,423,942	100.0%

As of June 30, 2017, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All six companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2017, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.8% to approximately 12.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $35.3 million of unamortized fees at June 30, 2017, of which approximately $31.8 million was included as an offset to the cost basis of our current debt investments and approximately $3.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 we had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of our current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2017 we had approximately $25.5 million in exit fees receivable, of which approximately $22.9 million was included as a component of the cost basis of our current debt investments and approximately $2.6 million was a deferred receivable related to expired commitments. At December 31, 2016 we had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.5 million and $1.8 million in PIK income in the three months ended June 30, 2017 and 2016, respectively. We recorded approximately $4.7 million and $3.5 million in PIK income in the six months ended June 30, 2017 and 2016, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.1% and 13.4% during the three months ended June 30, 2017 and 2016, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.9% and 14.4% for the three months ended June 30, 2017 and 2016, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -2.0% and 7.2% during the six months ended June 30, 2017 and 2016, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery & development, software, media/content/info, drug delivery, internet consumer & business services, sustainable and renewable technology, medical devices & equipment, specialty pharmaceuticals, healthcare services, consumer & business products, information services, surgical devices, semiconductors, communications & networking, electronics & computer hardware, biotechnology tools, and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of June 30, 2017, approximately 76.1% of the fair value of our portfolio was composed of investments in five industries: 31.5% investments in the drug discovery & development industry, 18.2% investments in the software industry, 10.4% investments in the media/content/info industry, 8.8% investments in the sustainable and renewable technology industry, and 7.2% investments in the internet consumer & business services industry.

The following table shows the fair value of our portfolio by industry sector at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$440,099	31.5%	$422,550	29.7%
Software	254,215	18.2%	219,559	15.4%
Media/Content/Info	144,450	10.4%	137,567	9.7%
Drug Delivery	122,952	8.8%	109,834	7.7%
Internet Consumer & Business Services	100,705	7.2%	97,047	6.8%
Sustainable and Renewable Technology	92,609	6.6%	154,406	10.9%
Medical Devices & Equipment	83,933	6.0%	107,695	7.6%
Specialty Pharmaceuticals	38,803	2.8%	38,944	2.7%
Healthcare Services, Other	30,009	2.2%	30,200	2.1%
Consumer & Business Products	22,147	1.6%	42,713	3.0%
Information Services	14,722	1.1%	6,091	0.4%
Surgical Devices	13,660	1.0%	12,553	0.9%
Semiconductors	12,236	0.9%	11,326	0.8%
Communications & Networking	9,932	0.7%	18,019	1.3%
Electronics & Computer Hardware	7,619	0.5%	7,664	0.5%
Biotechnology Tools	6,723	0.5%	7,200	0.5%
Diagnostic	655	0.0%	574	0.0%
Total	$1,395,469	100.0%	$1,423,942	100.0%

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

For the six months ended June 30, 2017 and the year ended December 31, 2016, our ten largest portfolio companies represented approximately 36.8% and 34.0% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2017 and December 31, 2016, we had six and seven investments, respectively, that represented 5% or more of our net assets. At June 30, 2017, we had six equity investments representing approximately 47.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2016, we had seven equity investments which represented approximately 54.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of June 30, 2017 approximately 94.5% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

As of June 30, 2017, 85.9% of our debt investments were in a senior secured first lien position with the remaining 14.1% secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At June 30, 2017, of the approximately 85.9% of our debt investments in a senior secured first lien position, 40.2% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 45.7% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. At June 30, 2017 we had no equipment only liens on material investments.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2017, we held warrants in 135 portfolio companies, with a fair value of approximately $32.5 million. The fair value of our warrant portfolio increased by approximately $5.0 million, as compared to a fair value of $27.5 million at December 31, 2016 primarily related to the addition of warrants in 9 new and 6 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $91.7 million to exercise such warrants as of June 30, 2017. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.22x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. The following table summarizes our realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2017 and 2016.

(in thousands)			For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
Portfolio Company	Type	Fair Value at June 30, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(261)	$394	$(394)	$—	$1,842	$394	$(394)
Achilles Technology Management Co II, Inc.	Control	2,116	78	(267)	—	—	152	(2,208)	—	—
HercGamma, Inc.	Control	1,169	—	—	—	—	—	—	—	—
Tectura Corporation	Control	19,991	454	—	—	—	899	—	51	(51)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Control	8,288	—	(53,215)	—	—	—	(53,214)	—	—
Total Control Investments		$31,564	$532	$(53,743)	$394	$(394)	$1,051	$(53,580)	$445	$(445)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,991	$—	$681	$—	$—	$—	$1,119	$—	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Total Affiliate Investments		$5,991	$—	$681	$—	$—	$2	$1,119	$—	$—
Total Control & Affiliate Investments		$37,555	$532	$(53,062)	$394	$(394)	$1,053	$(52,461)	$445	$(445)

(in thousands)			For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
Portfolio Company	Type	Fair Value at June 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,000	—	—	—	—	—	—	—	—
Total Control Investments		$4,000	$—	$(3,421)	$—	$—	$—	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,549	$6	$(2,972)	$—	$—	$12	$(3,386)	$—	$—
Stion Corporation	Affiliate	1,295	44	—	648	—	103	539	648	—
Total Affiliate Investments		$5,844	$50	$(2,972)	$648	$—	$115	$(2,847)	$648	$—
Total Control & Affiliate Investments		$9,844	$50	$(6,393)	$648	$—	$115	$(6,268)	$648	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

In June 2017, we acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. Our investment in HercGamma, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

In April 2017, our investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including us. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of our debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and our warrant and equity positions in Sungevity, Inc. were written off.

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

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2017 and December 31, 2016, respectively:

(in thousands)	June 30, 2017			December 31, 2016
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	14	$267,135	20.7%	15	$275,832	20.8%
2	31	613,674	47.6%	32	590,547	44.4%
3	17	315,224	24.5%	25	329,393	24.8%
4	9	87,014	6.8%	8	58,874	4.4%
5	7	4,576	0.4%	8	74,157	5.6%
	78	$1,287,623	100.0%	88	$1,328,803	100.0%

As of June 30, 2017, our debt investments had a weighted average investment grading of 2.27 on a cost basis, as compared to 2.41 at December 31, 2016. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The improvement in weighted average investment grading at June 30, 2017 from December 31, 2016 is primarily due to the conversion of our debt investment in Sungevity Inc. to an equity position in Solar Spectrum Holdings LLC during the period. This position was rated 5 and represented $44.6 million of the rated 5 debt investment fair value at December 31, 2016.

At June 30, 2017, we had seven debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.6 million and $3.6 million, respectively. At December 31, 2016, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cumulative cost of debt investments on non-accrual between June 30, 2017 and December 31, 2016 is the result of receipt of some proceeds on two investments, offset by placing two new debt investments on non-accrual status during the period. The decrease in the fair value of debt investments on non-accrual between periods is the result of a reduction in expected proceeds for those investments.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016

Investment Income

Total investment income for the three months ended June 30, 2017 was approximately $48.5 million as compared to approximately $43.5 million for the three months ended June 30, 2016. Total investment income for the six months ended June 30, 2017 was approximately $94.8 million as compared to approximately $82.5 million for the six months ended June 30, 2016.

Interest and PIK interest income for the three months ended June 30, 2017 totaled approximately $40.5 million as compared to approximately $39.6 million for the three months ended June 30, 2016. Interest and PIK interest income for the six months ended June 30, 2017 totaled approximately $83.4 million as compared to approximately $76.1 million for the six months ended June 30, 2016. The increase in interest and PIK interest income for the three and six months ended June 30, 2017 as compared to the same periods ended June 30, 2016 is primarily attributable to an increase in recurring interest and PIK interest income, along with an increase in interest accelerations due to early loan repayments and other one-time events.

Of the $40.5 million in interest and PIK interest income for the three months ended June 30, 2017, approximately $37.9 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.6 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $37.8 million and $1.8 million, respectively, of the $39.6 million interest and PIK interest income for the three months ended June 30, 2016.

Of the $83.4 million in interest and PIK interest income for the six months ended June 30, 2017, approximately $77.9 million represents recurring income from the contractual servicing of our loan portfolio and approximately $5.5 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $73.6 million and $2.5 million, respectively, of the $76.1 million interest and PIK interest income for the six months ended June 30, 2016.

The following table shows the PIK-related activity for the six months ended June 30, 2017 and 2016, at cost:

	Six Months Ended June 30,
(in thousands)	2017	2016
Beginning PIK interest receivable balance	$9,930	$5,149
PIK interest income during the period	4,666	3,544
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(2,146)
Payments received from PIK loans	(2,031)	(438)
Realized loss	—	(266)
Ending PIK interest receivable balance	$12,565	$5,843

The increase in PIK interest income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest. The increase is primarily due to new originations and compounding interest, along with a decrease in the number of PIK loans which paid off during the period.

Fee income for the three months ended June 30, 2017 totaled approximately $7.9 million as compared to approximately $3.9 million for the three months ended June 30, 2016. Fee income for the six months ended June 30, 2017 totaled approximately $11.5 million as compared to approximately $6.4 million for the six months ended June 30, 2016. The increase in fee income for the three and six months ended June 30, 2017 is primarily attributable to an increase in the acceleration of unamortized fees due to early repayments and one-time fees between periods.

Of the $7.9 million in fee income for the three months ended June 30, 2017, approximately $1.4 million represents income from recurring fee amortization and approximately $6.5 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.5 million and $1.4 million, respectively, of the $3.9 million in income for the three months ended June 30, 2016.

Of the $11.5 million in fee income for the six months ended June 30, 2017, approximately $3.6 million represents income from recurring fee amortization and approximately $7.9 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $4.7 million and $1.7 million, respectively, of the $6.4 million in income for the six months ended June 30, 2016.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2017 or 2016.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $23.2 million and $20.2 million during the three months ended June 30, 2017 and 2016, respectively. Our operating expenses totaled approximately $46.9 million and $39.0 million during the six months ended June 30, 2017 and 2016, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $10.6 million and $8.9 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $23.0 million and $16.9 million during the six months ended June 30, 2017 and 2016, respectively. Interest and fee expense for the three and six months ended June 30, 2017, as compared to June 30, 2016, increased due to a higher weighted average principal balance outstanding on our 2024 Notes and Convertible Notes, offset by a reduction in interest expense on our 2019 Notes which were fully redeemed in February 2017.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.5% and 5.8% for the three months ended June 30, 2017 and 2016, respectively, and a weighted average cost of debt of approximately 6.5% and 5.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the weighted average cost of debt for the three months ended June 30, 2017 as compared to the same period ended June 30, 2016 is primarily attributable to the full redemption of our 2019 Notes between periods. The increase between the six months ended June 30, 2017 and June 30, 2016 was due to a higher weighted average principal balance outstanding and the one-time non-cash acceleration of unamortized fees due to the redemption of our 2019 Notes in February 2017.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.7 million from $4.4 million for the three months ended June 30, 2017 and 2016. Our general and administrative expenses increased to $8.8 million from $8.0 million for the six months ended June 30, 2017 and 2016. The increase for the three and six months ended June 30, 2017 was primarily attributable to an increase in charitable contributions, workout expenses and excise tax accruals, offset by a reduction in corporate legal and other expenses between periods.

Employee Compensation

Employee compensation and benefits totaled $5.9 million for the three months ended June 30, 2017 as compared to $5.3 million for the three months ended June 30, 2016 and $11.3 million for the six months ended June 30, 2017 as compared to $10.0 million for the six months ended June 30, 2016. The increase for the three and six month comparative periods was primarily due to changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $1.9 million for the three months ended June 30, 2017 as compared to $1.6 million for the three months ended June 30, 2016 and $3.7 million for the six months ended June 30, 2017 as compared to $4.2 million for the six months ended June 30, 2016. The increase for the three month comparative period and the decrease between the six month comparative period were primarily related to restricted stock award vesting.

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

A summary of realized gains and losses for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Realized gains	$5,083	$1,423	$11,553	$4,212
Realized losses	(10,796)	(1,398)	(14,028)	(8,655)
Net realized gains (losses)	$(5,713)	$25	$(2,475)	$(4,443)

During the three and six months ended June 30, 2017 we recognized net realized losses of $5.7 million and $2.5 million, respectively. During the three months ended June 30, 2017, we recorded gross realized gains of $5.1 million primarily from the acquisition of our holdings in one portfolio company, IronPlanet, Inc. ($5.1 million). These gains were offset by gross realized losses of $10.8 million primarily from the liquidation or write off of our warrant and equity investments in ten portfolio companies.

During the six months ended June 30, 2017, we recorded gross realized gains of $11.5 million primarily from the sale or acquisition of our holdings in four portfolio companies, including IronPlanet, Inc. ($5.1 million), Box, Inc. ($4.0 million) TPI Composites, Inc. ($1.2 million) and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $14.0 million primarily from the liquidation or write off of our warrant and equity investments in twelve portfolio companies and our debt investment in one portfolio company.

During the three and six months ended June 30, 2016, we recognized net realized gains of $25,000 and net realized losses of $4.4 million, respectively. During the three months ended June 30, 2016, we recorded gross realized gains of $1.4 million primarily from the acquisition of our holdings in one portfolio company, Ping Identity Corporation ($1.3 million). These gains were offset by gross realized losses of $1.4 million primarily from the liquidation or write off of our warrant and equity investments in two portfolio companies.

During the six months ended June 30, 2016, we recorded gross realized gains of $4.2 million primarily from the sale or acquisition of our holdings in three portfolio companies, including Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million) and the sale of options on Box, Inc. ($1.1 million). These gains were partially offset by gross realized losses of $8.6 million primarily from the liquidation or write off of our warrant and equity investments in five portfolio companies and our debt investment in  three portfolio companies, including the settlement of our outstanding debt investment in the Neat Company ($6.2 million).

The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gross unrealized appreciation on portfolio investments	$68,389	$16,208	$87,867	$29,525
Gross unrealized depreciation on portfolio investments	(61,292)	(30,607)	(109,562)	(55,492)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	10,634	(340)	14,129	(340)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(4,619)	1,137	(10,519)	11,333
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	13,112	(13,602)	(18,085)	(14,974)
Other net unrealized appreciation (depreciation)	475	(302)	169	(264)
Total net unrealized depreciation on investments	$13,587	$(13,904)	$(17,916)	$(15,238)

During the three months ended June 30, 2017, we recorded approximately $13.6 million of net unrealized appreciation, of which $13.2 million was net unrealized appreciation from our debt, equity and warrant investments. Approximately $50.9 million was attributed to net unrealized appreciation on our debt investments related to the reversal of prior period collateral based impairments of $48.8 million on two portfolio companies, including the reversal of the cumulative unrealized depreciation on our debt investment in Sungevity, Inc. upon its conversion to an equity position in Solar Spectrum Holdings LLC at cost. Approximately $5.2 million was attributed to net unrealized appreciation on our warrant investments primarily due to $3.2 million and $2.7 of unrealized appreciation on our private and public warrant portfolios, respectively, related to portfolio company and industry performance. This unrealized appreciation is partially offset by approximately $42.9 million of net unrealized depreciation on our equity investments which was primarily due to $53.5 million of collateral based impairment on three portfolio companies, including the impairment of our converted equity position in Solar Spectrum Holdings LLC from cost, slightly offset by the reversal of $6.8 million of prior period net unrealized depreciation upon being realized as a loss on the write off of our equity investment in Sungevity, Inc.

During the three months ended June 30, 2016, we recorded approximately $13.9 million of net unrealized depreciation, of which $13.6 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $8.0 million was net unrealized depreciation on our debt investments which primarily relates to $14.0 million of unrealized depreciation for collateral based impairments on ten portfolio companies offset by the reversal of $5.7 million unrealized depreciation for the prior period collateral based impairments on four portfolio companies. Approximately $6.3 million was attributed to net unrealized depreciation on our equity investments which primarily relates to $5.3 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and $1.0 million of unrealized depreciation on our private portfolio companies related to portfolio company performance. This unrealized depreciation was offset by $694,000 of net unrealized appreciation on our warrant investments primarily attributed to the reversal of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in two portfolio companies.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$1.3	$(53.5)	$—	$(52.2)
Reversals of Prior Period Collateral Based Impairments	48.8	—	—	48.8
Reversals due to Debt Payoffs & Warrant/Equity Sales	2.5	6.8	(0.7)	8.6
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.0	2.7	3.7
Level 3 Assets	(1.7)	2.8	3.2	4.3
Total Fair Value Market/Yield Adjustments	(1.7)	3.8	5.9	8.0
Total Unrealized Appreciation/(Depreciation)	$50.9	$(42.9)	$5.2	$13.2

	Three Months Ended June 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(14.0)	$—	$(0.1)	$(14.1)
Reversals of Prior Period Collateral Based Impairments	5.7	—	—	5.7
Reversals due to Debt Payoffs & Warrant/Equity Sales	—	—	0.8	0.8
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	0.1	(5.3)	0.5	(4.7)
Level 3 Assets	0.2	(1.0)	(0.5)	(1.3)
Total Fair Value Market/Yield Adjustments	0.3	(6.3)	—	(6.0)
Total Unrealized Appreciation/(Depreciation)	$(8.0)	$(6.3)	$0.7	$(13.6)

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

During the six months ended June 30, 2017, we recorded approximately $17.9 million of net unrealized depreciation, of which $18.0 million was net unrealized depreciation from our debt, equity and warrant investments. Approximately $45.7 million is attributed to net unrealized depreciation on our equity investments, which primarily relates to $54.4 million of collateral based impairment on five portfolio companies, including impairment on our converted equity position in Solar Spectrum Holdings LLC, offset by $2.2 million and $4.4 million of unrealized appreciation on our public and private equity portfolio, respectively, related to portfolio company and industry performance. This unrealized depreciation was partially offset by approximately $19.7 million of net unrealized appreciation on our debt investments related to the reversal of prior period collateral based impairments of $52.0 million on three portfolio companies, including the reversal of the cumulative unrealized depreciation on our debt investment in Sungevity, Inc. upon its conversion to equity, partially offset by $38.5 million of unrealized depreciation for collateral based impairments on seven portfolio companies. In addition, approximately $8.0 million of net unrealized appreciation on our warrant investments is primarily due to $5.5 million and $3.6 million of unrealized appreciation on our private and public warrant portfolio related to portfolio company and industry performance.

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

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(38.5)	$(54.4)	$(0.3)	$(93.2)
Reversals of Prior Period Collateral Based Impairments	52.0	—	—	52.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	4.8	2.1	(0.8)	6.1
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	2.2	3.6	5.8
Level 3 Assets	1.4	4.4	5.5	11.3
Total Fair Value Market/Yield Adjustments	1.4	6.6	9.1	17.1
Total Unrealized Appreciation/(Depreciation)	$19.7	$(45.7)	$8.0	$(18.0)

	Six Months Ended June 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(20.6)	$—	$(0.1)	$(20.7)
Reversals of Prior Period Collateral Based Impairments	5.7	—	—	5.7
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.2	0.1	0.8	13.1
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(10.5)	(0.7)	(11.2)
Level 3 Assets	0.7	(2.1)	(0.4)	(1.8)
Total Fair Value Market/Yield Adjustments	0.7	(12.6)	(1.1)	(13.0)
Total Unrealized Appreciation/(Depreciation)	$(2.0)	$(12.5)	$(0.4)	$(14.9)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB Accounting Standards Codification, as amended (“ASC”), “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long-term capital gains, from our taxable year ended December 31, 2016 to our stockholders in 2017.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2017 and 2016, we had a net increase in net assets resulting from operations of approximately $33.1 million and a net increase in net assets resulting from operations of approximately $9.5 million, respectively. For the six months ended June 30, 2017 and 2016, we had a net increase in net assets resulting from operations of approximately $27.6 million and a net increase in net assets resulting from operations of approximately $23.8 million, respectively.

The basic and fully diluted net change in net assets per common share were $0.40 per share and $0.40 per share, respectively, for the three months ended June 30, 2017 and $0.33 per share and $0.33 per share, respectively, for the six months ended June 30, 2017. Both the basic and fully diluted net change in net assets per common share for the three and six months ended June 30, 2016 were $0.13 per share and $0.32 per share, respectively.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2017 and 2016, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculation for the three and six months ended June 30, 2017 as our share price was less than the conversion price in effect which results in anti-dilution. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there was no potential additional dilutive effect for the three and six months ended June 30, 2016.

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

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”). On March 7, 2016, we renewed the Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Equity Distribution Agreement, as amended, provides that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, (the “Securities Act”) including sales made directly on the New York Stock Exchange (“NYSE”) or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During six months ended June 30, 2017, we sold 3.3 million shares of common stock for total accumulated net proceeds of approximately $46.9 million, including $532,000 of offering expenses. We did not sell any shares under the program during the three months ended June 30, 2017. During the three and six months ended June 30, 2016, we sold 1.0 million and 2.1 million shares of common stock for total accumulated net proceeds of approximately $11.3 million and $23.7 million, respectively, including $420,000 and $822,000 of offering expenses, respectively. We generally use the net proceeds from these offerings to make investments, repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2017, approximately 751,000 shares remained available for issuance and sale under the ATM program.

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

During the six months ended June 30, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. We did not sell any notes under the program during the three months ended June 30, 2017. During the year ended December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of June 30, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

At June 30, 2017, we had $230.0 million of 2022 Convertible Notes, $258.5 million of 2024 Notes, $87.7 million of 2021 Asset-Backed Notes, and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility.

At June 30, 2017, we had $355.4 million in available liquidity, including $160.4 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2017, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2017, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At June 30, 2017, we had approximately $17.2 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the six months ended June 30, 2017, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2017, our operating activities provided $67.6 million of cash and cash equivalents, compared to $81.9 million used during the six months ended June 30, 2016. This $149.5 million increase in cash provided by operating activities is primarily related to an increase in investment repayments of $128.2 million and an increase in proceeds from the sale of investments of $12.4 million, partially offset by an increase in investment purchases of $9.9 million.

During the six months ended June 30, 2017, our investing activities used approximately $9.0 million of cash, compared to $5.4 million provided during the six months ended June 30, 2016. This $14.4 million increase in cash used in investing activities was primarily due to an increase of approximately $14.5 million in cash, classified as restricted cash, on assets that are securitized.

During the six months ended June 30, 2017, our financing activities provided $88.8 million of cash, compared to $41.0 million provided during the six months ended June 30, 2016. The $47.8 million increase in cash provided by financing activities was primarily due to the net issuance of $225.7 million of the 2022 Convertible Notes, offset by the repayment of $110.4 million of 2019 Notes and the decrease in 2024 Notes issuance during the six months ended June 30, 2017.

As of June 30, 2017, net assets totaled $817.5 million, with a NAV per share of $9.87. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2017 our asset coverage ratio under our regulatory requirements as a business development company was 241.9% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage ratio when including our SBA debentures was 206.7% at June 30, 2017.

Outstanding Borrowings

At June 30, 2017 and December 31, 2016, we had the following available borrowings and outstanding amounts:

	June 30, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,824	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,478	252,873	252,873	245,490
2021 Asset-Backed Notes	87,678	87,678	86,865	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	222,898	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$961,388	$766,388	$749,065	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both June 30, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of June 30, 2017 and December 31, 2016 were as follows:

(in thousands)	June 30, 2017	December 31, 2016
SBA Debentures	$2,376	$2,699
2019 Notes	—	1,546
2024 Notes	7,141	7,482
2021 Asset-Backed Notes	813	1,233
2022 Convertible Notes	3,969	—
Wells Facility (1)	337	501
Union Bank Facility (1)	543	768
Total	$15,179	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and six months ended June 30, 2017.

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

At June 30, 2017, we had approximately $57.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $70.0 million of non-binding term sheets outstanding to three new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2017, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	10,000
Aquantia Corp.	6,500
Audentes Therapeutics, Inc.	5,000
Wrike, Inc.	5,000
Vela Trading Technologies	4,800
MDX Medical Inc.	4,500
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	1,795
Total	$57,595

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2017:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$766,388	$87,678	$21,800	$349,400	$307,510
Operating Lease Obligations (4)	2,616	1,744	872	—	—
Total	$769,004	$89,422	$22,672	$349,400	$307,510

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $258.5 million of the 2024 Notes, $230.0 million of the Convertible Notes and $87.7 million of the 2021 Asset-Backed Notes as of June 30, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(4)	Facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $449,000 and $893,000 during the three and six months ended June 30, 2017. Total rent expense amounted to approximately $436,000 and $872,000 during the same periods ended June 30, 2016.

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

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
			$13.40

*	Distribution paid in cash and stock.

On July 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 21, 2017 to stockholders of record as of August 14, 2017. This distribution represents our forty-eighth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.40 per share.

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

During the three months ended June 30, 2017, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2017 distributions to stockholders will actually be.

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

We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long-term capital gains, from the year ended December 31, 2016 to our stockholders during 2017.

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

At June 30, 2017, approximately 87.8% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2017 and as of December 31, 2016. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,287,623	$—	$—	$1,287,623
Preferred Stock	43,385	—	—	43,385
Common Stock	31,931	8,361	—	23,570
Warrants	32,530	—	8,426	24,104
Escrow Receivable	2,171	—	—	2,171
Total	$1,397,640	$8,361	$8,426	$1,380,853

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2017
Senior Debt	$1,323,978	$—	$17,265	$347,275	$—	$(338,224)	$—	$(62,671)	$1,287,623
Preferred Stock	39,418	(7,263)	11,293	173	(236)	—	—	—	43,385
Common Stock	10,965	—	(53,814)	3,748	—	—	62,671	—	23,570
Warrants	24,246	1,173	4,389	1,286	(6,990)	—	—	—	24,104
Escrow Receivable	1,382	20	—	2,737	(1,968)	—	—	—	2,171
Total	$1,399,989	$(6,070)	$(20,867)	$355,219	$(9,194)	$(338,224)	$62,671	$(62,671)	$1,380,853

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers into Level 3 during the six months ended June 30, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions. Transfers out of Level 3 during the six months ended June 30, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

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

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures

For six months ended June 30, 2017, approximately $3.8 million in net unrealized appreciation and $53.8 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of our debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $2.6 million in net unrealized depreciation and $5.3 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements as of June 30, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$107,497	Originated Within 6 Months	Origination Yield	11.25% - 13.41%	12.60%
	484,125	Market Comparable Companies	Hypothetical Market Yield	8.93% - 15.48%	12.88%
			Premium/(Discount)	(0.25%) - 0.75%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Technology	130,894	Originated Within 6 Months	Origination Yield	10.98% - 14.88%	12.17%
	183,058	Market Comparable Companies	Hypothetical Market Yield	9.13% - 18.50%	13.48%
			Premium/(Discount)	(0.25%) - 1.00%
	4,576	Liquidation (c)	Probability weighting of alternative outcomes	100.00%
Sustainable and Renewable	82,118	Market Comparable Companies	Hypothetical Market Yield	11.91% - 14.63%	13.37%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	45,082	Originated Within 6 Months	Origination Yield	10.38% - 13.18%	11.06%
	47,142	Market Comparable Companies	Hypothetical Market Yield	9.49% - 18.53%	13.57%
			Premium/(Discount)	0.00% - 0.75%
	—	Liquidation (c)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	19,991	Market Comparable Companies	Hypothetical Market Yield	9.03%	9.03%
			Premium/(Discount)	0.50%
	—	Liquidation (c)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	40,466	Imminent Payoffs (d)
	142,674	Debt Investments Maturing in Less than One Year
	$1,287,623	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (f)
Equity Investments	$9,102	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 57.5x	16.8x
			Revenue Multiple (b)	0.8x - 11.3x	3.9x
			Discount for Lack of Marketability (c)	11.18% - 22.41%	13.91%
			Average Industry Volatility (d)	39.43% - 65.04%	50.92%
			Risk-Free Interest Rate	1.20% - 1.49%	1.25%
			Estimated Time to Exit (in months)	9 - 32	14
	23,388	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	(20.33%) - 42.06%	16.12%
			Average Industry Volatility (d)	28.99%- 109.39%	78.43%
			Risk-Free Interest Rate	0.70% - 1.44%	1.10%
			Estimated Time to Exit (in months)	5 - 29	11
	34,465	Other(g)
Warrant Investments	16,570	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 57.5x	15.6x
			Revenue Multiple (b)	0.3x - 7.7x	2.9x
			Discount for Lack of Marketability (c)	10.15% - 33.15%	16.25%
			Average Industry Volatility (d)	33.86% - 105.93%	52.46%
			Risk-Free Interest Rate	1.14% - 1.70%	1.31%
			Estimated Time to Exit (in months)	6 - 47	18
	7,534	Market Adjusted OPM Backsolve	Market Equity Adjustment (e)	(83.25%) - 149.47%	12.71%
			Average Industry Volatility (d)	28.99% - 109.88%	76.99%
			Risk-Free Interest Rate	0.73% - 1.82%	1.19%
			Estimated Time to Exit (in months)	10 - 48	17
Total Level Three Warrant and Equity Investments	$91,059

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of  June 30, 2017 there were no material past due escrow receivables.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and six months ended June 30, 2017. See “— Results of Operations” for a comparison of investment income for the three and six months ended June 30, 2017 and 2016.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under our 2004 Equity Incentive Plan and to Board members under our 2006 Equity Incentive Plan prior to its expiration on June 21, 2017. We follow the guidelines set forth under ASC Topic 718, (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on our financial statements. We have adopted this standard for the six months ended June 30, 2017.

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

Subsequent Events

Distribution Declaration

On July 26, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 21, 2017 to stockholders of record as of August 14, 2017. This distribution represents our forty-eighth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.40 per share.

Departure of Officer

On June 26, 2017, Andrew Olson announced his resignation, effective July 21, 2017, from his position as Vice President of Finance and Senior Controller. Gerard R. Waldt, Jr., the Company’s current Assistant Controller, assumed the position of Controller.

Portfolio Company Developments

As of July 31, 2017, we held warrants or equity positions in seven companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All seven companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to June 30, 2017, the following companies announced or completed liquidity events:

1.

In May 2017, our portfolio company Jaguar Animal Health, Inc. entered into a binding merger agreement with Napo Pharmaceuticals. The merger became effective on July 31, 2017, at which point Jaguar Animal Health’s name changed to Jaguar Health, Inc. and Napo Pharmaceuticals began operating as a wholly-owned subsidiary of Jaguar Health, Inc.

2.

In July 2017, our portfolio company JumpStart Games, Inc. was acquired by NetDragon Websoft Holding Limited. The acquisition was completed by NetDragon in Hong Kong. Terms of the transaction were not disclosed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2017, approximately 94.5% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS(1)
25	$2,544	$—	$2,544	$0.03
50	$5,401	$—	$5,401	$0.07
75	$8,258	$—	$8,258	$0.10
100	$11,220	$—	$11,220	$0.14
200	$23,766	$—	$23,766	$0.29
300	$36,589	$—	$36,589	$0.44

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 82,292.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2017 we did not engage in interest rate (or foreign currency) hedging activities.

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

The following risk factors update and replace, in entirety, the risk factors disclosed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 23, 2017.

Investing in our securities may be speculative and involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this report, including our financial statements and the related notes and the schedules and exhibits to this report. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Business Structure

We are evaluating alternative management structures.

We, along with our professional advisors, are currently evaluating alternatives with respect to our management structure. While internal management has served us well since our formation, the Board of Directors has concluded that there are limitations to that management structure that may operate to our disadvantage. To that end, we are exploring the possibility of externalizing our management structure as a means of addressing those concerns; and, we are also examining various alternatives that could be pursued with respect to externalization if we determine that externalization is the proper course to follow. We and our independent directors are working with advisors to assist in these efforts. This program will result in us incurring additional and unusual expense until this project is concluded. Should we determine to pursue externalization, which would be subject to approval by our stockholders, it could involve some disruption (at least on a temporary basis) and expense during the period of transition. There can be no assurance regarding the outcome of our examination of alternatives, including with respect to whether the Board of Directors recommends externalization to our stockholders, the terms of any external management agreement (including with respect to fees) or the identity of any external manager that may be recommended by the Board of Directors.

As an internally managed business development company, we are subject to certain restrictions that may adversely affect our business.

We are currently evaluating alternatives with respect to our management structure, including externalizing our management structure. We have not decided on any course of action, and there can be no assurance regarding the outcome of our examination of alternatives, including with respect to whether we decide to recommend externalization of our management to our stockholders. If we remain an internally managed business development company, we will continue to be subject to certain restrictions that may place us at a competitive disadvantage to other similar business development companies that are externally managed. As an internally managed business development company, the size and categories of our assets under management is limited, and we are unable to offer as wide a variety of financial products to prospective portfolio companies and sponsors (potentially limiting the size and diversification of our asset base). We therefore may not achieve efficiencies of scale and greater management resources available to externally managed business development companies. Additionally, as an internally managed business development company, our ability to offer more competitive and flexible compensation structures, such as offering both a profit sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, if we remain an internally managed business development company, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

If we externalize our management structure, we will be dependent upon key personnel of the external adviser.

If we externalize our management structure, the external adviser will depend on the efforts, skills, reputations and business contacts of its key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by the external adviser’s professionals. The loss of the services of any of them could have a material adverse effect on us and could harm the external adviser’s ability to manage our business.

If we externalize our management structure, our external adviser may experience conflicts of interest in connection with the management of the Company.

If we externalize our management structure, our external adviser may experience conflicts of interest in connection with the management of the Company, including, but not limited to, the following:

•

The members, officers and other personnel of the external adviser allocate their time, resources and other services between the Company and other investment and business activities in which they may be involved. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders;

•

The external adviser may compete with certain of its affiliates, including other entities it manages, for investments for us, subjecting the external adviser to potential conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf;

•

The compensation payable by us to the external adviser will be approved by the Board of Directors consistent with the exercise of the requisite standard of care applicable to trustees under state law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to stockholders;

•

The external adviser and its affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services;

•

Affiliated investment vehicles formed in the future and managed by the external adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the external adviser may face conflicts in allocating investment opportunities between us and such other entities;

•

The external adviser and its affiliates may not be not restricted from forming additional investment funds, from entering into other investment advisory relationships (including, among others, relationships with clients that are employee benefit plans subject to ERISA and related regulations), or from engaging in other business activities without the prior approval of our stockholders or our Board of Directors, even though such activities may be in competition with us and/or may involve substantial time and resources of the external adviser, which could detract from the external adviser’s time spent on our business;

•

The external adviser and its affiliates may give advice and recommend securities to other clients which may differ from, or be contrary to, advice given to, or securities recommended or bought for, us even though their investment objectives may be similar to ours; and

•

To the extent not restricted by confidentiality requirements or applicable law, the external adviser may apply experience and information gained in providing services to our portfolio companies in providing services to competing companies invested in by affiliates’ other clients.

As an internally managed business development company, we are dependent upon key management personnel for their time availability and for our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed business development company, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our senior management. We depend upon the members of our senior management, particularly Mr. Henriquez, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Henriquez or any senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with Mr. Henriquez or our senior management that restricts them from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

Members of our senior management may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed business development companies that are not subject to the same limitations on incentive-based compensation that we, as an internally managed business development company are subject to. We do not currently have agreements with our senior management that prohibit them from leaving and competing with our business. In addition, the evaluation of alternative management structures discussed above may lead to changes in our management structure. A departure by one or more members of our senior management could have a negative impact on our business, financial condition and results of operations.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our debt securities fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may be unable to capitalize on certain opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. An increasing number of competitors may also have the effect of compressing our margins, which could harm our ability to retain employees, increase our operating costs, and decrease the amount and frequency of future distributions. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. Organizational growth and scale-up of our investments could strain our existing managerial, investment, financial and other resources. Management of the Company’s growth divert financial resources from other projects. Failure to manage our future growth effectively could lead to a decrease in our future distributions and have a material adverse effect on our business, financial condition and results of operations.

Because we intend to distribute substantially all of our income to our stockholders in order to qualify as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the tax requirements applicable to a RIC, to avoid being subject to excise taxes and to minimize or avoid being subject to income taxes, we intend to make distributions to our stockholders treated as dividends for U.S. federal income tax purposes generally of an amount at least equal to substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their NAV.

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

At June 30, 2017, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 87.8% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Audit Committee. In making a good faith determination of the value of these securities, we generally start with the cost basis of each security, which includes the amortized original issue discount, or OID, and payment-in-kind, or PIK, interest, if any. The Audit Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while applying a valuation process for the types of investments we make, which includes but is not limited to deriving a hypothetical exit price.

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

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”), our 2024 Notes and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of June 30, 2017, we had no borrowings outstanding under the Wells Facility and the Union Bank Facility. In addition, as of June 30, 2017, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $258.5 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”), approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022 (the “2022 Convertible Notes”) and approximately $87.7 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”).

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

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of June 30, 2017, our asset coverage ratio under our regulatory requirements as a business development company was 241.9% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 206.7%when including all SBA leverage.

Based on assumed leverage equal to 93.8% of our net assets as of June 30, 2017, our investment portfolio would have been required to experience an annual return of at least 3.1% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below:

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(25.54%)	(15.83%)	(6.11%)	3.61%	13.33%

(1)

Assumes $1.6 billion in total assets, $766.4 million in debt outstanding, $817.5 million in stockholders’ equity, and an average cost of funds of 6.5%, which is the approximate average cost of borrowed funds, including our Credit Facilities, 2019 Notes, 2022 Convertible Notes, 2024 Notes, our SBA debentures and our 2021 Asset-Backed Notes for the period ended June 30, 2017. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities and the 2024 Notes contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2024 Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our Credit Facilities and the 2024 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2024 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Financial Condition of Results of Operations—Borrowings.”

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

Apart from fees payable to us in connection with our role as servicer of the 2014 Loans and the reimbursement of related amounts under the documents governing the 2014 Debt Securitization, we receive cash in connection with the 2014 Debt Securitization only to the extent that the 2014 Trust Depositor receives payments in respect of its equity interests in the 2014 Securitization Issuer. The respective holders of the equity interests in the 2014 Securitization Issuer are the residual claimants on distributions, if any, made by the 2014 Securitization Issuer after the respective 2021 Noteholders and other claimants have been paid in full on each payment date or upon maturity of the 2021 Asset-Backed Notes, subject to the priority of payments under the 2014 Debt Securitization documents governing the 2014 Debt Securitization. To the extent that the value of a 2014 Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of the 2014 Securitization Issuer to make cash distributions in respect of the 2014 Trust Depositor’s equity interests would be negatively affected and consequently, the value of the equity interests in the 2014 Securitization Issuer would also be reduced. In the event that we fail to receive cash indirectly from the 2014 Securitization Issuer, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the 2021 Noteholders may not be aligned with our interests.

The 2021 Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interests in the 2014 Securitization Issuer, as residual claimants in respect of distributions, if any, made by the 2014 Securitization Issuer. As such, there are circumstances in which the interests of the 2021 Noteholders may not be aligned with the interests of holders of the equity interests in the 2014 Securitization Issuer. For example, under the terms of the documents governing the 2014 Debt Securitization, the 2021 Noteholders have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the 2021 Asset-Backed Notes remain outstanding, the respective 2021 Noteholders have the right to act in certain circumstances with respect to the 2014 Loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the 2014 Securitization Issuer, including by exercising remedies under the documents governing the 2014 Debt Securitization.

If an event of default occurs, the 2021 Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2014 Debt Securitization. For example, upon the occurrence of an event of default with respect to the 2021 Asset-Backed Notes, the 2014 Trustee may and will at the direction of the holders of a supermajority of the applicable 2021 Asset-Backed Notes declare the principal, together with any accrued interest, of the notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2014 Securitization Issuer. The 2021 Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the 2014 Loans or through the proceeds of the sale of the 2014 Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2021 Asset-Backed Notes, or to make any distribution to holders of the equity interests in the 2014 Securitization Issuer.

Remedies pursued by the 2021 Noteholders could be adverse to our interests as the indirect holder of the equity interests in the 2014 Securitization Issuer. The 2021 Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the 2021 Noteholders will be consistent with the best interests of the 2014 Trust Depositor or that we will receive, indirectly through the 2014 Trust Depositor, any payments or distributions upon an acceleration of the 2021 Asset-Backed Notes. Any failure of the 2014 Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the 2021 Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

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

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. Legislation introduced in the U.S. House of Representatives during the 114th Congress proposed to modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the asset coverage percentage from 200% to 150%. If such legislation is passed, we may be able to incur additional indebtedness in the future and, therefore, your risk of an investment in our securities may increase.

If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such transaction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

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

We believe that most of the senior loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. In addition, a rise in the equity markets may result in increased market valuations of certain of our existing and prospective portfolio companies, which may lead to new investments with such companies being qualified as non-eligible portfolio company assets and would require we invest in qualified assets or risk losing our status as a business development company. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility, and lead to situations where we might have to restrict our borrowings, reduce our leverage, sell securities and pursue other activities that we are allowed to engage in as a business development company. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Regulation.”

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

•

Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation, which could lead to future losses.

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

We elected to be treated as a RIC for U.S. federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, asset diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify as a RIC for any reason and become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, earned from your investment in our common stock.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in OID for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute in order to be subject to tax as a RIC. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related OID, if ever, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with IRS guidelines and the Code, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate OID in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to make distributions each taxable year to our stockholders treated as dividends for U.S. federal income tax purposes generally of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. Under such circumstances, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify to be subject to tax as a RIC and, thus, become subject to a corporate-level income tax on all our taxable income (including any net realized securities gains).

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” (“PFICs”) and/or “controlled foreign corporations” (“CFCs”). The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash. Furthermore, under recently proposed Treasury Regulations, certain income derived by us either from a PFIC with respect to which we have made a certain U.S. tax election or from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the PFIC or CFC respectively makes distributions of that income to us. As such, we may be restricted in our ability to make QEF elections with respect to our holdings in issuers that could either be treated as PFICs or CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a stockholder. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our Credit Facilities limit our ability to declare distributions to our stockholders if we default under certain provisions of our Credit Facilities. Furthermore, while we may have undistributed earnings, those earnings may not yield distributions because we may incur unrealized losses or otherwise be unable to distribute such earnings.

We have and may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under applicable Treasury regulations and other administrative authorities issued by the IRS, RICs are permitted to treat certain distributions payable in their stock, as taxable dividends that will satisfy their annual distribution obligations for U.S. federal income tax and excise tax purposes provided that stockholders have the opportunity to elect to receive all or a portion of such distribution in cash. Taxable stockholders receiving distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable distributions that are partially payable in our common stock.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of June 30, 2017, approximately 94.5% of our loans were at floating rates or floating rates with a floor and 5.5% of the loans were at fixed rates.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the six months ended June 30, 2017, we did not engage in any hedging activities.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $104.8 million and $271.5 million in assets, respectively, and they accounted for approximately 5.8% and 14.9% of our total assets, respectively, prior to consolidation at June 30, 2017. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.

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

HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2017 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of June 30, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum combined capacity for our SBIC subsidiaries under our existing licenses. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NYSE have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, as amended, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

Further downgrades of the U.S. credit rating, automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like many of our portfolio companies, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a prolonged continuation of the decline in oil and natural gas prices experienced over the last two years would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

The government of the United Kingdom (“U.K.”) held an in-or-out referendum on the U.K.’s membership in the EU on June 23, 2016. The referendum resulted in a vote in favor of the exit of the U.K. from the EU (“Brexit”). A process of negotiation will follow that will determine the future terms of the U.K.’s relationship with the EU. The uncertainty in the wake of the referendum could have a negative impact on both the U.K. economy and the economies of other countries in Europe. The Brexit process also may lead to greater volatility in the global currency and financial markets, which could adversely affect us. In connection with investments in non-U.S. issuers, we may engage in foreign currency exchange transactions but is not required to hedge its currency exposure. As such, we make investments that are denominated in British pound sterling or euros. Our assets are generally valued in U.S. dollars, and the depreciation of the British pound sterling and/or the euro in relation to the U.S. dollar in anticipation of Brexit would adversely affect our investments denominated in British pound sterling or euros that are not fully hedged regardless of the performance of their underlying issuers. Global central banks may maintain historically low interest rates longer than was anticipated prior to the Brexit vote, which could adversely affect our income and the level of our distributions.

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

As of June 30, 2017, we had approximately $57.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of the London Interbank Offered Rate, or LIBOR, across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

We have invested and intend to continue investing in a limited number of technology-related companies and, we have recently seen an increase in the number of investments representing approximately 5% or more of our net asset value. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies.

As of June 30, 2017, approximately 76.1% of the fair value of our portfolio was composed of investments in five industries: 31.5% investments in the drug discovery & development industry, 18.2% investments in the software industry, 10.4% investments in the media/content/info industry, 8.8% investments in the drug delivery industry, and 7.2% investments in the internet consumer & business services industry.

As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2017 that represent greater than 5% of our net assets:

	June 30, 2017
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$108,996	13.3%
Axovant Sciences Ltd.	56,570	6.9%
Insmed, Incorporated	56,296	6.9%
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	51,998	6.4%
Fuze, Inc.	49,990	6.1%
Proterra, Inc.	42,130	5.2%

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

Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.

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

As part of our investment strategy, we plan to invest in portfolio companies in sustainable and renewable technology sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations, which would also impact our ability to realize value since our exit from the investment may be subject to the portfolio company obtaining the necessary regulatory approvals. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

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

Continuation of the decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

A prolonged continuation of the decline in oil and natural gas prices would adversely affect (i) the credit quality of our debt investments in certain of our portfolio companies and (ii) the underlying operating performance of our portfolio companies’ business that are heavily dependent upon the prices of, and demand for, oil and natural gas. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the decline in oil and natural gas prices experienced over the last two years persist, it is likely that the ability of these portfolio companies to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should the decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies’ and other affected companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

Additionally, because of the continued uncertainty surrounding the healthcare industry under the Trump Administration, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

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

At June 30, 2017, approximately 40.2% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 45.7% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 14.1% of the our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property. At June 30, 2017, we had no equipment only liens on any of our portfolio companies.

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

We generally will not control our portfolio companies.

We generally do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our venture growth stage companies.

In some cases, we collateralize our loans with a secured collateral position in a portfolio company’s assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the event of a default on a loan, the intellectual property of the portfolio company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation (which may cause us to incur significant expense or expose us to losses) and possible financial liability or costs.

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

We may from time-to-time provide loans that will be collateralized only by equipment of the portfolio company. If the portfolio company defaults on the loan we would take possession of the underlying equipment to satisfy the outstanding debt. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. At June 30, 2017, we had no equipment-based loans.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $126.0 million or 8.9% of total investments at June 30, 2017. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income each taxable year, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may not have sufficient funds to make follow-on investments. Our decision not to make a follow-on investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity or need to increase our investment in a successful situation or attempt to preserve or enhance the value of our initial investment, for example, the exercise of a warrant to purchase common stock, or a negative situation, to protect an existing investment. We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment. Moreover, a follow-on investment may limit the number of companies in which we can make initial investments. In determining whether to make a follow-on investment, our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments and this could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

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

When we invest in debt securities, we generally expect to acquire warrants or other equity-related securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience. In addition, we anticipate that approximately 50% of our warrants may not realize and exit or generate any returns. Furthermore, because of the GAAP requirements, of those approximately 50% of warrants that do not realize and exit, the assigned costs to the initial warrants may lead to realized write-offs when the warrants either expire or are not exercised.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During the six months ended June 30, 2017, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $338.8 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 7.7% of the outstanding value of our investment portfolio as of June 30, 2017. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Some of our portfolio companies in the healthcare industry are subject to risks associated with the pricing for prescription drugs. It is uncertain whether customers of our healthcare industry portfolio companies will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Additionally, President Trump has taken actions and made statements that suggest he plans to seek repeal of all or portions of the Affordable Care Act, or the ACA. In May 2017, the House of Representatives voted to pass the American Health Care Act, or the AHCA. As proposed, the AHCA would repeal many provisions of the ACA. The Senate is expected to consider an alternative version of the AHCA and it is expected that Congress will continue to consider this or similar legislation to repeal and replace some or all elements of the ACA. There is currently uncertainty with respect to the impact any such repeal may have and any resulting changes may take time to unfold, which could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. We cannot predict the ultimate content, timing or effect of any such legislation or executive action or the impact of potential legislation or executive action on us. Any changes to the method for calculating prescription drug costs may reduce the revenues of our portfolio companies in the healthcare industry which could in turn impair their ability to timely make any principal and interest payments owed to us.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our 2022 Convertible Notes, issued in January 2017, into common stock), could adversely affect the prevailing market prices for our common stock, which may also lead to further dilution of our earnings per share resulting from the outstanding shares attributable to the conversion of the 2022 Convertible Notes. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the six months ended June 30, 2017.

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

Additionally, we may redeem the 2024 Notes after July 30, 2017 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2024 Notes when the fair market value of the 2024 Notes is above par value, you would experience a loss of any potential premium.

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

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt and equity securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of such debt and equity securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our debt and equity securities of any changes in our credit ratings. There can be no assurance that a credit rating will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely if future circumstances relating to the basis of the credit rating, such as adverse changes in our company, so warrant. An increase in the competitive environment, inability to cover distributions, or increase in leverage could lead to a downgrade in our credit ratings and limit our access to the debt and equity markets capability impairing our ability to grow the business. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Investors in offerings of our common stock will likely incur immediate dilution upon the closing of an offering.

We generally expect the public offering price of any offering of shares of our common stock to be higher than the book value per share of our outstanding common stock (unless we offer shares pursuant to a rights offering or after obtaining prior approval for such issuance from our stockholders and our independent directors). Accordingly, investors purchasing shares of common stock in offerings may pay a price per share that exceeds the tangible book value per share after such offering.

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

We may be unable to invest a significant portion of the net proceeds from an offering or from exiting an investment or other capital on acceptable terms, which could harm our financial condition and operating results.

Delays in investing the net proceeds raised in an offering or from exiting an investment or other capital may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering or from exiting an investment or other capital on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we will invest the capital primarily in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding debt obligations, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in new securities meeting our investment objective, the market price for our securities may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then you will experience an immediate dilution of the aggregate NAV of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

The 2024 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2024 Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes.

The 2024 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2024 Notes are obligations exclusively of Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2024 Notes and the 2024 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2024 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be structurally subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes.

The indenture under which the 2024 Notes were issued contains limited protection for the holders of the 2024 Notes.

The indenture under which 2024 Notes were issued offers limited protection to the holders of the 2024 Notes. The terms of the indenture and the 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2024 Notes. In particular, the terms of the indenture and the 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2024 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2024 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2024 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash distributions upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution or the purchase and after deducting the amount of such distribution or purchase);

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

The indenture and the 2024 Notes do not require us to offer to purchase the 2024 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2024 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2024 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2024 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2024 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Notes.

An active trading market for the 2024 Notes may not develop or be sustained, which could limit the market price of the 2024 Notes or your ability to sell them.

Although the 2024 Notes are listed on the NYSE under the symbol “HTGX,” we cannot provide any assurances that an active trading market will develop or be sustained for the 2024 Notes or that the 2024 Notes will be able to be sold. At various times, the 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2024 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes and substantially decrease the market value of the 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility or Union Bank Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility or Union Bank Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2024 Notes, the Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the six months ended June 30, 2017, we issued 81,267 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.1 million.

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
10.1

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 3, 2017.(1)

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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the Six Months Ended June 30, 2017

(in thousands)

		Amount of	As of			Net Change in	As of
		Interest	December 31,			Unrealized	June 30,
		Credited to	2016	Gross	Gross	Appreciation/	2017
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Senior Debt	$142	$1,304	$74	$(450)	$—	$928
	Common Stock	—	3,396	—	—	(2,208)	1,188
HercGamma, Inc.(6)	Common Stock	—	—	1,169	—	—	1,169
Total Majority Owned Control Investments		$142	$4,700	$1,243	$(450)	$(2,208)	$3,285
Other Control Investments
SkyCross, Inc.	Senior Debt	$—	$—	$—	$(1,842)	$1,842	$—
	Preferred Warrants	—	—	—	(394)	394	—
Tectura Corporation(5)	Senior Debt	899	—	20,231	(240)	—	19,991
	Preferred Warrants	—	—	51	(102)	51	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)(7)	Common Stock	—	—	61,502	—	(53,214)	8,288
Total Other Control Investments		$899	$—	$81,784	$(2,578)	$(50,927)	$28,279
Total Control Investments		$1,041	$4,700	$83,027	$(3,028)	$(53,135)	$31,564

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Stock	$—	$4,529	$173	$—	$1,109	$5,811
	Preferred Warrants	—	170	—	—	10	180
Stion Corporation	Senior Debt	2	333	—	(333)	—	—
Total Affiliate Investments		$2	$5,032	$173	$(333)	$1,119	$5,991
Total Control and Affiliate Investments		$1,043	$9,732	$83,200	$(3,361)	$(52,016)	$37,555

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of June 30, 2017
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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
(6)

As of June 30, 2107, the Company's wholly owned subsidiary HercGamma, Inc. became classified as a control investment as a result of an investment in a portfolio company whereby the subsidiary obtained a controlling financial interest.

(7)

As of June 30, 2107, the Company's investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining a controlling financial interest.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: August 3, 2017	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 3, 2017	/S/ MARK R. HARRIS
Mark R. Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.