Form 10-Q
period 2017-09-30
Hercules Capital, Inc.
filed 2017-11-02
CIK 1280784

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

On October 30, 2017, there were 84,162,661 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,374,173 and $1,475,918 respectively)	$1,360,146	$1,414,210
Control investments (cost of $25,788 and $22,598, respectively)	23,382	4,700
Affiliate investments (cost of $89,050 and $13,010, respectively)	33,586	5,032
Total investments in securities, at value (cost of $1,489,011 and $1,511,526 respectively)	1,417,114	1,423,942
Cash and cash equivalents	140,568	13,044
Restricted cash	7,813	8,322
Interest receivable	10,507	11,614
Other assets	6,995	7,282
Total assets	$1,582,997	$1,464,204

Liabilities
Accounts payable and accrued liabilities	$19,057	$21,463
Credit Facilities	—	5,016
2021 Asset-Backed Notes, net (principal of $65,476 and $109,205, respectively) (1)	64,860	107,972
Convertible Notes, net (principal of $230,000 and $0, respectively) (1)	223,097	—
2019 Notes, net (principal of $0 and $110,364, respectively) (1)	—	108,818
2024 Notes, net (principal of $258,510 and $252,873, respectively) (1)	251,716	245,490
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	187,983	187,501
Total liabilities	$746,713	$676,260

Net assets consist of:
Common stock, par value	84	80
Capital in excess of par value	904,357	839,657
Unrealized depreciation on investments (2)	(73,388)	(89,025)
Accumulated undistributed realized gains on investments	10,674	37,603
Distributions in excess of net investment income	(5,443)	(371)
Total net assets	$836,284	$787,944
Total liabilities and net assets	$1,582,997	$1,464,204

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	83,615	79,555
Net asset value per share	$10.00	$9.90

(1)

The Company’s 2021 Asset-Backed Notes, Convertible Notes, 2019 Notes, 2024 Notes and SBA Debentures, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $1.5 million and $1.4 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and warrant participation agreement liabilities as of September 30, 2017 and December 31, 2016, respectively.

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

(Dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Restricted Cash	$7,813	$8,322
Total investments in securities, at value (cost of $168,662 and $244,695, respectively)	166,861	242,349
Total assets	$174,674	$250,671

Liabilities
2021 Asset-Backed Notes, net (principal of $65,476 and $109,205, respectively) (1)	$64,860	$107,972
Total liabilities	$64,860	$107,972

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income:
Interest and PIK interest income
Interest income:
Non-control/Non-affiliate investments	$39,361	$37,783	$117,388	$110,219
Control investments	321	7	994	7
Affiliate investments	246	30	248	145
Total interest income	39,928	37,820	118,630	110,371
PIK interest income:
Non-control/Non-affiliate investments	2,364	2,124	6,661	5,668
Control investments	143	8	511	8
Total PIK interest income	2,507	2,132	7,172	5,676
Total interest and PIK interest income	42,435	39,952	125,802	116,047
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	2,239	3,274	7,613	8,700
Control investments	1	1	11	1
Affiliate investments	2	—	2	—
Total commitment, facility and loan fee income	2,242	3,275	7,626	8,701
One-time fee income:
Non-control/Non-affiliate investments	1,188	1,875	7,254	2,831
Total one-time fee income	1,188	1,875	7,254	2,831
Total fee income	3,430	5,150	14,880	11,532
Total investment income	45,865	45,102	140,682	127,579
Operating expenses:
Interest	9,185	8,717	28,046	23,306
Loan fees	1,314	1,432	5,500	3,698
General and administrative	3,548	4,114	12,362	12,095
Employee compensation:
Compensation and benefits	6,014	5,621	17,276	15,637
Stock-based compensation	1,831	1,442	5,573	5,616
Total employee compensation	7,845	7,063	22,849	21,253
Total operating expenses	21,892	21,326	68,757	60,352
Net investment income	23,973	23,776	71,925	67,227
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(8,911)	7,870	(10,940)	3,427
Control investments	(15,543)	—	(15,989)	—
Total net realized gain (loss) on investments	(24,454)	7,870	(26,929)	3,427
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	11,320	(1,387)	45,420	(11,005)
Control investments	17,624	—	17,703	(3,421)
Affiliate investments	4,609	553	(47,486)	(1,646)
Total net unrealized appreciation (depreciation) on investments	33,553	(834)	15,637	(16,072)
Total net realized and unrealized gain (loss)	9,099	7,036	(11,292)	(12,645)
Net increase in net assets resulting from operations	$33,072	$30,812	$60,633	$54,582

Net investment income before investment gains and losses per common share:
Basic	$0.29	$0.32	$0.87	$0.91
Change in net assets resulting from operations per common share:
Basic	$0.40	$0.41	$0.73	$0.74
Diluted	$0.40	$0.41	$0.73	$0.74
Weighted average shares outstanding
Basic	82,496	74,122	82,073	72,685
Diluted	82,607	74,157	82,173	72,702
Distributions declared per common share:
Basic	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						Net Investment
					Accumulated	Income/
				Unrealized	Undistributed	(Distributions
			Capital in	Appreciation	Realized	in Excess of
	Common Stock		excess	(Depreciation)	Gains (Losses)	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income)	Assets
Balance at December 31, 2015	72,118	$73	$751,902	$(52,808)	$27,993	$(10,026)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	(16,072)	3,427	67,227	54,582
Public offering, net of offering expenses	4,273	4	50,173	—	—	—	50,177
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	42	—	426	—	—	—	426
Retired shares from net issuance	(6)	—	—	—	—	—	—
Issuance of common stock under restricted stock plan	552	1	(1)	—	—	—	—
Retired shares for restricted stock vesting	(240)	—	(2,560)	—	—	—	(2,560)
Distributions reinvested in common stock	111	—	1,343	—	—	—	1,343
Distributions	—	—	—	—	—	(68,408)	(68,408)
Stock-based compensation (1)	—	—	5,685	—	—	—	5,685
Balance at September 30, 2016	76,400	$77	$802,179	$(68,880)	$31,420	$(11,207)	$753,589

Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$37,603	$(371)	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	15,637	(26,929)	71,925	60,633
Public offering, net of offering expenses	4,077	4	56,330	—	—	—	56,334
Issuance of common stock due to stock option exercises	46	—	213	—	—	—	213
Retired shares from net issuance	(18)	—	(172)	—	—	—	(172)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—
Retired shares for restricted stock vesting	(187)	—	(2,483)	—	—	—	(2,483)
Distributions reinvested in common stock	132	—	1,780	—	—	—	1,780
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	—	(76,997)	(76,997)
Stock-based compensation (1)	—	—	5,619	—	—	—	5,619
Balance at September 30, 2017	83,615	$84	$904,357	$(73,388)	$10,674	$(5,443)	$836,284

(1)	Stock-based compensation includes $46 and $69 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$60,633	$54,582
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(487,321)	(461,772)
Principal and fee payments received on investments	486,985	340,584
Proceeds from the sale of investments	21,945	16,701
Net unrealized appreciation (depreciation) on investments	(15,637)	16,072
Net realized loss (gain) on investments	26,929	(3,427)
Accretion of paid-in-kind principal	(7,078)	(5,317)
Accretion of loan discounts	(5,242)	(5,524)
Accretion of loan discount on Convertible Notes	448	82
Accretion of loan exit fees	(14,413)	(16,679)
Change in deferred loan origination revenue	1,083	(253)
Unearned fees related to unfunded commitments	441	(308)
Amortization of debt fees and issuance costs	4,534	2,987
Depreciation	153	152
Stock-based compensation and amortization of restricted stock grants (1)	5,619	5,685
Change in operating assets and liabilities:
Interest and fees receivable	1,107	(1,622)
Prepaid expenses and other assets	(1,100)	228
Accounts payable	—	56
Accrued liabilities	(2,457)	(729)
Net cash provided by (used in) operating activities	76,629	(58,502)

Cash flows from investing activities:
Purchases of capital equipment	(127)	(227)
Reduction of restricted cash	509	211
Net cash provided by (used in) investing activities	382	(16)

Cash flows from financing activities:
Issuance of common stock, net	56,334	50,177
Repurchase of common stock, net	—	(4,790)
Retirement of employee shares	(2,442)	(2,134)
Distributions paid	(75,217)	(67,065)
Issuance of Convertible Notes	230,000	—
Issuance of 2024 Notes Payable	5,637	141,945
Repayments of 2019 Notes Payable	(110,364)	—
Repayments of 2021 Asset-Backed Notes	(43,729)	(12,296)
Borrowings of credit facilities	8,497	193,276
Repayments of credit facilities	(13,513)	(243,276)
Cash paid for debt issuance costs	(4,662)	(4,858)
Cash paid for redemption of convertible notes	—	(17,604)
Fees paid for credit facilities and debentures	(28)	(1,041)
Net cash provided by financing activities	50,513	32,334
Net increase (decrease) in cash and cash equivalents	127,524	(26,184)
Cash and cash equivalents at beginning of period	13,044	95,196
Cash and cash equivalents at end of period	$140,568	$69,012

Supplemental non-cash investing and financing activities:
Distributions reinvested	1,780	1,343

(1)	Stock-based compensation includes $46 and $69 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$5,405	$5,488	$5,545
Subtotal: 1-5 Years Maturity						5,488	5,545
Subtotal: Biotechnology Tools (0.66%)*						5,488	5,545
Communications & Networking
Under 1 Year Maturity
OpenPeak, Inc. (8)	Communications & Networking	Senior Secured	April 2018	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,464	8,228	—
Subtotal: Under 1 Year Maturity						8,228	—
Subtotal: Communications & Networking (0.00%)*						8,228	—
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%, 2.95% Exit Fee	$19,619	19,686	19,830
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Total Antenna79 (p.k.a. Pong Research Corporation)					$20,619	20,686	20,830
Second Time Around (Simplify Holdings, LLC) (7)(8)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 4.75% Exit Fee	$1,746	1,781	—
Subtotal: 1-5 Years Maturity						22,467	20,830
Subtotal: Consumer & Business Products (2.49%)*						22,467	20,830

Drug Delivery
Under 1 Year Maturity
Pulmatrix Inc. (9)(11)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$3,958	4,120	4,120
Subtotal: Under 1 Year Maturity						4,120	4,120
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (10)(11)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$20,466	21,575	21,650
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$12,465	12,787	12,738
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 8.75%, 4.25% Exit Fee	$25,000	24,933	24,933
Edge Therapeutics, Inc. (12)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%, 4.95% Exit Fee	$20,000	20,252	20,326
ZP Opco, Inc (p.k.a. Zosano Pharma) (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%, 2.87% Exit Fee	$7,812	8,071	8,023
Subtotal: 1-5 Years Maturity						87,618	87,670
Subtotal: Drug Delivery (10.98%)*						91,738	91,790

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Drug Discovery & Development
Under 1 Year Maturity
CytRx Corporation (11)(15)	Drug Discovery & Development	Senior Secured	August 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%, 7.09% Exit Fee	$11,000	$11,901	$11,901
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$3,066	3,349	—
Subtotal: Under 1 Year Maturity						15,250	11,901
1-5 Years Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$11,435	11,598	11,585
Aveo Pharmaceuticals, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%, 5.40% Exit Fee	$10,000	10,367	10,413
	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 6.90% or Floor rate of 11.90%, 3.00% Exit Fee	$10,000	9,904	9,914
Total Aveo Pharmaceuticals, Inc.					$20,000	20,271	20,327
Axovant Sciences Ltd. (5)(10)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,479	53,680
Bellicum Pharmaceuticals, Inc. (15)	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%, 8.11% Exit Fee	$15,000	15,527	15,653
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%, 3.48% Exit Fee	$5,000	5,042	5,105
	Drug Discovery & Development	Senior Secured	March 2020	Interest rate PRIME + 5.85% or Floor rate of 9.35%, 6.95% Exit Fee	$10,000	10,118	10,193
Total Bellicum Pharmaceuticals, Inc.					$30,000	30,687	30,951
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 6.75% Exit Fee	$6,565	6,794	5,100
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (11)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 4.09% Exit Fee	$14,964	14,794	14,800
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%, 4.95% Exit Fee	$15,441	16,001	15,971
Insmed, Incorporated (11)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%, 4.86% Exit Fee	$55,000	55,253	55,297
Metuchen Pharmaceuticals LLC (12)(14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$35,444	35,285	35,325
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	39,943	39,935
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	9,986	9,985
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$50,000	49,929	49,920
PhaseRx, Inc. (15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%, 5.85% Exit Fee	$5,468	5,554	5,563
Sorrento Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%, 5.50% Exit Fee	$30,000	29,113	28,854
Stealth Bio Therapeutics Corp. (5)(10)(12)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 5.00% Exit Fee	$15,000	14,794	14,794
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%, 5.48% Exit Fee	$20,000	20,479	20,456
Verastem, Inc. (12)(17)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$2,500	2,478	2,476
Subtotal: 1-5 Years Maturity						366,509	365,099
Subtotal: Drug Discovery & Development (45.08%)*						381,759	377,000

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)(17)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$7,500	$7,501	$7,468
Subtotal: 1-5 Years Maturity						7,501	7,468
Subtotal: Electronics & Computer Hardware (0.89%)*						7,501	7,468
Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Corporation (13)(14)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$17,530	17,339	17,339
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$20,000	19,848	19,848
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,859	19,893
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,911	9,875
Total PH Group Holdings					$30,000	29,770	29,768
Subtotal: 1-5 Years Maturity						66,957	66,955
Subtotal: Healthcare Services, Other (8.01%)*						66,957	66,955
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(17)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 1.70%	$7,535	7,317	7,317
Netbase Solutions, Inc. (13)(14)	Information Services	Senior Secured	August 2020	Interest rate PRIME + 6.00% or Floor rate of 10.00%, PIK Interest 2.00%, 3.00% Exit Fee	$9,005	8,605	8,605
Subtotal: 1-5 Years Maturity						15,922	15,922
Subtotal: Information Services (1.90%)*						15,922	15,922
Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc. (11)(14)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%, 1.50% Exit Fee	$2,092	2,086	1,797
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%, 1.50% Exit Fee	$18,739	18,676	16,091
Total Aria Systems, Inc.					$20,831	20,762	17,888
Intent Media, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%, 2.00% Exit Fee	$5,037	4,970	4,996
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.35%, 2.00% Exit Fee	$2,008	1,960	1,967
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.50%, 2.00% Exit Fee	$2,009	1,961	1,968
Total Intent Media, Inc.					$9,054	8,891	8,931
LogicSource (15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$7,237	7,438	7,507
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$40,821	40,256	40,779
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,145	20,145	20,145
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	2,995
Total Tectura Corporation					$31,160	20,385	23,140
Subtotal: 1-5 Years Maturity						97,732	98,245
Subtotal: Internet Consumer & Business Services (11.75%)*						97,732	98,245

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Media/Content/Info
Under 1 Year Maturity
Machine Zone, Inc. (14)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$106,179	$105,575	$105,575
Subtotal: Under 1 Year Maturity						105,575	105,575
1-5 Years Maturity
FanDuel, Inc. (12)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 9.02% Exit Fee	$19,354	19,437	19,437
WP Technology, Inc. (Wattpad, Inc.) (5)(10)(12)	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%, 5.80% Exit Fee	$5,000	5,107	5,192
	Media/Content/Info	Senior Secured	April 2020	Interest rate PRIME + 4.75% or Floor rate of 8.25%, 5.80% Exit Fee	$5,000	5,038	5,106
Total WP Technology, Inc. (Wattpad, Inc.)					$10,000	10,145	10,298
Subtotal: 1-5 Years Maturity						29,582	29,735
Subtotal: Media/Content/Info (16.18%)*						135,157	135,310
Medical Devices & Equipment
Under 1 Year Maturity
Amedica Corporation (9)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 8.25% Exit Fee	$2,378	4,008	4,008
Gamma Medica, Inc. (8)(11)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.00% Exit Fee	$161	366	—
Subtotal: Under 1 Year Maturity						4,374	4,008
1-5 Years Maturity
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 5.42% Exit Fee	$3,244	3,524	3,486
IntegenX, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%, 6.75% Exit Fee	$15,000	15,513	15,507
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%, 9.75% Exit Fee	$2,500	2,575	2,572
Total IntegenX, Inc.					$17,500	18,088	18,079
Micell Technologies, Inc. (12)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$6,200	6,332	6,410
Quanta Fluid Solutions (5)(10)(11)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$10,730	10,982	10,970
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 4.00% Exit Fee	$9,043	9,452	9,465
Sebacia (15)	Medical Devices & Equipment	Senior Secured	July 2020	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$8,000	7,865	7,865
Tela Bio, Inc. (15)	Medical Devices & Equipment	Senior Secured	September 2020	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 3.15% Exit Fee	$5,000	4,969	4,948
Subtotal: 1-5 Years Maturity						61,212	61,223
Subtotal: Medical Devices & Equipment (7.80%)*						65,586	65,231
Semiconductors
Under 1 Year Maturity
Aquantia Corp. (17)	Semiconductors	Senior Secured	February 2018	Interest rate PRIME + 3.95% or Floor rate of 7.20%	$5,000	5,000	5,000
Subtotal: Under 1 Year Maturity						5,000	5,000
1-5 Years Maturity
Achronix Semiconductor Corporation (15)	Semiconductors	Senior Secured	August 2020	Interest rate PRIME + 7.00% or Floor rate of 11.00%, 12.50% Exit Fee	$5,000	5,005	5,013
	Semiconductors	Senior Secured	February 2019	Interest rate PRIME + 6.00% or Floor rate of 10.00%	$5,000	5,000	5,000
Total Achronix Semiconductor Corporation					$10,000	10,005	10,013
Subtotal: 1-5 Years Maturity						10,005	10,013
Subtotal: Semiconductors (1.80%)*						15,005	15,013

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Software
Under 1 Year Maturity
Clickfox, Inc. (13)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%, 12.01% Exit Fee	$8,836	$9,870	$9,870
Digital Train Limited (15)	Software	Senior Secured	July 2018	Interest rate 12-month LIBOR + 2.50%	$5,671	5,671	4,073
RedSeal Inc. (15)(17)	Software	Senior Secured	June 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,698	2,698	2,698
	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 3.95% Exit Fee	$2,888	3,032	3,032
Total RedSeal Inc.					$5,586	5,730	5,730
Subtotal: Under 1 Year Maturity						21,271	19,673
1-5 Years Maturity
Clarabridge, Inc. (12)(14)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$40,559	40,533	40,843
Emma, Inc.	Software	Senior Secured	September 2022	Interest rate daily LIBOR + 7.75% or Floor rate of 8.75%	$50,000	48,500	48,500
Evernote Corporation (14)(15)(17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,970	6,126
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,010	3,984	3,984
Total Evernote Corporation					$10,010	9,954	10,110
Fuze, Inc. (14)(15)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$50,136	50,152	50,152
Impact Radius Holdings, Inc. (14)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$7,516	7,509	7,509
OneLogin, Inc. (14)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$15,753	15,668	15,983
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	6,905	6,905
Quid, Inc. (14)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,256	8,356	8,458
RedSeal Inc. (15)	Software	Senior Secured	January 2020	Interest rate PRIME + 7.75% or Floor rate of 11.25%, 5.95% Exit Fee	$5,000	4,970	4,973
Signpost, Inc. (14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 3.75% Exit Fee	$15,441	15,454	15,637
Vela Trading Technologies	Software	Senior Secured	July 2022	Interest rate daily LIBOR + 9.50% or Floor rate of 10.50%	$20,000	19,471	19,471
Wrike, Inc. (12)(14)(17)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%, 3.00% Exit Fee	$10,113	9,880	9,945
Subtotal: 1-5 Years Maturity						237,352	238,486
Subtotal: Software (30.87%)*						258,623	258,159

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Specialty Pharmaceuticals
Under 1 Year Maturity
Jaguar Animal Health, Inc. (11)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%, 7.00% Exit Fee	$1,350	$1,725	$1,725
Subtotal: Under 1 Year Maturity						1,725	1,725
1-5 Years Maturity
Alimera Sciences, Inc. (11)(14)	Specialty Pharmaceuticals	Senior Secured	November 2020	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.00%, 4.00% Exit Fee	$35,308	35,282	35,635
Subtotal: 1-5 Years Maturity						35,282	35,635
Subtotal: Specialty Pharmaceuticals (4.47%)*						37,007	37,360
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (13)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%, 6.70% Exit Fee	$8,500	8,687	8,700
Subtotal: 1-5 Years Maturity						8,687	8,700
Subtotal: Surgical Devices (1.04%)*						8,687	8,700
Sustainable and Renewable Technology
1-5 Years Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 8.50% Exit Fee	$20,000	21,161	21,223
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$15,000	14,698	14,698
Proterra, Inc. (11)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%, 7.00% Exit Fee	$5,000	5,155	5,178
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 6.95% or Floor rate of 10.20%, 5.95% Exit Fee	$25,000	25,992	25,951
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%, 4.95% Exit Fee	$10,000	10,179	10,193
Total Proterra, Inc.					$40,000	41,326	41,322
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 4.00% Exit Fee	$5,172	5,381	5,414
Tendril Networks (12)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 9.25%, 8.50% Exit Fee	$13,156	13,903	13,883
Subtotal: 1-5 Years Maturity						96,469	96,540
Subtotal: Sustainable and Renewable Technology (11.54%)*						96,469	96,540
Total: Debt Investments (155.46%)*						1,314,326	1,300,068

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—

Communications & Networking
Achilles Technology Management Co II, Inc. (7)(15)	Communications & Networking	Equity	Common Stock	100	3,100	242
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	102	29
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,897
Subtotal: Communications & Networking (0.62%)*					4,202	5,168

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	708
Subtotal: Diagnostic (0.08%)*					750	708

Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)	Drug Delivery	Equity	Common Stock	54,240	108	249
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	774
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	536
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,144
Revance Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	22,765	557	627
Subtotal: Drug Delivery (0.40%)*					2,974	3,330

Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	6,944
Axovant Sciences Ltd. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	129,827	1,270	437
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	101
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	42
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	821
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	430
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	326
Inotek Pharmaceuticals Corporation (4)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	7
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	2,209
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	1,914,448	2,000	888
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,917
Subtotal: Drug Discovery & Development (1.69%)*					16,778	14,122

Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	31
Subtotal: Electronics & Computer Hardware (0.00%)*					34	31

Information Services
DocuSign, Inc.	Information Services	Equity	Common Stock	385,000	6,081	7,425
Subtotal: Information Services (0.89%)*					6,081	7,425

Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	33
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	265
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	256
Total Lightspeed POS, Inc.				428,707	500	521
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	2,121
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	806
Total OfferUp, Inc.				394,790	2,295	2,927
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	448
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	259
Total Oportun (p.k.a. Progress Financial)				306,153	500	707
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	51
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.51%)*					3,578	4,239

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	$4,085	$4,773
Subtotal: Media/Content/Info (0.57%)*					4,085	4,773

Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	169
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	848
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	919
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	868
Total Gelesis, Inc.				581,038	925	2,635
HercGamma, Inc. (7)	Medical Devices & Equipment	Equity	Common Stock	100	523	—
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	254
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	196
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	504
Total Medrobotics Corporation				374,703	905	954
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	389
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	110
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,907
	Medical Devices & Equipment	Equity	Preferred Series E	15,638,888	1,308	1,496
Total Optiscan Biomedical, Corp.				78,855,687	10,220	5,902
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	579
Quanterix Corporation	Medical Devices & Equipment	Equity	Preferred Series D	272,479	1,000	1,135
Subtotal: Medical Devices & Equipment (1.36%)*					15,866	11,374

Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	90
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	987
	Software	Equity	Preferred Series 3	93,620	300	306
Total Druva, Inc.				552,461	1,300	1,293
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	2,675
	Software	Equity	Preferred Series E	80,587	131	676
Total ForeScout Technologies, Inc.				399,686	529	3,351
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (5)(10)	Software	Equity	Preferred Series E	669,173	963	1,378
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	5,379
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,259
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	182
Subtotal: Software (1.91%)*					12,732	15,932

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	39
	Surgical Devices	Equity	Preferred Series C	656,538	282	54
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	694
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	460
Total Gynesonics, Inc.				5,653,360	1,673	1,247
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	342
	Surgical Devices	Equity	Preferred Series C	119,999	300	306
	Surgical Devices	Equity	Preferred Series D	260,000	650	889
	Surgical Devices	Equity	Preferred Series F	100,200	500	504
Total Transmedics, Inc.				569,160	2,550	2,041
Subtotal: Surgical Devices (0.39%)*					4,223	3,288

Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Glori Energy, Inc. (4)	Sustainable and Renewable Technology	Equity	Common Stock	18,208	165	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	575
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	528
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	288	61,502	12,824
Subtotal: Sustainable and Renewable Technology (1.67%)*					63,428	13,927
Total: Equity Investments (10.08%)*					135,231	84,317

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$426
Subtotal: Biotechnology Tools (0.05%)*					323	426

Communications & Networking
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	—
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	379
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.05%)*					574	379

Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	231
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.03%)*					823	231

Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)(15)	Drug Delivery	Warrant	Common Stock	176,730	786	264
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	183
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	838
Celsion Corporation (4)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	301
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,032
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	117
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	10
ZP Opco, Inc. (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	72,379	266	1
Subtotal: Drug Delivery (0.33%)*					3,670	2,746

Drug Discovery & Development
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	8
Anthera Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,022	984	—
Audentes Therapeutics, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	62	136
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	26
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	—
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	2
Concert Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	413
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	4
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	634,146	160	106
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	41
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	13
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,382,323	626	80
Nanotherapeutics, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	78
Neothetics, Inc. (p.k.a. Lithera, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	10
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	516
PhaseRx, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	2
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	107
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	106
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	487,500	116	130
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	38
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	14
Subtotal: Drug Discovery & Development (0.22%)*					8,304	1,830

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	$100	$107
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	107

Healthcare Services, Other
Chromadex Corporation (4)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	184
Subtotal: Healthcare Services, Other (0.02%)*					157	184

Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C	648,400	98	17
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	29
Total InXpo, Inc.				1,813,583	172	46
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,250,000	246	254
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	355	351
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.08%)*					953	651
						.
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	5
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	156
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	206
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,300
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	41
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	35
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	186
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	1,311
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	10
Subtotal: Internet Consumer & Business Services (0.51%)*					3,771	4,250

Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Preferred Series A	4,648	730	1,875
	Media/Content/Info	Warrant	Common Stock	15,570	—	—
Total FanDuel, Inc.				20,218	730	1,875
Machine Zone, Inc. (16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	4,833
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	125
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	8
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	32
Subtotal: Media/Content/Info (0.82%)*					3,425	6,873

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Medical Devices & Equipment
Amedica Corporation (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	103,225	$459	$2
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	108
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	309
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	200
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	39,364	242	—
IntegenX, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	24
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	388
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	241
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	107
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	95
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	161
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	446
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	173,428	180	94
	Medical Devices & Equipment	Warrant	Preferred Series D	38,828	25	19
Total Quanterix Corporation				212,256	205	113
Sebacia, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	133
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (4)	Medical Devices & Equipment	Warrant	Common Stock	13,864	401	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	129,310	20	10
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	164
Subtotal: Medical Devices & Equipment (0.30%)*					6,156	2,501

Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	160	80
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	358
Total Achronix Semiconductor Corporation				1,110,000	259	438
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	172
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	157
Subtotal: Semiconductors (0.09%)*					309	767

Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	75
	Software	Warrant	Preferred Series F	31,673	343	65
Total Actifio, Inc.				105,257	592	140
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	669
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	580
	Software	Warrant	Preferred Series C	592,019	730	446
	Software	Warrant	Preferred Series C-A	2,218,214	230	4,628
Total Clickfox, Inc.				3,848,796	1,290	5,654
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	139
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	108
Mattersight Corporation (4)	Software	Warrant	Common Stock	357,143	538	214
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	373
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	238
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	12
NewVoiceMedia Limited (5)(10)	Software	Warrant	Preferred Series E	225,586	33	135
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	293
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	6
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	36
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	106
Sonian, Inc. (15)	Software	Warrant	Preferred Series C	185,949	106	97
Wrike, Inc.	Software	Warrant	Common Stock	698,760	462	1,108
Subtotal: Software (1.12%)*					4,679	9,328

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	$861	$515
Subtotal: Specialty Pharmaceuticals (0.06%)*					861	515

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	13
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	252
Total Gynesonics, Inc.				1,756,445	395	265
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	24
	Surgical Devices	Warrant	Preferred Series D	175,000	100	421
	Surgical Devices	Warrant	Preferred Series F	50,544	38	69
Total Transmedics, Inc.				265,980	363	514
Subtotal: Surgical Devices (0.09%)*					758	779

Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	138
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series 1B	13,667	82	—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	24
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,666	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	312
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	582
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	16
Stion Corporation (6)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	90
Subtotal: Sustainable and Renewable Technology (0.14%)*					4,579	1,162
Total: Warrant Investments (3.91%)*					39,454	32,729
Total Investments in Securities (169.45%)*					$1,489,011	$1,417,114

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 4.25% at September 30, 2017. Daily LIBOR and 12-month LIBOR represent 1.18% and 1.79%, respectively, at September 30, 2017.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $32.3 million, $113.4 million and $81.1 million respectively. The tax cost of investments is $1.5 billion.

(4)

Except for warrants in 38 publicly traded companies and common stock in 19 publicly traded companies, all investments are restricted at September 30, 2017 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)

Affiliate investment as defined under the Investment Company Act of 1940, as amended, (the “1940 Act”) in which Hercules owns at least 5% but generally less than 25% of the company’s voting securities.

(7)	Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)

Debt is on non-accrual status at September 30, 2017, and is therefore considered non-income producing. Note that at September 30, 2017, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

(9)	Denotes that all or a portion of the debt investment is convertible debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology II, L.P., or HT II, or Hercules Technology III, L.P., or HT III, the Company’s wholly owned small business investment companies, or SBIC, subsidiaries.

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at September 30, 2017.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at September 30, 2017. Refer to Note 10.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (11) (14A)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%	$6,000	$5,971	$6,035
Subtotal: 1-5 Years Maturity						5,971	6,035
Subtotal: Biotechnology Tools (0.77%)*						5,971	6,035

Communications & Networking
Under 1 Year Maturity
Achilles Technology Management Co II, Inc. (6) (13) (14B)	Communications & Networking	Senior Secured	August 2017	PIK Interest 10.50%	$1,278	1,304	1,304
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,211	8,975	—
Subtotal: Under 1 Year Maturity						10,279	1,304
1-5 Years Maturity
Avanti Communications Group (4) (9)	Communications & Networking	Senior Secured	October 2019	Interest rate FIXED 10.00%	$8,025	7,212	4,825
SkyCross, Inc. (6) (7) (13) (14B) (15)	Communications & Networking	Senior Secured	January 2018	Interest rate FIXED 10.95%, PIK Interest 5.00%	$16,758	16,900	—
Spring Mobile Solutions, Inc. (12) (14B)	Communications & Networking	Senior Secured	January 2019	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	3,038	3,044
Subtotal: 1-5 Years Maturity						27,150	7,869
Subtotal: Communications & Networking (1.16%)*						37,429	9,173

Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (14A) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,837	19,837
	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	965	965
Total Antenna79 (p.k.a. Pong Research Corporation)					$21,000	20,802	20,802
Nasty Gal (14B) (15)	Consumer & Business Products	Senior Secured	May 2019	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$13,241	13,148	13,148
Second Time Around (Simplify Holdings, LLC) (14A) (15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%	$2,280	2,302	2,283
Subtotal: 1-5 Years Maturity						36,252	36,233
Subtotal: Consumer & Business Products (4.60%)*						36,252	36,233
Drug Delivery
Under 1 Year Maturity
AcelRx Pharmaceuticals, Inc. (9) (10) (14A) (15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$20,466	$21,151	$21,151
Celsion Corporation (10) (14A	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$2,246	2,575	2,575
Subtotal: Under 1 Year Maturity						23,726	23,726
1-5 Years Maturity
Agile Therapeutics, Inc. (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%	$16,500	16,524	16,434
Aprecia Pharmaceuticals Company (11) (14A)	Drug Delivery	Senior Secured	January 2020	Interest rate PRIME + 5.75% or Floor rate of 9.25%	$20,000	19,700	19,706
BioQ Pharma Incorporated (10) (14A) (14B)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$8,231	8,636	8,577
	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$2,464	2,511	2,509
Total BioQ Pharma Incorporated					$10,695	11,147	11,086
Edge Therapeutics, Inc. (11) (14A) (17)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%	$15,000	15,004	15,045
Pulmatrix Inc. (8) (10) (14A)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$5,954	6,022	6,013
ZP Opco, Inc. (p.k.a. Zosano Pharma) (10) (14A)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%	$12,123	12,325	12,238
Subtotal: 1-5 Years Maturity						80,722	80,522
Subtotal: Drug Delivery (13.23%)*						104,448	104,248

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$99
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	86,329	82	—
American Superconductor Corporation (3)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	85
Beamreach Solar (p.k.a. Solexel, Inc.) (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	1,171,625	1,162	—
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,666	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	30
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	20
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	201
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	457
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	3
Stion Corporation (5)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	20,000,000	543	—
	Sustainable and Renewable Technology	Warrant	Preferred Series C	32,472,222	902	—
Total Sungevity, Inc.				52,472,222	1,445	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	219
Trilliant, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series A	320,000	162	202
Subtotal: Sustainable and Renewable Technology (0.17%)*					7,348	1,316
Total: Warrant Investments (3.49%)*					45,014	27,485
Total Investments in Securities (180.72%)*					$1,511,526	$1,423,942

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
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
(7)

Debt is on non-accrual status at December 31, 2016, and is therefore considered non-income producing. Note that at December 31, 2016, only the $11.0 million PIK loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

B. This fee ranges from 5.0% to 10.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

C. This fee ranges from 10.0% to 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

D. This fee is greater than 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly owned SBIC subsidiaries.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2016.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2016. Refer to Note 10.
(18)	Repayment of debt investment is delinquent of the contractual maturity date as of December 31, 2016.
(19)	The stated PIK interest rate may be reduced to 1.45% subject to achievement of a milestone by the portfolio company.

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

HT II and HT III hold approximately $107.9 million and $279.9 million in assets, respectively, and they accounted for approximately 5.4% and 13.9% of the Company’s total assets, respectively, prior to consolidation at September 30, 2017.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the portfolio investments held by these taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2016. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

At September 30, 2017, approximately 89.5% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,300,068	$—	$—	$1,300,068
Preferred Stock	41,993	—	—	41,993
Common Stock	42,324	16,018	—	26,306
Warrants	32,729	—	3,520	29,209
Escrow Receivable	915	—	—	915
Total	$1,418,029	$16,018	$3,520	$1,398,491

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2017
Senior Debt	$1,323,978	$(24,318)	$39,423	$498,613	$—	$(474,957)	$—	$(62,671)	$1,300,068
Preferred Stock	39,418	(7,531)	10,101	473	(468)	—	—	—	41,993
Common Stock	10,965	—	(49,532)	3,748	(1,546)	—	62,671	—	26,306
Warrants	24,246	755	9,650	1,784	(7,226)	—	—	—	29,209
Escrow Receivable	1,382	11	—	3,119	(3,597)	—	—	—	915
Total	$1,399,989	$(31,083)	$9,642	$507,737	$(12,837)	$(474,957)	$62,671	$(62,671)	$1,398,491

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers into Level 3 during the nine months ended September 30, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions. Transfers out of Level 3 during the nine months ended September 30, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

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

For the nine months ended September 30, 2017, approximately $2.4 million in net unrealized appreciation and $49.3 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of the Company’s debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $1.1 million in net unrealized depreciation and $10.2 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$14,794	Originated Within 6 Months	Origination Yield	13.22%	13.22%
	489,860	Market Comparable Companies	Hypothetical Market Yield	9.42% - 15.44%	12.98%
			Premium/(Discount)	0.00% - 0.75%
	5,100	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 100.00%
Technology	152,443	Originated Within 6 Months	Origination Yield	10.46% - 17.49%	11.57%
	219,760	Market Comparable Companies	Hypothetical Market Yield	9.07% - 19.06%	13.68%
			Premium/(Discount)	(0.25%) - 0.50%
	21,960	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	14,698	Originated Within 6 Months	Origination Yield	17.61%	17.61%
Technology	81,842	Market Comparable Companies	Hypothetical Market Yield	11.78% - 14.49%	13.18%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	32,798	Originated Within 6 Months	Origination Yield	10.38% - 13.18%	11.06%
	58,556	Market Comparable Companies	Hypothetical Market Yield	9.38% - 17.29%	12.77%
			Premium/(Discount)	0.00% - 0.75%
	—	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	37,187	Originated Within 6 Months	Origination Yield	12.09% - 12.68%	12.40%
	20,145	Market Comparable Companies	Hypothetical Market Yield	8.81%	8.81%
			Premium/(Discount)	0.25%
	2,995	Liquidation (3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	147,930	Debt Investments Maturing in Less than One Year
	$1,300,068	Total Level Three Debt Investments

(1)

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(3)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (4)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

(1)

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$10,413	Market Comparable Companies	EBITDA Multiple (2)	5.8x - 56.7x	16.4x
			Revenue Multiple (2)	0.4x - 6.2x	3.2x
			Discount for Lack of Marketability (3)	10.08% - 14.34%	11.61%
			Average Industry Volatility (4)	39.02% - 62.19%	55.65%
			Risk-Free Interest Rate	1.20% - 1.33%	1.22%
			Estimated Time to Exit (in months)	6 - 14	7
	19,167	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(16.27%) - 23.40%	7.42%
			Average Industry Volatility (4)	29.02% - 106.33%	79.23%
			Risk-Free Interest Rate	0.80% - 1.53%	1.21%
			Estimated Time to Exit (in months)	8 - 29	13
	38,719	Other (7)
Warrant Investments	21,198	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 56.7x	15.7x
			Revenue Multiple (2)	0.4x - 7.5x	2.8x
			Discount for Lack of Marketability (3)	5.06% - 31.10%	14.96%
			Average Industry Volatility (4)	33.09% - 106.76%	55.33%
			Risk-Free Interest Rate	0.99% - 1.75%	1.30%
			Estimated Time to Exit (in months)	2 - 47	16
	6,056	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(69.77%) - 139.40%	14.28%
			Average Industry Volatility (4)	29.02% - 108.76%	75.67%
			Risk-Free Interest Rate	0.80% - 1.82%	1.24%
			Estimated Time to Exit (in months)	8 - 41	15
	1,955	Other (7)
Total Level Three Warrant and Equity Investments	$97,508

(1)

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

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(6)	Weighted averages are calculated based on the fair market value of each investment.

(7)    The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (2)	0.0x - 38.7x	12.3x
			Revenue Multiple (2)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (3)	13.75% - 25.97%	16.73%
			Average Industry Volatility (4)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (4)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other (6)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (2)	2.6x - 51.4x	13.8x
			Revenue Multiple (2)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (3)	11.74% - 27.25%	19.02%
			Average Industry Volatility (4)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (4)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other (6)
Total Level Three Warrant and Equity Investments	$74,629

(1)

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

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Weighted averages are calculated based on the fair market value of each investment.
(6)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

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

The Company applies a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market based movements.

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

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt investment is less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if under the in-exchange premise, the value of a debt investment is greater than amortized cost.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2017 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2017 and 2016.

(in thousands)			For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
Portfolio Company	Type	Fair Value at September 30, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$3	$(46)	$—	$(485)	$155	$(2,254)	$—	$(486)
HercGamma, Inc.	Control	—	—	(523)	—	—	—	(523)	—	—
SkyCross, Inc.	Control	—	—	—	15,058	(15,058)	—	1,842	15,452	(15,452)
Tectura Corporation	Control	23,140	462	2,995	—	—	1,361	2,995	51	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	140	—	—	—	140	—	—
Total Control Investments		$23,382	$465	$2,566	$15,058	$(15,543)	$1,516	$2,200	$15,503	$(15,989)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,064	$—	$72	$—	$—	$—	$1,192	$—	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	27,522	248	4,537	—	—	248	(48,678)	—	—
Total Affiliate Investments		$33,586	$248	$4,609	$—	$—	$250	$(47,486)	$—	$—
Total Control & Affiliate Investments		$56,968	$713	$7,175	$15,058	$(15,543)	$1,766	$(45,286)	$15,503	$(15,989)

(in thousands)			For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
Portfolio Company	Type	Fair Value at September 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$—	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,991	16	—	—	—	16	—	—	—
Total Control Investments		$4,991	$16	$—	$—	$—	$16	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,102	$—	$553	$—	$—	$12	$(2,833)	$—	$—
Stion Corporation	Affiliate	821	30	—	—	—	133	539	648	—
Total Affiliate Investments		$5,923	$30	$553	$—	$—	$145	$(2,294)	$648	$—
Total Control & Affiliate Investments		$10,914	$46	$553	$—	$—	$161	$(5,715)	$648	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

In July 2017, the Company acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on the Company’s debt and as such this investment is classified as a control investment as of September 30, 2017.

In June 2017, the Company acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. The Company’s investment in HercGamma, Inc. is carried on the consolidated statement of assets and liabilities at fair value. In September 2017, the Company reduced the cost basis of its equity position by $646,000 with net proceeds from an asset sale.

In April 2017, the Company’s investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including the Company. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of the Company’s debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and the Company’s warrant and equity positions in Sungevity, Inc. were written off for a realized loss.

In August 2017, the Company’s ownership in Solar Spectrum Holdings LLC was diluted below 25% as a result of additional equity contributions by other investors to fund the acquisition of Horizon Solar Power, Inc. by Solar Spectrum Holdings LLC. The Company made a $15.0 million debt investment to fund the acquisition. Accordingly, the Company’s equity and new debt investment in Solar Spectrum Holdings LLC became classified as affiliate investments as of September 30, 2017.

In January 2017, the Company’s investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, the Company’s warrants in Tectura Corporation expired and were written off for a realized loss.

In June 2016, the Company’s investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In September 2017, the Company’s investments were deemed wholly worthless and written off for a realized loss.

In June 2016, the Company also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, the Company made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II, Inc. to provide working capital under the terms of a loan servicing agreement.

In August 2017, the Company’s debt investment in Achilles Technology Management II, Inc. was fully repaid by net proceeds from sales of the portfolio company’s assets. In addition, the Company’s equity investment in Achilles Technology Management II, Inc. was reduced by $900,000 in lieu of a success fee on the repayment of our debt investment. The remaining equity investment in Achilles Technology Management II, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$838,253	59.1%	$1,078,779	75.7%
Senior Secured Debt	494,544	34.9%	277,509	19.5%
Preferred Stock	41,993	3.0%	39,418	2.8%
Common Stock	42,324	3.0%	28,236	2.0%
Total	$1,417,114	100.0%	$1,423,942	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2017 and December 31, 2016 is shown as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,292,617	91.2%	$1,362,223	95.6%
England	66,598	4.7%	18,395	1.3%
Netherlands	20,495	1.4%	20,089	1.4%
Cayman Islands	14,925	1.1%	—	0.0%
Switzerland	11,611	0.8%	12,377	0.9%
Canada	10,868	0.8%	8,095	0.6%
Israel	—	0.0%	2,763	0.2%
Total	$1,417,114	100.0%	$1,423,942	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$392,952	27.7%	$422,550	29.7%
Software	283,419	20.0%	219,559	15.4%
Media/Content/Info	146,956	10.4%	137,567	9.7%
Sustainable and Renewable Technology	111,629	7.9%	154,406	10.9%
Internet Consumer & Business Services	106,734	7.5%	97,047	6.8%
Drug Delivery	97,866	6.9%	109,834	7.7%
Medical Devices & Equipment	79,106	5.6%	107,695	7.6%
Healthcare Services, Other	67,139	4.7%	30,200	2.1%
Specialty Pharmaceuticals	37,875	2.7%	38,944	2.7%
Information Services	23,998	1.7%	6,091	0.4%
Consumer & Business Products	21,061	1.5%	42,713	3.0%
Semiconductors	15,780	1.1%	11,326	0.8%
Surgical Devices	12,767	0.9%	12,553	0.9%
Electronics & Computer Hardware	7,606	0.5%	7,664	0.5%
Biotechnology Tools	5,971	0.4%	7,200	0.5%
Communications & Networking	5,547	0.4%	18,019	1.3%
Diagnostic	708	0.1%	574	0.0%
Total	$1,417,114	100.0%	$1,423,942	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2017 and December 31, 2016.

Portfolio Activity

During the three and nine months ended September 30, 2017, the Company funded and or restructured investments in debt securities totaling approximately $146.1 million, and $482.8 million, respectively. During the three and nine months ended September 30, 2017, the Company funded equity investments totaling approximately $559,000 and $4.5 million, respectively. During the nine months ended September 30, 2017, the Company converted approximately $62.7 million of debt to equity at cost in two portfolio companies.

During the three and nine months ended September 30, 2016, the Company funded and or restructured investments in debt securities totaling approximately $130.7 million and $454.4 million, respectively. During the nine months ended September 30, 2016, the Company funded equity investments totaling approximately $7.1 million. During the nine months ended September 30, 2016, the Company converted approximately $4.6 million of debt to equity in two portfolio companies. During the three and nine months ended September 30, 2016, the Company converted $512,000 of warrants to equity in two portfolio companies.

During the three and nine months ended September 30, 2017, the Company recognized net realized losses of $24.5 million and $26.9 million, respectively. During the three months ended September 30, 2017, the Company recorded gross realized gains of $1.3 million primarily from the sale or acquisition of the Company’s holdings in three portfolio companies, including Axovant Sciences Ltd. ($460,000), CashStar, Inc. ($235,000), and Aveo Pharmaceuticals, Inc. ($227,000). These gains were offset by gross realized losses of $25.8 million primarily from the liquidation or write off of the Company’s warrant and equity investments in seven portfolio companies and debt investments in three portfolio companies.

During the nine months ended September 30, 2017, the Company recorded gross realized gains of $12.9 million primarily from the sale or acquisition of the Company’s holdings in four portfolio companies, including IronPlanet, Inc. ($5.1 million), Box, Inc. ($4.0 million), TPI Composites, Inc. ($1.2 million) and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $39.8 million primarily from the liquidation or write off of the Company’s warrant and equity investments in nineteen portfolio companies and the Company’s debt investment in four portfolio companies.

During the three and nine months ended September 30, 2016, the Company recognized net realized gains of $7.9 and $3.4 million, respectively. During the three months ended September 30, 2016, the Company recorded gross realized gains of $9.4 million primarily from the acquisition of the Company’s holdings in three portfolio companies, including Box, Inc. ($7.8 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were offset by gross realized losses of $1.5 million primarily from the liquidation or write off of the Company’s warrant and equity investments in one portfolio company and the Company’s debt investment in one portfolio company.

During the nine months ended September 30, 2016, the Company recorded gross realized gains of $13.6 million primarily from the sale or acquisition of the Company’s holdings in five portfolio companies, including Box, Inc. ($8.9 million), Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were offset by gross realized losses of $10.2 million primarily from the liquidation or write off of the Company’s warrant and equity investments in six portfolio companies and the Company’s debt investment in four portfolio companies, including the settlement of the Company’s outstanding debt investment in the Neat Company ($6.2 million).

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2017, approximately 85.6% of the Company’s debt investments were in a senior secured first lien position, with 44.6% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 41.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. Another 14.1% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property, and the remaining 0.3% were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period. At September 30, 2017 the Company had no equipment only liens on material investments.

Income Recognition

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect that principal, interest and other obligations due will be collected in full, the Company will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral and is in the process of collection.

At September 30, 2017, the Company had five debt investments on non-accrual with a cumulative investment cost and approximate fair value of $14.0 million and $3.0 million, respectively. At December 31, 2016, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cost and fair value of debt investments on non-accrual between December 31, 2016 and September 30, 2017 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2016, offset by placing two new debt investments on non-accrual status during the period. During the three and nine months ended September 30, 2017, the Company recognized a realized loss of approximately $23.8 million on the write off of two debt investments that were on non-accrual at December 31, 2016.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $33.4 million of unamortized fees at September 30, 2017, of which approximately $30.2 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 the Company had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.2 million and $1.9 million in one-time fee income during the three months ended September 30, 2017 and 2016, respectively. The Company recorded approximately $7.3 million and $2.8 in one-time fee income during the nine months ended September 30, 2017 and 2016, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2017 the Company had approximately $26.1 million in exit fees receivable, of which approximately $22.8 million was included as a component of the cost basis of the Company’s current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. At December 31, 2016 the Company had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.5 million and $2.1 million in PIK income during the three months ended September 30, 2017 and 2016, respectively. The Company recorded approximately $7.2 million and $5.7 million in PIK income during the nine months ended September 30, 2017 and 2016, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2017 and 2016.

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

Based on market quotations on or around September 30, 2017, the 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 1.002 and 1.019 per dollar at par value, respectively. At September 30, 2017, the 2024 Notes were trading on the NYSE for $25.42 per share at par value. The par value at underwriting for the 2024 Notes was $25.00 per share. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $197.3 million, compared to the carrying amount of $190.2 million as of September 30, 2017.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at September 30, 2017 and December 31, 2016:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)(2)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$65,578	$—	$65,578	$—
2022 Convertible Notes	234,313	—	234,313	—
2024 Notes	262,853	—	262,853	—
SBA Debentures	197,275	—	—	197,275
Total	$760,019	$—	$562,744	$197,275

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Wells Facility (1)	$5,016	$—	$—	$5,016
2021 Asset-Backed Notes	109,376	—	109,376	—
April 2019 Notes (2)	65,909	—	65,909	—
September 2019 Notes (2)	46,920	—	46,920	—
2024 Notes	256,919	—	256,919	—
SBA Debentures	202,364	—	—	202,364
Total	$686,504	$—	$479,124	$207,380

(1)	As of September 30, 2017, there were no borrowings outstanding on both the Wells Facility and Union Facility.
(2)	The 2019 Notes were redeemed in full on February 24, 2017.

4. Borrowings

Outstanding Borrowings

At September 30, 2017 and December 31, 2016, the Company had the following available and outstanding borrowings:

	September 30, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,983	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,716	252,873	252,873	245,490
2021 Asset-Backed Notes	65,476	65,476	64,860	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	223,097	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$939,186	$744,186	$727,656	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both September 30, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
SBA Debentures	$2,217	$2,699
2019 Notes	—	1,546
2024 Notes	6,889	7,482
2021 Asset-Backed Notes	616	1,233
2022 Convertible Notes	3,938	—
Wells Facility (1)	271	501
Union Bank Facility (1)	453	768
Total	$14,384	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of September 30, 2017, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of September 30, 2017. As of September 30, 2017, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2017 the Company held investments in HT II in 32 companies with a fair value of approximately $77.0 million, accounting for approximately 5.4% of the Company’s total investment portfolio at September 30, 2017. HT II held approximately $107.9 million in assets and accounted for approximately 5.4% of the Company’s total assets prior to consolidation at September 30, 2017.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2017, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of September 30, 2017. As of September 30, 2017, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2017, the Company held investments in HT III in 45 companies with a fair value of approximately $200.8 million, accounting for approximately 14.2% of the Company’s total investment portfolio at September 30, 2017. HT III held approximately $279.9 million in assets and accounted for approximately 13.9% of the Company’s total assets prior to consolidation at September 30, 2017.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2017 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three and nine months ended September 30, 2017 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56% and 4.51%, respectively. The average amount of debentures outstanding for the three and nine months ended September 30, 2017 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46% and 3.42%, respectively.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$1,757	$1,757	$5,212	$5,231
Amortization of debt issuance cost (loan fees)	158	168	482	504
Total interest expense and fees	$1,915	$1,925	$5,694	$5,735
Cash paid for interest expense and fees	$3,499	$3,499	$6,942	$6,961

In aggregate, at September 30, 2017, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2017, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2017 and December 31, 2016:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2017	December 31, 2016
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

The April 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGZ.”  The September 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGY.” For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$1,931	$1,159	$5,794
Amortization of debt issuance cost (loan fees)	—	160	1,546	480
Total interest expense and fees	$—	$2,091	$2,705	$6,274
Cash paid for interest expense and fees	$—	$1,931	$1,911	$5,794

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

On October 11, 2016, the Company entered into a debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $150.0 million in aggregate principal amount of 2024 Notes through FBR Capital Markets & Co. acting as its sales agent (the “2024 Notes Agent”). Sales of the 2024 Notes may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

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

During the nine months ended September 30, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. The Company did not sell any notes under the debt distribution agreement during the three months ended September 30, 2017. During the year ended December 31, 2016, the Company sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of September 30, 2017 approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

All issuances of 2024 Notes rank equally in right of payment and form a single series of notes.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the NYSE under the trading symbol “HTGX”.  See “Note 12 – Subsequent Events”.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2017, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of September 30, 2017 and December 31, 2016, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Principal amount of debt	$258,510	$252,873
Unamortized debt issuance cost	(6,889)	(7,482)
Original issue premium, net of amortization	95	99
Carrying value of 2024 Notes	$251,716	$245,490

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$4,039	$3,926	$12,065	$7,910
Amortization of debt issuance cost (loan fees)	252	229	752	448
Amortization of original issue premium	(13)	—	(43)	—
Total interest expense and fees	$4,278	$4,155	$12,774	$8,358
Cash paid for interest expense and fees	$4,053	$3,827	$12,069	$7,046

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rules 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Section 2(a)(51)(A) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S under the Securities Act. The 2014 Securitization Issuer is not registered under the 1940 Act in reliance on an exemption provided by Section 3(c)(7) thereof and Rule 3a-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At September 30, 2017 and December 31, 2016, the 2021 Asset-Backed Notes had an outstanding principal balance of $65.5 million and $109.2 million, respectively.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$632	$1,103	$2,327	$3,381
Amortization of debt issuance cost (loan fees)	197	366	618	832
Total interest expense and fees	$829	$1,469	$2,945	$4,213
Cash paid for interest expense and fees	$697	$1,110	$2,485	$3,388

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $7.8 million and $8.3 million of restricted cash as of September 30, 2017 and December 31, 2016, respectively, funded through interest collections.

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

For the three and nine months ended September 30, 2016, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$—	$—	$352
Amortization of debt issuance cost (loan fees)	—	—	—	44
Accretion of original issue discount	—	—	—	82
Total interest expense and fees	$—	$—	$—	$478
Cash paid for interest expense and fees	$—	$—	$—	$440

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and nine months ended September 30, 2016.

2022 Convertible Notes

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of 4.375% Convertible Notes due 2022 (the “2022 Convertible Notes”), which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately $225.5 million, including $4.5 million of debt issuance costs.

The 2022 Convertible Notes mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017.

The 2022 Convertible Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2017, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

The Company may not redeem the 2022 Convertible Notes at its option prior to maturity. No sinking fund is provided for the 2022 Convertible Notes. In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The 2022 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes and the 2022 Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2022 Convertible Notes Indenture. The Company offered and sold the 2022 Convertible Notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchaser in connection with the sale of the 2022 Convertible Notes.

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

As of  September 30, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	September 30, 2017
Principal amount of debt	$230,000
Unamortized debt issuance cost	(3,938)
Original issue discount, net of accretion	(2,965)
Carrying value of 2022 Convertible Notes	$223,097

For the three and nine months ended September 30, 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$2,602	$—	$6,876	$—
Amortization of debt issuance cost (loan fees)	213	—	558	—
Accretion of original issue discount	168	—	448	—
Total interest expense and fees	$2,983	$—	$7,882	$—
Cash paid for interest expense and fees	$5,199	$—	$5,199	$—

The estimated effective interest of the debt component of the 2022 Convertible Notes, equal to the stated interest rate of 4.375% plus the accretion of the original issue discount, was approximately 4.76% for the three and nine months ended September 30, 2017. As of September 30, 2017, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of September 30, 2017 and December 31, 2016, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2017, this non-use fee was $153,000 and $450,000, respectively. For the three and nine months ended September 30, 2016, this non-use fee was $155,000 and $336,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of September 30, 2017, the minimum tangible net worth covenant increased to $727.2 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million, the issuance of 7.3 million shares of common stock issued under an At-The-Market (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities (“JMP”) for gross proceeds of $95.0 million during the year ended December 31, 2016, and the issuance of 4.1 million shares of common stock issued under the Prior Equity Distribution Agreement and a new ATM equity distribution agreement in September 2017 (the “Equity Distribution Agreement”) with JMP for gross proceeds of $57.0 million during the nine months ended September 30, 2017. See “Note 6 – Stockholder’s Equity.”

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

The Company had aggregate draws of $8.5 million on the available facility during the nine months ended September 30, 2017 offset by repayments of $13.5 million. The Company had aggregate draws of $168.3 million on the available facility during the nine months ended September 30, 2016 offset by repayments of $218.3 million. At December 31, 2016 there was $5.0 million, respectively, of borrowings outstanding on this facility. There were no borrowings outstanding on the facility as of September 30, 2017.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$—	$2	$501
Amortization of debt issuance cost (loan fees)	66	115	280	341
Total interest expense and fees	$66	$115	$282	$842
Cash paid for interest expense and fees	$207	$—	$677	$577

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2017, the company incurred non-use fees of $96,000 and $284,000, respectively. For the three and nine months ended September 30, 2016, the company incurred non-use fees under the Prior Union Bank Facility of $96,000 and $277,000, respectively.

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

As of September 30, 2017, the minimum tangible net worth covenant increased to $774.3 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million, the issuance of 7.3 million shares of common stock issued under the Prior Equity Distribution Agreement for net proceeds of $92.8 million during the year ended December 31, 2016, and the issuance of 4.1 million shares of common stock issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement for net proceeds of $56.3 million during the nine months ended September 30, 2017.  See “Note 6 - Stockholder’s Equity.”

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Union Bank Facility matures on May 5, 2020, unless terminated sooner in accordance with its terms.

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

The Company did not make any draws or repayments on the available facility during the nine months ended September 30, 2017. The Company had aggregate draws of $25.0 million on the available facility during the nine months ended September 30, 2016 offset by repayments of $25.0 million. At September 30, 2017 and December 31, 2016, there were no borrowings outstanding on the Union Bank Facility.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense	$—	$—	$—	$55
Amortization of debt issuance cost (loan fees)	91	112	315	244
Total interest expense and fees	$91	$112	$315	$299
Cash paid for interest expense and fees	$114	$—	$351	$38

5. Income Taxes

The Company intends to operate so as to qualify to be subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

During the three months ended September 30, 2017, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2017 distributions to stockholders will be.

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

The Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for U.S. GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements, and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax at normal corporate tax rates based on its taxable income.

Taxable income for the nine months ended September 30, 2017 was approximately $65.9 million or $0.80 per share. Taxable net realized losses for the same period was $7.7 million or approximately $0.09 per share. Taxable income for the nine months ended September 30, 2016 was approximately $66.1 million or $0.91 per share. Taxable net realized gains for the same period were $8.1 million or approximately $0.11 per share.

For the nine months ended September 30, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date. For the nine months ended September 30, 2016, the Company paid approximately $201,000 of tax expense and had approximately $333,000 of accrued but unpaid tax expense as of the balance sheet date.

The Company intends to distribute 100% of spillover earnings, which consists of ordinary income and long-term capital gains, from the Company’s taxable year ended December 31, 2016 to the Company’s stockholders during 2017.

6. Stockholder’s Equity

On August 16, 2013, the Company entered into the Prior Equity Distribution Agreement. On March 7, 2016, the Company renewed the Prior Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On September 7, 2017, the Company terminated the Prior Equity Distribution Agreement and entered into the new Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended September 30, 2017, the Company sold 768,000 shares of common stock for total accumulated net proceeds of approximately $9.4 million, including $155,000 of offering expenses under the Equity Distribution Agreement.

During the nine months ended September 30, 2017, the Company sold 4.1 million shares of common stock, of which 3.3 million shares and 768,000 shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. During the nine months ended September 30, 2017, the Company received total accumulated net proceeds of approximately $56.3 million, including $687,000 of offering expenses, from these sales, of which $46.9 million, including offering expenses of $532,000, was received under the Prior Equity Distribution Agreement and $9.4 million, including offering expenses of  $155,000, was received under the Equity Distribution Agreement, respectively.

During the three and nine months ended September 30, 2016, the Company sold 2.1 million and 4.1 million shares of common stock under the Prior Equity Distribution Agreement for total accumulated net proceeds of approximately $26.5 million and $50.2 million, respectively, including $986,000 and $1.8 million of offering expenses, respectively.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2017 approximately 11.2 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events.”

On August 27, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock until August 23, 2016, after which the plan expired. In January 2016, the Company repurchased 449,588 shares of its common stock at an average price per share of $10.64 per share and a total cost of approximately $4.8 million.

The Company has issued stock options for common stock subject to future issuance, of which 587,844 and 668,171 were outstanding at September 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the common stock option activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	668,171	$13.73	622,171	$14.25
Granted	91,000	$14.41	200,000	$11.94
Exercised	(26,824)	$11.23	(23,334)	$10.85
Forfeited	(38,393)	$14.02	(64,338)	$13.98
Expired	(106,110)	$15.40	(53,495)	$14.96
Outstanding at September 30,	587,844	$13.63	681,004	$13.66
Shares Expected to Vest at September 30,	210,464	$13.63	323,213	$13.66

The following table summarizes common stock options outstanding and exercisable at September 30, 2017:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	311,039	5.62	$301,369	$12.12	155,326	4.97	$198,039	$11.75
$14.56 - $16.34	276,805	4.35	—	$15.34	222,054	3.87	—	$15.47
$9.25 - $16.34	587,844	5.02	$301,369	$13.63	377,380	4.32	$198,039	$13.94

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At September 30, 2017 options for 377,380 shares were exercisable at a weighted average exercise price of approximately $13.94 per share with a weighted average remaining contractual term of 4.32 years.

The Company determined that the fair value of options granted under the Plans during the nine months ended September 30, 2017 and 2016 was approximately $63,000 and $89,000, respectively. During the nine months ended September 30, 2017 and 2016, approximately $56,000 and $144,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2017 there was approximately $99,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.94 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Expected Volatility	23.07%	23.73%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.57% - 2.02%	0.87% - 1.63%

During the nine months ended September 30, 2017 and 2016 the Company granted 10,111 shares and 552,214 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value of restricted stock awards granted under the Plans during the nine months ended September 30, 2017 and 2016 was approximately $150,000 and $6.6 million, respectively. As of September 30, 2017, there was approximately $4.0 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 1.09 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	799,558	$12.54	850,072	$13.59
Granted	10,111	$14.83	552,214	$12.01
Vested	(425,511)	$12.63	(505,182)	$13.59
Forfeited	(9,529)	$12.95	(26,573)	$12.85
Unvested at September 30,	374,629	$12.49	870,531	$12.61

During the nine months ended September 30, 2017 the Company granted 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value of restricted stock units granted under the Plans during the nine months ended September 30, 2017 was approximately $8.5 million. As of September 30, 2017, there was approximately $6.4 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 2.32 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	—	$—
Granted	600,461	$14.21
Distribution Equivalent Unit Granted	41,243	$13.30
Vested	—	$—
Forfeited	(21,252)	$13.65
Unvested at September 30,	620,452	$13.28

During the nine months ended September 30, 2017, the Company expensed approximately $5.6 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $5.5 million in compensation expense related to restricted stock awards during the nine months ended September 30, 2016.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator
Net increase in net assets resulting from operations	$33,072	$30,812	$60,633	$54,582
Less: Distributions declared-common and restricted shares	(25,667)	(23,201)	(76,997)	(68,408)
Undistributed earnings (loss)	7,405	7,611	(16,364)	(13,826)
Undistributed earnings (loss)-common shares	7,368	7,516	(16,364)	(13,826)
Add: Distributions declared-common shares	25,538	22,911	76,520	67,406
Numerator for basic and diluted change in net assets per common share	$32,906	$30,427	$60,156	$53,580

Denominator
Basic weighted average common shares outstanding	82,496	74,122	82,073	72,685
Common shares issuable	111	35	100	17
Weighted average common shares outstanding assuming dilution	82,607	74,157	82,173	72,702

Change in net assets per common share
Basic	$0.40	$0.41	$0.73	$0.74
Diluted	$0.40	$0.41	$0.73	$0.74

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also included in the denominator for the purpose of calculating diluted earnings per share.

For the three and nine months ended September 30, 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such, there was no potential dilutive effect for the three and nine months ended September 30, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.9 million shares related to 2022 Convertible Notes, 72,379 shares of unvested common stock options, and no shares of unvested restricted stock units. For the nine months ended September 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 2.5 million shares related to 2022 Convertible Notes, 43,593 shares of unvested common stock options, and no shares of unvested restricted stock units. For three and nine months ended September 30, 2016, the number of anti-dilutive shares related to unvested common stock options was 646,783 shares and 679,253 shares, respectively.

At September 30, 2017 and December 31, 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Per share data (1):
Net asset value at beginning of period	$9.90	$9.94
Net investment income	0.88	0.92
Net realized gain (loss) on investments	(0.33)	0.05
Net unrealized appreciation (depreciation) on investments	0.19	(0.22)
Total from investment operations	0.74	0.75
Net increase in net assets from capital share transactions (1)	0.23	0.03
Distributions of net investment income (6)	(0.94)	(0.94)
Stock-based compensation expense included in investment income (2)	0.07	0.08
Net asset value at end of period	$10.00	$9.86

Ratios and supplemental data:
Per share market value at end of period	$12.90	$13.56
Total return (3)	(2.31%)	19.47%
Shares outstanding at end of period	83,615	76,400
Weighted average number of common shares outstanding	82,073	72,685
Net assets at end of period	$836,284	$753,589
Ratio of total expense to average net assets (4)	11.08%	11.13%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.59%	12.39%
Portfolio turnover rate (5)	34.54%	28.69%
Weighted average debt outstanding	$773,271	$620,769
Weighted average debt per common share	$9.42	$8.54

(1)

All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.

(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC Topic 718 (“Compensation – Stock Compensation”), net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the nine months ended September 30, 2017 and 2016 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	These ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2017 and 2016 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At September 30, 2017, the Company had approximately $46.3 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $72.0 million of non-binding term sheets outstanding at September 30, 2017. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2017, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	10,000
Aquantia Corp.	6,500
Wrike, Inc.	5,000
MDX Medical, Inc.	4,500
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	302
Total	$46,302

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through February 2023. Total rent expense amounted to approximately $443,000 and $1.3 million during the three and nine months ended September 30, 2017. Total rent expense amounted to approximately $420,000 and $1.3 million during the same period ended September 30, 2016.

The Company’s contractual obligations as of September 30, 2017 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$744,186	$140,476	$51,200	$344,250	$208,260
Operating Lease Obligations (4)	4,370	1,831	1,149	1,145	245
Total	$748,556	$142,307	$52,349	$345,395	$208,505

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $258.5 million of the 2024 Notes, $230.0 million of the 2022 Convertible Notes and $65.5 million of the 2021 Asset-Backed Notes as of September 30, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases.
(5)	Reflects announced redemption of a portion of the 2024 Notes in November 2017. See “Note 12 – Subsequent Events.”

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

11. Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company does not believe that ASU 2016-01 will have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that ASU 2016-02 will have a material impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on the Company’s financial statements. The Company has adopted this standard for the nine months ended September 30, 2017.

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

12. Subsequent Events

Distribution Declaration

On October 25, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 20, 2017 to stockholders of record as of November 13, 2017. This distribution represents the Company’s forty-ninth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $13.71 per share.

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% Notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to an Indenture, dated September 7, 2017 (the “2022 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.9 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount of approximately $1.9 million, were approximately $2.1 million.

The Company intends to use the net proceeds from this offering to repurchase or otherwise redeem a portion of its 2024 Notes, (ii) to fund investments in debt and equity securities in accordance with its investment objective and (iii) for working capital and other general corporate purposes. The 2022 Notes mature on October 23, 2022, unless previously repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.625% per year payable semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018.

The 2022 Notes will be unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated, or junior, in right of payment to the 2022 Notes. The 2022 Notes are not guaranteed by any of the Company’s current or future subsidiaries. The 2022 Notes rank pari passu, or equally, in right of payment with all of the Company’s existing and future liabilities that are not so subordinated, or junior. The 2022 Notes effectively rank subordinated, or junior, to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2022 Notes rank structurally subordinated, or junior, to all existing and future indebtedness (including trade payables) incurred by subsidiaries, financing vehicles or similar facilities of the Company.

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof.

Redemption of 2024 Notes

On October 24, 2017, the Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes, and notice for such redemption has been provided. The Company has publicly announced its intention to redeem this portion of the 2024 Notes on November 23, 2017.

Appointment of Directors

On October 25, 2017, the Board of Directors elected Jorge Titinger and Brad Koenig as directors of the Company. There are no arrangements or understandings between Mr. Titinger or Mr. Koenig and any other persons pursuant to which they were elected as directors of the Company. Both Mr. Titinger and Mr. Koenig will each be entitled to the applicable annual retainer pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. They will also be entitled to enter an indemnification agreement with the Company.

Mr. Titinger’s Board election will be effective at the time of the 2017 Annual Meeting of Stockholders (the “Annual Meeting”) and will fill the position vacated by Susanne Lyons who will be stepping down at the Annual Meeting. His appointment will be ratified at the Annual Meeting as a Class I director for a term expiring in 2020. At the time Mr. Titinger joins the Board, he will be appointed to the Compensation Committee and will serve as chairman.

Mr. Koenig will hold office as a Class II director for a term expiring in 2018. He will serve on the Audit Committee and Nominating and Corporate Governance Committee.

ATM Equity Program Issuances

Subsequent to September 30, 2017, and as of October 30, 2017, the Company sold 567,000 shares of common stock for total accumulated net proceeds of approximately $7.1 million, including $65,000 of offering expenses, under the Equity Distribution Agreement. As of October 30, 2017, approximately 10.7 million shares remain available for issuance and sale under the ATM equity program.

Departure of Officer

On October 27, 2017, the Company and Mark Harris mutually agreed that Mr. Harris would separate from the Company and end his tenure as Chief Financial Officer and Chief Accounting Officer effective November 2, 2017. Mr. Harris’ separation did not result from any disagreements with the Company regarding its operations, policies, practices or any issues regarding financial disclosures, accounting or legal matters.

Appointment of Officers

Effective October 31, 2017, the Board of Directors appointed David Lund, the Company’s former Chief Financial Officer, as the Company’s Interim Chief Financial Officer and Gerard R. Waldt, Jr., the Company’s current Controller, as the Company’s Interim Chief Accounting Officer.

Asset Acquisition

On November 1, 2017, the Company, through a wholly owned subsidiary, Bearcub Acquisitions LLC, entered into, and consummated the transactions contemplated by, a definitive asset purchase agreement with Ares Capital Corporation to acquire select venture loan assets for approximately $125.8 million in cash.

Management Structure

The Company has decided to suspend its review of alternative investment management structures and will remain an internally managed business development company for the foreseeable future.

Portfolio Company Developments

As of October 30, 2017, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Aquantia Corp. and three companies which filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to September 30, 2017, the following companies announced or completed liquidity events:

1.

In August 2017, the Company’s former portfolio company Cempra, Inc. and current portfolio company Melinta Therapeutics, Inc. announced that they had entered into a definitive agreement under which Melinta Therapeutics, Inc. will merge with a subsidiary of Cempra, Inc. The merger is expected to create a NASDAQ-listed company and close in the fourth quarter of 2017, subject to the approval of the stockholders of each company as well as other customary conditions.

2.

In October 2017, the Company’s portfolio company Neothetics, Inc., announced they have entered into a definitive agreement under which privately-held Evofem Biosciences will merge with a wholly-owned subsidiary of Neothetics in an all-stock transaction.  Upon closing of this transaction, Neothetics will be renamed Evofem Biosciences, Inc.

3.	In October 2017, the Company’s portfolio company ForeScout Technologies, Inc., completed its initial public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	Our current and future management structure;
•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	our informal relationships with third parties including in the venture capital industry;
•	the expected market for venture capital investments and our addressable market;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to access debt markets and equity markets;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax status;
•	our ability to operate as a business development company, a SBIC and a RIC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any distributions;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•	our ability to recover unrealized losses.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $107.9 million and $279.9 million in assets, respectively, and accounted for approximately 5.4% and 13.9% of our total assets, respectively, prior to consolidation at September 30, 2017. In aggregate, at September 30, 2017, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to Small Business Administration (“SBA”) approval. At September 30, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We have qualified as and have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election, we generally will not be subject to corporate-level taxes on any income and gains that we distribute as dividends for federal income tax purposes to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income during each taxable year from qualified sources, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.4 billion at both September 30, 2017 and December 31, 2016. The fair value of our debt investment portfolio was approximately $1.3 billion at both September 30, 2017 and December 31, 2016. The fair value of the equity portfolio at September 30, 2017 was approximately $84.3 million, compared to a fair value of approximately $67.6 million at December 31, 2016. The fair value of the warrant portfolio at September 30, 2017 was approximately $32.7 million, compared to a fair value of approximately $27.5 million at December 31, 2016.

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

Our portfolio activity for the nine months ended September 30, 2017 and the year ended December 31, 2016 was comprised of the following:

(in millions)	September 30, 2017	December 31, 2016
Debt Commitments (1)
New portfolio company	$467.0	$624.0
Existing portfolio company	79.9	171.8
Total	$546.9	$795.8
Funded and Restructured Debt Investments (2)
New portfolio company	$346.7	$479.0
Existing portfolio company	136.1	181.5
Total	$482.8	$660.5
Funded Equity Investments
New portfolio company	$3.8	$17.1
Existing portfolio company	0.7	3.1
Total	$4.5	$20.2
Unfunded Contractual Commitments (3)
Total	$46.3	$59.7
Non-Binding Term Sheets
New portfolio company	$60.0	$55.0
Existing portfolio company	12.0	—
Total	$72.0	$55.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2017, we received approximately $474.5 million in aggregate principal repayments. Of the approximately $474.5 million of aggregate principal repayments, approximately $93.1 million were scheduled principal payments and approximately $381.4 million were early principal repayments related to 38 portfolio companies. Of the approximately $381.4 million early principal repayments, approximately $74.2 million were early repayments due to merger and acquisition transactions for seven portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, escrow receivables and warrant participation liabilities) as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016 was as follows:

(in millions)	September 30, 2017	December 31, 2016
Beginning portfolio	$1,423.9	$1,200.6
New fundings and restructures	487.3	680.7
Warrants not related to current period fundings	0.4	0.6
Principal payments received on investments	(93.1)	(111.2)
Early payoffs	(381.4)	(324.0)
Accretion of loan discounts and paid-in-kind principal	27.5	43.6
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(6.8)	(6.3)
New loan fees	(7.5)	(10.1)
Warrants converted to equity	—	0.3
Sale of investments	(10.4)	(4.4)
Loss on investments due to write offs	(38.5)	(10.0)
Net change in unrealized appreciation (depreciation)	15.7	(35.9)
Ending portfolio	$1,417.1	$1,423.9

The following table shows the fair value of our investment portfolio by asset class as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$838,253	59.1%	$1,078,779	75.7%
Senior Secured Debt	494,544	34.9%	277,509	19.5%
Preferred Stock	41,993	3.0%	39,418	2.8%
Common Stock	42,324	3.0%	28,236	2.0%
Total	$1,417,114	100.0%	$1,423,942	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of our investment portfolio as of September 30, 2017 and December 31, 2016 at value by geographic location is as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,292,617	91.2%	$1,362,223	95.6%
England	66,598	4.7%	18,395	1.3%
Netherlands	20,495	1.4%	20,089	1.4%
Cayman Islands	14,925	1.1%	—	0.0%
Switzerland	11,611	0.8%	12,377	0.9%
Canada	10,868	0.8%	8,095	0.6%
Israel	—	0.0%	2,763	0.2%
Total	$1,417,114	100.0%	$1,423,942	100.0%

As of September 30, 2017, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All five companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2017, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 4.2% to 13.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $33.4 million of unamortized fees at September 30, 2017, of which approximately $30.2 million was included as an offset to the cost basis of our current debt investments and approximately $3.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016 we had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of our current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2017 we had approximately $26.1 million in exit fees receivable, of which approximately $22.8 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. At December 31, 2016 we had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.5 million and $2.1 million in PIK income in the three months ended September 30, 2017 and 2016, respectively. We recorded approximately $7.2 million and $5.7 million in PIK income in the nine months ended September 30, 2017 and 2016, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.6% and 13.2% during the three months ended September 30, 2017 and 2016, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.1% and 14.6% for the three months ended September 30, 2017 and 2016, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -2.3% and 19.5% during the nine months ended September 30, 2017 and 2016, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery & development, software, media/content/info, sustainable and renewable technology, internet consumer & business services, drug delivery, medical devices & equipment, healthcare services, specialty pharmaceuticals, information services, consumer & business products, semiconductors, surgical devices, electronics & computer hardware, biotechnology tools, communications & networking and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of September 30, 2017, approximately 73.5% of the fair value of our portfolio was composed of investments in five industries: 27.7% investments in the drug discovery & development industry, 20.0% investments in the software industry, 10.4% investments in the media/content/info industry, 7.9% investments in the sustainable and renewable technology industry, and 7.5% investments in the internet consumer & business services industry.

The following table shows the fair value of our portfolio by industry sector at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$392,952	27.7%	$422,550	29.7%
Software	283,419	20.0%	219,559	15.4%
Media/Content/Info	146,956	10.4%	137,567	9.7%
Sustainable and Renewable Technology	111,629	7.9%	154,406	10.9%
Internet Consumer & Business Services	106,734	7.5%	97,047	6.8%
Drug Delivery	97,866	6.9%	109,834	7.7%
Medical Devices & Equipment	79,106	5.6%	107,695	7.6%
Healthcare Services, Other	67,139	4.7%	30,200	2.1%
Specialty Pharmaceuticals	37,875	2.7%	38,944	2.7%
Information Services	23,998	1.7%	6,091	0.4%
Consumer & Business Products	21,061	1.5%	42,713	3.0%
Semiconductors	15,780	1.1%	11,326	0.8%
Surgical Devices	12,767	0.9%	12,553	0.9%
Electronics & Computer Hardware	7,606	0.5%	7,664	0.5%
Biotechnology Tools	5,971	0.4%	7,200	0.5%
Communications & Networking	5,547	0.4%	18,019	1.3%
Diagnostic	708	0.1%	574	0.0%
Total	$1,417,114	100.0%	$1,423,942	100.0%

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

For the nine months ended September 30, 2017 and the year ended December 31, 2016, our ten largest portfolio companies represented approximately 37.7% and 34.0% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2017 and December 31, 2016, we had eight and seven investments, respectively, that represented 5% or more of our net assets. At September 30, 2017, we had eight equity investments representing approximately 62.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2016, we had seven equity investments which represented approximately 54.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of September 30, 2017 approximately 96.7% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

As of September 30, 2017, 85.6% of our debt investments were in a senior secured first lien position, 14.1% were secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property, and the remaining 0.3% were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At September 30, 2017, of the approximately 85.6% of our debt investments in a senior secured first lien position, 44.6% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 41.0% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. At September 30, 2017 we had no equipment only liens on material investments.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as original issue discounts (“OID”) and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2017, we held warrants in 128 portfolio companies, with a fair value of approximately $32.7 million. The fair value of our warrant portfolio increased by approximately $5.2 million, as compared to a fair value of $27.5 million at December 31, 2016 primarily related to the addition of warrants in 10 new and 8 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $82.3 million to exercise such warrants as of September 30, 2017. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. The following table summarizes our realized gains and losses and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2017 and 2016.

(in thousands)			For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
Portfolio Company	Type	Fair Value at September 30, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
Achilles Technoloy Management Co II, Inc.	Control	$242	$3	$(46)	$—	$(485)	$155	$(2,254)	$—	$(486)
HercGamma, Inc.	Control	—	—	(523)	—	—	—	(523)	—	—
SkyCross, Inc.	Control	—	—	—	15,058	(15,058)	—	1,842	15,452	(15,452)
Tectura Corporation	Control	23,140	462	2,995	—	—	1,361	2,995	51	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	140	—	—	—	140	—	—
Total Control Investments		$23,382	$465	$2,566	$15,058	$(15,543)	$1,516	$2,200	$15,503	$(15,989)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,064	$—	$72	$—	$—	$—	$1,192	$—	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	27,522	248	4,537	—	—	248	(48,678)	—	—
Total Affiliate Investments		$33,586	$248	$4,609	$—	$—	$250	$(47,486)	$—	$—
Total Control & Affiliate Investments		$56,968	$713	$7,175	$15,058	$(15,543)	$1,766	$(45,286)	$15,503	$(15,989)

(in thousands)			For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
Portfolio Company	Type	Fair Value at September 30, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation / (Depreciation)(1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$—	$—	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,991	16	—	—	—	16	—	—	—
Total Control Investments		$4,991	$16	$—	$—	$—	$16	$(3,421)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,102	$—	$553	$—	$—	$12	$(2,833)	$—	$—
Stion Corporation	Affiliate	821	30	—	—	—	133	539	648	—
Total Affiliate Investments		$5,923	$30	$553	$—	$—	$145	$(2,294)	$648	$—
Total Control & Affiliate Investments		$10,914	$46	$553	$—	$—	$161	$(5,715)	$648	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off.

In July 2017, we acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on our debt and as such this investment is classified as a control investment as of September 30, 2017.

In June 2017, we acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. Our investment in HercGamma, Inc. is carried on the consolidated statement of assets and liabilities at fair value. In September 2017, we reduced the cost basis of its equity position by $646,000 with net proceeds from an asset sale.

In April 2017, our investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including us. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of our debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and our warrant and equity positions in Sungevity, Inc. were written off for a realized loss.

In August 2017, our ownership in Solar Spectrum Holdings LLC was diluted below 25% as a result of additional equity contributions by other investors to fund the acquisition of Horizon Solar Power, Inc. by Solar Spectrum Holdings LLC. We made a $15.0 million debt investment to fund the acquisition. Accordingly, our equity and new debt investment in Solar Spectrum Holdings LLC became classified as affiliate investments as of September 30, 2017.

In January 2017, our investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, our warrants in Tectura Corporation expired and were written off for a realized loss.

In June 2016, our investments in SkyCross, Inc. became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In September 2017, our investments were deemed wholly worthless and written off for a realized loss.

In June 2016, we also acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, we made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II, Inc. to provide working capital under the terms of a loan servicing agreement.

In August 2017, our debt investment in Achilles Technology Management II, Inc. was fully repaid by net proceeds from sales of the portfolio company’s assets. In addition, our equity investment in Achilles Technology Management II, Inc. was reduced by $900,000 in lieu of a success fee on the repayment of our debt investment. The remaining equity investment in Achilles Technology Management II, Inc. is carried on the consolidated statement of assets and liabilities at fair value.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2017 and December 31, 2016, respectively:

(in thousands)	September 30, 2017			December 31, 2016
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	8	$189,995	14.6%	15	$275,832	20.8%
2	33	696,165	53.6%	32	590,547	44.4%
3	24	370,902	28.5%	25	329,393	24.8%
4	5	43,006	3.3%	8	58,874	4.4%
5	4	—	0.0%	8	74,157	5.6%
	74	$1,300,068	100.0%	88	$1,328,803	100.0%

As of September 30, 2017, our debt investments had a weighted average investment grading of 2.24 on a cost basis, as compared to 2.41 at December 31, 2016. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The improvement in weighted average investment grading at September 30, 2017 from December 31, 2016 is primarily due to the conversion of our debt investment in Sungevity Inc. to an equity position in Solar Spectrum Holdings LLC during the period. This position was rated 5 and represented $44.6 million of the rated 5 debt investment fair value at December 31, 2016. In addition, four positions that were rated 5 as of December 31, 2016 were sold or liquidated during the period.

At September 30, 2017, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.0 million and $3.0 million, respectively. At December 31, 2016, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between September 30, 2017 and December 31, 2016 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2016, offset by placing two new debt investments on non-accrual status during the period. During the three and nine months ended September 30, 2017, the Company recognized a realized loss of approximately $23.8 million on the write off of two debt investments that were on non-accrual at December 31, 2016.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

Investment Income

Total investment income for the three months ended September 30, 2017 was approximately $45.9 million as compared to approximately $45.1 million for the three months ended September 30, 2016. Total investment income for the nine months ended September 30, 2017 was approximately $140.7 million as compared to approximately $127.6 million for the nine months ended September 30, 2016.

Interest and PIK interest income for the three months ended September 30, 2017 totaled approximately $42.4 million as compared to approximately $40.0 million for the three months ended September 30, 2016. Interest and PIK interest income for the nine months ended September 30, 2017 totaled approximately $125.8 million as compared to approximately $116.1 million for the nine months ended September 30, 2016. The increase in interest and PIK interest income for the three and nine months ended September 30, 2017 as compared to the same periods ended September 30, 2016 is primarily attributable to an increase in recurring interest and PIK interest income, along with an increase in interest accelerations due to early loan repayments and other one-time events.

Of the $42.4 million in interest and PIK interest income for the three months ended September 30, 2017, approximately $39.7 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.7 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $38.2 million and $1.8 million, respectively, of the $40.0 million interest and PIK interest income for the three months ended September 30, 2016.

Of the $125.8 million in interest and PIK interest income for the nine months ended September 30, 2017, approximately $117.6 million represents recurring income from the contractual servicing of our loan portfolio and approximately $8.2 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $111.8 million and $4.3 million, respectively, of the $116.1 million interest and PIK interest income for the nine months ended September 30, 2016.

The following table shows the PIK-related activity for the nine months ended September 30, 2017 and 2016, at cost:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Beginning PIK interest receivable balance	$9,930	$5,149
PIK interest income during the period	7,172	5,676
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(2,146)
Payments received from PIK loans	(2,349)	(438)
Realized loss	(2,183)	(266)
Ending PIK interest receivable balance	$12,570	$7,975

The increase in PIK interest income during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest, including an increase in newly originated loans bearing PIK interest. This increase is partially offset by an increase in the number of PIK loans that   paid off during the period.

Fee income for the three months ended September 30, 2017 totaled approximately $3.4 million as compared to approximately $5.1 million for the three months ended September 30, 2016. Fee income for the nine months ended September 30, 2017 totaled approximately $14.9 million as compared to approximately $11.5 million for the nine months ended September 30, 2016. The decrease in fee income for the three months ended September 30, 2017 is primarily due to a decrease in the acceleration of unamortized fees due to early repayments and one-time fees between periods. The increase in fee income for the nine months ended September 30, 2017 is primarily attributable to an increase in the acceleration of unamortized fees due to early repayments and one-time fees between periods.

Of the $3.4 million in fee income for the three months ended September 30, 2017, approximately $1.3 million represents income from recurring fee amortization and approximately $2.1 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.5 million and $2.6 million, respectively, of the $5.1 million in income for the three months ended September 30, 2016.

Of the $14.9 million in fee income for the nine months ended September 30, 2017, approximately $4.9 million represents income from recurring fee amortization and approximately $10.0 million represents income related to the acceleration of unamortized fees due to early repayments and one-time fees for the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $7.2 million and $4.3 million, respectively, of the $11.5 million in income for the nine months ended September 30, 2016.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2017 or 2016.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $21.9 million and $21.3 million during the three months ended September 30, 2017 and 2016, respectively. Our operating expenses totaled approximately $68.8 million and $60.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $10.5 million and $10.1 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $33.5 million and $27.0 million during the nine months ended September 30, 2017 and 2016, respectively. Interest and fee expense for the three months ended September 30, 2017, as compared to September 30, 2016, increased due to a higher weighted average principal balance outstanding on our 2024 Notes and Convertible Notes, offset by a reduction in the weighted average principal balance outstanding on our 2019 Notes, which were fully redeemed in February 2017, and on our 2021 Asset Backed Notes, which are amortizing. Interest and fee expense for the nine months ended September 30, 2017, as compared to September 30, 2016, increased due to the onetime, non-cash acceleration of approximately $1.5 million of unamortized fees upon the redemption of our 2019 Notes in February 2017 and a higher weighted average principal balance outstanding on our 2024 Notes and Convertible Notes, partially offset by a reduction in interest expense on our 2019 Notes and 2021 Asset Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.6% and 6.0% for the three months ended September 30, 2017 and 2016, respectively, and a weighted average cost of debt of approximately 5.8% and 5.8% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the weighted average cost of debt for the three months ended September 30, 2017 as compared to the same period ended September 30, 2016 is primarily attributable to the full redemption of our 2019 Notes between periods.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $3.5 million from $4.1 million for the three months ended September 30, 2017 and 2016. Our general and administrative expenses increased to $12.4 million from $12.1 million for the nine months ended September 30, 2017 and 2016. The decrease for the three months ended September 30, 2017 was primarily attributable to a reduction in corporate legal and other expenses. The increase for the nine months ended September 30, 2017 was primarily attributable to an increase in excise tax accruals and charitable contributions, offset by a reduction in corporate legal and other expenses between periods.

Employee Compensation

Employee compensation and benefits totaled $6.0 million for the three months ended September 30, 2017 as compared to $5.6 million for the three months ended September 30, 2016 and $17.3 million for the nine months ended September 30, 2017 as compared to $15.6 million for the nine months ended September 30, 2016. The increase for the three and nine month comparative periods was primarily due to increased salaries and changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $1.8 million for the three months ended September 30, 2017 as compared to $1.4 million for the three months ended September 30, 2016 and $5.6 million for the nine months ended September 30, 2017 as compared to $5.6 million for the nine months ended September 30, 2016. The increase for the three month comparative period was primarily related to restricted stock award vesting.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Realized gains	$1,345	$9,423	$12,898	$13,634
Realized losses	(25,799)	(1,553)	(39,827)	(10,207)
Net realized gains (losses)	$(24,454)	$7,870	$(26,929)	$3,427

During the three and nine months ended September 30, 2017 we recognized net realized losses of $24.5 million and $26.9 million, respectively. During the three months ended September 30, 2017, we recorded gross realized gains of $1.3 million primarily from the sale or acquisition of our holdings in three portfolio companies, including Axovant Sciences Ltd. ($460,000), CashStar, Inc. ($235,000), and Aveo Pharmaceuticals, Inc. ($227,000). These gains were offset by gross realized losses of $25.8 million primarily from the liquidation or write off of our warrant and equity investments in seven portfolio companies and companies and our debt investment in three portfolio companies.

During the nine months ended September 30, 2017, we recorded gross realized gains of $12.9 million primarily from the sale or acquisition of our holdings in four portfolio companies, including IronPlanet, Inc. ($5.1 million), Box, Inc. ($4.0 million) TPI Composites, Inc. ($1.2 million) and Edge Therapeutics, Inc. ($708,000). These gains were offset by gross realized losses of $39.8 million primarily from the liquidation or write off of our warrant and equity investments in nineteen portfolio companies and our debt investment in four portfolio companies.

During the three and nine months ended September 30, 2016, we recognized net realized gains of $7.9 and net realized losses of $3.4 million, respectively. During the three months ended September 30, 2016, we recorded gross realized gains of $9.4 million primarily from the acquisition of our holdings in three portfolio companies, including Box, Inc. ($7.8 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were offset by gross realized losses of $1.5 million primarily from the liquidation or write off of our warrant and equity investments in one portfolio company and our debt investment in one portfolio company.

During the nine months ended September 30, 2016, we recorded gross realized gains of $13.6 million primarily from the sale or acquisition of our holdings in five portfolio companies, including Box, Inc. ($8.9 million), Celator Pharmaceuticals, Inc. ($1.5 million), Ping Identity Corporation ($1.3 million), Touchcommerce, Inc. ($698,000) and ReachLocal ($610,000). These gains were partially offset by gross realized losses of $10.2 million primarily from the liquidation or write off of our warrant and equity investments in six portfolio companies and our debt investment in  four portfolio companies, including the settlement of our outstanding debt investment in the Neat Company ($6.2 million).

The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gross unrealized appreciation on portfolio investments	$26,421	$25,903	$114,287	$55,428
Gross unrealized depreciation on portfolio investments	(15,764)	(21,309)	(125,327)	(76,801)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	27,317	(7,161)	41,447	(7,421)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(4,201)	1,550	(14,720)	12,803
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	33,773	(1,017)	15,687	(15,991)
Other net unrealized appreciation (depreciation)	(220)	183	(50)	(81)
Total net unrealized depreciation on investments	$33,553	$(834)	$15,637	$(16,072)

During the three months ended September 30, 2017, we recorded $33.6 million of net unrealized appreciation, of which $33.7 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $22.2 million of net unrealized appreciation on our debt investments, which was primarily related to the reversal of $25.9 million of unrealized depreciation upon payoff or liquidation of our debt investments in three portfolio companies.

We recorded $8.8 million of net unrealized appreciation on our equity investments, which was primarily related to a $4.0 million reduction in the collateral based impairment on one portfolio company and $5.7 million of unrealized appreciation on our public equity portfolio related to portfolio company performance.

Finally, we recorded $2.7 million of net unrealized appreciation on our warrant investments, which was primarily due to $5.0 million and $411,000 of unrealized appreciation on our private and public warrant portfolios, respectively, related to portfolio company and industry performance. This unrealized appreciation was partially offset by the reversal of $2.5 million of net unrealized appreciation upon being realized as a gain or loss due to the acquisition or liquidation of our warrant investments.

During the three months ended September 30, 2016, we recorded $834,000 of net unrealized depreciation, of which $1.0 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $7.7 million of net unrealized depreciation on our debt investments, which was primarily related to $14.1 million of unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $1.3 million unrealized depreciation for the prior period collateral based impairments on one portfolio company and $4.8 million of unrealized appreciation from our market yield analysis related to industry performance.

We recorded $4.0 million of net unrealized appreciation on our equity investments, which was primarily related to $6.5 million unrealized appreciation on our public equity portfolio and $2.3 million of unrealized appreciation on our private portfolio companies related to portfolio company performance, offset by the reversal of approximately $4.7 million of net unrealized appreciation upon being realized as a gain on sales of Box, Inc.

Finally, we recorded $2.7 million of net unrealized appreciation on our warrant investments, which was primarily due to $5.8 million of unrealized appreciation on our private portfolio companies related to company performance, offset by the reversal of $2.0 million of unrealized appreciation upon being realized as a gain due to the acquisition of our warrant investments in two portfolio companies.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(3.0)	$4.0	$(0.2)	$0.8
Reversals of Prior Period Collateral Based Impairments	—	—	—	—
Reversals due to Debt Payoffs & Warrant/Equity Sales	25.9	(0.2)	(2.5)	23.2
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	—	5.7	0.4	6.1
Level 3 Assets	(0.7)	(0.7)	5.0	3.6
Total Fair Value Market/Yield Adjustments	(0.7)	5.0	5.4	9.7
Total Unrealized Appreciation/(Depreciation)	$22.2	$8.8	$2.7	$33.7

	Three Months Ended September 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(14.1)	$(0.1)	$(0.3)	$(14.5)
Reversals of Prior Period Collateral Based Impairments	1.3	—	—	1.3
Reversals due to Debt Payoffs & Warrant/Equity Sales	0.3	(4.7)	(2.0)	(6.4)
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	0.3	6.5	(0.8)	6.0
Level 3 Assets	4.5	2.3	5.8	12.6
Total Fair Value Market/Yield Adjustments	4.8	8.8	5.0	18.6
Total Unrealized Appreciation/(Depreciation)	$(7.7)	$4.0	$2.7	$(1.0)

(1)

The unrealized appreciation (depreciation) attributable to collateral based impairments include all changes in estimated fair value on positions whose fair value remains impaired relative to cost as of the balance sheet date.  As such, this may include current period improvements in estimated fair value that do not represent reversals to prior period collateral based impairments.

(2)

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

During the nine months ended September 30, 2017, we recorded $15.6 million of net unrealized appreciation, of which $15.7 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $41.9 million of net unrealized appreciation on our debt investments, which was primarily related to the reversal of prior period collateral based impairments of $52.0 million on three portfolio companies, including the reversal of the cumulative unrealized depreciation on our debt investment in Sungevity, Inc. upon its conversion to equity, and the reversal of $30.9 million of unrealized depreciation upon the payoff or liquidation of our debt investments during the period. This unrealized appreciation was offset by $41.6 million of unrealized depreciation for collateral based impairments on eight portfolio companies.

We recorded $36.9 million of net unrealized depreciation on our equity investments, which was primarily due to $50.4 million of collateral based impairment on three portfolio companies, including impairment on our converted equity position in Solar Spectrum Holdings LLC. This unrealized depreciation was partially offset by $7.8 million and $3.8 million of unrealized appreciation on our public and private equity portfolio, respectively, related to portfolio company and industry performance.

Finally, we recorded $10.7 million of net unrealized appreciation on our warrant investments, which was primarily related to $10.6 million and $4.0 million of unrealized appreciation on our private and public warrant portfolio related to portfolio company and industry performance, respectively. This appreciation was offset by the reversal of approximately $3.4 million of unrealized appreciation upon being realized as a gain or loss due to the acquisition or liquidation of our warrant investments.

During the nine months ended September 30, 2016, we recorded $16.1 million of net unrealized depreciation, of which $15.9 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $9.7 million of net unrealized depreciation on our debt investments, which was primarily related to $34.7 million unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $12.5 million of unrealized depreciation upon payoff or settling of our debt investments and the reversal of $7.0 million of unrealized depreciation for prior period collateral based impairments on five portfolio companies.

We recorded $8.5 million of net unrealized depreciation on our equity investments, which was primarily related to $3.9 million of unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $4.6 million of net unrealized appreciation upon being realized as a gain on sale of Box, Inc. and the write off of three portfolio company investments.

Finally, we recorded $2.3 million of net unrealized appreciation on our warrant investments, which was primarily related to $5.4 million of net unrealized appreciation on our private portfolio companies related to portfolio company performance offset by the reversal of approximately $1.2 million of unrealized appreciation upon being realized as a gain due to the acquisition of our warrant investments in two portfolio companies and the write off of five portfolio company investments.

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(41.6)	$(50.4)	$(0.5)	$(92.5)
Reversals of Prior Period Collateral Based Impairments	52.0	—	—	52.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	30.9	1.9	(3.4)	29.4
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	—	7.8	4.0	11.8
Level 3 Assets	0.6	3.8	10.6	15.0
Total Fair Value Market/Yield Adjustments	0.6	11.6	14.6	26.8
Total Unrealized Appreciation/(Depreciation)	$41.9	$(36.9)	$10.7	$15.7

	Nine Months Ended September 30, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(34.7)	$(0.1)	$(0.4)	$(35.2)
Reversals of Prior Period Collateral Based Impairments	7.0	—	—	7.0
Reversals due to Debt Payoffs & Warrant/Equity Sales	12.5	(4.6)	(1.2)	6.7
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	0.3	(3.9)	(1.5)	(5.1)
Level 3 Assets	5.2	0.1	5.4	10.7
Total Fair Value Market/Yield Adjustments	5.5	(3.8)	3.9	5.6
Total Unrealized Appreciation/(Depreciation)	$(9.7)	$(8.5)	$2.3	$(15.9)

(1)

The unrealized appreciation (depreciation) attributable to collateral based impairments include all changes in estimated fair value on positions whose fair value remains impaired relative to cost as of the balance sheet date.  As such, this may include current period improvements in estimated fair value that do not represent reversals to prior period collateral based impairments.

(2)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB’s Accounting Standards Codification, as amended (“ASC”), “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings, which consists of ordinary income and long-term capital gains, from our taxable year ended December 31, 2016 to our stockholders in 2017.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2017 and 2016, we had a net increase in net assets resulting from operations of approximately $33.1 million and $30.8 million, respectively. For the nine months ended September 30, 2017 and 2016, we had a net increase in net assets resulting from operations of approximately $60.6 million and $54.6 million, respectively.

Both the basic and fully diluted net change in net assets per common share were $0.40 per share for the three months ended September 30, 2017 and $0.73 per share for the nine months ended September 30, 2017. Both the basic and fully diluted net change in net assets per common share were $0.41 per share and $0.74 per share for the three and nine months ended September 30, 2016, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2017 and 2016, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculation for the three and nine months ended September 30, 2017 as our share price was less than the conversion price in effect which results in anti-dilution. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there was no potential additional dilutive effect for the three and nine months ended September 30, 2016.

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

On August 16, 2013, we entered into an ATM equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities LLC (“JMP”). On March 7, 2016, we renewed the Prior Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

On September 7, 2017, we terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the nine months ended September 30, 2017, we sold 4.1 million shares of common stock, of which 3.3 million shares and 768,000 shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. During the nine months ended September 30, 2017, we received total accumulated net proceeds of approximately $56.3 million, including $687,000 of offering expenses, from these sales, of which $46.9 million, including offering expenses of $532,000, was received under the Prior Equity Distribution Agreement and $9.4 million, including offering expenses of $155,000, was received under the Equity Distribution Agreement, respectively. As of September 30, 2017, approximately 11.2 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “ – Subsequent Events.”

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

During the nine months ended September 30, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. We did not sell any notes under the program during the three months ended September 30, 2017. During the year ended December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of September 30, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

On January 25, 2017, we issued $230.0 million in aggregate principal amount of 2022 Convertible Notes, which amount includes the additional $30.0 million aggregate principal amount issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The sale generated net proceeds of approximately $225.5 million, including $4.5 million of debt issuance costs. Aggregate issuances costs include the initial purchaser’s discount of approximately $5.2 million, offset by the reimbursement of $1.2 million by the initial purchaser. We intend to use the net proceeds from this offering (i) to repurchase or otherwise redeem all of our 2019 Notes, (ii) to fund investments in debt and equity securities in accordance with our investment objective and (iii) for working capital and other general corporate purposes.

On February 24, 2017, we redeemed the $110.4 million remaining outstanding balance of our 2019 Notes in full.

At September 30, 2017, we had $230.0 million of 2022 Convertible Notes, $258.5 million of 2024 Notes, $65.5 million of 2021 Asset-Backed Notes, and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility. See “ – Subsequent Events.”

At September 30, 2017, we had $335.6 million in available liquidity, including $140.6 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2017, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2017, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At September 30, 2017, we had approximately $7.8 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the nine months ended September 30, 2017, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2017, our operating activities provided $76.6 million of cash and cash equivalents, compared to $58.5 million used during the nine months ended September 30, 2016. This $135.1 million increase in cash provided by operating activities is primarily related to an increase in investment repayments of $146.4 million and an increase in net realized losses on investments of $30.4 million, partially offset by an increase in investment purchases of $25.5 million and an increase in net unrealized appreciation of $31.7 million.

During the nine months ended September 30, 2017, our investing activities provided approximately $382,000 of cash, compared to $16,000 used during the nine months ended September 30, 2016. The $398,000 increase in cash provided in investing activities was primarily due to a decrease of approximately $298,000 in cash, classified as restricted cash, on assets that are securitized.

During the nine months ended September 30, 2017, our financing activities provided $50.5 million of cash, compared to $32.3 million provided during the nine months ended September 30, 2016. The $18.2 million increase in cash provided by financing activities was primarily due to the net issuance of $225.5 million of the 2022 Convertible Notes and a reduction in the use of our credit facilities between periods, offset by the repayment of $110.4 million of 2019 Notes and the decrease in 2024 Notes issuance during the nine months ended September 30, 2017.

As of September 30, 2017, net assets totaled $836.3 million, with a NAV per share of $10.00. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2017 our asset coverage ratio under our regulatory requirements as a business development company was 250.4% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage ratio when including our SBA debentures was 212.0% at September 30, 2017.

Outstanding Borrowings

At September 30, 2017 and December 31, 2016, we had the following available borrowings and outstanding amounts:

	September 30, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$187,983	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2024 Notes	258,510	258,510	251,716	252,873	252,873	245,490
2021 Asset-Backed Notes	65,476	65,476	64,860	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	223,097	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$939,186	$744,186	$727,656	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both September 30, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	September 30, 2017	December 31, 2016
SBA Debentures	$2,217	$2,699
2019 Notes	—	1,546
2024 Notes	6,889	7,482
2021 Asset-Backed Notes	616	1,233
2022 Convertible Notes	3,938	—
Wells Facility (1)	271	501
Union Bank Facility (1)	453	768
Total	$14,384	$14,229

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and nine months ended September 30, 2017.

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

At September 30, 2017, we had approximately $46.3 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $72.0 million of non-binding term sheets outstanding to three new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2017, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
NewVoiceMedia Limited	$15,000
Evernote Corporation	10,000
Aquantia Corp.	6,500
Wrike, Inc.	5,000
MDX Medical, Inc.	4,500
908 DEVICES INC.	2,500
Verastem, Inc.	2,500
RedSeal Inc.	302
Total	$46,302

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2017:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$744,186	$140,476	$51,200	$344,250	$208,260
Operating Lease Obligations (4)	4,370	1,831	1,149	1,145	245
Total	$748,556	$142,307	$52,349	$345,395	$208,505

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $258.5 million of the 2024 Notes, $230.0 million of the Convertible Notes and $65.5 million of the 2021 Asset-Backed Notes as of September 30, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(4)	Facility leases.
(5)	Reflects announced redemption of a portion of the 2024 Notes in November 2017. See “ – Subsequent Events.”

Certain premises are leased under agreements which expire at various dates through February 2023. Total rent expense amounted to approximately $443,000 and $1.3 million during the three and nine months ended September 30, 2017. Total rent expense amounted to approximately $420,000 and $1.3 million during the same periods ended September 30, 2016.

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

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
			$13.71

*	Distribution paid in cash and stock.

On October 25, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 20, 2017 to stockholders of record as of November 13, 2017. This distribution represents our forty-ninth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.71 per share.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2016, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended September 30, 2017, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2017 distributions to stockholders will actually be.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At September 30, 2017, approximately 89.5% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2017 and as of December 31, 2016. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2017, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,300,068	$—	$—	$1,300,068
Preferred Stock	41,993	—	—	41,993
Common Stock	42,324	16,018	—	26,306
Warrants	32,729	—	3,520	29,209
Escrow Receivable	915	—	—	915
Total	$1,418,029	$16,018	$3,520	$1,398,491

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and the year ended December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2017
Senior Debt	$1,323,978	$(24,318)	$39,423	$498,613	$—	$(474,957)	$—	$(62,671)	$1,300,068
Preferred Stock	39,418	(7,531)	10,101	473	(468)	—	—	—	41,993
Common Stock	10,965	—	(49,532)	3,748	(1,546)	—	62,671	—	26,306
Warrants	24,246	755	9,650	1,784	(7,226)	—	—	—	29,209
Escrow Receivable	1,382	11	—	3,119	(3,597)	—	—	—	915
Total	$1,399,989	$(31,083)	$9,642	$507,737	$(12,837)	$(474,957)	$62,671	$(62,671)	$1,398,491

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers into Level 3 during the nine months ended September 30, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions. Transfers out of Level 3 during the nine months ended September 30, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

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

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures

For nine months ended September 30, 2017, approximately $2.4 million in net unrealized appreciation and $49.3 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of our debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $1.1 million in net unrealized depreciation and $10.2 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements as of September 30, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$14,794	Originated Within 6 Months	Origination Yield	13.22%	13.22%
	489,860	Market Comparable Companies	Hypothetical Market Yield	9.42% - 15.44%	12.98%
			Premium/(Discount)	0.00% - 0.75%
	5,100	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 100.00%
Technology	152,443	Originated Within 6 Months	Origination Yield	10.46% - 17.49%	11.57%
	219,760	Market Comparable Companies	Hypothetical Market Yield	9.07% - 19.06%	13.68%
			Premium/(Discount)	(0.25%) - 0.50%
	21,960	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	14,698	Originated Within 6 Months	Origination Yield	17.61%	17.61%
Technology	81,842	Market Comparable Companies	Hypothetical Market Yield	11.78% - 14.49%	13.18%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	32,798	Originated Within 6 Months	Origination Yield	10.38% - 13.18%	11.06%
	58,556	Market Comparable Companies	Hypothetical Market Yield	9.38% - 17.29%	12.77%
			Premium/(Discount)	0.00% - 0.75%
	—	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	37,187	Originated Within 6 Months	Origination Yield	12.09% - 12.68%	12.40%
	20,145	Market Comparable Companies	Hypothetical Market Yield	8.81%	8.81%
			Premium/(Discount)	0.25%
	2,995	Liquidation (3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	147,930	Debt Investments Maturing in Less than One Year
	$1,300,068	Total Level Three Debt Investments

(1)

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation(3)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation(3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (4)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

(1)

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$10,413	Market Comparable Companies	EBITDA Multiple (2)	5.8x - 56.7x	16.4x
			Revenue Multiple (2)	0.4x - 6.2x	3.2x
			Discount for Lack of Marketability (3)	10.08% - 14.34%	11.61%
			Average Industry Volatility (4)	39.02% - 62.19%	55.65%
			Risk-Free Interest Rate	1.20% - 1.33%	1.22%
			Estimated Time to Exit (in months)	6 - 14	7
	19,167	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(16.27%) - 23.40%	7.42%
			Average Industry Volatility (4)	29.02% - 106.33%	79.23%
			Risk-Free Interest Rate	0.80% - 1.53%	1.21%
			Estimated Time to Exit (in months)	8 - 29	13
	38,719	Other (7)
Warrant Investments	21,198	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 56.7x	15.7x
			Revenue Multiple (2)	0.4x - 7.5x	2.8x
			Discount for Lack of Marketability (3)	5.06% - 31.10%	14.96%
			Average Industry Volatility (4)	33.09% - 106.76%	55.33%
			Risk-Free Interest Rate	0.99% - 1.75%	1.30%
			Estimated Time to Exit (in months)	2 - 47	16
	6,056	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(69.77%) - 139.40%	14.28%
			Average Industry Volatility (4)	29.02% - 108.76%	75.67%
			Risk-Free Interest Rate	0.80% - 1.82%	1.24%
			Estimated Time to Exit (in months)	8 - 41	15
	1,955	Other (7)
Total Level Three Warrant and Equity Investments	$97,508

(1)

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

(2)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(6)	Weighted averages are calculated based on the fair market value of each investment.

(7)    The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$9,258	Market Comparable Companies	EBITDA Multiple (2)	0.0x - 38.7x	12.3x
			Revenue Multiple (2)	0.9x - 8.7x	3.1x
			Discount for Lack of Marketability (3)	13.75% - 25.97%	16.73%
			Average Industry Volatility (4)	45.54% - 113.16%	61.06%
			Risk-Free Interest Rate	0.79% - 1.50%	0.91%
			Estimated Time to Exit (in months)	10 - 38	15
	19,836	Market Adjusted OPM Backsolve	Average Industry Volatility (4)	29.93%- 109.95%	73.49%
			Risk-Free Interest Rate	0.65% - 1.44%	0.92%
			Estimated Time to Exit (in months)	10 - 34	15
	21,289	Other (6)
Warrant Investments	8,959	Market Comparable Companies	EBITDA Multiple (2)	2.6x - 51.4x	13.8x
			Revenue Multiple (2)	0.4x - 6.1x	2.5x
			Discount for Lack of Marketability (3)	11.74% - 27.25%	19.02%
			Average Industry Volatility (4)	38.58% - 111.15%	62.03%
			Risk-Free Interest Rate	0.68% - 1.68%	1.04%
			Estimated Time to Exit (in months)	7 - 47	20
	9,713	Market Adjusted OPM Backsolve	Average Industry Volatility (4)	29.93% - 116.29%	67.20%
			Risk-Free Interest Rate	0.45% - 1.84%	0.99%
			Estimated Time to Exit (in months)	3 - 47	20
	5,574	Other (6)
Total Level Three Warrant and Equity Investments	$74,629

(1)

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

(2)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Weighted averages are calculated based on the fair market value of each investment.
(6)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

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

We apply a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. We determine the yield at inception for each debt investment. We then use senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market based movements.

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

We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt investment is less than the amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or, if under the in-exchange premise, the value of a debt investment is greater than amortized cost.

When originating a debt investment, we generally receive warrants or other equity-related securities from the borrower. We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the debt investment from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of  September 30, 2017 there were no material past due escrow receivables.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and nine months ended September 30, 2017. See “— Results of Operations” for a comparison of investment income for the three and nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. We do not believe that ASU 2016-02 will have a material impact on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. There is not a material impact from adopting this standard on our financial statements. We have adopted this standard for the nine months ended September 30, 2017.

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

Subsequent Events

Distribution Declaration

On October 25, 2017 the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 20, 2017 to stockholders of record as of November 13, 2017. This distribution represents our forty-ninth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $13.71 per share.

2022 Notes

On October 23, 2017, we issued $150.0 million in aggregate principal amount of 4.625% Notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to an Indenture, dated September 7, 2017 (the “2022 Notes Indenture”), between us and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.9 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount of approximately $1.9 million, were approximately $2.1 million.

We intend to use the net proceeds from this offering to repurchase or otherwise redeem a portion of its 2024 Notes, (ii) to fund investments in debt and equity securities in accordance with its investment objective and (iii) for working capital and other general corporate purposes. The 2022 Notes mature on October 23, 2022, unless previously repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.625% per year payable semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018.

The 2022 Notes are our unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated, or junior, in right of payment to the 2022 Notes. The 2022 Notes are not guaranteed by any of our current or future subsidiaries. The 2022 Notes rank pari passu, or equally, in right of payment with all of our existing and future liabilities that are not so subordinated, or junior. The 2022 Notes effectively rank subordinated, or junior, to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2022 Notes rank structurally subordinated, or junior, to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

We may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof.

Redemption of 2024 Notes

On October 24, 2017, our Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes, and notice for such redemption has been provided. We have publicly announced our intention to redeem this portion of the 2024 Notes on November 23, 2017.

Appointment of Directors

On October 25, 2017, our Board of Directors elected Jorge Titinger and Brad Koenig as directors of the Company. There are no arrangements or understandings between Mr. Titinger or Mr. Koenig and any other persons pursuant to which they were elected as directors of the Company. Both Mr. Titinger and Mr. Koenig will each be entitled to the applicable annual retainer pursuant to our director compensation arrangements, under terms consistent with those previously disclosed by the Company. They will also be entitled to enter an indemnification agreement with the Company.

Mr. Titinger’s Board election will be effective at the time of the Annual Meeting and will fill the position vacated by Susanne Lyons who will be stepping down at the Annual Meeting. His appointment will be ratified at the Annual Meeting as a Class I director for a term expiring in 2020. At the time Mr. Titinger joins the Board, he will be appointed to the Compensation Committee and will serve as chairman.

Mr. Koenig will hold office as a Class II director for a term expiring in 2018. He will serve on the Audit Committee and Nominating and Corporate Governance Committee.

ATM Equity Program Issuances

Subsequent to September 30, 2017, and as of October 30, 2017, we sold 567,000 shares of common stock for total accumulated net proceeds of approximately $7.1 million, including $65,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of October 30, 2017, approximately 10.7 million shares remain available for issuance and sale under the ATM equity program.

Departure of Officer

On October 27, 2017, we and Mark Harris mutually agreed that Mr. Harris would separate from the Company and end his tenure as Chief Financial Officer and Chief Accounting Officer effective November 2, 2017. Mr. Harris’ separation did not result from any disagreements with the Company regarding its operations, policies, practices or any issues regarding financial disclosures, accounting or legal matters.

Appointment of Officers

Effective October 31, 2017, the Board of Directors appointed David Lund, our former Chief Financial Officer, as our Interim Chief Financial Officer and Gerard R. Waldt, Jr., our current Controller, as our Interim Chief Accounting Officer.

Asset Acquisition

On November 1, 2017, we, through a wholly owned subsidiary, Bearcub Acquisitions LLC, entered into, and consummated the transactions contemplated by, a definitive asset purchase agreement with Ares Capital Corporation to acquire select venture loan assets for approximately $125.8 million in cash.

Management Structure

We have decided to suspend our review of alternative investment management structures and will remain an internally managed business development company for the foreseeable future.

Portfolio Company Developments

As of October 30, 2017, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Aquantia Corp. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to September 30, 2017, the following companies announced or completed liquidity events:

1.

In August 2017, our former portfolio company Cempra, Inc. and current portfolio company Melinta Therapeutics, Inc., announced that they had entered into a definitive agreement under which Melinta Therapeutics, Inc. will merge with a subsidiary of Cempra, Inc. The merger is expected to create a NASDAQ-listed company and close in the fourth quarter of 2017, subject to the approval of the stockholders of each company as well as other customary conditions.

2.

In October 2017, our portfolio company Neothetics, Inc., announced they have entered into a definitive agreement under which privately-held Evofem Biosciences will merge with a wholly-owned subsidiary of Neothetics in an all-stock transaction.  Upon closing of this transaction, Neothetics will be renamed Evofem Biosciences, Inc.

3.	In October 2017, our portfolio company ForeScout Technologies, Inc. completed its initial public offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2017, approximately 96.7% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS(1)
25	$2,630	$—	$2,630	$0.03
50	$5,505	$—	$5,505	$0.07
75	$8,380	$—	$8,380	$0.10
100	$11,406	$—	$11,406	$0.14
200	$24,161	$—	$24,161	$0.29
300	$37,169	$—	$37,169	$0.45

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 82,496.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2017 we did not engage in interest rate (or foreign currency) hedging activities.

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

Additionally, as an internally managed business development company, our ability to offer more competitive and flexible compensation structures, such as offering both a profit sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

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

In order to satisfy the tax requirements applicable to a RIC and to minimize or avoid being subject to income and excise taxes, we intend to make distributions to our stockholders treated as dividends for U.S. federal income tax purposes generally of an amount at least equal to substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their NAV.

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

At September 30, 2017, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 89.5% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”), our 2024 Notes, our 2022 Notes, our 2022 Convertible Notes and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of September 30, 2017, we had no borrowings outstanding under the Wells Facility and the Union Bank Facility. In addition, as of September 30, 2017, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $258.5 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”), approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022 (the “2022 Convertible Notes”) and approximately $65.5 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”).

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

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of September 30, 2017, our asset coverage ratio under our regulatory requirements as a business development company was 250.4% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 212.0%when including all SBA leverage.

Based on assumed leverage equal to 89.0% of our net assets as of September 30, 2017, our investment portfolio would have been required to experience an annual return of at least 2.7% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below:

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	(24.08%)	(14.61%)	(5.15%)	4.32%	13.78%

(1)

Assumes $1.6 billion in total assets, $744.2 million in debt outstanding, $836.3 million in stockholders’ equity, and an average cost of funds of 5.8%, which is the approximate average cost of borrowed funds, including our Credit Facilities, 2022 Convertible Notes, 2024 Notes, our SBA debentures and our 2021 Asset-Backed Notes for the period ended September 30, 2017. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities and the 2024 Notes, 2022 Notes and 2022 Convertible Notes contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2024 Notes, 2022 Notes or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our Credit Facilities and the 2024 Notes, 2022 Notes and 2022 Convertible Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2024 Notes, 2022 Notes or 2022 Convertible Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Financial Condition of Results of Operations—Borrowings.”

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

FATCA withholding may apply to payments made to certain foreign entities.

The Foreign Account Tax Compliance Act provisions of the Code and the related Treasury Regulations and other administrative guidance promulgated thereunder (collectively, “FATCA”) generally requires us to withhold U.S. tax (at a 30% rate) on payments of interest and taxable dividends as well as, effective January 1, 2019, redemption proceeds and certain capital gain dividends made to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Persons located in jurisdictions that have entered into an intergovernmental agreement with the United States to implement FATCA may be subject to different rules. Stockholders may be requested to provide additional information to enable us to determine whether such withholding is required.

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

Under applicable Treasury regulations and other general guidelines issued by the IRS, RICs are permitted to treat certain distributions payable in their stock, as taxable dividends that will satisfy their annual distribution obligations for U.S. federal income tax and excise tax purposes provided that stockholders have the opportunity to elect to receive all or a portion of such distribution in cash. Taxable stockholders receiving distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable distributions that are partially payable in our common stock.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of September 30, 2017, approximately 96.7% of our loans were at floating rates or floating rates with a floor and 3.3% of the loans were at fixed rates.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During nine months ended September 30, 2017, we did not engage in any hedging activities.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $107.9 million and $279.9 million in assets, respectively, and they accounted for approximately 5.4% and 13.9% of our total assets, respectively, prior to consolidation at September 30, 2017. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.

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

HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2017 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum combined capacity for our SBIC subsidiaries under our existing licenses. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NYSE have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. The Dodd-Frank Wall Street Reform and Protection Act, as amended, or the Dodd-Frank Act, contains significant corporate governance and executive compensation-related provisions, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the new presidential administration has announced its intention to repeal, amend, or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd‑Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd‑Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on our business as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Restrictions imposed on the declaration of dividends or other distributions to holders of our common stock, by both the 1940 Act and by requirements imposed by rating agencies, might impair our ability to make the required distributions to our stockholders in order to be subject to tax as a RIC. While we intend to prepay our Notes and other debt to the extent necessary to enable us to distribute our income as required to maintain our ability to be subject to tax as a RIC, there can be no assurance that such actions can be effected in time or in a manner to satisfy the requirements set forth in the Code.

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

As of September 30, 2017, we had approximately $46.3 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

As of September 30, 2017, approximately 73.5% of the fair value of our portfolio was composed of investments in five industries: 27.7% investments in the drug discovery & development industry, 20.0% investments in the software industry, 10.4% investments in the media/content/info industry, 7.9% investments in the sustainable and renewable technology industry, and 7.5% investments in the internet consumer & business services industry.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2017 that represent greater than 5% of our net assets:

	September 30, 2017
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$110,408	13.2%
Insmed, Incorporated	57,506	6.9%
Axovant Sciences Ltd.	54,117	6.5%
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	52,353	6.3%
Fuze, Inc.	50,260	6.0%
Emma, Inc.	48,500	5.8%
Proterra, Inc.	42,432	5.1%
Snagajob.com, Inc.	42,090	5.0%

•	Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.
•	Insmed, Incorporated is a biopharmaceutical company that focuses on the development of inhaled pharmaceuticals for the site-specific treatment of serious lung diseases.
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•	Emma, Inc. is a technology company that offers software to enable organizations to create, send and track email marketing campaigns and online surveys.
•	Proterra, Inc. designs and manufactures zero-emission vehicles that enable bus fleet operators to eliminate the dependency on fossil fuels and significantly reduce operating costs.
•	Snagajob.com, Inc. is a technology company that offers an array of services designed to simplify the hourly job recruiting process for both job seekers and employers.

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

At September 30, 2017, approximately 44.6% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 41.0% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 14.1% of the our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property, and 0.3% were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period. At September 30, 2017, we had no equipment only liens on any of our portfolio companies.

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

In some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance. However, we generally do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

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

We may from time-to-time provide loans that will be collateralized only by equipment of the portfolio company. If the portfolio company defaults on the loan we would take possession of the underlying equipment to satisfy the outstanding debt. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. At September 30, 2017, we had no equipment-based loans.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $124.5 million or 8.8% of total investments in securities at September 30, 2017. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. As a RIC, if we do not distribute at least a certain percentage of our income each taxable year as dividends for U.S. federal income tax purposes to our stockholders, we will suffer adverse tax consequences, including the inability to be subject to tax as a RIC. We cannot assure you that you will receive distributions at a particular level or at all.

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

When we invest in debt securities, we generally expect to acquire warrants or other equity-related securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience. In addition, we anticipate that approximately 50% of our warrants may not realize and exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. GAAP, of those approximately 50% of warrants that we do not realize and exit, the assigned costs to the initial warrants may lead to realized write-offs when the warrants either expire or are not exercised.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During the nine months ended September 30, 2017, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $474.5 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 8.3% of the outstanding value of our investment portfolio as of September 30, 2017. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the nine months ended September 30, 2017.

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
Additionally, we may redeem the 2024 Notes after July 30, 2017 and the 2022 Notes after September 23, 2022 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2024 Notes or 2022 Notes when the fair market value of the 2024 Notes or 2022 Notes is above par value, you would experience a loss of any potential premium.

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

The 2024 Notes, 2022 Notes and 2022 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2024 Notes, 2022 Notes and 2022 Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2024 Notes, 2022 Notes and 2022 Convertible Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes, 2022 Notes and 2022 Convertible Notes.

The 2024 Notes, 2022 Notes and 2022 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2024 Notes, 2022 Notes and 2022 Convertible Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2024 Notes, 2022 Notes or 2022 Convertible Notes and the 2024 Notes, 2022 Notes or 2022 Convertible Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2024 Notes, 2022 Notes or 2022 Convertible Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Notes, 2022 Notes and 2022 Convertible Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be structurally subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Notes, 2022 Notes and 2022 Convertible Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes, 2022 Notes and 2022 Convertible Notes.

The respective indentures under which the 2024 Notes, 2022 Notes and 2022 Convertible Notes were issued contains limited protections for the holders of the 2024 Notes, 2022 Notes and 2022 Convertible Notes.

The indenture under which 2024 Notes, 2022 Notes and 2022 Convertible Notes were issued offers limited protections to the holders of the 2024 Notes, 2022 Notes and 2022 Convertible Notes. The terms of the respective indentures and the 2024 Notes, 2022 Notes and 2022 Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2024 Notes, 2022 Notes or 2022 Convertible Notes. In particular, the terms of the respective indentures and the 2024 Notes, 2022 Notes and 2022 Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2024 Notes, 2022 Notes or 2022 Convertible Notes, (2) any

indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2024 Notes, 2022 Notes or 2022 Convertible Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2024 Notes, 2022 Notes or 2022 Convertible Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2024 Notes, 2022 Notes or 2022 Convertible Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Notes, 2022 Notes or 2022 Convertible Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash distributions upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution or the purchase and after deducting the amount of such distribution or purchase);

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

Furthermore, the terms of the respective indentures and the 2024 Notes, 2022 Notes and 2022 Convertible Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition or results of operations, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2024 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2024 Notes, 2022 Notes and 2022 Convertible Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the respective indentures and the 2024 Notes, 2022 Notes and 2022 Convertible Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Notes, 2022 Notes and 2022 Convertible Notes.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Notes, 2022 Notes or 2022 Convertible Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes, 2022 Notes or 2022 Convertible Notes and substantially decrease the market value of the 2024 Notes, 2022 Notes and 2022 Convertible Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility or Union Bank Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility or Union Bank Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2024 Notes, 2022 Notes, 2022 Convertible Notes, Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the nine months ended September 30, 2017, we issued 132,228 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.8 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

On October 25, 2017, the Board of Directors scheduled the Company’s 2017 Annual Meeting of Stockholders (the “Annual Meeting”) for December 13, 2017, which date is more than 30 days from the first anniversary of the date of the Company’s 2016 annual meeting of stockholders that was held on July 7, 2016.

Stockholders may submit proposals on matters appropriate for stockholder action, including director nominations, at our annual meetings consistent with regulations adopted by the SEC and the Company’s bylaws. Because the date of the Annual Meeting is more than 30 days from the first anniversary of the date of the 2016 meeting, such shareholder proposals must be received by the Company within a reasonable time before the Company begins to print and send proxy material for the Annual Meeting. In order to be considered timely, shareholder proposals to be considered for inclusion in the Company’s proxy statement and proxy card relating to the Annual Meeting must have been received by the Company no later than November 5, 2017. Any such proposal must have also met the requirements set forth in the Company’s bylaws and the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the Annual Meeting.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Statement of Eligibility of Trustee on Form T-1.(1)
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on September 5, 2017 (File No. 333-214767).

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2017

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	September 30,
		Credited to	Realized	2016	Gross	Gross	Appreciation/	2017
Portfolio Company	Investment (1)	Income (2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Senior Debt	$144	$(486)	$1,304	$74	$(1,378)	$—	$—
	Common Stock	—	—	3,396	—	(900)	(2,254)	242
HercGamma, Inc. (6)	Common Stock	—	—	—	1,169	(646)	(523)	—
Total Majority Owned Control Investments		$144	$(486)	$4,700	$1,243	$(2,924)	$(2,777)	$242
Other Control Investments
SkyCross, Inc.	Senior Debt	$—	$(15,058)	$—	$—	$(16,900)	$16,900	$—
	Preferred Warrants	—	(394)	—	—	(394)	394	—
Tectura Corporation (5)	Senior Debt	1,361	—	—	20,385	(240)	2,995	23,140
	Preferred Warrants	—	(51)	—	51	(102)	51	—
Second Time Around (Simplify Holdings, LLC) (8)	Senior Debt	—	—	—	1,781	(1,921)	140	—
Total Other Control Investments		$1,361	$(15,503)	$—	$22,217	$(19,557)	$20,480	$23,140
Total Control Investments		$1,505	$(15,989)	$4,700	$23,460	$(22,481)	$17,703	$23,382

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Stock	$—	$—	$4,529	$173	$—	$1,201	$5,903
	Preferred Warrants	—	—	170	—	—	(9)	161
Stion Corporation	Senior Debt	2	—	333	—	(333)	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (7)	Senior Debt	246	—	—	14,698	—	—	14,698
	Common Stock	—	—	—	61,502	—	(48,678)	12,824
Total Affiliate Investments		$248	$—	$5,032	$76,373	$(333)	$(47,486)	$33,586
Total Control and Affiliate Investments		$1,753	$(15,989)	$9,732	$99,833	$(22,814)	$(29,783)	$56,968

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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
(6)

As of June 30, 2017, the Company's wholly owned subsidiary HercGamma, Inc. became classified as a control investment as a result of an investment in a portfolio company whereby the subsidiary obtained a controlling financial interest.

(7)

As of September 30, 2017, the Company's investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as an affiliate investment due to a reduction in equity ownership. Note that this investment was classified as a control investment as of June 30, 2017 after the Company obtained a controlling financial interest.

(8)	As of September 30, 2017, the Company's investment in Second Time Around (Simplify Holdings, LLC) became classified as a control investment as a result of obtaining a controlling financial interest.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2017

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Communications & Networking	Common Stock			100	$3,100	$242
HercGamma, Inc.	Medical Devices & Equipment	Common Stock			100	523	—
Total Majority Owned Control Investments (0.03%)*						$3,623	$242
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,145	$20,145	$20,145
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$11,015	240	2,995
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
Total Tectura Corporation						20,385	23,140
Second Time Around (Simplify Holdings, LLC)	Consumer & Business Products	Senior Secured Debt	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 4.75% Exit Fee	1,746	1,781	—
Total Other Control Investments (2.77%)*						$22,166	$23,140
Total Control Investments (2.80%)*						$25,789	$23,382

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			6,185,567	$3,000	$389
	Medical Devices & Equipment	Preferred Series C Equity			1,927,309	655	110
	Medical Devices & Equipment	Preferred Series D Equity			55,103,923	5,257	3,907
	Medical Devices & Equipment	Preferred Series E Equity			15,638,888	1,308	1,496
	Medical Devices & Equipment	Preferred Series D Warrants			10,535,275	1,252	161
Total Optiscan BioMedical, Corp.						11,472	6,064
Stion Corporation	Sustainable & Renewable Energy Technology	Preferred Series Seed Warrants			2,154	1,378	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable & Renewable Energy Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$15,000	14,698	14,698
	Sustainable & Renewable Energy Technology	Common Stock			288	61,502	12,824
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$76,200	$27,522
Total Affiliate Investments (4.02%)*						$89,050	$33,586
Total Control and Affiliate Investments (6.81%)*						$114,839	$56,968

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: November 2, 2017	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 2, 2017	/S/ GERARD R. WALDT, JR.
Gerard R. Waldt, Jr.
Interim Chief Accounting Officer