Form 10-K
period 2017-12-31
Hercules Capital, Inc.
filed 2018-02-22
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.1 billion based upon a closing price of $13.24 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 16, 2018, there were 85,222,353 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT and San Diego, CA.

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

We also make investments in qualifying small businesses through our two wholly-owned small business investment companies, or SBICs. Our SBIC subsidiaries, Hercules Technology II, L.P., or HT II, and Hercules Technology III, L.P., or HT III, hold approximately $111.8 million and $284.0 million in assets, respectively, and accounted for approximately 5.4% and 13.8% of our total assets, respectively, prior to consolidation at December 31, 2017. At December 31, 2017, we have issued $190.2 million in Small Business Administration, or SBA, guaranteed debentures in our SBIC subsidiaries. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

We regularly engage in discussions with third parties with respect to various potential transactions to explore all alternatives. We may acquire an investment or a portfolio of investments or an entire company or sell portions of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board of Directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Venture Lending Portfolio Asset Acquisition

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

We are internally managed under the supervision of our Board of Directors. We do not pay management or advisory fees, but instead incur costs customary for an operating company.  Some of those costs include recruiting and marketing expenses as well as the costs associated with employing management, investment and portfolio management professionals, and technology, secretarial and other support personnel.  In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500,000 in the aggregate in any year.  We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT and San Diego, CA. We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

Due to the difficulties described above, we believe traditional lenders generally refrain from entering the structured debt financing marketplace, instead preferring the risk-reward profile of asset-based lending. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 410 technology-related companies, representing almost $7.3 billion in commitments from inception to December 31, 2017, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (“SQL”) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2017, our proprietary SQL-based database system included approximately 48,350 technology-related companies and approximately 9,650 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 4.6% to 13.0% as of  December 31, 2017. As of December 31, 2017, approximately 96.4% of our loans were at floating rates or floating rates with a floor and 3.6% of the loans were at fixed rates.

In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual payment-in-kind (“PIK”) interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

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

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between two and seven years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 13.0% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2017, we held warrant and equity-related securities in 163 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2017, approximately 74.9% of the fair value of our portfolio was composed of investments in five industries: 23.9% was composed of investments in the drug discovery and development industry, 23.4% was composed of investments in the software industry, 10.0% was composed of investments in the internet consumer and business services industry, 9.9% was composed of investments in the media/ content/ info industry and 7.7% was composed of investments in the sustainable and renewable technology industry.

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

Operating Plan. We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that in addition to having sufficient capital to support leverage, it has an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt for an additional six to 12 months subject to market conditions.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2017, our investment origination team, which consists of approximately 35 investment professionals, is headed by our Chief Investment Officer and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

graded 2.

Grade 3.

The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We increase procedures to monitor a borrower that may have limited amounts of cash remaining on the balance sheet, is approaching its next equity capital raise within the next three to six months, or if the estimated fair value of the enterprise may be lower than when the loan was originated. We will generally lower the loan grade to a grade 3 even if the company is performing in accordance to plan as it approaches the need to raise additional cash to fund its operations. Once the borrower closes its new equity capital raise, we may increase the loan grade back to grade 2 or maintain it at a grade 3 as the company continues to pursue its business plan.

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

At December 31, 2017, our investments had a weighted average investment grading of 2.17.

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

EMPLOYEES

As of December 31, 2017, we had 67 employees, including approximately 35 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company or has greater than 50% representation on its board.

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

Our current code of ethics is posted on our website at www.htgc.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. Our proxy voting decisions are made by members of the Investment Team, who review on a case- by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. We generally do not believe it is necessary to engage the services of an independent third party to assist in issue analysis and vote recommendation for proxy proposals.

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

On May 23, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan (the “2004 Plan”) and 2006 Non-Employee Director Plan (the “2006 Plan” and, together with the 2004 Plan, the “Plans”) permitting such restricted grants. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.  In the future, we may adopt a Non-Employee Director Plan that, among other things, provides for the issuance of restricted stock to directors. The maximum amount of shares that may be issued under the Plans will be 10% of the outstanding shares of our common stock on the effective date of the Plans plus 10% of the outstanding number of shares of our common stock issued or delivered by us (other than pursuant to compensation plans) during the term of the Plans. The amount of voting securities that would result from the exercise of all of our outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of our outstanding voting securities, except that if such amount would exceed 15% of our outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

On June 22, 2010 we received approval from the SEC on our request for exemptive relief that permits our employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

Other

We may be periodically examined by the SEC for compliance with the Exchange Act and the 1940 Act.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through our two wholly-owned SBIC subsidiaries, HT II and HT III. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2017, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

We intend to seek an additional SBIC license to ensure continued access to the maximum statutory limit of SBA guaranteed debentures under the SBIC program. We have formed Hercules Technology IV, L.P. for that purpose. There can be no assurance of when or if we will receive SBA approval for another SBIC license.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

HT II and HT III hold approximately $111.8 million and $284.0 million in assets, respectively, and accounted for approximately 5.4% and 13.8% of our total assets prior to consolidation at December 31, 2017.

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

Election to be Subject to Tax as a RIC

Through December 31, 2005, we were subject to U.S. federal income tax as an ordinary corporation under Subchapter C of the Code. Effective beginning on January 1, 2006 we met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our U.S. federal income tax return for 2006. To qualify for treatment as a RIC we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, in respect of each taxable year, dividends for federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the “Annual Distribution Requirement.” Upon satisfying these requirements in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for federal income tax purposes, which will allow us to reduce or eliminate our liability for corporate-level income tax.

On December 31, 2005, immediately before the effective date of our RIC election, we held assets with “built-in gains,” which are assets whose fair market value as of the effective date of the election exceeded their tax basis as of such date. We elected to recognize all of our net built-in gains on such assets at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 U.S. federal income tax return. In making this election, we marked our portfolio investments and other assets to market at the time of our RIC election and paid approximately $294,000 in income tax on the resulting gains.

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

We may invest in partnerships which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.  In addition, some of the income and fees that we may recognize will not be qualifying income under the 90% Income Test.  In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes.  Such corporations generally will be subject to corporate income taxes on their earnings, which ultimately will reduce our return on such income and fees.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in  preceding calendar years (the “Excise Tax Avoidance Requirement”). We are not subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

If we acquire the equity securities of certain foreign corporations that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders to the extent that such income or gain is attributable to our ownership of the passive foreign investment company stock in a prior taxable year. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our liability for any such taxes and related interest charges.

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year.  In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation. Furthermore, under recently proposed Treasury Regulations, certain income derived by us from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the CFC makes distributions of that income to us in the same year of the CFC in which we are treated as having received a deemed distribution of such income. As such, we may limit and/or manage our holdings in issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

At December 31, 2017, approximately 93.2% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We may from time to time engage one or more independent valuation firms to provide us with valuation assistance with respect to certain of our portfolio investments. We engage independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

We then use senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt investments and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market based movements.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2017, there were no material past due escrow receivables.

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

Members of our senior management may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed business development companies that are not subject to the same limitations on incentive-based compensation that we, as an internally managed business development company are subject to. We do not currently have agreements with certain members of our senior management that prohibit them from leaving and competing with our business and certain States limit our ability to have such agreements. In addition, the evaluation of alternative management structures discussed above may lead to changes in our management structure. A departure by one or more members of our senior management could have a negative impact on our business, financial condition and results of operations.

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

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. Organizational growth and scale-up of our investments could strain our existing managerial, investment, financial and other resources. Management of our growth could divert financial resources from other projects. Failure to manage our future growth effectively could lead to a decrease in our future distributions and have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2017, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 93.2% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”), our 2022 Notes, our 2024 Notes, our 2021 Asset-Backed Notes, and our 2022 Convertible Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2017, we had no borrowings outstanding under the Wells Facility and the Union Bank Facility. In addition, as of December 31, 2017, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $150.0 million in aggregate principal amount of 4.625% notes due 2022 (the “2022 Notes”), approximately $183.5 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”), approximately $49.2 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”) and approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022 (the “2022 Convertible Notes”).

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

As of December 31, 2017 our asset coverage ratio under our regulatory requirements as a business development company was 236.7% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 204.3% when including all SBA leverage.

Based on assumed leverage equal to 95.5% of our net assets as of December 31, 2017, our investment portfolio would have been required to experience an annual return of at least 2.9% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(25.31%)	(15.48%)	(5.64%)	4.20%	14.04%

(1)

Assumes $1.7 billion in total assets, $802.9 million in debt outstanding, $841.0 million in stockholders’ equity, and an average cost of funds of 5.9%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2017. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, 2024 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, 2024 Notes, 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our 2022 Notes, 2024 Notes, 2022 Convertible Notes, and Credit Facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2022 Notes, 2024 Notes or 2022 Convertible Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Financial Condition of Results of Operations—Borrowings.”

Acquisitions or investments that we may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

We may consider acquisitions and investments that complement our existing business. These possible acquisitions and investments involve or may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material effect on our financial condition and operating results.

In particular, if we incur additional debt, our liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity to finance an acquisition. Moreover, we may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect our various financial ratios and our compliance with the conditions of our existing indebtedness. In addition, such additional indebtedness may be secured by liens on our assets.

Acquisitions involve numerous other risks, including:

•	diversion of management time and attention;
•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;
•	difficulties integrating the operations, technologies and personnel of the acquired businesses;
•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;
•	disruptions to our ongoing business;
•	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;
•	the inability to obtain required financing for the new acquisition or investment opportunities and our existing business;
•	the need or obligation to divest portions of an acquired business;
•	challenges associated with operating in new geographic regions;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;
•	potential loss of our or the acquired business’ key employees, contractual relationships, suppliers or customers; and
•	inability to obtain required regulatory approvals.

To the extent we pursue an acquisition that causes us to incur unexpected costs or that fails to generate expected returns, our financial position, results of operations and cash flows may be adversely affected, and our ability to service indebtedness, including our outstanding notes, may be negatively impacted.

In addition, we may fail in our pursuit of an acquisition and, instead, one of our competitors may successfully obtain the target and deprive us of an important opportunity and allow them to grow larger giving them the ability to have a lower cost of capital and competitive advantage in the market (including by being able to offer better pricing and larger loans) and, as a larger company, potentially giving them more valuable equity currency to do other transactions.

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

The Wells Facility and the Union Bank Facility mature in August 2019 and May 2020, respectively, and any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

As of December 31, 2017, we had two available secured credit facilities, the Wells Facility and the Union Bank Facility, which mature in August 2019 and May 2020, respectively. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace either Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

•	Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

In accordance with U.S. federal tax requirements, we are required to include in income for tax purposes certain amounts that we have not yet received in cash, such as OID and contractual PIK interest arrangements, which represent contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash. Also, recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2017, approximately 96.4% of our loans were at floating rates or floating rates with a floor and 3.6% of the loans were at fixed rates.

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

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the effect of this announcement as there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2017, we did not engage in any hedging activities.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $111.8 million and $284.0 million in assets, respectively, and they accounted for approximately 5.4% and 13.8% of our total assets, respectively, prior to consolidation at December 31, 2017. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.

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

HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum combined capacity for our SBIC subsidiaries under our existing licenses. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. HT II and HT III have debentures outstanding that become due starting in March 2019, and September 2020, respectively. Our SBIC subsidiaries will need to generate sufficient cash flow to make required interest payments on the debentures. If our SBIC subsidiaries are unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under such debentures as the result of a default by us.

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

Significant U.S. federal tax legislation was recently enacted and the impact of this new legislation on us and on entities in which we may invest is uncertain.

Significant U.S. federal tax reform legislation was recently enacted that, among many other changes, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The new legislation also makes extensive changes to the U.S. international tax system. The impact of this new legislation on us and on entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe North Korea, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (“Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like many of our portfolio companies, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, declines in oil and natural gas prices could adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. In addition, volatility in the equity markets could impact our portfolio companies’ access to the debt and equity capital markets, which could ultimately limit their ability to grow, satisfy existing financing and other arrangements and impact their ability to perform.  Volatility in the equity markets could also impact our ability to liquidate or achieve value from warrants and other equity investments we have in our portfolio companies. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

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

As of December 31, 2017, we had approximately $73.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

As of December 31, 2017, approximately 74.9% of the fair value of our portfolio was composed of investments in five industries: 23.9% was composed of investments in the drug discovery and development industry, 23.4% was composed of investments in the software industry, 10.0% was composed of investments in the internet consumer and business services industry, 9.9% was composed of investments in the media/content/info industry and 7.7% was composed of investments in the sustainable and renewable technology industry.

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

The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2017 that represent greater than 5% of our net assets:

	December 31, 2017
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$110,384	13.1%
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	61,261	7.3%
Insmed, Incorporated	57,117	6.8%
Axovant Sciences Ltd.	54,155	6.4%
Fuze, Inc.	50,473	6.0%
Emma, Inc.	48,565	5.8%
Snagajob.com, Inc.	42,293	5.0%

•	Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry
•	Insmed, Incorporated is a biopharmaceutical company that focuses on the development of inhaled pharmaceuticals for the site-specific treatment of serious lung diseases.
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•	Emma, Inc. is a technology company that offers software to enable organizations to create, send and track email marketing campaigns and online surveys.
•	Snagajob.com, Inc. is a technology company that offers an array of services designed to simplify the hourly job recruiting process for both job seekers and employers.

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

We have invested, and expect to continue to invest, a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering, (“IPO”). As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

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

Depressed oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

Depressed oil and natural gas prices could adversely affect (i) the credit quality of our debt investments in certain of our portfolio companies and (ii) the underlying operating performance of our portfolio companies’ business that are heavily dependent upon the prices of, and demand for, oil and natural gas. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Declines in oil and natural gas prices may adversely impact the ability of these portfolio companies to satisfy financial or operating covenants imposed by us or other lenders, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, declines in oil and natural gas prices may adversely impact our energy-related portfolio companies’ and other affected companies’ cash flow and their profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

At December 31, 2017, approximately 45.1% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 34.8% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge. Another 19.8% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property, and 0.3% of our portfolio company debt investments were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period. At December 31, 2017 we had no equipment only liens on any of our portfolio companies.

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

We may from time-to-time provide loans that will be collateralized only by equipment of the portfolio company. If the portfolio company defaults on the loan we would take possession of the underlying equipment to satisfy the outstanding debt. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. At December 31, 2017, we had no equipment-based loans.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $138.0 million or 8.9% of total investments at December 31, 2017. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

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

During the year ended December 31, 2017, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $625.1 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 8.2% of the outstanding value of our investment portfolio as of December 31, 2017. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our 2022 Convertible Notes, issued in January 2017, into common stock), could adversely affect the prevailing market prices for our common stock, which may also lead to further dilution of our earnings per share. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the year ended December 31, 2017.

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

On October 24, 2017, our Board of Directors approved a redemption of $75.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. Additionally, we may redeem the remaining 2024 Notes at any time prior to maturity and the 2022 Notes after September 23, 2022 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2022 Notes or 2024 Notes when the fair market value of the 2022 Notes or 2024 Notes is above par value, you would experience a loss of any potential premium.

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

The 2022 Notes, 2024 Notes and 2022 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2022 Notes, 2024 Notes and 2022 Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2022 Notes, 2024 Notes and 2022 Convertible Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes, 2024 Notes and 2022 Convertible Notes.

The 2022 Notes, 2024 Notes and 2022 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2022 Notes, 2024 Notes and 2022 Convertible Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2022 Notes, 2024 Notes and 2022 Convertible Notes and the 2022 Notes, 2024 Notes and 2022 Convertible Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2022 Notes, 2024 Notes and 2022 Convertible Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes, 2024 Notes and 2022 Convertible Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be structurally subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2022 Notes, 2024 Notes and 2022 Convertible Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes, 2024 Notes and 2022 Convertible Notes.

The respective indentures under which the 2022 Notes, 2024 Notes and 2022 Convertible Notes were issued contains limited protections for the holders of the 2022 Notes, 2024 Notes and 2022 Convertible Notes.

The indenture under which 2022 Notes, 2024 Notes and 2022 Convertible Notes were issued offers limited protections to the holders of the 2022 Notes, 2024 Notes and 2022 Convertible Notes. The terms of the respective indentures and the 2022 Notes, 2024 Notes and 2022 Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes, 2024 Notes or 2022 Convertible Notes. In particular, the terms of the respective indentures and the 2022 Notes, 2024 Notes and 2022 Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, 2024 Notes or 2022 Convertible Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes, 2024 Notes or 2022 Convertible Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2022 Notes, 2024 Notes or 2022 Convertible Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2022 Notes, 2024 Notes or 2022 Convertible Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, 2024 Notes or 2022 Convertible Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash distributions upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution or the purchase and after deducting the amount of such distribution or purchase);

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

Furthermore, the terms of the respective indentures and the 2022 Notes, 2024 Notes and 2022 Convertible Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition or results of operations, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes, 2024 Notes and 2022 Convertible Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and 2022 Notes, 2024 Notes and 2022 Convertible Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the respective indentures and the 2022 Notes, 2024 Notes and 2022 Convertible Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes, 2024 Notes and 2022 Convertible Notes.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes, 2024 Notes or 2022 Convertible Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2022 Notes, 2024 Notes or 2022 Convertible Notes and substantially decrease the market value of the 2022 Notes, 2024 Notes and 2022 Convertible Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility or Union Bank Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility or Union Bank Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, 2024 Notes, 2022 Convertible Notes, Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Washington, DC, Hartford, CT and San Diego, CA.

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

	Price Range
Quarter Ended	High	Low
March 31, 2016	$12.39	$10.03
June 30, 2016	$12.43	$11.74
September 30, 2016	$14.00	$12.42
December 31, 2016	$14.25	$12.90
March 31, 2017	$15.43	$14.12
June 30, 2017	$15.56	$12.66
September 30, 2017	$13.50	$12.04
December 31, 2017	$13.94	$12.44

The last reported price for our common stock on February 16, 2018 was $12.61 per share.

As of February 12, 2017, we had approximately 61,850 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 82 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2017, 2016 and 2015, the Board of Directors elected to receive approximately $250,000, $250,000 and $300,000, respectively, of their compensation in the form of common stock and we issued 19,515, 18,600 and 27,132 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2017, 2016 and 2015, we issued 163,584, 144,308, and 199,894 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2017, 2016 and 2015 were approximately $2.2 million, $1.8 million and $2.4 million, respectively.

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

The following table summarizes our distributions declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
Cumulative distributions declared and paid prior to January 1, 2016			$11.23
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 24, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
February 14, 2018	March 5, 2018	March 12, 2018	0.31
			$14.02

On February 14, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 12, 2018 to shareholders of record as of March 5, 2018. This distribution represents our fiftieth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.02 per share.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any distributions paid in excess of a stockholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2017, 2016, and 2015, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of the 2018 distributions that we anticipate would be made to stockholders.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During 2017, 2016, and 2015, we issued 163,584, 144,308 and 199,894 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2012, a person invested $100 in each of our common stock, the NYSE Composite Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Balance sheet data:
Investments, at value	$1,542,214	$1,423,942	$1,200,638	$1,020,737	$910,295
Cash and cash equivalents	91,309	13,044	95,196	227,116	268,368
Total assets	1,654,715	1,464,204	1,334,761	1,299,223	1,221,715
Total liabilities	813,748	676,260	617,627	640,359	571,708
Total net assets	840,967	787,944	717,134	658,864	650,007

Other Data:
Total return (3)	1.47%	26.87%	(9.70%)	(1.75%)	58.49%
Total debt investments, at value	1,415,984	1,328,803	1,110,209	923,906	821,988
Total warrant investments, at value	36,869	27,485	22,987	25,098	35,637
Total equity investments, at value	89,361	67,654	67,442	71,733	52,670
Unfunded Commitments(2)	73,604	59,683	75,402	147,689	69,091
Net asset value per share(1)	$9.96	$9.90	$9.94	$10.18	$10.51

(1)	Based on common shares outstanding at period end.
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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Investment income:
Interest	$172,196	$158,727	$140,266	$126,618	$123,671
Fees	18,684	16,324	16,866	17,047	16,042
Total investment income	190,880	175,051	157,132	143,665	139,713
Operating expenses:
Interest	37,857	32,016	30,834	28,041	30,334
Loan fees	8,728	5,042	6,055	5,919	4,807
General and administrative:
Legal expenses	4,572	4,823	3,079	1,366	1,440
Other expenses	11,533	11,283	13,579	8,843	7,914
Total general and administrative	16,105	16,106	16,658	10,209	9,354
Employee Compensation:
Compensation and benefits	24,555	22,500	20,713	16,604	16,179
Stock-based compensation	7,191	7,043	9,370	9,561	5,974
Total employee compensation	31,746	29,543	30,083	26,165	22,153
Total operating expenses	94,436	82,707	83,630	70,334	66,648
Other income (loss)	—	8,000	(1)	(1,581)	—
Net investment income	96,444	100,344	73,501	71,750	73,065
Net realized gain (loss) on investments	(26,711)	4,576	5,147	20,112	14,836
Net change in unrealized appreciation (depreciation) on investments	9,265	(36,217)	(35,732)	(20,674)	11,545
Total net realized and unrealized gain (loss)	(17,446)	(31,641)	(30,585)	(562)	26,381
Net increase in net assets resulting from operations	$78,998	$68,703	$42,916	$71,188	$99,446
Change in net assets per common share (basic)	$0.95	$0.91	$0.60	$1.12	$1.67
Distributions declared per common share:	$1.24	$1.24	$1.24	$1.24	$1.11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT and San Diego, CA.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $111.8 million and $284.0 million in assets, respectively, and accounted for approximately 5.4% and 13.8% of our total assets, respectively, prior to consolidation at December 31, 2017. In aggregate, at December 31, 2017, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $1.5 billion at December 31, 2017 as compared to approximately $1.4 billion at December 31, 2016. The fair value of our debt investment portfolio at December 31, 2017 was approximately $1.4 billion, compared to a fair value of approximately $1.3 billion at December 31, 2016. The fair value of the equity portfolio at December 31, 2017 was approximately $89.4 million, compared to a fair value of approximately $67.6 million at December 31, 2016. The fair value of the warrant portfolio at December 31, 2017 was approximately $36.8 million, compared to a fair value of approximately $27.5 million at December 31, 2016.

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

Our portfolio activity for the years ended December 31, 2017 and 2016 was comprised of the following:

(in millions)	December 31, 2017	December 31, 2016
Debt Commitments (1)
New portfolio company	$773.2	$624.0
Existing portfolio company	98.8	171.8
Total	$872.0	$795.8
Funded and Restructured Debt Investments (2)
New portfolio company	$578.9	$479.0
Existing portfolio company	175.9	181.5
Total	$754.8	$660.5
Funded Equity Investments
New portfolio company	$7.1	$17.1
Existing portfolio company	2.9	3.1
Total	$10.0	$20.2
Unfunded Contractual Commitments (3)
Total	$73.6	$59.7
Non-Binding Term Sheets
New portfolio company	$122.0	$55.0
Existing portfolio company	—	—
Total	$122.0	$55.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2017, we received approximately $625.1 million in aggregate principal repayments. Of the approximately $625.1 million of aggregate principal repayments, approximately $119.5 million were scheduled principal payments, and approximately $505.6 million were early principal repayments related to 47 portfolio companies. Of the approximately $505.6 million early principal repayments, approximately $74.2 million were early repayments due to merger and acquisition transactions for seven portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for each of the years ended December 31, 2017 and 2016 was as follows:

(in millions)	December 31, 2017	December 31, 2016
Beginning portfolio	$1,423.9	$1,200.6
New fundings and restructures	764.8	680.7
Warrants not related to current period fundings	0.6	0.6
Principal payments received on investments	(119.5)	(111.2)
Early payoffs	(505.6)	(324.0)
Accretion of loan discounts and paid-in-kind principal	36.5	43.6
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(8.1)	(6.3)
New loan fees	(9.8)	(10.1)
Warrants converted to equity	—	0.3
Sale of investments	(11.0)	(4.4)
Loss on investments due to write offs	(39.6)	(10.0)
Net change in unrealized depreciation	10.0	(35.9)
Ending portfolio	$1,542.2	$1,423.9

The following table shows the fair value of our investment portfolio by asset class as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$880,115	57.1%	$1,078,779	75.7%
Senior Secured Debt	572,738	37.1%	277,509	19.5%
Preferred Stock	40,683	2.6%	39,418	2.8%
Common Stock	48,678	3.2%	28,236	2.0%
Total	$1,542,214	100.0%	$1,423,942	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of our investment portfolio at value by geographic location as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,404,235	91.1%	$1,362,223	95.6%
United Kingdom	91,105	5.9%	18,395	1.3%
Netherlands	20,783	1.3%	20,089	1.4%
Cayman Islands	14,954	1.0%	—	0.0%
Switzerland	10,581	0.7%	12,377	0.9%
Canada	556	0.0%	8,095	0.6%
Israel	—	0.0%	2,763	0.2%
Total	$1,542,214	100.0%	$1,423,942	100.0%

As of December 31, 2017, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected.  Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2017, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 4.6% to approximately 13.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $33.3 million of unamortized fees at December 31, 2017, of which approximately $29.3 million was included as an offset to the cost basis of our current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016, we had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included as an offset to the cost basis of our current debt investments and approximately $2.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2017, we had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as a component of the cost basis of our current debt investments and approximately $3.6 million was a deferred receivable related to expired commitments. At December 31, 2016, we had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $10.0 million and $7.8 million in PIK income in the years ended December 31, 2017 and December 31, 2016, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.4% and 13.1% during the years ended December 31, 2017 and 2016, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.2% and 14.1% for the years ended December 31, 2017 and 2016, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately 1.5% and 26.9% during the years ended December 31, 2017 and 2016, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery & development, software, internet consumer & business services, media/content/info, sustainable and renewable technology, medical devices & equipment, drug delivery, healthcare services, specialty pharmaceuticals, information services, consumer & business products, surgical devices, semiconductors, electronics & computer hardware, communications & networking, biotechnology tools  and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2017, approximately 74.9% of the fair value of our portfolio was composed of investments in five industries: 23.9% was composed of investments in the drug discovery and development industry, 23.4% was composed of investments in the software industry, 10.0% was composed of investments in the internet consumer and business services industry, 9.9% was composed of investments in the media/content/info industry and 7.7% was composed of investments in the sustainable and renewable technology industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$369,173	23.9%	$422,550	29.7%
Software	360,123	23.4%	219,559	15.4%
Internet Consumer & Business Services	154,909	10.0%	97,047	6.8%
Media/Content/Info	152,998	9.9%	137,567	9.7%
Sustainable and Renewable Technology	118,432	7.7%	154,406	10.9%
Medical Devices & Equipment	94,595	6.1%	107,695	7.6%
Drug Delivery	91,214	5.9%	109,834	7.7%
Healthcare Services, Other	72,337	4.7%	30,200	2.1%
Specialty Pharmaceuticals	37,501	2.4%	38,944	2.7%
Information Services	24,618	1.6%	6,091	0.4%
Consumer & Business Products	19,792	1.3%	42,713	3.0%
Surgical Devices	13,161	0.9%	12,553	0.9%
Semiconductors	10,406	0.7%	11,326	0.8%
Electronics & Computer Hardware	9,982	0.6%	7,664	0.5%
Communications & Networking	6,649	0.4%	18,019	1.3%
Biotechnology Tools	5,604	0.4%	7,200	0.5%
Diagnostic	720	0.1%	574	0.0%
Total	$1,542,214	100.0%	$1,423,942	100.0%

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

For the years ended December 31, 2017 and 2016, our ten largest portfolio companies represented approximately 34.6% and 34.0% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2017 and December 31, 2016, we had seven investments that represented 5% or more of our net assets. At December 31, 2017 and December 31, 2016, we had nine and seven equity investments representing approximately 67.1% and 54.7%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2017 and 2016.

As of December 31, 2017, approximately 96.4% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

As of December 31, 2017, 79.9% of our debt investments were in a senior secured first lien position, 19.8% were secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property, and the remaining 0.3% were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2017, of the approximately 79.9% of our debt investments in a senior secured first lien position, 45.1% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 34.8% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge. At December 31, 2017, we had no equipment only liens on material investments in our portfolio companies.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2017, we held warrants in 137 portfolio companies, with a fair value of approximately $36.8 million. The fair value of our warrant portfolio increased by approximately $9.3 million, as compared to a fair value of $27.5 million at December 31, 2016, primarily related to the addition of warrants in 20 new and 8 existing portfolio companies during the year.

Our existing warrant holdings would require us to invest approximately $87.6  million to exercise such warrants as of December 31, 2017. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.
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

The following table summarizes our realized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2017, 2016, and affiliate investments for the year ended December 2015. We did not hold any control investments at December 31, 2015.

(in thousands)			Year Ended December 31, 2017
Portfolio Company	Type	Fair Value at December 31, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$155	$(2,254)	$—	$(486)
HercGamma, Inc.	Control	—	—	(523)	523	(487)
SkyCross, Inc.	Control	—	—	1,842	15,452	(15,452)
Tectura Corporation	Control	19,219	1,827	(1,079)	51	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	140	—	—
Total Control Investments		$19,461	$1,982	$(1,874)	$16,026	$(16,476)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,291	$—	$1,419	$—	$—
Stion Corporation	Affiliate	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	25,004	842	(50,102)	—	—
Total Affiliate Investments		$31,295	$844	$(48,683)	$—	$—
Total Control & Affiliate Investments		$50,756	$2,826	$(50,557)	$16,026	$(16,476)

(in thousands)			Year Ended December 31, 2016
Portfolio Company	Type	Fair Value at December 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,700	84	(604)	—	—
Total Control Investments		$4,700	$84	$(4,025)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,699	$12	$(3,409)	$—	$—
Stion Corporation	Affiliate	333	148	539	648	—
Total Affiliate Investments		$5,032	$160	$(2,870)	$648	$—
Total Control & Affiliate Investments		$9,732	$244	$(6,895)	$648	$—

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off or reversals of prior period collateral based impairments.

In July 2017, we acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on our debt and as such this investment became classified as a control investment as of September 30, 2017.

In June 2017, we acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. In September 2017, we reduced the cost basis of our equity position by $646,000 with net proceeds from an asset sale and by $36,000 from a final distribution in October 2017. Subsequent to the distributions, our investments were deemed wholly worthless and written off for a realized loss.

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

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2017 and 2016, respectively:

(in thousands)	December 31, 2017			December 31, 2016
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	12	$345,191	24.4%	15	$275,832	20.8%
2	32	583,017	41.2%	32	590,547	44.4%
3	32	443,775	31.3%	25	329,393	24.8%
4	4	41,744	2.9%	8	58,874	4.4%
5	5	2,257	0.2%	8	74,157	5.6%
	85	$1,415,984	100.0%	88	$1,328,803	100.0%

As of December 31, 2017, our debt investments had a weighted average investment grading of 2.17, as compared to 2.41 at December 31, 2016. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The improvement in weighted average investment grading at December 31, 2017 from December 31, 2016 is primarily due to the upgrade of Machine Zone, Inc. from a credit rating 2 to a credit rating 1 as well as the conversion of our debt investment in Sungevity Inc. to an equity position in Solar Spectrum Holdings LLC during the period. This position was rated 5 and represented $44.6 million of the rated 5 debt investment fair value at December 31, 2016. In addition, four positions that were rated 5 as of December 31, 2016 were sold or liquidated during the period.

At December 31, 2017, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. At December 31, 2016, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2017 and December 31, 2016 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2016, offset by placing two new debt investments on non-accrual status during the period. For the year ended December 31, 2017, we recognized a realized loss of approximately $24.2 million on the write off of two debt investments that were on non-accrual at December 31, 2016 and one investment placed on non-accrual and written-off during 2017.

Results of Operations

Comparison of periods ended December 31, 2017 and 2016

Investment Income

Interest Income

Total investment income for the year ended December 31, 2017 was approximately $190.9 million as compared to approximately $175.1 million for the year ended December 31, 2016.

Interest income for the year ended December 31, 2017 totaled approximately $172.2 million as compared to approximately $158.7 million for the year ended December 31, 2016. The increase in interest income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily attributable to debt investment portfolio growth and an increase in the weighted average principal outstanding between the periods, the acceleration of income due to early repayments and other one-time events during the period and changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2017, approximately, 96.4% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor.

Of the $172.2 million in interest income for the year ended December 31, 2017, approximately $160.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $11.9 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from the contractual servicing of our loan portfolio and the acceleration of interest income due to early loan repayments and other one-time events represented $152.1 million and $6.6 million, respectively, of the $158.7 million interest income for the year ended December 31, 2016.

The following table shows the PIK-related activity, for the years ended December 31, 2017 and 2016, at cost:

	Year Ended December 31,
(in thousands)	2017	2016
Beginning PIK interest receivable balance	$9,930	$5,149
PIK interest income during the period	9,960	7,825
PIK accrued (capitalized) to principal but not recorded as income during the period	129	(2,146)
Payments received from PIK loans	(2,349)	(632)
Realized loss	(2,183)	(266)
Ending PIK interest receivable balance	$15,487	$9,930

The increase in PIK interest income during the year ended December 31, 2017 as compared to the year ended December 31, 2016 is due to overall portfolio growth, or more specifically, an increase in the weighted average principal outstanding for loans which bear PIK interest. PIK receivable represents approximately 1% of total debt investments as of December 31, 2017 and December 31, 2016, respectively.

Fee Income

Income from commitment, facility and loan related fees for the year ended December 31, 2017 totaled approximately $18.7 million as compared to approximately $16.3 million for the year ended December 31, 2016. The increase in fee income is primarily attributable to an increase in the acceleration of unamortized fees due to early repayments and one-time fees during the period.

Of the $18.7 million in income from commitment, facility and loan related fees for the year ended December 31, 2017, approximately $6.4 million represents income from recurring fee amortization and approximately $12.3 million represents income related to the acceleration of unamortized fees during the period.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $9.5 million and $6.8 million, respectively, of the $16.3 million income for the year ended December 31, 2016.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $94.4 million and $82.7 million during the years ended December 31, 2017 and 2016, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $46.6 million and $37.1 million for the years ended December 31, 2017 and 2016, respectively. Interest and fee expense for the year ended December 31, 2017 as compared to December 31, 2016 increased primarily due to higher weighted average principal balances outstanding due to the issuance of our 2022 Convertible Notes and 2022 Notes. The increase in interest and fee expense was partially offset by a reduction in the weighted average principal balance outstanding on our 2019 Notes, which were fully redeemed in February 2017, and on our 2021 Asset Backed Notes, which are amortizing. The increase was further offset by a partial redemption of our 2024 Notes in November 2017.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.9% and 5.8% for the years ended December 31, 2017 and 2016, respectively. The slight increase between comparative periods was primarily driven by an increase in the weighted average principal outstanding compared to the prior period, specifically the issuance of our 2022 Convertible Notes and 2022 Notes, partially offset by the accelerations of unamortized deferred financing costs from the full and partial redemptions on our 2019 Notes, and 2024 Notes, and the principal amortization of our 2021 Asset Backed Notes, respectively, during the period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses were $16.1 million for both the years ended December 31, 2017 and 2016, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $24.6 million for the year ended December 31, 2017 as compared to approximately $22.5 million for the year ended December 31, 2016. The increase between comparative periods was primarily due to changes in variable incentive compensation related to the achievement of origination and strategic corporate objectives.

Employee stock-based compensation totaled approximately $7.2 million for the year ended December 31, 2017 as compared to approximately $7.0 million for the year ended December 31, 2016. The increase between comparative periods was primarily related to the number and amount of restricted stock award vesting.

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

A summary of realized gains and losses for the years ended December 31, 2017 as and 2016 is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Realized gains	$14,163	$15,202
Realized losses	(40,874)	(10,626)
Net realized gains (losses)	$(26,711)	$4,576

During the year ended December 31, 2017, we recognized net realized losses of approximately $26.7 million on the portfolio. These net realized losses included gross realized losses of approximately $40.9 million, primarily from the liquidation or write off of our debt investments in five portfolio companies and our warrant and equity investments in twenty-one portfolio companies. These losses were offset by gross realized gains of approximately $14.2 million, primarily from the sale of investments in five portfolio companies.

    During the year ended December 31, 2016, we recognized net realized gains of approximately $4.6 million on the portfolio. These net realized gains included gross realized gains of approximately $15.2 million from the sale of investments in six portfolio companies. These gains were partially offset by gross realized losses of approximately $10.6 million, primarily from the liquidation or write off of our warrant and equity investments in eight portfolio companies and our debt investments in five portfolio companies, including the settlement of our outstanding debt investment in one portfolio company.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Gross unrealized appreciation on portfolio investments	$130,272	$75,264
Gross unrealized depreciation on portfolio investments	(148,345)	(115,867)
Reversal of prior period net unrealized appreciation upon a realization event	42,967	(8,525)
Reversal of prior period net unrealized depreciation upon a realization event	(14,925)	13,186
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	9,969	(35,942)
Other net unrealized appreciation (depreciation)	(704)	(275)
Net unrealized appreciation (depreciation) on portfolio investments	$9,265	$(36,217)

During the year ended December 31, 2017, we recorded approximately $9.3 million of net unrealized appreciation, of which $10.0 million is net unrealized appreciation from our debt, equity and warrant investments. We recorded $32.1 million of net unrealized appreciation on our debt investments, which primarily relates to the reversal of $53.7 million of prior period collateral based impairments on four portfolio companies and the reversal of $31.0 million of prior period unrealized depreciation upon payoff or liquidation of our debt investments, offset by $49.6 million of unrealized depreciation for collateral based impairments on eight portfolio companies during the period.

We recorded $32.8 million of net unrealized depreciation on our equity investments, which primarily relates to $51.9 million of unrealized depreciation for collateral based impairments on two portfolio companies, offset by $9.7 million and $6.6 million of unrealized appreciation on our public and private equity portfolios, respectively, related to portfolio company and industry performance.

Finally, we recorded $10.7 million of unrealized appreciation on our warrant investments, which primarily relates to $9.4 million and $5.2 million of unrealized appreciation on our private and public portfolio companies, respectively, related to portfolio company and industry performance. This unrealized appreciation was offset by the reversal of $3.4 million of unrealized appreciation upon being recognized as a gain or loss due to the acquisition or liquidation of our warrant investments.

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

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation), for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(49.6)	$(51.9)	$(0.6)	$(102.1)
Reversals of Prior Period Collateral Based Impairments	53.7	—	0.1	53.8
Reversals due to Debt Payoffs & Warrant/Equity Sales	31.0	2.8	(3.4)	30.4
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	—	9.7	5.2	14.9
Level 3 Assets	(3.0)	6.6	9.4	13.0
Total Fair Value Market/Yield Adjustments	(3.0)	16.3	14.6	27.9
Total Unrealized Appreciation (Depreciation)	$32.1	$(32.8)	$10.7	$10.0

	Year Ended December 31, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(50.0)	$(7.4)	$(1.1)	$(58.5)
Reversals of Prior Period Collateral Based Impairments	17.3	—	0.5	17.8
Reversals due to Debt Payoffs & Warrant/Equity Sales	13.1	(5.4)	(1.0)	6.7
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	(1.3)	(6.6)	(2.9)	(10.8)
Level 3 Assets	6.9	(2.8)	4.8	8.9
Total Fair Value Market/Yield Adjustments	5.6	(9.4)	1.9	(1.9)
Total Unrealized Appreciation (Depreciation)	$(14.0)	$(22.2)	$0.3	$(35.9)

(1)

The unrealized appreciation (depreciation) attributable to collateral based impairments include all changes in estimated fair value on positions whose fair value remains impaired relative to cost as of the period end date. As such, this may include current period improvements in estimated fair value that do not represent reversals to prior period collateral based impairments.

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2017 to our stockholders during 2018.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2017 and 2016, we had a net increase in net assets resulting from operations totaling approximately $79.0 million and approximately $68.7 million, respectively.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2017 was $0.95, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2016 was $0.91.

For the purpose of calculating diluted earnings per share for year ended December 31, 2017, the dilutive effect of the 2022 Convertible Notes, outstanding options and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the year ended December 31, 2017 as our share price was less than the conversion price in effect which results in anti-dilution.

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

The following table shows the PIK-related activity, for the years ended December 31, 2016 and 2015, at cost:

	Year Ended December 31,
(in thousands)	2016	2015
Beginning PIK interest receivable balance	$5,149	$6,250
PIK interest income during the period	7,825	4,658
PIK accrued (capitalized) to principal but not recorded as income during the period	(2,146)	—
Payments received from PIK loans	(632)	(5,483)
Realized loss	(266)	(276)
Ending PIK interest receivable balance	$9,930	$5,149

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

Litigation Settlement Proceeds

On December 19, 2016, we entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with all defendants in connection with a litigation matter (“the Action”) filed in November 2014. In connection with the Settlement Agreement, the Action was settled among the parties and we received a settlement payment in the amount of $8.0 million. The Settlement Agreement also provides a mutual release by us and the defendants of any and all claims and cross-claims that were asserted in the Action, the circumstances and events underlying the Action and attorney’s fees and costs related thereto. The Settlement Agreement does not constitute an admission of liability, fault, or wrongdoing by any party. The settlement payment was classified as a component of net investment income in our Consolidated Statement of Operations.

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

During the year ended December 31, 2016, we recognized net realized gains of approximately $4.6 million on the portfolio. These net realized gains included gross realized gains of approximately $15.2 million, primarily from the sale of investments in six portfolio companies. These gains were partially offset by gross realized losses of approximately $10.6 million, primarily from the liquidation or write off of our warrant and equity investments in eight portfolio companies and our debt investments in five portfolio companies, including the settlement of our outstanding debt investment in one portfolio company.

During the year ended December 31, 2015, we recognized net realized gains of approximately $5.1 million on the portfolio. These net realized gains included gross realized gains of approximately $12.6 million from the sale of investments in seven portfolio companies and $1.5 million from subsequent recoveries on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $7.5 million primarily from the liquidation or write off of our investments in sixteen portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015
Gross unrealized appreciation on portfolio investments	$75,264	$78,991
Gross unrealized depreciation on portfolio investments	(115,867)	(111,926)
Reversal of prior period net unrealized appreciation upon a realization event	(8,525)	(8,707)
Reversal of prior period net unrealized depreciation upon a realization event	13,186	4,599
Net unrealized depreciation on debt, equity, and warrant investments	(35,942)	(37,043)
Other net unrealized appreciation (depreciation)	(275)	1,311
Net unrealized depreciation on portfolio investments	$(36,217)	$(35,732)

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

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by investment type, excluding other net unrealized appreciation (depreciation) for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2016
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(50.0)	$(7.4)	$(1.1)	$(58.5)
Reversals of Prior Period Collateral based impairments	17.3	—	0.5	17.8
Reversals due to Debt Payoffs & Warrant/Equity sales	13.1	(5.4)	(1.0)	6.7
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	(1.3)	(6.6)	(2.9)	(10.8)
Level 3 Assets	6.9	(2.8)	4.8	8.9
Total Fair Value Market/Yield Adjustments	5.6	(9.4)	1.9	(1.9)
Total Unrealized Appreciation (Depreciation)	$(14.0)	$(22.2)	$0.3	$(35.9)

	Year Ended December 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments (1)	$(20.4)	$(0.2)	$(0.4)	$(21.0)
Reversals of Prior Period Collateral based impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity sales	6.2	(7.8)	3.2	1.6
Fair Value Market/Yield Adjustments (2)
Level 1 & 2 Assets	(1.1)	(11.4)	(1.2)	(13.7)
Level 3 Assets	(4.3)	0.3	(6.0)	(10.0)
Total Fair Value Market/Yield Adjustments	(5.4)	(11.1)	(7.2)	(23.7)
Total Unrealized Appreciation (Depreciation)	$(14.0)	$(19.1)	$(4.0)	$(37.1)

(1)

The unrealized appreciation (depreciation) attributable to collateral based impairments include all changes in estimated fair value on positions whose fair value remains impaired relative to cost as of the period end date. As such, this may include current period improvements in estimated fair value that do not represent reversals to prior period collateral based impairments.

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We distributed 100% of our spillover earnings, which consisted of ordinary income and long-term capital gains, from our taxable year ended December 31, 2016 to our stockholders during 2017.

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

For the purpose of calculating diluted earnings per share for year ended December 31, 2015, the dilutive effect of the 2016 Convertible Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($11.03 as of December 31, 2015) for the 2016 Convertible Notes for such period. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such, there is no potential additional dilutive effect for the year ended December 31, 2016.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-The-Market (“ATM”) and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

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

On September 7, 2017, we terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement (the “Equity Distribution Agreement”) with JMP. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2017 we sold 4.9 million shares of common stock, of which 3.3 million shares and 1.6 million shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. During the year ended December 31, 2017, we received total accumulated net proceeds of approximately $66.9 million, including $962,000 of offering expenses, from these sales, of which $46.9 million, including offering expenses of $532,000, was received under the Prior Equity Distribution Agreement and $20.0 million, including offering expenses of $380,000, was received under the Equity Distribution Agreement, respectively. As of December 31, 2017, approximately 10.4 million shares remained available for issuance and sale under the Equity Distribution Agreement. See “– Subsequent Events.”

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

As of December 31, 2017, we sold 225,457 shares of our 2024 Notes for approximately $5.6 million in aggregate principal amount. During the year ended December 31, 2016, we sold 317,125 shares of our 2024 Notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to an Indenture, dated September 7, 2017 (the “2022 Notes Indenture”), between us and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.5 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of approximately $975,000, were approximately $1.7 million.

On November 23, 2017, we redeemed $75.0 million of the $258.5 million issued and outstanding aggregate principal amount of our 2024 Notes.

At December 31, 2017, we had $190.2 million of SBA debentures, $150.0 million of 2022 Notes, $183.5 million of 2024 Notes, $49.2 million of 2021 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility.

At December 31, 2017, we had $286.3 million in available liquidity, including $91.3 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2017, with our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2017, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At December 31, 2017, we had approximately $3.7 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolio, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the year ended December 31, 2017, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2017, our operating activities used $18.4 million of cash and cash equivalents, compared to $138.4 million used during the year ended December 31, 2016. The $120.0 million reduction in cash used by operating activities is primarily due to an increase in investment repayments of $196.3 million, offset by increases in investment purchases of $83.8 million.

During the year ended December 31, 2017, our investing activities provided $4.4 million of cash, compared to approximately $617,000 provided during the year ended December 31, 2016. The $3.8 million increase in cash provided by investing activities is primarily related to a decrease in restricted cash on securitized assets.

During the year ended December 31, 2017, our financing activities provided $92.3 million of cash, compared to $55.6 million provided during the year ended December 31, 2016. The $36.7 million increase in cash provided by financing activities was primarily due to the net issuance of $147.5 million and $225.5 million in 2022 Notes and 2022 Convertible Notes, respectively, in the current period. The increase was offset by the repayments of $110.4 million on our 2019 Notes, the principal repayment of $75.0 million in our 2024 Notes and principal amortization of $60.1 million on our 2021 Asset-Backed Notes.

As of December 31, 2017, net assets totaled $841.0 million, with a NAV per share of $9.96. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2017, our asset coverage ratio under our regulatory requirements as a business development company was 236.7%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 204.3% at December 31, 2017.

Outstanding Borrowings

At December 31, 2017 and December 31, 2016, we had the following available borrowings and outstanding amounts:

	December 31, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,141	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2022 Notes	150,000	150,000	147,572	—	—	—
2024 Notes	183,510	183,510	179,001	252,873	252,873	245,490
2021 Asset-Backed Notes	49,153	49,153	48,650	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	223,488	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$997,863	$802,863	$786,852	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both December 31, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of December 31, 2017 and December 31, 2016 were as follows:

(in thousands)	December 31, 2017	December 31, 2016
SBA Debentures	$2,059	$2,699
2019 Notes (1)	—	1,546
2022 Notes	1,633	—
2024 Notes	4,591	7,482
2021 Asset-Backed Notes	503	1,233
2022 Convertible Notes	3,715	—
Wells Facility (2)	227	501
Union Bank Facility (2)	379	768
Total	$13,107	$14,229

(1)	2019 Notes were redeemed in full on February 24, 2017.
(2)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30

Commitments

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

At December 31, 2017, we had approximately $73.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $122.0 million of non-binding term sheets outstanding to five new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2017, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Myovant Sciences	$15,000
Chemocentryx, Inc.	10,000
Evernote Corporation	10,000
Proterra, Inc.	10,000
Verastem, Inc.	10,000
Impact Radius Holdings, Inc.	7,500
Wrike, Inc.	5,000
MDX Medical, Inc.	4,500
Lithium Technologies, Inc.	878
Achronix Semiconductor Corporation	726
Total	$73,604

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2017:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$802,863	$149,153	$51,200	$494,250	$108,260
Operating Lease Obligations (4)	17,869	1,997	5,195	5,871	4,806
Total	$820,732	$151,150	$56,395	$500,121	$113,066

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $183.5 million of the 2024 Notes, $49.2 million of the 2021 Asset-Backed Notes and $230.0 million of the Convertible Notes as of December 31, 2017. There are no outstanding borrowings on the Wells Facility or Union Facility as of December 31, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “– Outstanding Borrowings.”
(4)	Facility leases.
(5)	Reflects announced redemption of a portion of the 2024 Notes in April 2018. See “ – Subsequent Events.”

Certain premises are leased under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $1.8 million, $1.7 million and $1.7 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Borrowings

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $44.0 million in HT II as of December 31, 2017, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2017. As of December 31, 2017, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2017, we held investments in HT II in 34 companies with a fair value of approximately $90.3 million, accounting for approximately 5.8% of our total investment portfolio. HT II held approximately $111.8 million in assets and accounted for approximately 5.4% of our total assets prior to consolidation at December 31, 2017.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2017, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2017. As of December 31, 2017, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2017, we held investments in HT III in 48 companies with a fair value of approximately $229.1 million accounting for approximately 14.9% of our total portfolio. HT III held approximately $284.0 million in assets and accounted for approximately 13.8% of our total assets prior to consolidation at December 31, 2017.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the year ended December 31, 2017 for HT II was approximately $41.2 million with an average interest rate of approximately 4.49%. The average amount of debentures outstanding for the year ended December 31, 2017 for HT III was approximately $149.0 million with an average interest rate of approximately 3.41%.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$6,969	$6,988	$6,969
Amortization of debt issuance cost (loan fees)	640	671	667
Total interest expense and fees	$7,609	$7,659	$7,636
Cash paid for interest expense	$6,942	$6,961	$6,942

In aggregate, at December 31, 2017, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2017, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding principal balances as of December 31, 2017 and December 31, 2016:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2017	December 31, 2016
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

In April and July 2012, we issued $84.5 million in aggregate principal amount of 7.00% notes due 2019 (the “April 2019 Notes”). In September and October 2012, we issued $85.9 million in aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes”). The April 2019 Notes and September 2019 Notes are together referred to as the “2019 Notes.”

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

The April 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGZ.”  The September 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGY.” For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$1,159	$7,725	$10,899
Amortization of debt issuance cost (loan fees)	1,546	639	2,167
Total interest expense and fees	$2,705	$8,364	$13,066
Cash paid for interest expense	$1,911	$7,726	$11,132

2022 Notes

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to the 2022 Notes Indenture. The sale of the 2022 Notes generated net proceeds of approximately $147.5 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of $975,000, were approximately $1.7 million.

The 2022 Notes mature on October 23, 2022, unless previously repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.625% per year payable semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018.

The 2022 Notes are unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated, or junior, in right of payment to the 2022 Notes. The 2022 Notes are not guaranteed by any of our current or future subsidiaries. The 2022 Notes rank pari passu, or equally, in right of payment with all of our existing and future liabilities that are not so subordinated, or junior. The 2022 Notes effectively rank subordinated, or junior, to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2022 Notes rank structurally subordinated, or junior, to all existing and future indebtedness (including trade payables) incurred by subsidiaries, financing vehicles or similar facilities of ours.

We may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of December 31, 2017, we were in compliance with the terms of the 2022 Notes Indenture.

As of December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	December 31, 2017
Principal amount of debt	$150,000
Unamortized debt issuance cost	(1,633)
Original issue discount, net of accretion	(795)
Carrying value of 2022 Notes	$147,572

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$1,305	$—	$—
Amortization of debt issuance cost (loan fees)	49	—	—
Accretion of original issue discount	31	—	—
Total interest expense and fees	$1,385	$—	$—
Cash paid for interest expense	$—	$—	$—

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

The 2024 Notes Agent receives a commission from us equal to up to 2.00% of the gross sales of any 2024 Notes sold through the 2024 Notes Agent under the debt distribution agreement. The 2024 Notes Agent is not required to sell any specific principal amount of 2024 Notes but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the 2024 Notes. The 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the 2024 Notes that is not reflected in the trading price.

During the year ended December 31, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. During the year ended December 31, 2016, we sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 24, 2017, our Board of Directors approved a redemption of $75.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. See “ – Subsequent Events.”

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends or other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2017, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

As of December 31, 2017 and December 31, 2016, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Principal amount of debt	$183,510	$252,873
Unamortized debt issuance cost	(4,591)	(7,482)
Original issue premium, net of amortization	82	99
Carrying value of 2024 Notes	$179,001	$245,490

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$15,610	$11,775	$6,437
Amortization of debt issuance cost (loan fees)	3,050	686	333
Amortization of original issue premium	(56)	3	—
Total interest expense and fees	$18,604	$12,464	$6,770
Cash paid for interest expense	$16,370	$10,873	$6,437

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

At December 31, 2017 and December 31, 2016, the 2021 Asset-Backed Notes had an outstanding principal balance of $49.2 million and $109.2 million, respectively.

For the years ended December 31, 2017,  2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$2,830	$4,366	$4,557
Amortization of debt issuance cost (loan fees)	731	1,071	902
Total interest expense and fees	$3,561	$5,437	$5,459
Cash paid for interest expense	$3,036	$4,396	$4,557

Under the terms of the 2021 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $3.7 million and $8.3 million of restricted cash as of December 31, 2017 and December 31, 2016, respectively, funded through interest collections.

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

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$—	$352	$1,007
Amortization of debt issuance cost (loan fees)	—	44	131
Accretion of original issue discount	—	82	246
Total interest expense and fees	$—	$478	$1,384
Cash paid for interest expense	$—	$440	$1,057

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the year ended December 31, 2016.

2022 Convertible Notes

On January 25, 2017, we issued $230.0 million in aggregate principal amount of the 2022 Convertible Notes, which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between us and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately $225.5 million, including $4.5 million of debt issuance costs.

The 2022 Convertible Notes mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2017.

The 2022 Convertible Notes are our unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2017, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes and the 2022 Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2022 Convertible Notes Indenture. We offered and sold the 2022 Convertible Notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchaser in connection with the sale of the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5%,or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.76%.

As of December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	December 31, 2017
Principal amount of debt	$230,000
Unamortized debt issuance cost	(3,715)
Original issue discount, net of accretion	(2,797)
Carrying value of 2022 Convertible Notes	$223,488

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$9,392	$—	$—
Amortization of debt issuance cost (loan fees)	781	—	—
Accretion of original issue discount	615	—	—
Total interest expense and fees	$10,788	$—	$—
Cash paid for interest expense	$5,199	$—	$—

The estimated effective interest of the debt component of the 2022 Convertible Notes, equal to the stated interest rate of 4.375% plus the accretion of the original issue discount, was approximately 4.76% for the year ended December 31, 2017. As of December 31, 2017, we are in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of December 31, 2017 and December 31, 2016, we have two available secured credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million. Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2017 and 2016, this non-use fee was approximately $604,000 and $483,000, respectively.

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

As of December 31, 2017, the minimum tangible net worth covenant has increased to $737.0 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million, the issuance of 7.3 million shares of common stock issued under the Prior Equity Distribution Agreement for gross proceeds of $95.0 million during the year ended December 31, 2016 and the issuance of 4.9 million shares of common stock issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement for gross proceeds of $67.9 million during the year ended December 31, 2017. See “Note 6 – Stockholder’s Equity.”

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

We had aggregate draws of $8.5 million on the available facility during the year ended December 31, 2017 offset by repayments of $13.5 million. There was $5.0 million of borrowings outstanding on this facility as of December 31, 2016. There were no borrowings outstanding on the facility as of December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$2	$539	$578
Amortization of debt issuance cost (loan fees)	324	492	361
Total interest expense and fees	$326	$1,031	$939
Cash paid for interest expense	$41	$577	$402

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

We paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. Although we did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the years ended December 31, 2017 and 2016, we incurred non-use fees under the Union Bank Facility and Prior Union Bank Facility of approximately $380,000 and $356,000, respectively.

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

As of December 31, 2017, the minimum tangible net worth covenant increased to $783.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million, the issuance of  7.3 million shares of common stock issued under the Prior Equity Distribution Agreement for net proceeds of $92.8 million during the year ended December 31, 2016, and the issuance of 4.9 million shares of common stock issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement for net proceeds of $66.9 million during the year ended December 31, 2017. See “Note 6 – Stockholder’s Equity.”

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

We did not make any draws or repayments on the available facility during the year ended December 31, 2017. We had aggregate draws of $90.0 million during the year ended December 31, 2016, offset by repayments of $90.0 million. At December 31, 2017 and 2016, there were no borrowings outstanding on the Union Bank Facility.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$—	$189	$—
Amortization of debt issuance cost (loan fees)	388	356	61
Total interest expense and fees	$388	$545	$61
Cash paid for interest expense	$80	$38	$—

 Distributions

The following table summarizes our distributions declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
Cumulative distributions declared and paid prior to January 1, 2016			$11.23
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 24, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
February 14, 2018	March 5, 2018	March 12, 2018	0.31
			$14.02

On February 14, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 12, 2018 to shareholders of record as of March 5, 2018. This distribution represents our fiftieth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date $14.02 per share.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2017, 2016, and 2015, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2018 distributions to stockholders.

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

We intend to distribute 100% of our spillover earnings from ordinary income for the year ended December 31, 2017 to our stockholders during 2018.

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

Revision of Previously Issued Financial Statements

It was determined that there was a misclassification in the previously issued consolidated financial statements of $15.3 million, and $8.0 million in the distributions for the years ended December 31, 2015 and 2016 respectively. The amounts had been categorized as distributions of net investment income rather than distributions of realized gains and the components of net assets have been revised in the respective years to reflect the correct classification. In addition, the financial highlights in note 9 have been updated to reclassify $0.22 and $0.11 per share from distributions of net investment income to distributions of realized gains for the years ended December 31, 2015 and 2016 respectively. The amounts reclassified are not material individually, or in the aggregate, and there is no impact on previously reported net assets, total distributions, and earnings per share for the years ended December 2015 and 2016. We plan to reflect the revised amounts in our quarterly consolidated financial statements in future filings containing such information.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2017, approximately 93.2% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material. See “Determination of Net Asset Value” for a discussion of our investment valuation process.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2017 and as of December 31, 2016. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2017, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions, IPOs of ForeScout Technologies, Inc., Aquantia Corporation, and Quanterix Corporation, and merger of our former portfolio company Cempra, Inc. and current portfolio company Melinta Therapeutics, Inc. into NASDAQ-listed company Melinta Theraputics, Inc. Transfers into Level 3 during the year ended December 31, 2017 relate to the conversion of our debt investment in Sungevity, Inc. and a portion of our debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions..

(4)

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

For the year ended December 31, 2017, approximately $4.2 million in net unrealized appreciation and $49.2 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of our debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $10.5 million in net unrealized depreciation and $9.0 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about our Level 3 fair value measurements as of December 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$44,301	Originated Within 6 Months	Origination Yield	10.71% - 12.61%	11.89%
	379,841	Market Comparable Companies	Hypothetical Market Yield	10.14% - 16.14%	12.94%
			Premium/(Discount)	(0.25%) - 0.75%
	2,257	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Technology	158,916	Originated Within 6 Months	Origination Yield	9.4% - 25.11%	11.68%
	290,561	Market Comparable Companies	Hypothetical Market Yield	9.47% - 19.21%	13.55%
			Premium/(Discount)	(0.25%) - 1.00%
	22,020	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	33,020	Originated Within 6 Months	Origination Yield	11.97% - 20.06%	15.31%
Technology	49,647	Market Comparable Companies	Hypothetical Market Yield	11.15% - 14.16%	12.13%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	17,013	Originated Within 6 Months	Origination Yield	13.49%	13.49%
	89,869	Market Comparable Companies	Hypothetical Market Yield	9.66% - 17.57%	12.28%
			Premium/(Discount)	0.00% - 0.50%
Lower Middle Market	97,291	Originated Within 6 Months	Origination Yield	8.29% - 12.68%	12.01%
	19,219	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 100.00%

		Debt Investments Where Fair Value Approximates Cost
	35,517	Imminent Payoffs (4)
	176,512	Debt Investments Maturing in Less than One Year
	$1,415,984	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type – Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation (3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (4)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

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

•	Sustainable and Renewable Technology, above, aligns with the Sustainable and Renewable Technology Industry in the Consolidated Schedule of Investments.
•	Medical Devices, above, is comprised of debt investments in the Surgical Devices, and Medical Devices and Equipment industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$7,684	Market Comparable Companies	EBITDA Multiple (2)	5.1x - 40.2x	13.2x
			Revenue Multiple (2)	0.5x - 6.2x	2.9x
			Discount for Lack of Marketability (3)	7.49% - 12.97%	8.77%
			Average Industry Volatility (4)	27.8% - 77.3%	53.35%
			Risk-Free Interest Rate	1.40% - 1.90%	1.47%
			Estimated Time to Exit (in months)	3 - 10	5
	19,323	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(16.43%) - 29.4%	11.79%
			Average Industry Volatility (4)	33.17% - 78.77%	68.99%
			Risk-Free Interest Rate	0.84% - 1.51%	1.42%
			Estimated Time to Exit (in months)	5 - 26	13
	39,529	Other (7)
Warrant Investments	19,310	Market Comparable Companies	EBITDA Multiple (2)	5x - 40.2x	14.6x
			Revenue Multiple (2)	0.5x - 6.4x	2.6x
			Discount for Lack of Marketability (3)	5.16% - 27.41%	13.57%
			Average Industry Volatility (4)	27.8% - 102.77%	55.15%
			Risk-Free Interest Rate	1.31% - 2.09%	1.66%
			Estimated Time to Exit (in months)	2 - 48	13
	6,713	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(68.52%) - 154.5%	11.76%
			Average Industry Volatility (4)	33.17% - 110.32%	66.97%
			Risk-Free Interest Rate	0.96% - 2.09%	1.59%
			Estimated Time to Exit (in months)	5 - 48	20
	5,182	Other (7)
Total Level Three Warrant and Equity Investments	$97,741

(1)

The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the Black Scholes OPM include industry volatility, risk free interest rate and estimated time to exit.  Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2017 and December 31, 2016 was approximately $752,000 and $1.4 million, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

At December 31, 2017, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. At December 31, 2016, we had five debt investments on non-accrual at with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2017 and December 31, 2016 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2016, offset by placing two new debt investments on non-accrual during the period. For the year ended December 31, 2017, we recognized a realized loss of approximately $24.2 million on the write off of two debt investments that were on non-accrual at December 31, 2016 and one investment placed on non-accrual and written-off during 2017.

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

We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. In addition, we may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan.

We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. We recorded approximately $10.0 million and $7.8 million in PIK income in the years ended December 31, 2017 and 2016, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the years ended December 31, 2017 and December 31, 2016.

Other Income (Loss)

Other Income (loss) generally consists of income or losses generated from sources other than our investment portfolio. There was no Other Income (loss) for the year ended December 31, 2017. For the year ended December 31, 2016 it consisted of litigation settlement proceeds and for the year ended December 31, 2015, it consisted of loss on extinguishment of debt. Other income (loss) is classified as a component of net investment income in our Consolidated Statement of Operations.

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

On December 29, 2016, our Board of Directors approved a further amendment and restatement of the 2004 Equity Incentive Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of our common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of our common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of our common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue dividend equivalents in respect of our common stock underlying any restricted stock unit award payable in the form of cash or additional shares of our common stock to the extent, and in respect of, any vested restricted stock units. As of December 31, 2017, we issued 600,461 restricted stock units and 54,674 dividend equivalent units based on the December 2016 amended terms.

Income Taxes

We intend to operate so as to qualify to be taxed subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes our taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

  We intend to distribute 100% of our spillover earnings from ordinary income for the taxable year ended December 31, 2017 to our stockholders during 2018. We distributed 100% of our spillover earnings, which consisted of ordinary income and long-term capital gains, from our taxable year ended December 31, 2016 to our stockholders during 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. We anticipate an increase in the recognition of right-of-use assets and lease liabilities, however, we do not believe that ASU 2016-02 will have a material impact on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. We have adopted this standard for the year ended December 31, 2017 and determined that the adoption did not have a material impact on our consolidated financial statements and disclosures.

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

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. We have reviewed the requirements and adopted the amendments to Regulation S-X on our consolidated financial statements and related disclosures for the periods presented.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The amendment should be adopted retrospectively. We do not believe that ASU 2016-18 will have a material impact on our consolidated financial statements and disclosures.

Subsequent Events

Distribution Declaration

On February 14, 2018 our Board of Directors declared a cash distribution of $0.31 per share to be paid on March 12, 2018 to shareholders of record as of March 5, 2018.This distribution represents our fiftieth consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.02 per share.

Restricted Stock Unit Grants

In January 2018, we granted 746,684 restricted stock units pursuant to the amended 2004 Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2017 and as of February 16, 2018, we sold 478,000 shares of common stock for total accumulated net proceeds of approximately $6.2 million, including $56,000 of offering expenses, under our Equity Distribution Agreement with JMP. As of February 16, 2018 approximately 9.9 million shares remain available for issuance and sale under the equity distribution agreement.

Redemption of 2024 Notes

On February 9, 2018, the Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes and notice for such redemption has been provided. We have publicly announced our intention to redeem this portion of the 2024 Notes on April 2, 2018.

Portfolio Company Developments

As of February 16, 2018, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2017, our portfolio companies announced or completed the following liquidity events:

1.

In September 2017, our portfolio company Inotek Pharmaceuticals Corporation announced they had entered into a definitive merger agreement with Rocket Pharmaceuticals Ltd. The deal was completed on January 4, 2018. The combined company will be named Rocket Pharmaceuticals, Inc. and is now listed on the NASDAQ Global Market under the symbol “RCKT” and began trading on January 5, 2018.

2.

In October 2017, our portfolio company Neothetics, Inc. announced they have entered into a definitive agreement under which privately-held Evofem Biosciences will merge with a wholly-owned subsidiary of Neothetics in an all-stock transaction. In January 2018, Evofem Biosciences completed the reverse merger acquisition of Neothetics and its stock began trading on the NASDAQ Capital Market under the ticker symbol “EVFM.”

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2017, approximately 96.4% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS (1)
25	$3,152	$—	$3,152	$0.04
50	$6,368	$—	$6,368	$0.08
75	$9,605	$—	$9,605	$0.11
100	$12,937	$—	$12,937	$0.15
200	$26,683	$—	$26,683	$0.32
300	$40,322	$—	$40,322	$0.48

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 82,519.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2017, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 22, 2018

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,506,454 and $1,475,918, respectively)	$1,491,458	$1,414,210
Control investments (cost of $25,419 and $22,598, respectively)	19,461	4,700
Affiliate investments (cost of $87,956 and $13,010, respectively)	31,295	5,032
Total investments in securities, at value (cost of $1,619,829 and $1,511,526, respectively)	1,542,214	1,423,942
Cash and cash equivalents	91,309	13,044
Restricted cash	3,686	8,322
Interest receivable	12,262	11,614
Other assets	5,244	7,282
Total assets	$1,654,715	$1,464,204

Liabilities
Accounts payable and accrued liabilities	$26,896	$21,463
Credit Facilities	—	5,016
2021 Asset-Backed Notes, net (principal of $49,153 and $109,205, respectively) (1)	48,650	107,972
Convertible Notes, net (principal of $230,000 and $0, respectively) (1)	223,488	—
2019 Notes, net (principal of $0 and $110,364, respectively) (1)	—	108,818
2022 Notes, net (principal of $150,000 and $0, respectively) (1)	147,572	—
2024 Notes, net (principal of $183,510 and $252,873, respectively) (1)	179,001	245,490
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	188,141	187,501
Total liabilities	$813,748	$676,260
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	85	80
Capital in excess of par value	908,501	839,657
Unrealized depreciation on investments (2)	(79,760)	(89,025)
Accumulated undistributed realized gains (losses) on investments	(20,374)	14,314
Undistributed net investment income	32,515	22,918
Total net assets	$840,967	$787,944
Total liabilities and net assets	$1,654,715	$1,464,204

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	84,424	79,555
Net asset value per share	$9.96	$9.90

(1)

The Company’s 2021 Asset-Backed Notes, Convertible Notes, 2019 Notes, 2022 Notes, 2024 Notes, and SBA debentures, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings.”

(2)

Amounts includes $2.1 million and $1.4 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, and estimated taxes payable liabilities as of December 31, 2017 and 2016, respectively.

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

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Restricted Cash	$3,686	$8,322
Total investments in securities, at value (cost of $146,208 and $244,695, respectively)	144,513	242,349
Total assets	$148,199	$250,671

Liabilities
2021 Asset-Backed Notes, net (principal of $49,153 and $109,205, respectively) (1)	$48,650	$107,972
Total liabilities	$48,650	$107,972

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings.”

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Investment income:
Interest and PIK interest income
Interest income:
Non-control/Non-affiliate investments	$160,131	$150,705	$135,261
Control investments	1,304	38	—
Affiliate investments	801	160	347
Total interest income	162,236	150,903	135,608
PIK interest income:
Non-control/Non-affiliate investments	9,293	7,784	4,658
Control investments	667	40	—
Total PIK interest income	9,960	7,824	4,658
Total interest and PIK interest income	172,196	158,727	140,266
Fee income
Non-control/Non-affiliate investments	18,630	16,318	16,865
Control investments	11	6	—
Affiliate investments	43	—	1
Total fees	18,684	16,324	16,866
Total investment income	190,880	175,051	157,132
Operating expenses:
Interest	37,857	32,016	30,834
Loan fees	8,728	5,042	6,055
General and administrative:
Legal expenses	4,572	4,823	3,079
Other expenses	11,533	11,283	13,579
Total general and administrative	16,105	16,106	16,658
Employee compensation:
Compensation and benefits	24,555	22,500	20,713
Stock-based compensation	7,191	7,043	9,370
Total employee compensation	31,746	29,543	30,083
Total operating expenses	94,436	82,707	83,630
Other income (loss)	—	8,000	(1)
Net investment income	96,444	100,344	73,501
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(10,235)	4,576	5,147
Control investments	(16,476)	—	—
Total net realized gain (loss) on investments	(26,711)	4,576	5,147
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	43,796	(29,970)	(36,839)
Control investments	14,152	(4,025)	—
Affiliate investments	(48,683)	(2,222)	1,107
Total net unrealized appreciation (depreciation) on investments	9,265	(36,217)	(35,732)
Total net realized and unrealized loss	(17,446)	(31,641)	(30,585)
Net increase in net assets resulting from operations	$78,998	$68,703	$42,916

Net investment income before investment gains and losses per common share:
Basic	$1.16	$1.34	$1.04
Change in net assets resulting from operations per common share:
Basic	$0.95	$0.91	$0.60
Diluted	$0.95	$0.91	$0.59
Weighted average shares outstanding
Basic	82,519	73,753	69,479
Diluted	82,640	73,775	69,663
Distributions declared per common share:
Basic	$1.24	$1.24	$1.24

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

					Accumulated		Provision
				Unrealized	Undistributed		for Income
			Capital in	Appreciation	Realized	Undistributed	Taxes on
	Common Stock		excess	(Depreciation)	Gains (Losses)	Net Investment	Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income	Gains	Assets
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	(35,732)	5,147	73,501	—	42,916
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Acquisition of common stock under repurchase plan	(437)	—	(4,644)	—	—	—	—	(4,644)
Issuance of common stock due to stock option exercises	64	—	427	—	—	—	—	427
Retired shares from net issuance	(29)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	676	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(662)	(1)	(4,566)	—	—	—	—	(4,567)
Distributions reinvested in common stock	200	—	2,446	—	—	—	—	2,446
Distributions	—	—	—	—	(15,327)	(72,111)	—	(87,438)
Stock-based compensation (1)	—	—	9,461	—	—	—	—	9,461
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,773)	—	8,767	(994)	—	—
Balance at December 31, 2015	72,118	$73	$752,244	$(52,808)	$12,666	$5,301	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$(36,217)	$4,576	$100,344	$—	$68,703
Public offering, net of offering expenses	7,428	7	92,820	—	—	—	—	92,827
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	—	(4,790)
Issuance of common stock due to stock option exercises	55	—	654	—	—	—	—	654
Retired shares from net issuance	(17)	—	(235)	—	—	—	—	(235)
Issuance of common stock under restricted stock plan	556	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(279)	—	(2,944)	—	—	—	—	(2,944)
Distributions reinvested in common stock	144	—	1,799	—	—	—	—	1,799
Distributions	—	—	—	—	(7,962)	(84,371)	—	(92,333)
Stock-based compensation (1)	—	—	7,129	—	—	—	—	7,129
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,020)	—	5,034	1,644	342	—
Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$14,314	$22,918	$—	$787,944
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$9,265	$(26,711)	$96,444	$—	$78,998
Public offering, net of offering expenses	4,919	5	66,930	—	—	—	—	66,935
Issuance of common stock due to stock option exercises	49	—	500	—	—	—	—	500
Retired shares from net issuance	(21)	—	(209)	—	—	—	—	(209)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—	—
Retired shares for restricted stock vesting	(252)	—	(2,976)	—	—	—	—	(2,976)
Distributions reinvested in common stock	164	—	2,202	—	—	—	—	2,202
Issuance of Convertible Notes	—	—	3,413	—	—	—	—	3,413
Distributions	—	—	—	—	(14,893)	(88,194)	—	(103,087)
Stock-based compensation (1)	—	—	7,247	—	—	—	—	7,247
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8,263)	—	6,916	1,347	—	—
Balance at December 31, 2017	84,424	$85	$908,501	$(79,760)	$(20,374)	$32,515	$—	$840,967

(1)	Stock-based compensation includes $57, $87 and $90 of restricted stock and option expense related to director compensation for the years ended December 31, 2017, 2016 and 2015, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$78,998	$68,703	$42,916
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(764,795)	(680,971)	(712,701)
Principal and fee payments received on investments	641,016	444,758	509,593
Proceeds from the sale of investments	23,881	18,998	17,892
Net unrealized depreciation (appreciation) on investments	(9,265)	36,217	35,732
Net realized loss (gain) on investments	26,711	(4,576)	(5,147)
Accretion of paid-in-kind principal	(9,686)	(7,319)	(4,037)
Accretion of loan discounts	(6,711)	(7,163)	(8,049)
Accretion of loan discount on convertible notes	615	82	246
Loss on debt extinguishment (convertible notes)	—	—	1
Payment of loan discount on convertible notes	—	—	(5)
Accretion of loan exit fees	(19,098)	(22,614)	(14,947)
Change in deferred loan origination revenue	962	347	1,904
Unearned fees related to unfunded commitments	1,048	(758)	(2,064)
Amortization of debt fees and issuance costs	7,492	3,773	5,161
Depreciation	201	202	193
Stock-based compensation and amortization of restricted stock grants (1)	7,247	7,129	9,461
Change in operating assets and liabilities:
Interest and fees receivable	(648)	(2,375)	213
Prepaid expenses and other assets	(1,097)	3,234	4,826
Accounts payable	(10)	56	(639)
Accrued liabilities	4,739	3,892	5,090
Net cash used in operating activities	(18,400)	(138,385)	(114,361)

Cash flows from investing activities:
Purchases of capital equipment	(274)	(252)	(187)
Reduction of restricted cash	4,636	869	3,469
Net cash provided by investing activities	4,362	617	3,282

Cash flows from financing activities:
Issuance of common stock, net	66,935	92,827	100,092
Repurchase of common stock, net	—	(4,790)	(4,645)
Retirement of employee shares	(2,685)	(2,525)	(4,562)
Distributions paid	(100,885)	(90,534)	(84,992)
Issuance of Convertible Notes	230,000	—	—
Issuance of 2022 Notes	150,000	—	—
Issuance of 2024 Notes	5,636	149,873	—
Repayments of 2017 Asset-Backed Notes	—	—	(16,049)
Repayments of 2019 Notes	(110,364)	—	(60,000)
Repayments of 2021 Asset-Backed Notes	(60,053)	(20,095)	—
Repayments of 2024 Notes	(75,000)	—	—
Borrowings of credit facilities	8,497	285,891	138,689
Repayments of credit facilities	(13,513)	(330,877)	(88,689)
Cash paid for debt issuance costs	(6,342)	(5,289)	—
Cash paid for redemption of convertible notes	—	(17,604)	(65)
Fees paid for credit facilities and debentures	77	(1,261)	(620)
Net cash provided by (used in) financing activities	92,303	55,616	(20,841)
Net increase (decrease) in cash and cash equivalents	78,265	(82,152)	(131,920)
Cash and cash equivalents at beginning of period	13,044	95,196	227,116
Cash and cash equivalents at end of period	$91,309	$13,044	$95,196

Supplemental non-cash investing and financing activities:
Interest paid	$33,579	$31,011	$30,527
Income taxes paid	$1,076	$184	$973
Distributions reinvested	$2,202	$1,799	$2,446

(1)	Stock-based compensation includes $57, $87 and $90 of restricted stock and option expense related to director compensation for the years ended December 31, 2017, 2016 and 2015, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,115	$5,146
Subtotal: 1-5 Years Maturity						5,115	5,146
Subtotal: Biotechnology Tools (0.61%)*						5,115	5,146

Communications & Networking
Under 1 Year Maturity
OpenPeak, Inc. (8)	Communications & Networking	Senior Secured	April 2018	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,464	8,228	—
Subtotal: Under 1 Year Maturity						8,228	—
Subtotal: Communications & Networking (0.00%)*						8,228	—

Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Subtotal: Under 1 Year Maturity						1,000	1,000
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%, 2.95% Exit Fee	$18,440	18,580	18,571
Second Time Around (Simplify Holdings, LLC) (7)(8)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 4.75% Exit Fee	$1,746	1,781	—
Subtotal: 1-5 Years Maturity						20,361	18,571
Subtotal: Consumer & Business Products (2.33%)*						21,361	19,571

Drug Delivery
Under 1 Year Maturity
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$10,888	11,292	11,292
Pulmatrix Inc. (9)(11)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$3,259	3,455	3,455
ZP Opco, Inc (p.k.a. Zosano Pharma) (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%, 2.87% Exit Fee	$6,316	6,609	6,609
Subtotal: Under 1 Year Maturity						21,356	21,356
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (10)(11)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$18,653	18,925	18,875
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.00%, 4.25% Exit Fee	$25,000	25,006	24,958
Edge Therapeutics, Inc. (12)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%, 4.95% Exit Fee	$20,000	20,377	20,331
Subtotal: 1-5 Years Maturity						64,308	64,164
Subtotal: Drug Delivery (10.17%)*						85,664	85,520

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Drug Discovery & Development
Under 1 Year Maturity
CytRx Corporation (11)(15)	Drug Discovery & Development	Senior Secured	August 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%, 7.09% Exit Fee	$9,986	$11,172	$11,172
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$3,027	3,310	340
Subtotal: Under 1 Year Maturity						14,482	11,512
1-5 Years Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$10,341	10,610	10,563
Aveo Pharmaceuticals, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	10,345	10,344
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	9,918	9,915
Total Aveo Pharmaceuticals, Inc.					$20,000	20,263	20,259
Axovant Sciences Ltd. (5)(10)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,631	53,448
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 6.75% Exit Fee	$6,090	6,380	6,361
Chemocentryx, Inc. (10)(15)(17)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$5,000	4,947	4,947
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%, 4.95% Exit Fee	$13,851	14,482	14,385
Insmed, Incorporated (11)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 4.75% or Floor rate of 9.25%, 4.86% Exit Fee	$55,000	55,425	54,963
Metuchen Pharmaceuticals LLC (12)(14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$25,561	25,721	25,643
Motif BioSciences Inc. (15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$15,000	14,651	14,651
Myovant Sciences, Ltd. (5)(10)(13)(17)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$25,000	24,704	24,704
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,144	39,829
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,040	9,958
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	9,964	9,895
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$60,000	60,148	59,682
PhaseRx, Inc. (15)	Drug Discovery & Development	Senior Secured	December 2019	Interest rate PRIME + 5.75% or Floor rate of 9.25%, 5.85% Exit Fee	$4,694	4,842	1,917
Stealth Bio Therapeutics Corp. (5)(10)(12)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 5.00% Exit Fee	$15,000	14,898	14,847
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%, 5.48% Exit Fee	$20,000	20,579	20,543
Verastem, Inc. (12)(17)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	4,957	4,910
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	4,996	4,949
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	4,953	4,907
Total Verastem, Inc.					$15,000	14,906	14,766
Subtotal: 1-5 Years Maturity						346,187	341,679
Subtotal: Drug Discovery & Development (42.00%)*						360,669	353,191

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,014	$9,887
Subtotal: 1-5 Years Maturity						10,014	9,887
Subtotal: Electronics & Computer Hardware (1.18%)*						10,014	9,887

Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Coporation (14)(15)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$17,607	17,437	17,437
	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$5,009	4,963	4,963
Total Medsphere Systems Coporation					$22,616	22,400	22,400
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$20,000	19,965	19,965
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,878	19,803
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,922	9,840
Total PH Group Holdings					$30,000	29,800	29,643
Subtotal: 1-5 Years Maturity						—	—
Subtotal: Healthcare Services, Other (8.56%)*						72,165	72,008

Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(17)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 1.70%	$7,568	7,369	7,327
Netbase Solutions, Inc. (13)(14)	Information Services	Senior Secured	August 2020	Interest rate PRIME + 6.00% or Floor rate of 10.00%, PIK Interest 2.00%, 3.00% Exit Fee	$9,051	8,730	8,730
Subtotal: 1-5 Years Maturity						16,099	16,057
Subtotal: Information Services (1.91%)*						16,099	16,057

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Internet Consumer & Business Services
1-5 Years Maturity
AppDirect, Inc.	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$10,000	$9,885	$9,885
Aria Systems, Inc. (11)(14)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%, 1.50% Exit Fee	$2,103	2,104	1,803
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%, 1.50% Exit Fee	$18,832	18,839	16,144
Total Aria Systems, Inc.					$20,935	20,943	17,947
Greenphire Inc.	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$3,883	3,883	3,883
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,000	1,000	1,000
Total Greenphire Inc.					$4,883	4,883	4,883
Intent Media, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%, 2.00% Exit Fee	$5,050	5,011	5,027
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.35%, 2.00% Exit Fee	$2,020	1,987	1,991
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.50%, 2.00% Exit Fee	$2,022	1,988	1,992
Total Intent Media, Inc.					$9,092	8,986	9,010
Interactions Corporation	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,013	25,013
LogicSource (15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$6,452	6,701	6,726
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$41,023	40,633	41,036
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,298	20,298	19,219
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$11,015	240	—
Total Tectura Corporation					$31,313	20,538	19,219
The Faction Group	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$8,000	8,000	8,000
	Internet Consumer & Business Services	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,000	2,000	2,000
Total The Faction Group					$10,000	10,000	10,000
Subtotal: 1-5 Years Maturity						147,582	143,719
Subtotal: Internet Consumer & Business Services (17.09%)*						147,582	143,719

Media/Content/Info
Under 1 Year Maturity
Machine Zone, Inc. (14)(16)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 2.50% or Floor rate of 6.75%, PIK Interest 3.00%	$106,986	106,641	106,641
Subtotal: Under 1 Year Maturity						106,641	106,641
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 1.95% Exit Fee	$15,016	14,935	14,935
FanDuel, Inc. (9)(12)(14)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 10.41% Exit Fee	$19,354	19,762	19,695
	Media/Content/Info	Convertible Debt	September 2020	PIK Interest 25.00%	$1,000	1,000	1,000
Total FanDuel, Inc.					$20,354	20,762	20,695
Subtotal: 1-5 Years Maturity						35,697	35,630
Subtotal: Media/Content/Info (16.92%)*						142,338	142,271

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Medical Devices & Equipment
Under 1 Year Maturity
Amedica Corporation (9)(15)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 8.25% Exit Fee	$605	$2,255	$2,255
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 5.42% Exit Fee	$2,527	2,848	2,848
Subtotal: Under 1 Year Maturity						5,103	5,103
1-5 Years Maturity
IntegenX, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%, 6.75% Exit Fee	$12,500	13,042	12,991
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%, 6.75% Exit Fee	$2,500	2,599	2,598
	Medical Devices & Equipment	Senior Secured	June 2019	Interest rate PRIME + 6.05% or Floor rate of 10.05%, 9.75% Exit Fee	$2,500	2,618	2,601
Total IntegenX, Inc.					$17,500	18,259	18,190
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 4.95% Exit Fee	$17,500	17,013	17,013
Micell Technologies, Inc. (12)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$5,469	5,744	5,708
Quanta Fluid Solutions (5)(10)(11)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$10,117	10,432	10,386
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 4.00% Exit Fee	$9,043	9,477	9,477
Sebacia, Inc. (15)	Medical Devices & Equipment	Senior Secured	July 2020	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$8,000	7,927	7,919
Tela Bio, Inc. (15)	Medical Devices & Equipment	Senior Secured	December 2020	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 3.15% Exit Fee	$5,000	4,991	4,973
Subtotal: 1-5 Years Maturity						73,843	73,666
Subtotal: Medical Devices & Equipment (9.37%)*						78,946	78,769

Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation (15)(17)	Semiconductors	Senior Secured	August 2020	Interest rate PRIME + 7.00% or Floor rate of 11.00%, 12.50% Exit Fee	$5,000	5,084	5,100
	Semiconductors	Senior Secured	February 2019	Interest rate PRIME + 6.00% or Floor rate of 10.00%	$4,274	4,274	4,273
Total Achronix Semiconductor Corporation					$9,274	9,358	9,373
Subtotal: 1-5 Years Maturity						9,358	9,373
Subtotal: Semiconductors (1.11%)*						9,358	9,373

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Software
Under 1 Year Maturity
Clickfox, Inc. (13)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%, 12.01% Exit Fee	$6,378	$7,671	$7,671
Digital Train Limited (p.k.a. Jumpstart Games, Inc.) (15)	Software	Senior Secured	July 2018	Interest rate 12-month LIBOR + 2.50%	$5,671	5,671	4,073
Subtotal: Under 1 Year Maturity						13,342	11,744
1-5 Years Maturity
Clarabridge, Inc. (12)(14)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$40,893	40,870	41,063
Emma, Inc.	Software	Senior Secured	September 2022	Interest rate daily LIBOR + 7.75% or Floor rate of 8.75%	$50,000	48,565	48,565
Evernote Corporation (14)(15)(17)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,974	6,100
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,023	3,999	3,992
Total Evernote Corporation					$10,023	9,973	10,092
Fuze, Inc. (13)(14)(15)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$50,332	50,464	50,420
Impact Radius Holdings, Inc. (14)(17)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$7,544	7,552	7,498
Lithium Technologies, Inc. (17)	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,740	11,740
Microsystems Holding Company, LLC	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,821	11,821
OneLogin, Inc. (14)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$15,883	15,811	16,071
PerfectServe, Inc.	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%, 2.50% Exit Fee	$16,000	16,023	16,023
	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%, 2.50% Exit Fee	$4,000	4,005	4,005
Total PerfectServe, Inc.					$20,000	20,028	20,028
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	6,964	6,964
Poplicus, Inc. (8)(14)	Software	Senior Secured	May 2022	Interest rate FIXED 6.00%, PIK Interest 3.00%	$1,250	1,250	—
Quid, Inc. (14)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,303	8,397	8,430
RapidMiner, Inc. (14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,001	6,971	6,971
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,285	3,291	3,291
Signpost, Inc. (14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 3.75% Exit Fee	$15,510	15,603	15,685
Vela Trading Technologies	Software	Senior Secured	July 2022	Interest rate daily LIBOR + 9.50% or Floor rate of 10.50%	$20,000	19,495	19,557
Wrike, Inc. (14)(17)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%, 3.00% Exit Fee	$10,165	9,971	10,007
ZocDoc	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$20,000	20,011	20,011
	Software	Senior Secured	November 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$10,000	10,005	10,005
Total ZocDoc					$30,000	30,016	30,016
Subtotal: 1-5 Years Maturity						318,782	318,219
Subtotal: Software (39.24%)*						332,124	329,963

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Specialty Pharmaceuticals
Under 1 Year Maturity
Jaguar Animal Health, Inc. (11)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 5.65% or Floor rate of 9.90%, 7.00% Exit Fee	$1,089	$1,496	$1,496
Subtotal: Under 1 Year Maturity						1,496	1,496
1-5 Years Maturity
Alimera Sciences, Inc. (11)(14)	Specialty Pharmaceuticals	Senior Secured	November 2020	Interest rate PRIME + 7.50% or Floor rate of 11.00%, PIK Interest 1.00%, 4.00% Exit Fee	$35,398	35,517	35,517
Subtotal: 1-5 Years Maturity						35,517	35,517
Subtotal: Specialty Pharmaceuticals (4.40%)*						37,013	37,013

Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (13)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%, 6.70% Exit Fee	$8,500	8,756	8,757
Subtotal: 1-5 Years Maturity						8,756	8,757
Subtotal: Surgical Devices (1.04%)*						8,756	8,757

Sustainable and Renewable Technology
Under 1 Year Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 8.50% Exit Fee	$16,806	18,190	18,190
Kinestral Technologies Inc.	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%, 3.23% Exit Fee	$3,867	3,882	3,882
Subtotal: Under 1 Year Maturity						22,072	22,072
1-5 Years Maturity
ChargePoint Inc.	Sustainable and Renewable Technology	Senior Secured	August 2020	Interest rate 3-month LIBOR + 8.75% or Floor rate of 9.75%, 2.00% Exit Fee	$19,394	19,416	19,416
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$14,000	13,604	13,604
Proterra, Inc. (11)(14)(17)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,036	25,997	26,097
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,007	5,173	5,190
Total Proterra, Inc.					$30,043	31,170	31,287
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 4.00% Exit Fee	$4,258	4,498	4,515
Tendril Networks (12)	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate FIXED 9.25%, 8.50% Exit Fee	$13,156	13,863	13,845
Subtotal: 1-5 Years Maturity						82,551	82,667
Subtotal: Sustainable and Renewable Technology (12.45%)*						104,623	104,739
Total: Debt Investments (168.38%)*						1,440,055	1,415,984

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—

Communications & Networking
Achilles Technology Management Co II, Inc. (7)(15)	Communications & Networking	Equity	Common Stock	100	3,100	242
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	102	41
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	5,865
Subtotal: Communications & Networking (0.73%)*					4,202	6,148

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	720
Subtotal: Diagnostic (0.09%)*					750	720
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)	Drug Delivery	Equity	Common Stock	54,240	108	109
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	826
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	468
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,275
Subtotal: Drug Delivery (0.32%)*					2,417	2,678

Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	5,315
Axovant Sciences Ltd. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	129,827	1,270	707
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	381
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	29
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,290
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	374
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	259
Inotek Pharmaceuticals Corporation (4)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	10
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	2,154
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	43,840	2,000	693
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,743	1,367
Subtotal: Drug Discovery & Development (1.50%)*					16,778	12,579

Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	22
Subtotal: Electronics & Computer Hardware (0.00%)*					34	22

Information Services
DocuSign, Inc.	Information Services	Equity	Common Stock	385,000	6,081	8,011
Subtotal: Information Services (0.95%)*					6,081	8,011

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$46
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	233
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	213
Total Lightspeed POS, Inc.				428,707	500	446
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	2,236
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	850
Total OfferUp, Inc.				394,790	2,295	3,086
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	451
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	255
Total Oportun (p.k.a. Progress Financial)				306,153	500	706
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	49
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.52%)*					3,578	4,333

Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	5,055
Subtotal: Media/Content/Info (0.60%)*					4,085	5,055

Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	138
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	879
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	939
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	894
Total Gelesis, Inc.				581,038	925	2,712
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	302
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	225
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	532
Total Medrobotics Corporation				374,703	905	1,059
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	402
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	114
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	4,232
	Medical Devices & Equipment	Equity	Preferred Series E	15,638,888	1,307	1,457
Total Optiscan Biomedical, Corp.				78,855,687	10,219	6,205
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	596
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	1,820
Subtotal: Medical Devices & Equipment (1.49%)*					15,342	12,530

Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	90
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,044
	Software	Equity	Preferred Series 3	93,620	300	312
Total Druva, Inc.				552,461	1,300	1,356
ForeScout Technologies, Inc. (4)	Software	Equity	Common Stock	199,844	529	6,373
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (5)(10)	Software	Equity	Preferred Series E	669,173	963	1,544
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	4,923
	Software	Equity	Preferred Series G	326,797	2,211	2,211
Total Palantir Technologies				1,054,493	7,642	7,134
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,600
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	179
Subtotal: Software (2.53%)*					14,943	21,276

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$44
	Surgical Devices	Equity	Preferred Series C	656,538	282	60
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	795
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	521
Total Gynesonics, Inc.				5,653,360	1,673	1,420
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	376
	Surgical Devices	Equity	Preferred Series C	119,999	300	309
	Surgical Devices	Equity	Preferred Series D	260,000	650	957
	Surgical Devices	Equity	Preferred Series F	100,200	500	531
Total Transmedics, Inc.				569,160	2,550	2,173
Subtotal: Surgical Devices (0.43%)*					4,223	3,593

Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	19,250	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	477
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	539
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	288	61,502	11,400
Subtotal: Sustainable and Renewable Technology (1.48%)*					63,263	12,416
Total: Equity Investments (10.63%)*					136,196	89,361

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$458
Subtotal: Biotechnology Tools (0.05%)*					323	458
Communications & Networking
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	—
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	501
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.06%)*					574	501

Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	221
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.03%)*					823	221

Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)(15)	Drug Delivery	Warrant	Common Stock	176,730	786	61
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	65
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	968
Celsion Corporation (4)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	230
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,540
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	148
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	4
ZP Opco, Inc (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	72,379	266	—
Subtotal: Drug Delivery (0.36%)*					3,670	3,016

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Drug Discovery & Development
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$12
Anthera Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,022	984	—
Audentes Therapeutics, Inc (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	62	147
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	19
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	93
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	15
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	3
Concert Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	1,344
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	2
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	58
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	29
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	4
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	31,655	626	12
Motif BioSciences Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	414
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	49,800	283	128
Neothetics, Inc. (p.k.a. Lithera, Inc) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	53
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	212
PhaseRx, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	—
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	8
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	453
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	487,500	116	107
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	240
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	50
Subtotal: Drug Discovery & Development (0.40%)*					8,869	3,403

Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	73
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	73

Healthcare Services, Other
Chromadex Corporation (4)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	329
Subtotal: Healthcare Services, Other (0.04%)*					157	329

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	$82	$—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C	648,400	98	21
	Information Services	Warrant	Preferred Series C-1	1,165,183	74	37
Total InXpo, Inc.				1,813,583	172	58
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,250,000	246	129
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	363
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.07%)*					954	550

Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	9
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	18	154
The Faction Group	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	234
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	207
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	204
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,627
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	93
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	36
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	196
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	1,257
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	7
TraceLink, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A-2	283,353	1,833	1,833
Subtotal: Internet Consumer & Business Services (0.82%)*					6,041	6,857

Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Common Stock	15,570	—	—
	Media/Content/Info	Warrant	Preferred Series A	4,648	730	1,875
Total FanDuel, Inc.				20,218	730	1,875
Machine Zone, Inc. (16)	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	3,743
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	4
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	17
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	33
Subtotal: Media/Content/Info (0.67%)*					3,425	5,672

Medical Devices & Equipment
Amedica Corporation (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	1
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	65
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	275
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	216
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	39,364	242	—
IntegenX, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series C	547,752	15	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	294
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	411
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	150
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	56
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	82
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	86
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	430
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	205	536
Sebacia, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	127
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (4)	Medical Devices & Equipment	Warrant	Common Stock	13,864	401	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	62	153
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	414
Subtotal: Medical Devices & Equipment (0.39%)*					6,492	3,296

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$308
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	519
Total Achronix Semiconductor Corporation				1,110,000	259	827
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	11
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	195
Subtotal: Semiconductors (0.12%)*					309	1,033

Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	84
	Software	Warrant	Preferred Series F	31,673	343	79
Total Actifio, Inc.				105,257	592	163
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	113
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	129
	Software	Warrant	Preferred Series C	592,019	730	179
	Software	Warrant	Preferred Series C-A	2,218,214	230	4,458
Total Clickfox, Inc.				3,848,796	1,290	4,766
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	97
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	175
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	53
Mattersight Corporation (4)	Software	Warrant	Common Stock	357,143	538	168
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	639
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	353
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	—
NewVoiceMedia Limited (5)(10)	Software	Warrant	Preferred Series E	225,586	33	190
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	227
PerfectServe, Inc.	Software	Warrant	Preferred Series C	129,073	720	720
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	7
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	23	23
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	44
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	106
Wrike, Inc.	Software	Warrant	Common Stock	698,760	462	1,040
Subtotal: Software (1.06%)*					5,413	8,884

Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	488
Subtotal: Specialty Pharmaceuticals (0.06%)*					861	488

Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	15
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	291
Total Gynesonics, Inc.				1,756,445	395	306
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	16
	Surgical Devices	Warrant	Preferred Series D	175,000	100	429
	Surgical Devices	Warrant	Preferred Series F	50,544	38	60
Total Transmedics, Inc.				265,980	363	505
Subtotal: Surgical Devices (0.10%)*					758	811

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$88
Alphabet Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series 1B	13,667	82	—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	7
Brightsource Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 1	116,666	104	—
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	530,811	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	6,229	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				537,040	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	357
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	155
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	63
Total Kinestral Technologies, Inc.				456,883	218	218
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	599
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	8
Stion Corporation (6)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	—
Subtotal: Sustainable and Renewable Technology (0.15%)*					4,797	1,277
Total: Warrant Investments (4.38%)*					43,578	36,869
Total Investments in Securities (183.39%)*					$1,619,829	$1,542,214

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 4.50% at December 31, 2017. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 1.44%, 1.57%, 1.69% and 2.11%, respectively, at December 31, 2017.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $32.5 million, $119.7 million and $87.2 million respectively. The tax cost of investments is $1.6 billion.

(4)

Except for warrants in 43 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at December 31, 2017 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at December 31, 2017, and is therefore considered non-income producing. Note that at December 31, 2017, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2017.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2017. Refer to Note 10.

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

B. This fee ranges from 5.0% to 10.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

C. This fee ranges from 10.0% to 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

D. This fee is greater than 15.0% of the total debt commitment based on the contractual terms of our loan servicing agreements.

(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT II, or HT III, the Company’s wholly owned SBIC subsidiaries.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2016.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2016. Refer to Note 10.
(18)	Repayment of debt investment is delinquent of the contractual maturity date as of December 31, 2016.
(19)	The stated PIK interest rate may be reduced to 1.45% subject to achievement of a milestone by the portfolio company.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $111.8 million and $284.0 million in assets, respectively, and they accounted for approximately 5.4% and 13.8% of the Company’s total assets, respectively, prior to consolidation at December 31, 2017.

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

As of the date of this report, the only VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the 2021 Asset-Backed Notes (as defined herein). See “Note 4 – Borrowings.”

Revision of Previously Issued Financial Statements

It was determined that there was a misclassification in the previously issued consolidated financial statements of $15.3 million, and $8.0 million in the distributions for the years ended December 31, 2015 and 2016 respectively. The amounts had been categorized as distributions of net investment income rather than distributions of realized gains and the components of net assets have been revised in the respective years to reflect the correct classification. In addition, the financial highlights in note 9 have been updated to reclassify $0.22 and $0.11 per share from distributions of net investment income to distributions of realized gains for the years ended December 31, 2015 and 2016 respectively. The amounts reclassified are not material individually, or in the aggregate, and there is no impact on previously reported net assets, total distributions, and earnings per share for the years ended December 2015 and 2016. The Company plans to reflect the revised amounts in its quarterly consolidated financial statements in future filings containing such information.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2017, approximately 93.2% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2017 and December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2017, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,328,803	$—	$4,825	$1,323,978
Preferred Stock	39,418	—	—	39,418
Common Stock	28,236	17,271	—	10,965
Warrants	27,485	—	3,239	24,246
Escrow Receivable	1,382	—	—	1,382
Total	$1,425,324	$17,271	$8,064	$1,399,989

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and December 31, 2016.

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(in thousands)	Balance January 1, 2016	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2016
Senior Debt	$1,102,396	$(6,968)	$(12,675)	$687,353	$—	$(441,567)	$—	$(4,561)	$1,323,978
Preferred Stock	35,245	(334)	(7,864)	13,873	(1,367)	—	626	(761)	39,418
Common Stock	1,527	—	(1,404)	6,081	—	—	4,761	—	10,965
Warrants	18,565	(116)	3,465	4,082	(1,186)	—	—	(564)	24,246
Escrow Receivable	2,967	(6)	—	2,009	(3,588)	—	—	—	1,382
Total	$1,160,700	$(7,424)	$(18,478)	$713,398	$(6,141)	$(441,567)	$5,387	$(5,886)	$1,399,989

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions, IPOs of ForeScout Technologies, Inc., Aquantia Corporation, and Quanterix Corporation, and merger of the Company’s former portfolio company Cempra, Inc. and current portfolio company Melinta Therapeutics, Inc. into NASDAQ-listed company Melinta Theraputics, Inc. Transfers into Level 3 during the year ended December 31, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

(4)

Transfers out of Level 3 during the year ended December 31, 2016 relate to the exercise of warrants in TPI Composites, Inc. and Touchcommerce, Inc. to common stock in an initial public offering, or IPO, and acquisition, respectively; the exercise of warrants in Ping Identity Corporation to preferred stock; the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc. Transfers into of Level 3 during the year ended December 31, 2016 relate to the acquisition of preferred stock as a result of the exercise of warrants in Ping Identity Corporation, the conversion of debt to equity in Optiscan Biomedical Corp and Achilles Technology Management Co II, Inc. and the conversion of the Company’s preferred shares to common shares in SCIEnergy, Inc.

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

For the year ended December 31, 2017, approximately $4.2 million in net unrealized appreciation and $49.2 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. The depreciation on common stock during the period reflects the conversion of the Company’s debt investment in Sungevity, Inc. to common stock at cost through a bankruptcy transaction and subsequent depreciation to fair value. For the same period, approximately $10.5 million in net unrealized depreciation and $9.0 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$44,301	Originated Within 6 Months	Origination Yield	10.71% - 12.61%	11.89%
	379,841	Market Comparable Companies	Hypothetical Market Yield	10.14% - 16.14%	12.94%
			Premium/(Discount)	(0.25%) - 0.75%
	2,257	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Technology	158,916	Originated Within 6 Months	Origination Yield	9.4% - 25.11%	11.68%
	290,561	Market Comparable Companies	Hypothetical Market Yield	9.47% - 19.21%	13.55%
			Premium/(Discount)	(0.25%) - 1.00%
	22,020	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	33,020	Originated Within 6 Months	Origination Yield	11.97% - 20.06%	15.31%
Technology	49,647	Market Comparable Companies	Hypothetical Market Yield	11.15% - 14.16%	12.13%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	17,013	Originated Within 6 Months	Origination Yield	13.49%	13.49%
	89,869	Market Comparable Companies	Hypothetical Market Yield	9.66% - 17.57%	12.28%
			Premium/(Discount)	0.00% - 0.50%
Lower Middle Market	97,291	Originated Within 6 Months	Origination Yield	8.29% - 12.68%	12.01%
	19,219	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 100.00%

		Debt Investments Where Fair Value Approximates Cost
	35,517	Imminent Payoffs (4)
	176,512	Debt Investments Maturing in Less than One Year
	$1,415,984	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2016 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$102,412	Originated Within 6 Months	Origination Yield	12.24% - 14.59%	13.64%
	434,718	Market Comparable Companies	Hypothetical Market Yield	9.07% - 15.62%	12.44%
			Premium/(Discount)	(0.25%) - 0.75%
	2,693	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 100.00%
Technology	93,674	Originated Within 6 Months	Origination Yield	7.29% - 16.53%	13.69%
	325,553	Market Comparable Companies	Hypothetical Market Yield	10.14% - 21.66%	12.69%
			Premium/(Discount)	(0.50%) - 0.50%
	24,706	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Sustainable and Renewable	99,286	Market Comparable Companies	Hypothetical Market Yield	11.77% - 16.84%	13.45%
Technology			Premium/(Discount)	0.00% - 0.25%
	44,626	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 40.00%
Medical Devices	88,983	Market Comparable Companies	Hypothetical Market Yield	10.25% - 18.60%	14.01%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	25,017	Market Comparable Companies	Hypothetical Market Yield	8.85% - 15.79%	10.10%
			Premium/(Discount)	0.00% - 0.25%
	13,148	Liquidation (3)	Probability weighting of alternative outcomes	100.00%

		Debt Investments Where Fair Value Approximates Cost
	25,000	Imminent Payoffs (4)
	44,162	Debt Investments Maturing in Less than One Year
	$1,323,978	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2017 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$7,684	Market Comparable Companies	EBITDA Multiple (2)	5.1x - 40.2x	13.2x
			Revenue Multiple (2)	0.5x - 6.2x	2.9x
			Discount for Lack of Marketability (3)	7.49% - 12.97%	8.77%
			Average Industry Volatility (4)	27.8% - 77.3%	53.35%
			Risk-Free Interest Rate	1.40% - 1.90%	1.47%
			Estimated Time to Exit (in months)	3 - 10	5
	19,323	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(16.43%) - 29.4%	11.79%
			Average Industry Volatility (4)	33.17% - 78.77%	68.99%
			Risk-Free Interest Rate	0.84% - 1.51%	1.42%
			Estimated Time to Exit (in months)	5 - 26	13
	39,529	Other (7)
Warrant Investments	19,310	Market Comparable Companies	EBITDA Multiple (2)	5x - 40.2x	14.6x
			Revenue Multiple (2)	0.5x - 6.4x	2.6x
			Discount for Lack of Marketability (3)	5.16% - 27.41%	13.57%
			Average Industry Volatility (4)	27.8% - 102.77%	55.15%
			Risk-Free Interest Rate	1.31% - 2.09%	1.66%
			Estimated Time to Exit (in months)	2 - 48	13
	6,713	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(68.52%) - 154.5%	11.76%
			Average Industry Volatility (4)	33.17% - 110.32%	66.97%
			Risk-Free Interest Rate	0.96% - 2.09%	1.59%
			Estimated Time to Exit (in months)	5 - 48	20
	5,182	Other (7)
Total Level Three Warrant and Equity Investments	$97,741

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2017 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gain and loss and changes in the Company’s unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2017 and 2016, and affiliate investments for the year ended December 2015. The Company did not hold any control investments at December 31, 2015.

(in thousands)			Year Ended December 31, 2017
Portfolio Company	Type	Fair Value at December 31, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$155	$(2,254)	$—	$(486)
HercGamma, Inc.	Control	—	—	(523)	523	(487)
SkyCross, Inc.	Control	—	—	1,842	15,452	(15,452)
Tectura Corporation	Control	19,219	1,827	(1,079)	51	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	140	—	—
Total Control Investments		$19,461	$1,982	$(1,874)	$16,026	$(16,476)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,291	$—	$1,419	$—	$—
Stion Corporation	Affiliate	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	25,004	842	(50,102)	—	—
Total Affiliate Investments		$31,295	$844	$(48,683)	$—	$—
Total Control & Affiliate Investments		$50,756	$2,826	$(50,557)	$16,026	$(16,476)

(in thousands)			Year Ended December 31, 2016
Portfolio Company	Type	Fair Value at December 31, 2016	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$(3,421)	$—	$—
Achilles Technology Management Co II, Inc.	Control	4,700	84	(604)	—	—
Total Control Investments		$4,700	$84	$(4,025)	$—	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,699	$12	$(3,409)	$—	$—
Stion Corporation	Affiliate	333	148	539	648	—
Total Affiliate Investments		$5,032	$160	$(2,870)	$648	$—
Total Control & Affiliate Investments		$9,732	$244	$(6,895)	$648	$—

(in thousands)			Year Ended December 31, 2015
Portfolio Company	Type	Fair Value at December 31, 2015	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation/ (Depreciation) (1)	Realized Gain/(Loss)
Optiscan BioMedical, Corp.	Affiliate	$6,973	$—	$901	$—	$—
Stion Corporation	Affiliate	1,013	348	206	—	—
Total		$7,986	$348	$1,107	$—	$—

(1)	Represents reversals of prior period net unrealized depreciation upon being realized as a loss due to write off or reversals of prior period collateral based impairments.

In July 2017, the Company acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on the Company’s debt and as such this investment became classified as a control investment as of September 30, 2017.

In June 2017, the Company acquired 100% ownership of the equity in HercGamma, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2017, HercGamma, Inc. acquired the assets of a medical device company that develops advanced digital imaging to detect breast cancer, as part of an article 9 consensual foreclosure and public auction for consideration with an estimated fair value of $1.2 million. In September 2017, the Company reduced the cost basis of its equity position by $646,000 with net proceeds from an asset sale and by $36,000 from a final distribution in October 2017. Subsequent to the distributions, the Company’s investments were deemed wholly worthless and written off for a realized loss.

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$880,115	57.1%	$1,078,779	75.7%
Senior Secured Debt	572,738	37.1%	277,509	19.5%
Preferred Stock	40,683	2.6%	39,418	2.8%
Common Stock	48,678	3.2%	28,236	2.0%
Total	$1,542,214	100.0%	$1,423,942	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2017 and December 31, 2016 is shown as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,404,235	91.1%	$1,362,223	95.6%
United Kingdom	91,105	5.9%	18,395	1.3%
Netherlands	20,783	1.3%	20,089	1.4%
Cayman Islands	14,954	1.0%	—	0.0%
Switzerland	10,581	0.7%	12,377	0.9%
Canada	556	0.0%	8,095	0.6%
Israel	—	0.0%	2,763	0.2%
Total	$1,542,214	100.0%	$1,423,942	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$369,173	23.9%	$422,550	29.7%
Software	360,123	23.4%	219,559	15.4%
Internet Consumer & Business Services	154,909	10.0%	97,047	6.8%
Media/Content/Info	152,998	9.9%	137,567	9.7%
Sustainable and Renewable Technology	118,432	7.7%	154,406	10.9%
Medical Devices & Equipment	94,595	6.1%	107,695	7.6%
Drug Delivery	91,214	5.9%	109,834	7.7%
Healthcare Services, Other	72,337	4.7%	30,200	2.1%
Specialty Pharmaceuticals	37,501	2.4%	38,944	2.7%
Information Services	24,618	1.6%	6,091	0.4%
Consumer & Business Products	19,792	1.3%	42,713	3.0%
Surgical Devices	13,161	0.9%	12,553	0.9%
Semiconductors	10,406	0.7%	11,326	0.8%
Electronics & Computer Hardware	9,982	0.6%	7,664	0.5%
Communications & Networking	6,649	0.4%	18,019	1.3%
Biotechnology Tools	5,604	0.4%	7,200	0.5%
Diagnostic	720	0.1%	574	0.0%
Total	$1,542,214	100.0%	$1,423,942	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2017 or December 31, 2016.

Portfolio Activity

During the year ended December 31, 2017, the Company funded and or restructured investments in debt and equity securities totaling approximately $754.8 million and $10.0 million, respectively. During the year ended December 31, 2017, the Company converted approximately $62.7 million of debt to equity at cost in two portfolio companies. During the year ended December 31, 2017, the Company converted approximately $1.7 million of warrants to equity in two portfolio companies.

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

During the year ended December 31, 2017, the Company recognized net realized losses of approximately $26.7 million on the portfolio. These net realized losses included gross realized losses of approximately $40.9 million, primarily from the liquidation or write off of the Company’s debt investments in five portfolio companies and the Company’s warrant and equity investments in twenty-one portfolio companies. These losses were offset by gross realized gains of approximately $14.2 million, primarily from the sale of investments in five portfolio companies.

During the year ended December 31, 2016, the Company recognized net realized gains of approximately $4.6 million on the portfolio. These net realized gains included gross realized gains of approximately $15.2 million primarily from the sale of investments in six portfolio companies. These gains were partially offset by gross realized losses of approximately $10.6 million primarily from the liquidation or write off of the Company’s warrant and equity investments in eight portfolio companies and the Company’s debt investments in five portfolio companies, including the settlement of the Company’s outstanding debt investment in one portfolio company.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2017, approximately 79.9% of the Company’s debt investments were in a senior secured first lien position, with 45.1% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 34.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. Another 19.8% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 0.3% of the Company’s debt investments were unsecured as a result of the terms of the acquisition of one of our portfolio companies during the period.  At December 31, 2017 the Company had no equipment only liens on material investments in the Company’s portfolio companies.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Other Assets

Other assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2017 and December 31, 2016 was approximately $752,000 and $1.4 million, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

At December 31, 2017, the Company had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.8 million and $340,000 respectively. At December 31, 2016, the Company had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $43.9 million and $6.2 million, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2017 and December 31, 2016 is the result of the liquidation of  two debt investments that were on non-accrual at December 31, 2016, offset by placing two new debt investments on non-accrual during the period. For the year ended December 31, 2017, the Company recognized a realized loss of approximately $24.2 million on the write off of two debt investments that were on non-accrual at December 31, 2016 and one investment placed on non-accrual and written-off during 2017.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $33.3 million of unamortized fees at December 31, 2017, of which approximately $29.3 million was included as an offset to the cost basis of its current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2016, the Company had approximately $38.2 million of unamortized fees, of which approximately $35.8 million was included an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $8.5 million and $4.4 million in one-time fee income during the years ended December 31, 2017 and December 31, 2016, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2017, the Company had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as an offset to the cost basis of its current debt investments and approximately $3.6 million was deferred related to expired commitments. At December 31, 2016, the Company had approximately $32.8 million in exit fees receivable, of which approximately $30.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.5 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $10.0 million and $7.8 million in PIK income in the years ended December 31, 2017 and 2016, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2017 and December 31, 2016.

Other Income (Loss)

Other income (loss) generally consists of income or losses generated from sources other than the Company’s investment portfolio. There was no other income (loss) for the year ended December 31, 2017. For the year ended December 31, 2016, it consisted of litigation settlement proceeds and for the year ended December 31, 2015, it consisted of loss on extinguishment of debt. Other income (loss) is classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received.

Stock Based Compensation

The Company has issued and may, from time to time, issue additional stock options and restricted stock to employees under the Company’s 2004 Equity Incentive Plan and to Board members under the Company’s 2006 Equity Incentive Plan prior to its expiration on June 21, 2017. Management follows the guidelines set forth under ASC Topic 718, (“Compensation – Stock Compensation”) to account for stock options and restricted stocks granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Income Taxes

The Company intends to operate so as to qualify to be subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of the Company’s ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (the “Excise Tax Avoidance Requirement”). The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

The Company intends to distribute 100% of its spillover earnings from ordinary income for the taxable year ended December 31, 2017 to the Company’s stockholders during 2018. The Company distributed 100% of its spillover earnings, which consisted of ordinary income and long-term capital gains, from its taxable year ended December 31, 2016 to the Company’s stockholders during 2017.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and net realized securities gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statement of Operations. The Company did not have other comprehensive income in 2017, 2016, or 2015. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the distribution payable is recorded on the ex-dividend date.

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During 2017, 2016, and 2015, the Company issued 163,584, 144,308, and 199,894 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which, among other things, requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S GAAP. Additionally, the ASU requires the classification of all cash payments on leases within operating activities in the Consolidated Statement of Cash Flows.  ASU 2016-02 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted. The Company anticipates an increase in the recognition of right-of-use assets and lease liabilities, however, the Company does not believe that ASU 2016-02 will have a material impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which, among other things, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2016. The Company has adopted this standard for the year ended December 31, 2017 and determined that the adoption did not have a material impact on its consolidated financial statements and disclosures.

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

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Company has reviewed the requirements and adopted the amendments to Regulation S-X on its consolidated financial statements and related disclosures for the periods presented.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The amendment should be adopted retrospectively. The Company does not believe that ASU 2016-18 will have a material impact on its consolidated financial statements and disclosures.

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

Based on market quotations on or around December 31, 2017, the 2022 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 1.014, 1.001 and 1.028 per dollar at par value, respectively. At December 31, 2017, the 2024 Notes were trading on the NYSE for $25.62 per unit at par value. The par value at underwriting for the 2024 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $198.0 million, compared to the principal outstanding amount of $190.2 million as of December 31, 2017.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at December 31, 2017 and December 31, 2016:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
2021 Asset-Backed Notes	$49,199	$—	$49,199	$—
2022 Convertible Notes	236,470	—	236,470	—
2022 Notes	152,091	—	152,091	—
2024 Notes	188,061	—	188,061	—
SBA Debentures	198,038	—	—	198,038
Total	$823,859	$—	$625,821	$198,038

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Wells Facility	$5,016	$—	$—	$5,016
2021 Asset-Backed Notes	109,376	—	109,376	—
April 2019 Notes (2)	65,909	—	65,909	—
September 2019 Notes (2)	46,920	—	46,920	—
2024 Notes	256,919	—	256,919	—
SBA Debentures	202,364	—	—	202,364
Total	$686,504	$—	$479,124	$207,380

(1)	As of December 31, 2017, there were no borrowings outstanding on both the Well Facility and Union Facility.
(2)	The 2019 Notes were redeemed in full on February 24, 2017.

4. Borrowings

Outstanding Borrowings

At December 31, 2017 and December 31, 2016, the Company had the following available and outstanding borrowings:

	December 31, 2017			December 31, 2016
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,141	$190,200	$190,200	$187,501
2019 Notes (3)	—	—	—	110,364	110,364	108,818
2022 Notes	150,000	150,000	147,572	—	—	—
2024 Notes	183,510	183,510	179,001	252,873	252,873	245,490
2021 Asset-Backed Notes	49,153	49,153	48,650	109,205	109,205	107,972
2022 Convertible Notes	230,000	230,000	223,488	—	—	—
Wells Facility (4)	120,000	—	—	120,000	5,016	5,016
Union Bank Facility (4)	75,000	—	—	75,000	—	—
Total	$997,863	$802,863	$786,852	$857,642	$667,658	$654,797

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both December 31, 2017 and December 31, 2016, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2019 Notes were redeemed in full on February 24, 2017.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of December 31, 2017 and December 31, 2016 were as follows:

(in thousands)	December 31, 2017	December 31, 2016
SBA Debentures	$2,059	$2,699
2019 Notes (1)	—	1,546
2022 Notes	1,633	—
2024 Notes	4,591	7,482
2021 Asset-Backed Notes	503	1,233
2022 Convertible Notes	3,715	—
Wells Facility (2)	227	501
Union Bank Facility (2)	379	768
Total	$13,107	$14,229

(1)	The 2019 Notes were redeemed in full on February 24, 2017.
(2)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of December 31, 2017, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2017. As of December 31, 2017, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2017, the Company held investments in HT II in 34 companies with a fair value of approximately $90.3 million, accounting for approximately 5.8% of the Company’s total investment portfolio. HT II held approximately $111.8 million in assets and accounted for approximately 5.4% of the Company’s total assets prior to consolidation at December 31, 2017.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2017, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2017. As of December 31, 2017, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2017, the Company held investments in HT III in 48 companies with a fair value of approximately $229.1 million, accounting for approximately 14.9% of the Company’s total portfolio. HT III held approximately $284.0 million in assets and accounted for approximately 13.8% of the Company’s total assets prior to consolidation at December 31, 2017.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2017 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the year ended December 31, 2017 for HT II was approximately $41.2 million with an average interest rate of approximately 4.49%. The average amount of debentures outstanding for the year ended December 31, 2017 for HT III was approximately $149.0 million with an average interest rate of approximately 3.41%.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$6,969	$6,988	$6,969
Amortization of debt issuance cost (loan fees)	640	671	667
Total interest expense and fees	$7,609	$7,659	$7,636
Cash paid for interest expense	$6,942	$6,961	$6,942

In aggregate, at December 31, 2017, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At December 31, 2017, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2017 and 2016:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2017	December 31, 2016
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

In April and July 2012, the Company issued $84.5 million in aggregate principal amount of 7.00% notes due 2019 (the “April 2019 Notes”). In September and October 2012, the Company issued $85.9 million in aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes”). The April 2019 Notes and September 2019 Notes are together referred to as the “2019 Notes.”

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

The April 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGZ.”  The September 2019 Notes bore interest at a rate of 7.00% per year and traded on the NYSE under the trading symbol “HTGY.” For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$1,159	$7,725	$10,899
Amortization of debt issuance cost (loan fees)	1,546	639	2,167
Total interest expense and fees	$2,705	$8,364	$13,066
Cash paid for interest expense	$1,911	$7,726	$11,132

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% Notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to an Indenture, dated September 7, 2017 (the “2022 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.5 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discounts and commissions of approximately $975,000, were approximately $1.7 million.

The 2022 Notes mature on October 23, 2022, unless previously repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.625% per year payable semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018.

The 2022 Notes are unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated, or junior, in right of payment to the 2022 Notes. The 2022 Notes are not guaranteed by any of the Company’s current or future subsidiaries. The 2022 Notes rank pari passu, or equally, in right of payment with all of the Company’s existing and future liabilities that are not so subordinated, or junior. The 2022 Notes effectively rank subordinated, or junior, to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2022 Notes rank structurally subordinated, or junior, to all existing and future indebtedness (including trade payables) incurred by subsidiaries, financing vehicles or similar facilities of the Company.

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of December 31, 2017, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	December 31, 2017
Principal amount of debt	$150,000
Unamortized debt issuance cost	(1,633)
Original issue discount, net of accretion	(795)
Carrying value of 2022 Notes	$147,572

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$1,305	$—	$—
Amortization of debt issuance cost (loan fees)	49	—	—
Accretion of original issue discount	31	—	—
Total interest expense and fees	$1,385	$—	$—
Cash paid for interest expense	$—	$—	$—

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

The 2024 Notes Agent receives a commission from the Company equal to up to 2.00% of the gross sales of any 2024 Notes sold through the 2024 Notes Agent under the debt distribution agreement. The 2024 Notes Agent is not required to sell any specific principal amount of the 2024 Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the 2024 Notes. The 2024 Notes are expected to trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the 2024 Notes that is not reflected in the trading price.

During the year ended December 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. During the year ended December 31, 2016, the Company sold 317,125 notes for approximately $7.9 million in aggregate principal amount. As of December 31, 2017, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 24, 2017, the Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes. The Company redeemed this portion of the 2024 Notes on November 23, 2017. See “Note 14 – Subsequent Events.”

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2017, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of December 31, 2017 and December 31, 2016, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Principal amount of debt	$183,510	$252,873
Unamortized debt issuance cost	(4,591)	(7,482)
Original issue premium, net of amortization	82	99
Carrying value of 2024 Notes	$179,001	$245,490

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$15,610	$11,775	$6,437
Amortization of debt issuance cost (loan fees)	3,050	686	333
Amortization of original issue premium	(56)	3	—
Total interest expense and fees	$18,604	$12,464	$6,770
Cash paid for interest expense	$16,370	$10,873	$6,437

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

At December 31, 2017 and December 31, 2016, the 2021 Asset-Backed Notes had an outstanding principal balance of $49.2 million and $109.2 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$2,830	$4,366	$4,557
Amortization of debt issuance cost (loan fees)	731	1,071	902
Total interest expense and fees	$3,561	$5,437	$5,459
Cash paid for interest expense	$3,036	$4,396	$4,557

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $3.7 million and $8.3 million of restricted cash as of December 31, 2017 and December 31, 2016, respectively, funded through interest collections.

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

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$—	$352	$1,007
Amortization of debt issuance cost (loan fees)	—	44	131
Accretion of original issue discount	—	82	246
Total interest expense and fees	$—	$478	$1,384
Cash paid for interest expense	$—	$440	$1,057

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the year ended December 31, 2016.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2017, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.76%.

As of December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	December 31, 2017
Principal amount of debt	$230,000
Unamortized debt issuance cost	(3,715)
Original issue discount, net of accretion	(2,797)
Carrying value of 2022 Convertible Notes	$223,488

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$9,392	$—	$—
Amortization of debt issuance cost (loan fees)	781	—	—
Accretion of original issue discount	615	—	—
Total interest expense and fees	$10,788	$—	$—
Cash paid for interest expense	$5,199	$—	$—

The estimated effective interest of the debt component of the 2022 Convertible Notes, equal to the stated interest rate of 4.375% plus the accretion of the original issue discount, was approximately 4.76% for the year ended December 31, 2017. As of December 31, 2017, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of December 31, 2017and December 31, 2016, the Company has two available secured credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million. Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2017 and 2016, this non-use fee was approximately $604,000 and $483,000, respectively.

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

As of December 31, 2017, the minimum tangible net worth covenant has increased to $737.0 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total gross proceeds of approximately $100.4 million, the issuance of 7.3 million shares of common stock issued under an At-The-Market (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities (“JMP”) for gross proceeds of $95.0 million during the year ended December 31, 2016 and the issuance of 4.9 million shares of common stock issued under the Prior Equity Distribution Agreement and a new ATM equity distribution agreement in September 2017 (the “Equity Distribution Agreement”) with JMP for gross proceeds of $67.9 million during the year ended December 31, 2017. See “Note 6 – Stockholder’s Equity.”

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

The Company had aggregate draws of $8.5 million on the available facility during the year ended December 31, 2017 offset by repayments of $13.5 million. There were no borrowings outstanding on the facility as of December 31, 2017 and $5.0 million of borrowings outstanding on this facility at December 31, 2016.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$2	$539	$578
Amortization of debt issuance cost (loan fees)	324	492	361
Total interest expense and fees	$326	$1,031	$939
Cash paid for interest expense	$41	$577	$402

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. Although the Company did not incur any non-use fees under the Union Bank Facility prior to May 5, 2016, for the years ended December 31, 2017 and 2016, the Company incurred non-use fees under the Union Bank Facility and Prior Union Bank Facility of approximately $380,000 and $356,000, respectively.

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

As of December 31, 2017, the minimum tangible net worth covenant increased to $783.9 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million, the issuance of  7.3 million shares of common stock issued under the Prior Equity Distribution Agreement for net proceeds of $92.8 million during the year ended December 31, 2016, and the issuance of 4.9 million shares of common stock issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement for net proceeds of $66.9 million during the year ended December 31, 2017. See “Note 6 – Stockholder’s Equity.”

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

The Company did not make any draws or repayments on the available facility during the year ended December 31, 2017. The Company had aggregate draws of $90.0 million during the year ended December 31, 2016 offset by repayments of $90.0 million. At December 31, 2017 and 2016, there were no borrowings outstanding on the Union Bank Facility.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest expense	$—	$189	$—
Amortization of debt issuance cost (loan fees)	388	356	61
Total interest expense and fees	$388	$545	$61
Cash paid for interest expense	$80	$38	$—

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

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

During the year ended December 31, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Undistributed net investment income (distributions in excess of investment income)	$1,347	$1,644
Accumulated realized gains	6,916	5,034
Additional paid-in capital	(8,263)	(7,020)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2017 was ordinary income in the amount of $89.3 million and long-term capital gains in the amount of $13.2 million. The tax character of distributions paid for the year ended December 31, 2016 was ordinary income in the amount of $91.1 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $32.5 million and $24.7 million as of December 31, 2017 and 2016, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $119.7 million and $114.5 million as of December 31, 2017 and 2016, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $87.2 million and $89.8 million as December 31, 2017 and 2016, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $1.6 billion and $1.5 billion as of December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2017	2016
Accumulated Capital Gains	$(4,435)	$14,893
Other Temporary Differences	(563)	1,306
Undistributed Ordinary Income	23,010	19,283
Unrealized Depreciation	(85,631)	(87,275)
Components of Distributable Earnings	$(67,619)	$(51,793)

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

The Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for U.S. GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax taxed at normal corporate tax rates based on its taxable income.

For the year ended December 31, 2017, the Company paid approximately $1.1 million of income tax and had no accrued but unpaid income tax as of the balance sheet. For the year ended December 31, 2016, the Company paid approximately $184,000 of income tax and had approximately $652,000 of accrued but unpaid tax expense as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2014- 2016 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2013-2016 state tax years for the Company remain subject to examination by the state taxing authorities.

6. Stockholders’ Equity

On August 16, 2013, the Company entered into the Prior Equity Distribution Agreement with JMP. On March 7, 2016, the Company renewed the Prior Equity Distribution Agreement and on December 21, 2016, the Company further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

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

During the year ended December 31, 2017, the Company sold 4.9 million shares of common stock, of which 3.3 million shares and 1.6 million were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. During the year ended December 31, 2017, the Company received total accumulated net proceeds of approximately $66.9 million, including $962,000 of offering expenses, from these sales, of which $46.9 million, including offering expenses of $532,000, was received under the Prior Equity Distribution Agreement and $20.0 million, including offering expenses of $430,000, was received under the Equity Distribution Agreement, respectively. During the year ended December 31, 2016, the Company sold 7.3 million shares of common stock under the Prior Equity Distribution Agreement for total accumulated net proceeds of approximately $92.8 million, including $2.2 million of offering expenses.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2017, approximately 10.4 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 14 – Subsequent Events.”

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

 The Company has issued stock options for common stock subject to future issuance, of which 590,525 and 668,171 were outstanding at December 31, 2017 and December 31, 2016, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 12.0 million shares of common stock.

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan” and, together with the 2004 Plan, the “Plans”) for purposes of attracting and retaining the services of its Board of Directors. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan. In the future, we may adopt a Non-Employee Director Plan that, among other things, provides for the issuance of restricted stock to directors. Under the 2006 Plan, the Company is authorized to issue 1.0 million shares of common stock. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on October 10, 2007.

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

On December 29, 2016, the Company’s Board of Directors approved a further amendment and restatement of the 2004 Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of the Company’s common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of the Company’s common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of the Company’s common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue distribution equivalents in respect of the Company’s common stock underlying any restricted stock unit award payable in the form of cash or additional shares of the Company’s common stock to the extent, and in respect of, any vested restricted stock units.

In 2017, 2016, and 2015, the Company granted approximately 10,111, 555,547 and 676,340 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value of restricted stock awards granted under the 2006 and 2004 Plans during the years ended December 31, 2017, 2016, and 2015 were approximately $150,000, $6.7 million and $9.2 million. As of December 31, 2017, there was approximately $2.6 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.94 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for each of the three periods ended, December 31, 2017, 2016, and 2015:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2014	1,302,780	$13.23
Granted	676,340	$13.67
Vested	(816,484)	$13.26
Forfeited	(312,564)	$13.16
Unvested at December 31, 2015	850,072	$13.59
Granted	555,547	$12.02
Vested	(569,118)	$13.58
Forfeited	(36,943)	$12.70
Unvested at December 31, 2016	799,558	$12.54
Granted	10,111	$14.83
Vested	(511,749)	$12.69
Forfeited	(36,675)	$11.91
Unvested at December 31, 2017	261,245	$12.43

In 2017, the Company granted approximately 600,461 shares of restricted stock units pursuant to the amended 2004 Plan. The Company determined that the fair value of restricted stock units granted under the 2004 Plan during the years ended December 31, 2017 was approximately $13.0 million. As of December 31, 2017, there was approximately $5.3 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.07 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the year ended December 31, 2017:

	Unvested Restricted Stock Units
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	600,461	$14.21
Distribution Equivalent Unit Granted	54,674	$13.02
Vested	—	$—
Forfeited	(60,813)	$13.40
Unvested at December 31, 2017	594,322	$12.99

During the years ended December 31, 2017, 2016, and 2015 the Company expensed approximately $7.2 million, $7.0 million and $9.2 million of compensation expense related to restricted stock awards and restricted stock units, respectively.

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

The following table summarizes the common stock options activities under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2017, 2016, and 2015:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2014	695,672	$14.58
Granted	163,500	$12.68
Exercised	(36,331)	$10.81
Forfeited	(190,006)	$14.83
Expired	(10,664)	$13.21
Shares Outstanding at December 31, 2015	622,171	$14.25
Granted	230,000	$12.16
Exercised	(36,500)	$11.05
Forfeited	(82,895)	$13.41
Expired	(64,605)	$15.05
Shares Outstanding at December 31, 2016	668,171	$13.73
Granted	115,000	$14.24
Exercised	(29,921)	$11.31
Forfeited	(39,394)	$13.98
Expired	(123,331)	$15.36
Shares Outstanding at December 31, 2017	590,525	$13.60
Shares Expected to Vest at December 31, 2017	201,590	$13.60

The following table summarizes stock options outstanding and exercisable at December 31, 2017:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	330,941	5.49	$343,435	$12.22	180,351	4.92	$240,957	$11.90
$14.56 - $16.34	259,584	4.11	—	$15.35	208,584	3.61	—	$15.50
$9.25 - $16.34	590,525	4.88	$343,435	$13.60	388,935	4.22	$240,957	$13.83

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2017, options for approximately 388,935 shares were exercisable at a weighted average exercise price of approximately $13.83 per share with weighted average of remaining contractual term of 4.22 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2017, 2016, and 2015 was approximately $79,000, $837,000 and $57,000, respectively. During the years ended December 31, 2017, 2016, and 2015, approximately $73,000, $169,000 and $265,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2017, there was approximately $99,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.92 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.  The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2017, 2016, and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Expected Volatility	23.07%	23.73%	18.94%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	1.57% - 2.20%	0.87% - 1.98%	1.08% - 1.70%

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator
Net increase in net assets resulting from operations	$78,998	$68,703	$42,916
Less: Distributions declared-common and restricted shares	(103,087)	(92,333)	(87,438)
Undistributed earnings	(24,089)	(23,630)	(44,522)
Undistributed earnings-common shares	(24,089)	(23,630)	(44,522)
Add: Distributions declared-common shares	102,516	91,065	85,959
Numerator for basic and diluted change in net assets per common share	$78,427	$67,435	$41,437

Denominator
Basic weighted average common shares outstanding	82,519	73,753	69,479
Common shares issuable	121	22	184
Weighted average common shares outstanding assuming dilution	82,640	73,775	69,663

Change in net assets per common share
Basic	$0.95	$0.91	$0.60
Diluted	$0.95	$0.91	$0.59

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share.

Unvested common stock options and restricted stock units are also included in the denominator for the purpose of calculating diluted earnings per share. For the year ended December 31, 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there was no potential additional dilutive effect for the year ended December 31, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the year ended December 31, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 2.8 million shares of 2022 Convertible Notes, 46,831 shares of unvested common stock options, and no shares of unvested restricted stock units. For the years ended 2016 and 2015, the number of anti-dilutive shares related to unvested common stock options was 676,133 shares and 627,483 shares, respectively.

At December 31, 2017 and 2016, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Per share data(1):
Net asset value at beginning of period	$9.90	$9.94	$10.18
Net investment income	1.17	1.36	1.06
Net realized gain (loss) on investments	(0.32)	0.06	0.07
Net unrealized appreciation (depreciation) on investments	0.11	(0.49)	(0.51)
Total from investment operations	0.96	0.93	0.62
Net increase in net assets from capital share transactions(1)	0.26	0.18	0.26
Distributions of net investment income(6) (7)	(1.07)	(1.14)	(1.04)
Distributions of capital gains(6) (7)	(0.18)	(0.11)	(0.22)
Stock-based compensation expense included in investment income(2)	0.09	0.10	0.14
Net asset value at end of period	$9.96	$9.90	$9.94

Ratios and supplemental data:
Per share market value at end of period	$13.12	$14.11	$12.19
Total return(3)	1.47%	26.87%	(9.70%)
Shares outstanding at end of period	84,424	79,555	72,118
Weighted average number of common shares outstanding	82,519	73,753	69,479
Net assets at end of period	$840,967	$787,944	$717,134
Ratio of total expense to average net assets(4)	11.37%	11.25%	11.55%
Ratio of net investment income before investment gains and losses to average net assets(4)	11.61%	13.65%	10.15%
Portfolio turnover rate(5)	49.03%	36.22%	46.34%
Weighted average debt outstanding	$784,455	$635,365	$615,198
Weighted average debt per common share	$9.51	$8.61	$8.85

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

(3)

The total return for the years ended December 31, 2017, 2016 and 2015 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors.

(4)	All ratios are calculated based on weighted average net assets for the relevant period.
(5)

The portfolio turnover rate for the years ended December 31, 2017, 2016 and 2015 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period.

(6)	Includes distributions on unvested shares.
(7)

The Company reclassified $8.0 million and $15.3 million of distributions from net investment income into distributions from realized gains as of December 31, 2016 and 2015 respectively. See “Note 2 – Summary of Significant Accounting Policies.”

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2017 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At December 31, 2017, the Company had approximately $73.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $122.0 million of non-binding term sheets outstanding at December 31, 2017. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2017, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Myovant Sciences	$15,000
Chemocentryx, Inc.	10,000
Evernote Corporation	10,000
Proterra, Inc.	10,000
Verastem, Inc.	10,000
Impact Radius Holdings, Inc.	7,500
Wrike, Inc.	5,000
MDX Medical, Inc.	4,500
Lithium Technologies, Inc.	878
Achronix Semiconductor Corporation	726
Total	$73,604

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $1.8 million, $1.7 million and $1.7 million, during the years ended December 31, 2017, 2016, and 2015, respectively. The Company’s contractual obligations as of December 31, 2017 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$802,863	$149,153	$51,200	$494,250	$108,260
Operating Lease Obligations (4)	17,869	1,997	5,195	5,871	4,806
Total	$820,732	$151,150	$56,395	$500,121	$113,066

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $183.5 million of the 2024 Notes, $230.0 million of the 2022 Convertible Notes,  $49.2 million of the 2021 Asset-Backed Notes, and $150.0 million of the 2022 Notes. There are no outstanding borrowings on the Wells Facility or Union Facility as of December 31, 2017.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects announced redemption of a portion of the 2024 Notes in April 2018. See “Note 14 – Subsequent Events.”

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

11. Indemnification

The Company has entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the drug discovery & development, software, internet consumer & business services, media/content/info, sustainable and renewable technology, medical devices & equipment, drug delivery, healthcare services, specialty pharmaceuticals, information services, consumer & business products, surgical devices, semiconductors, electronics & computer hardware, communications & networking, biotechnology tools  and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the years ended December 31, 2017 and December 31, 2016, the Company’s ten largest portfolio companies represented approximately 34.6% and 34.0% of the total fair value of the Company’s investments in portfolio companies, respectively. At both December 31, 2017 and December 31, 2016, the Company had seven that represented 5% or more of the Company’s net assets. At December 31, 2017, the Company had nine equity investments representing approximately 67.1% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2016, the Company had seven equity investments which represented approximately 54.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2017. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$46,365	$48,452	$45,865	$50,198
Net investment income	22,678	25,275	23,973	24,518
Net increase (decrease) in net assets resulting from operations	(5,588)	33,149	33,072	18,365
Change in net assets resulting from operations per common share (basic)	$(0.07)	$0.40	$0.40	$0.22

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$38,939	$43,538	$45,102	$47,472
Net investment income	20,097	23,354	23,776	33,117
Net increase in net assets resulting from operations	14,295	9,475	30,812	14,121
Change in net assets resulting from operations per common share (basic)	$0.20	$0.13	$0.41	$0.18

14. Subsequent Events

Distribution Declaration

On February 14, 2018 the Company’s Board of Directors declared a cash distribution of $0.31 per share to be paid on March 12, 2018 to shareholders of record as of March 5, 2018. This distribution represents the Company’s fiftieth consecutive distribution since the Company’s initial public offering, bringing the total cumulative distribution to date to $14.02 per share.

Restricted Stock Unit Grants

In January 2018, the Company granted 746,684 restricted stock units pursuant to the amended 2004 Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2017 and as of February 16, 2018, the Company sold 478,000 shares of common stock for total accumulated net proceeds of approximately $6.2 million, including $56,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of February 16, 2018 approximately 9.9 million shares remain available for issuance and sale under the equity distribution agreement.

Redemption of 2024 Notes

On February 9, 2018, the Company’s Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes, and notice for such redemption has been provided. The Company has publicly announced its intention to redeem this portion of the 2024 Notes on April 2, 2018.

Portfolio Company Developments

As of February 16, 2018, the Company held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2017, the Company’s portfolio companies announced or completed the following events:

1.

In September 2017, the Company’s portfolio company Inotek Pharmaceuticals Corporation announced they had entered into a definitive merger agreement with Rocket Pharmaceuticals Ltd. The deal was completed on January 4, 2018.  The combined company will be named Rocket Pharmaceuticals, Inc. and is now listed on the NASDAQ Global Market under the symbol “RCKT” and began trading on January 5, 2018.

2.

In October 2017, the Company’s portfolio company Neothetics, Inc. announced they have entered into a definitive agreement under which privately-held Evofem Biosciences will merge with a wholly-owned subsidiary of Neothetics in an all-stock transaction. In January 2018, Evofem Biosciences completed the reverse merger acquisition of Neothetics and its stock began trading on the NASDAQ Capital Market under the ticker symbol “EVFM.”

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

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2017

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

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2018 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2018 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2018 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2018 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of Hercules Capital, Inc. (formerly Hercules Technology Growth Capital, Inc.; the “Company” or the “Registrant”) are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2017 and December 31, 2016	117
	Consolidated Statements of Operations for the three years ended December 31, 2017	119
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2017	120
	Consolidated Statements of Cash Flows for the three years ended December 31, 2017	121
	Consolidated Schedule of Investments as of December 31, 2017	122
	Consolidated Schedule of Investments as of December 31, 2016	137
	Notes to Consolidated Financial Statements	152

2.	The following financial statement schedule is filed herewith:
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2017	194

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2017

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	December 31,
		Credited to	Realized	2016	Gross	Gross	Appreciation/	2017
Portfolio Company	Investment(1)	Income(2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.(5)	Senior Debt	$144	$(486)	$1,304	$74	$(1,378)	$—	$—
	Common Stock	—	—	3,396	—	(900)	(2,254)	242
HercGamma, Inc.(6)	Common Stock	—	(487)	—	1,169	(1,169)	—	—
Total Majority Owned Control Investments		$144	$(973)	$4,700	$1,243	$(3,447)	$(2,254)	$242
Other Control Investments
SkyCross, Inc.(5)	Senior Debt	$—	$(15,058)	$—	$—	$(16,900)	$16,900	$—
	Preferred Warrants	—	(394)	—	—	(394)	394	—
Tectura Corporation(5)	Senior Debt	1,827	—	—	20,538	(240)	(1,079)	19,219
	Preferred Warrants	—	(51)	—	51	(102)	51	—
Second Time Around (Simplify Holdings, LLC) (8)	Senior Debt	—	—	—	1,781	(1,921)	140	—
Total Other Control Investments		$1,827	$(15,503)	$—	$22,370	$(19,557)	$16,406	$19,219
Total Control Investments		$1,971	$(16,476)	$4,700	$23,613	$(23,004)	$14,152	$19,461

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Stock	$—	$—	$4,529	$173	$—	$1,503	$6,205
	Preferred Warrants	—	—	170	—	—	(84)	86
Stion Corporation	Senior Debt	2	—	333	—	(333)	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)(7)	Senior Debt	799	—	—	14,698	(1,094)	—	13,604
	Common Stock	—	—	—	61,502	—	(50,102)	11,400
Total Affiliate Investments		$801	$—	$5,032	$76,373	$(1,427)	$(48,683)	$31,295
Total Control and Affiliate Investments		$2,772	$(16,476)	$9,732	$99,986	$(24,431)	$(34,531)	$50,756

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2017

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Communications & Networking	Common Stock			100	$3,100	$242
Total Majority Owned Control Investments (0.03%)*						3,100	242
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,298	20,298	19,219
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$11,015	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
Total Tectura Corporation						20,538	19,219
Second Time Around (Simplify Holdings, LLC)	Consumer & Business Products	Senior Secured Debt	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 4.75% Exit Fee	1,746	1,781	—
Total Other Control Investments (2.29%)*						22,319	19,219
Total Control Investments (2.31%)*						$25,419	$19,461

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			6,185,567	$3,000	$402
	Medical Devices & Equipment	Preferred Series C Equity			1,927,309	655	114
	Medical Devices & Equipment	Preferred Series D Equity			55,103,923	5,257	4,232
	Medical Devices & Equipment	Preferred Series E Equity			15,638,888	1,307	1,457
	Medical Devices & Equipment	Preferred Series D Warrants			10,535,275	1,252	86
Total Optiscan BioMedical, Corp.						11,471	6,291
Stion Corporation	Sustainable & Renewable Energy Technology	Preferred Series Seed Warrants			2,154	1,378	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable & Renewable Energy Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$15,000	13,604	13,604
	Sustainable & Renewable Energy Technology	Common Stock			288	61,502	11,400
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						75,106	25,004
Total Affiliate Investments (3.72%)*						$87,955	$31,295
Total Control and Affiliate Investments (6.04%)*						$113,374	$50,756

*   Value as a percent of net assets

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(3)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 6, 2015.(43)

3(e)	Articles of Amendment, dated February 25, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (60)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

4(r)	Form of 6.25% Note due 2024, dated May 2, 2016 (Additional July 2024 Note).(52)

4(s)	Form of 6.25% Note due 2024, June 27, 2016 (Additional July 2024 Note).(53)

4(t)	Form of 6.25% Note due 2024, July 5, 2016 (Additional July 2024 Note).(54)

4(u)	Form of 6.25% Note due 2024, October 11, 2016 (Additional July 2024 Note).(56)

4(v)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank, National Association, as Trustee.(57)

Exhibit Number	Description

4(w)	Form of 4.375% Convertible Note Due 2022 (included as part of Exhibit 4(v)).(57)

4(x)	Statement of Eligibility of Trustee on Form T-1.(62)

4(y)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank, National Association.(63)

4(z)	Form of 4.625% Note due 2022, dated October 23, 2017 (included as part of Exhibit 4(y)).(63)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

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

Exhibit Number	Description
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

10(jjj)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(51)

Exhibit Number	Description
10(kkk)

First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(55)

10(lll)	Form of Performance Restricted Stock Unit Award Agreement.(10)

10(mmm)

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2017, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(61)

10(nnn)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Manual Henriquez.(64)

10(ooo)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Mark Harris.(64)

10(ppp)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(64)

10(qqq)

Asset Purchase Agreement, dated as of November 1, 2017 by and between Ares Capital Corporation, a Maryland corporation and, together with each Seller Designee permitted pursuant to the Agreement, and Bearcub Acquisitions LLC, a Delaware limited liability company.(65)

10(rrr)	Separation Agreement, dated as of November 2, 2017, by and between Hercules Capital, Inc. and Mark Harris.(8)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

14.1*	Code of Ethics.
14.2	Code of Business Conduct and Ethics.(46)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 3, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 4, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.

(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 19, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 20, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.
(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(52)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(53)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(54)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(55)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(56)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(57)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(58)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.

(59)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(60)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 25, 2015.
(61)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(62)	Previously filed as part of the Pre-Effective Amendment No. 2, as filed on September 5, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(63)	Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(64)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(65)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 22, 2018	By:	/S/ Manuel A. Henriquez
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 22, 2018.

Signature	Title	Date

/S/ Manuel A. Henriquez	Chairman of the Board, President and Chief	February 22, 2018
Manuel A. Henriquez	Executive Officer (Principal Executive Officer)

/S/ Gerard R. Waldt, Jr.	Interim Chief Accounting Officer	February 22, 2018
Gerard R. Waldt, Jr.

/S/ Robert P. Badavas	Director	February 22, 2018
Robert P. Badavas

/S/ Thomas Fallon	Director	February 22, 2018
Thomas Fallon

/S/ Joseph F. Hoffman	Director	February 22, 2018
Joseph F. Hoffman

/S/ Brad Koenig	Director	February 22, 2018
Brad Koenig

/S/ Jorge Titinger	Director	February 22, 2018
Jorge Titinger

/S/ Doreen Woo Ho	Director	February 22, 2018
Doreen Woo Ho

/S/ Allyn C. Woodward, Jr.	Director	February 22, 2018
Allyn C. Woodward, Jr.