Form 10-K/A
period 2017-12-31
Hercules Capital, Inc.
filed 2018-04-30
CIK 1280784

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

On April 30, 2018, there were 85,899,098 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Not applicable.

HERCULES CAPITAL, INC.

FORM 10-K/A

ANNUAL REPORT

Explanatory Note

Hercules Capital, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2017 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in the Form 10-K.

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

Name	Age	Positions
Interested Director:
Manuel A. Henriquez(1)	54	Chairman of the Board of Directors, President and Chief Executive Officer
Independent Directors:
Robert P. Badavas	65	Director
Allyn C. Woodward, Jr.	77	Director
Thomas J. Fallon	56	Director
Joseph F. Hoffman	69	Director
Doreen Woo Ho	70	Director
Brad Koenig	59	Director
Jorge Titinger	57	Director

Executive Officers:
Scott Bluestein	39	Chief Investment Officer
Melanie Grace	49	General Counsel, Chief Compliance Officer and Secretary
Gerard R. Waldt, Jr.	33	Interim Chief Accounting Officer
David Lund	64	Interim Chief Financial Officer

(1)	Mr. Henriquez is an interested person, as defined in section 2(a)(19) of the 1940 Act, of the Company due to his position as an executive officer of the Company.

Set forth below is information, as of April 30, 2018, regarding Messrs. Fallon and Koenig, who are being nominated for election as director of Hercules by our stockholders at the 2018 annual meeting, as well as information about our other current directors whose terms of office will continue after the annual meeting, including each director’s (i) name and age; (ii) a brief description of their recent business experience, including present occupations and employment during at least the past five years; (iii) directorships, if any, that each director holds and has held during the past five years; and (iv) the year in which each person became a director of the Company. As the information that follows indicates, each nominee and each continuing director brings strong and unique experience, qualifications, attributes, and skills to our board. This provides our board, collectively, with competence, experience, and perspective in a variety of areas, including: (i) corporate governance and board service; (ii) executive management, finance, and accounting; (iii) venture capital financing with a technology-related focus; (iv) business acumen; and (v) an ability to exercise sound judgment.

Moreover, the nominating and corporate governance committee believes that it is important to seek broad diversity of experience, professions, skills, geographic representation and backgrounds. The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities. Our board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for board membership.

Name, Address, and Age(1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During the past 5 years(2)
Independent Directors

Robert P. Badavas (65)	Director	Class I Director since 2006	Retired. Chairman and Chief Executive Officer of PlumChoice, provider of remote technical services and support, from 2011-2016.	Constant Contract, Inc., an online marketing company, from 2007-2016.

Jorge Titinger (57)	Director	Class I Director Since 2017	President and Founder of Titinger Consulting, a private consulting and advisory service provider, since 2016, and President and Chief Executive Officer of Silicon Graphics International, a leader in high-performance computing, from 2012-2016, which was acquired by Hewlett Packard Enterprise in 2016.	Xcerra, supplies products and services to the semiconductor and electronics manufacturing industry, since 2012, and CalAmp, a pure-play pioneer in the connected vehicle and broader Industrial Internet of Things marketplace, since 2015.

Thomas J. Fallon (56)	Director Nominee	Class II Director since 2014	Chief Executive Officer of Infinera Corporation, manufacturer of high capacity optical transmission equipment, since 2010.	Infinera Corporation since 2014.

Brad Koenig (59)	Director Nominee	Class II Director since 2017	Founder and Chief Executive Officer of FoodyDirect.com, an online marketplace that features foods from the top restaurants, bakeries and artisan purveyors around the country, since 2011. Head of Global Technology Investment Banking at Goldman Sachs, from 2011-2015.	GSV Capital Corporation, from 2015-2017.

Allyn C. Woodward, Jr. (77)	Director	Class II Director since 2004	Retired. Vice Chairman and Director of Adams Harkness Financial Group, an institutional investment bank, from 2001-2006.	None.

Joseph F. Hoffman (69)	Director	Class III Director since 2015	Retired. SEC Reviewing Partner and Silicon Valley Professional for KPMG from 1998-2009.	None.

Doreen Woo Ho (70)	Director	Class III Director since 2016	Commissioner of the San Francisco Port Commission since May, 2011 and served as President from 2012 to 2014.	U.S Bank since 2012.

Interested Director

Manuel A. Henriquez (54)(3)	Director Chief Executive Officer and Chairman of the Board of Directors	Class III Director since 2004	Hercules Capital, Inc. since 2004.	None.

(1)	The address for each officer and director is c/o Hercules Capital, Inc., 400 Hamilton Avenue., Suite 310, Palo Alto, California 94301.
(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.
(3)	Mr. Henriquez is an interested director due to his position as an officer of the Company.

Directors

Interested Directors

Mr. Henriquez is an “interested director” because he is our Chairman and Chief Executive Officer.

Manuel A. Henriquez	Board Committee:	Independent:
	N/A	No

Mr. Henriquez, 54, is a co-founder of Hercules and has been our Chairman and Chief Executive Officer since 2004 and our President (since 2005) and his term expires in 2019.

Business Experience:	• Partner, VantagePoint Venture Partners, a $2.5 billion multi-stage technology venture fund (2000-2003)
• President and Chief Investment Officer, Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company (1999-2000)
• Managing Director, Comdisco Ventures (1997-1999)
• Senior Member, Investment Team, Comdisco Ventures (1997-2000)

Non-Profit Leadership:	• Northeastern University, a global, experiential research university; • Member of the Northeastern Corporation (since 2011)
• Member of the Academic Affairs and Student Experience Committee (since 2012) • Member of the President West Coast Counsel (since 2012)

•  Lucile Packard Foundation for Children’s Health, an independent public charity, devoted exclusively to elevating the priority of children’s health and increasing the quality and accessibility of children’s healthcare through leadership and direct investment:

•   Vice Chairman of the Board of Directors

•   Chairman of the Compensation Committee

•   Chairman of the Executive Search Committee

•   Member of the Executive Committee

•  Children’s Health Council, which specializes in working with children with ADHD, learning differences, anxiety, depression, autism spectrum disorders and teen mental health therapy:

•   Corporate Treasurer

•   Chairman of the Finance Committee

•   Chairman of the Investment Committee

•   Member of the Executive Committee

Prior Non-Profit Leadership:

•  Board Member, Charles Armstrong School, an independent, non-profit, co-educational lower- and middle-day school specializing in teaching students with language-based learning differences, such as dyslexia

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

•  Governance—extensive experience as an executive and director of private and public companies with governance matters

•  Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

•  Mergers and Acquisitions—experience with public and/or private company M&A both in identifying targets and evaluating potential targets, as well as post-acquisition integration activities

Independent Directors

The following directors are “independent” under the New York Stock Exchange (the “NYSE”) rules and each of the following directors is not an “interested person” as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”).

Robert P. Badavas	Board Committee:	Independent:
	• Audit	Yes–Lead Director

Mr. Badavas, 65, retired in August, 2016 as Chairman and Chief Executive Officer of PlumChoice, a venture-backed technology, software and services company (since December 2011). He has served as a director on our Board since March 2006 and his term expires in 2020.

Business Experience:	• President, Petros Ventures, Inc., a management and advisory services firm (2009-2011 and 2016-present)
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
• Arivana, Inc; a telecommunications infrastructure company—publicly traded until its acquisition by SAC Capital
• RSA Security; an IT security company—publicly traded until its acquisition by EMC
• On Technology; an IT software infrastructure company—publicly traded until its acquisition by Symantec
• Renaissance Worldwide; an IT services and solutions company—publicly traded until its acquisition by Aquent

Other Experience:	• Vice-Chairman, Board of Trustees. Bentley University (since 2005)
• Board of Trustees Executive Committee and Corporate Treasurer, Hellenic College/Holy Cross School of Theology (since 2002)
• Chairman Emeritus, The Learning Center for the Deaf (1995-2005)
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

•  Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

•  Mergers and Acquisitions—experience with public and/or private company M&A both in identifying targets and evaluating potential targets, as well as post-acquisition integration activities

Thomas J. Fallon	Board Committee:	Independent:
	• Nominating	Yes

Mr. Fallon, 56, currently serves as Chief Executive Officer of Infinera Corporation (since 2010) and a member of Infinera’s board of directors (since 2009). He has served as a director on our Board since July 2014 and his term expires in 2018.

Infinera Corporation Business Experience:	• President and Chief Executive Officer, Infinera Corporation (2010-Current)
• Chief Operating Officer, Infinera Corporation (2006-2009)
• Vice President of Engineering and Operations, Infinera Corporation (2004-2006)

Other Business Experience:	• Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc. (2003-2004)
• General Manager of Cisco Systems’ Optical Transport Business Unit, VP Operations, VP Supply, various executive positions (1991-2003)

Prior Directorships:	• Piccaro, a leading provider of solutions to measure greenhouse gas concentrations, trace gases and stable isotopes (2010-2016)

Other Experience:	• Member, Engineering Advisory Board of the University of Texas at Austin
• Member, President’s Development Board University of Texas

Education:	• Bachelor’s degree in Mechanical Engineering from the University of Texas at Austin
• Master’s degree in Business Administration from the University of Texas at Austin

Skills/ Qualifications:	In particular, Mr. Fallon’s key areas of skill/qualifications include, but are not limited to:
• Client Industries—significant experience in venture capital and technology
• Leadership/Strategy—extensive experience as a director and executive in both public and private companies

•  Governance—experienced in both corporate governance and executive compensation for both public and private companies

•  Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

•  Mergers and Acquisitions—experience with public and/or private company M&A both in identifying targets and evaluating potential targets, as well as post-acquisition integration activities

Joseph F. Hoffman	Board Committee:	Independent:
	• Audit, Chair	Yes
• Nominating

Mr. Hoffman, 69, is retired from KPMG LLP after 26 years as a partner and senior executive with that firm. He has served as a director on our Board since April 2015 and his term expires in 2019.

Business Experience:	• SEC Reviewing Partner and Silicon Valley Professional Practice Partner, KPMG LLP (1998-2009)
• Audit Partner and Business Unit Partner in Charge, KPMG LLP (1983-1998)

Private Directorships:	• LiveOps, Inc., a call center services company (since 2013)
• KPMG LLP, an audit, tax, and advisory professional services firm. (2005-2009)

Audit Committees:	• LiveOps, Inc. (since 2013)
• KPMG LLP (2005-2009)
• Willamette University (since 2014)

Non-Profit Leadership:	• Board of Trustees, Willamette University (since 2011)

Memberships:	• California Society of Certified Public Accountants
• National Association of Corporate Directors
• American College of Corporate Directors
• Association of Governing Boards of Universities and Colleges

Education:	• Bachelor’s degree in Mathematics and Economics, Willamette University
• Master’s degree in Business Administration, Stanford Graduate School of Business
• Certified public accountant, State of California

Skills/ Qualifications:	In particular, Mr. Hoffman’s key areas of skill/qualifications include, but are not limited to:
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

•  Banking/Financial Services—experience with banking, mutual funds, or other financial services industries, including regulatory experience and specific knowledge of the Securities Act of 1933, as amended

•  Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

Allyn C. Woodward, Jr.	Board Committee:	Independent:
	• Audit	Yes
• Compensation

Mr. Woodward, 77, has extensive experience and qualifications in banking and financial services. He has served as a director on our Board since February 2004 and his term expires in 2018.

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

Doreen Woo Ho	Board Committee:	Independent:
	• Nominating, Chair	Yes
• Compensation

Ms. Woo Ho, 70, is a retired senior executive who has held top management roles at some of the largest commercial banks in America, including Wells Fargo Bank, Citibank and United Commercial Bank. She has served as a director on our Board since October 2016 and her term expires in 2019.

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
• Wells Fargo Bank Management Committee member (1999-2008)

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

•    Governance—gained extensive experience as CEO of a banking institution in corporate governance and executive management

•    Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

Brad Koenig	Board Committee:	Independent:
	• Audit	Yes
• Nominating

Mr. Koenig, 59, currently serves as Founder and CEO of FoodyDirect.com, (since 2011), an online marketplace that features foods from the top restaurants, bakeries and artisan purveyors around the country. He has served as a director on our Board since October 2017, and his term expires in 2018.

Business Experience:	• Head of Global Technology Investment Banking at Goldman Sachs, a leading global investment banking, securities and investment management firm (1990-2005).
• Co-Head of Global Technology, Media and Telecommunications at Goldman Sachs (2002-2005)

Private Directorships:	• Theragenics Corporation, medical device company serving the surgical products and prostate cancer treatment markets

•    NGP/VAN Software, the leading technology provider to Democratic and progressive campaigns and organizations, offering clients an integrated platform of the best fundraising, compliance, field, organizing, digital, and social networking products

Prior Directorships:	• GSV Capital Corporation (2015-2017)

Other Experience:	• Adviser to Oak Hill Capital Management, a private equity firm • Dartmouth President’s Leadership Council • Chair, Dartmouth Athletic Advisory Board

Education:	• Bachelor’s degree in Economics from Dartmouth College
• Master’s degree from Harvard Business School

Skills/ Qualifications:	In particular, Mr. Koenig’s key areas of skill/qualifications include, but are not limited to:
• Client Industries—significant experience in venture capital and technology
• Leadership/Strategy—extensive experience as a director and executive in both public and private companies
• Finance, IT and Other Business Processes—extensive experience as a manager and CEO related to finance, accounting, IT, treasury, human resources, or other key business processes

•    Banking/Financial Services—experience with banking, mutual funds, or other financial services industries, including regulatory experience and specific knowledge of the Securities Act of 1933, as amended

•    Mergers and Acquisitions—experience with public and/or private company M&A both in identifying targets and evaluating potential targets, as well as post-acquisition integration activities

Jorge Titinger	Board Committee:	Independent:
	• Compensation, Chair	Yes

Mr. Titinger, 57, currently serves as Principal and Founder of Titinger Consulting (since 2016), a private consulting and advisory service provider focusing on strategy development and execution, board governance, operational transformations, and culture changes. He has served as a director on our Board since December 2017 and his term expires in 2020.

Business Experience:	• President and Chief Executive Officer of Silicon Graphics International, leader in high performance computing (2012-2016)
• President and Chief Executive Officer of Verigy, Inc., provider of advanced automated test systems and solutions to the semiconductor industry (2008-2011)

•    Senior Vice President and General Manager, Product Business Groups of FormFactor, Inc., the leading provider of essential test and measurement technologies along the full IC life cycle – from characterization, modeling, reliability, and design de-bug, to qualification and production test (2007-2008)

• Senior Vice President, Global Operations & Corporate Support Groups of KLA-Tencor Corporation, a provider of process control and yield management solutions (2002 – 2007)

•    Vice President, Global Operations, Silicon Business Sector (SBS) Products of Applied Materials, Inc., a leader in materials engineering solutions used to produce virtually every new chip and advanced display in the world (1998 – 2002)

• President and Chief Operating Officer of Insync Systems, Inc., a gas delivery systems manufacturer (1995-1998)
• Vice President, Operations/Co-Founder of NeTpower, Inc., a high-performance computer workstations and servers manufacturer (1992-1995)
• Director, Manufacturing Engineering of MIPS Computer Systems, Inc./Silicon Graphics, Inc., a Graphics Computing Company (1989-1992)
• Test Engineering Manager, Networked Computers Manufacturing Operations of Hewlett-Packard Company, a Graphics Computing Company (1985-1989)

Public Directorships:	• Xcerra, parent company of four brands that have been supplying innovative products and services to the semiconductor and electronics manufacturing industry

•    CalAmp, a pure-play pioneer in the connected vehicle and broader Industrial Internet of Things marketplace with its extensive portfolio of intelligent communications devices, robust and capable cloud platform, and targeted software applications.

Private Directorships:	• Transtech Glass Investment Ltd., a specialty glass company for the transportation market.

Prior Directorships:	• Semiconductor Equipment & Material International (Semi), North America, global industry association serving the manufacturing supply chain for the micro- and nano-electronics industries
• Silicon Graphics International
• Verigy, Inc.
• Electroglas, Inc., provides advanced wafer probers, device handlers, test floor management software and services
• Thermawave acquired and integrated into Kla-Tencor Corporation

Other Experience:	• Board Member, Unidad de Negocios Transaccionales (Grupo El Comercio)
• Chairman of the Board, Hispanic Foundation of Silicon Valley (HFSV)

• Board Member, Information Technology & Audit Committees, Stanford Children’s Hospital
• Advisory Board Member, Hispanic IT Executive Council (HITEC), Silicon Valley Education Foundation

Education:	• Bachelor’s degree in Electrical Engineering from Stanford University
• Master’s degree in Electrical Engineering and Engineering Management and Business from Stanford University

Skills/ Qualifications:	In particular, Mr. Titinger’s key areas of skill/qualifications include, but are not limited to:
• Client Industries—significant experience in venture capital and technology
• Leadership/Strategy—extensive experience as a director and executive in both public and private companies
• Finance, IT and Other Business Processes—extensive experience as a manager and CEO related to finance, accounting, IT, treasury, human resources, or other key business processes
• Enterprise Risk Management—experience in managing enterprise risk as CEO

•  Governance—experienced in both corporate governance and executive compensation for both public and private companies

•  Strategic Planning—experience with senior executive level strategic planning for publicly-traded companies, private companies and/or non-profit companies

•  Mergers and Acquisitions—experience with public and/or private company M&A both in identifying targets and evaluating potential targets, as well as post-acquisition integration activities

Information about Executive Officers who are not Directors

The following information, as of April 30, 2018, pertains to our executive officers who are not directors of the Company.

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

The following information outlines the name and age of our executive officers and his or her principal occupation with the Company, followed by the biographical information of each of such executive officer:

Name	Age	Principal Occupation
Manuel A. Henriquez	54	Chairman and Chief Executive Officer
Scott Bluestein	39	Chief Investment Officer
Melanie Grace	49	General Counsel, Chief Compliance Officer and Secretary
Gerard R. Waldt, Jr.	33	Interim Chief Accounting Officer
David Lund	64	Interim Chief Financial Officer

Executive Biographies

Mr. Manuel A. Henriquez’ biography can be found under “Directors” above.

Scott Bluestein joined us in 2010 as Chief Credit Officer. He was promoted to Chief Investment Officer in 2014. Mr. Bluestein is responsible for managing the investment teams and investments made by the Company.

Business Experience:	• Founder and Partner, Century Tree Capital Management (2009-2010)
• Managing Director, Laurus-Valens Capital Management, an investment firm specializing in financing small and microcap growth-oriented businesses through debt and equity securities (2003-2009)
• Member of Financial Institutions Coverage Group focused on Financial Technology, UBS Investment Bank (2000-2003)

Education/ Other:	• Bachelor’s in Business Administration from Emory University

Melanie Grace joined us in 2015 as General Counsel, Chief Compliance Officer and Secretary. She has over 19 years of experience representing public and private companies in securities, compliance and transactional matters. Ms. Grace oversees the legal and compliance function for the Company and serves as secretary for the Company and select subsidiaries.

Business Experience:	• Chief Legal Officer and Corporate Secretary, WHV Investments, Inc. where she also served as interim Chief Compliance Officer (2011-2015)
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
• Registered In-House Counsel, New York
• Designated Investment Adviser Certified Compliance Professional®

Gerard R. Waldt, Jr. joined us in 2016 as Assistant Controller and in 2017 became Corporate Controller and Interim Chief Accounting Officer. He is responsible for the financial and regulatory reporting, financial planning and analysis, and financial systems design and implementation.

Business Experience

•    Senior Manager in the Financial Services practice of Ernst & Young, McLean, VA where he developed extensive experience providing audit and advisory services to both publicly-traded and private institutions (2009-2016)

Education/ Other:	• Bachelor of Business Administration—Accounting from James Madison University
• Active Certified Public Accountant in Maryland

David Lund joined us in 2017 as Interim Chief Financial Officer. Mr. Lund has over 30 years of experience in finance and accounting serving companies in the technology sector. Mr. Lund oversees the financial and accounting functions of the Company.

Business Experience:	• Partner, Ravix Group Inc. (since 2016)
• Chief Financial Officer and Consultant, White Oak Global Advisors LLC (2011-2015)
• Chief Financial Officer, Hercules Capital, Inc. (2005-2011)
• Corporate Controller, Rainmaker Systems, Inc. (2005-2005)
• Corporate Controller, Centillium Communications, Inc. (2003-2005)
• Chief Financial Officer and Consultant, APT Technologies, Inc. (2002-2003)
• Chief Financial Officer and Vice President, Scion Photonics, Inc. (2001-2002)
• Vice President and Senior Corporate Controller, Urban Media Communications (2000-2001)
• Vice President and Corporate Controller, InterTrust Technologies Corporation (1996-2000)
• Senior Manager, Murdock & Associates Inc. (1996-1996)
• Audit Senior Manager, Ernst & Young (1987-1996)
• Audit Manager, Grant Thornton, LLP (1983-1987)

Education/ Other:	• Bachelor’s in Business Administration with an emphasis in Accounting from San Jose State University
• Bachelor’s in Business Administration with an emphasis in Marketing from California State University, Chico

CORPORATE GOVERNANCE

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance (“NCG”) Committee. A brief description of each committee is included in herein and the charters of the Audit, Compensation, and NCG Committees are available on the Governance Documents section of our website at http://investor.htgc.com/governance-documents.

As of the date of this Amendment, the members of each of our Board Committees are as follows (the names of the respective committee chairperson are bolded and noted with a “C”):

Audit	Compensation	Nominating and Governance
Joseph Hoffman—C Robert Badavas Brad Koenig Allyn C. Woodward, Jr.	Jorge Titinger—C Allyn C. Woodward, Jr. Doreen Woo Ho	Doreen Woo Ho -C Thomas Fallon Joseph Hoffman Brad Koenig

Each of our directors who sits on a committee satisfies the independence requirements for purposes of the rules promulgated by the NYSE and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Mr. Hoffman and Badavas and Koenig, Chairman and members of the Audit Committee, respectively, are each an “audit committee financial expert” as defined by applicable SEC rules.

Committee Governance

Each committee is governed by a charter that is approved by the Board, which sets forth each committee’s purpose and responsibilities. The Board reviews the committees’ charters, and each committee reviews its own charter, on at least an annual basis, to assess the charters’ content and sufficiency, with final approval of any proposed changes required by the full Board.

Committee Responsibilities and Meetings

The key oversight responsibilities of the Board’s committees, and the number of meetings held by each committee during 2017, are as follows:

Audit Committee	Number of meetings held in 2017:4

•	Overseeing the accounting and financial reporting processes and the integrity of the financial statements.

•	Establishing procedures for complaints relating to accounting, internal accounting controls or auditing matters.

•	Examining the independence qualifications of our auditors.

•	Assisting our Board’s oversight of our compliance with legal and regulatory requirements and enterprise risk management.

•	Assisting our Board in fulfilling its oversight responsibilities related to the systems of internal controls and disclosure controls which management has established regarding finance, accounting, and regulatory compliance.

•	Reviewing and recommending to the Board the valuation of the Company’s portfolio.

Compensation Committee	Number of meetings held in 2017: 8

•	Oversees our overall compensation strategies, plans, policies and programs.

•	The approval of director and executive compensation.

•	The assessment of compensation-related risks.

Nominating and Corporate Governance Committee	Number of meetings held in 2017: 3

•	Discharging our Board’s responsibilities related to general corporate governance practices, including developing, reviewing and recommending to our Board a set of principles to be adopted as the Company’s Corporate Governance Guidelines.

•	Conducting an annual performance evaluation of our Board, its committees, and its members.

•	Reviewing board composition, size, and refreshment and identifying and recommending to our Board qualified director candidates.

•	Overseeing succession planning for CEO and NEOs of the Company.

•	Criteria considered by the NCG Committee in evaluating qualifications of individuals for election as members of the Board consist of the independence and other applicable NYSE corporate governance requirements; the 1940 Act and all other applicable laws, rules, regulations and listing standards; and the criteria, polices and principles set forth in the NCG Committee charter.

•	Considers nominees properly recommended by a stockholder. Nominations for directors may be made by stockholders if notice is timely given and if the notice contains the information required in our Bylaws. Proposals must comply with the other requirements contained in our Bylaws, including supporting documentation and other information.

•	The NCG Committee regularly considers the composition of our Board to ensure there is a proper combination of skills and viewpoints. In 2017, the NCG Committee conducted a search to identify new director nominee candidates who would enhance the mix of leadership skills and qualifications on our Board. On October 25, 2017, the Board increased its size to eight directors and filled the vacancy by appointing Brad Koenig to serve on the Board until his earlier resignation or removal. On October 25, 2017, the Board also appointed Jorge Titinger to the Board until such time as his successor is duly elected and qualified or until their earlier resignation or removal. Mr. Titinger’s appointment became effective at the time of the 2017 annual meeting and he filled the position vacated by Susanne Lyons, who stepped down at the 2017 annual meeting.

Code of Business Conduct and Ethics

Our code of business conduct and ethics requires that our directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of Hercules. Pursuant to our code of business conduct and ethics, which is available on the Governance Documents page of our website at http://investor.htgc.com/governance-documents, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Audit Committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by our Board.

Availability of Corporate Governance Documents

To learn more about our corporate governance and to view our corporate governance guidelines, code of business conduct and ethics, and the charters of our Audit Committee, Compensation Committee, and NCG Committee, please visit the Governance Document page of our website at http://investor.htgc.com/governance-documents. Copies of these documents are also available in print free of charge by writing to Hercules Capital, Inc., c/o Melanie Grace, Secretary, 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe, based on a review of Forms 3, 4 and 5 and any amendment thereto filed with the SEC and other information known to us, that during fiscal year 2017, our directors, officers (as defined in the rules under Section 16 of the Exchange Act), and any greater than 10% stockholders have complied with all Section 16(a) filing requirements in a timely manner with the exception of a Form 4 for Mr. Harris which was filed late due to an administrative oversight.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis discusses our 2017 executive compensation program, as it relates to the following executive officers:

Manuel A. Henriquez	Chairman of the Board of Directors and Chief Executive Officer (“CEO”)
Scott Bluestein	Chief Investment Officer
Melanie Grace	General Counsel, Chief Compliance Officer and Secretary
Gerard R. Waldt, Jr.(1)(2)	Interim Chief Accounting Officer
David Lund(1)	Interim Chief Financial Officer (“CFO”)
Mark Harris(1)	Chief Financial Officer
Andrew Olson(2)	Vice President of Finance and Senior Controller

(1)	Effective November 2, 2017, the Company and Mr. Harris mutually agreed that Mr. Harris would separate from the Company and end his tenure as Chief Financial Officer and Chief Accounting Officer. The Board appointed David Lund, the Company’s former Chief Financial Officer, as Interim Chief Financial Officer and Gerard R. Waldt, Jr., the Company’s current Controller, as Interim Chief Accounting Officer.
(2)	Mr. Olson announced his resignation, effective July 21, 2017, from his position as Vice President of Finance and Senior Controller. Gerard R. Waldt, Jr., the Company’s current assist Assistant Controller, assumed the position of Controller. Subsequently, the Board appointed Mr. Waldt as the Company’s Interim Chief Accounting Officer.

We refer to Messrs. Henriquez, Bluestein, Waldt, Lund, Harris and Olson and Ms. Grace as our “named executive officers,” or “NEOs”.

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

In 2017, the Company continued to review and enhance our compensation practices in accordance with our executive compensation philosophy. The review considered both compensation levels and company performance over a one-, three-, and five-year period from 2013 to 2017 (the “Performance Periods”). The Company believes that compensation paid to our NEOs for 2017 was commensurate with the Company’s overall absolute performance as well as our performance relative to peers during the Performance Periods. The 2017 compensation decisions made by the Compensation Committee considered the fact that our performance relative to a peer group of companies was above the median, and in most cases above the 75th percentile, measured using:

•	Return on average assets (“ROAA”)

•	Return on equity (“ROE”)

•	Return on investment capital (“ROIC”)

•	Total shareholder return (“TSR”)

The Company’s incentive compensation practices are significantly limited by the requirements imposed on us as an internally managed business development company (“BDC”) pursuant to the 1940 Act. (See “Limitations Imposed by the Investment Company Act of 1940” below). These are regulatory limitations related to our corporate structure that are relatively unique and do not apply to most other publicly-traded companies. As discussed further below, our NEOs were compensated to reflect the Company’s performance during the Performance Periods.

In addition to key factors involved in the 2017 decisions made by the Compensation Committee, we continue to maintain the enhancements to our executive officer compensation program that we adopted in 2016, such as our clawback policy for all Section 16 officers and consideration of a mix of corporate and individual performance factors for our NEOs. In 2017, the Company entered into retention awards with Messrs. Henriquez, Harris and Bluestein that provide for certain benefits upon certain terminations of employment.

Compensation Philosophy and Objectives

The primary principle of our compensation program is to engage and align a substantial portion of executive compensation to the financial strength, long-term profitability, and risk management of the Company and to the creation of long-term stockholder value. As an internally managed BDC, the Company’s compensation program is designed to encourage our NEOs to think and act like stockholders. The structure of the NEOs’ compensation program is designed to encourage and reward the following factors, among other things:

•	Sourcing and pursuing attractively priced investment opportunities to venture-backed and selected publicly-listed companies;

•	Maintaining credit quality, monitoring financial performance, and ultimately managing a successful exit of the Company’s investment portfolio;

•	Achieving the Company’s dividend objectives (which focus on stability and potential growth);

•	Providing compensation and incentives necessary to attract, motivate and retain key executives critical to our continued success and growth;

•	Focusing management behavior and decision-making on goals that are consistent with the overall strategy of the business;

•	Ensuring a linkage between NEO compensation and individual contributions to our performance; and

•	Creation of compensation principles and processes that are designed to balance risk and reward in a way that does not encourage unnecessary risk taking.

We believe that our continued success during 2017, despite strong competition for top-quality executive talent in the commercial and venture lending industry, was attributable to our ability to attract, motivate and retain the Company’s outstanding executive team using both short- and long-term incentive compensation programs.

The Company’s compensation objectives are achieved through its executive compensation program, which for 2017 consisted of the following:

ELEMENTS OF EXECUTIVE COMPENSATION
Compensation Element	Form of Compensation	Principal Compensation Objective
Annual Base Salary	Cash paid on a regular basis throughout the year	Provide a level of fixed income that is market competitive to allow the Company to retain and attract executive talent
Annual Cash Bonus Awards	Cash awards paid on an annual basis following year-end (not formulaic, but subject to Committee discretion, due to regulatory requirements that do not allow formulaic incentive plans as explained in more detail later in this CD&A in the section titled “Our Regulatory Status and Limitations Imposed by the Investment Company Act of 1940”)	Reward NEOs who contribute to our financial performance and strategic success during the year, and reward individual achievements
Long-Term Equity Incentive Awards	Equity incentive awards vest 1/3 on a one-year cliff with remaining 2/3 vesting quarterly over two years based on continued employment with the Company	Reward NEOs who contribute to our success through the alignment and creation of shareholder value, provide meaningful retention incentives, and reward individual achievements

The compensation program is designed to reflect best practices in executive compensation:

2017 GOVERNANCE “BEST PRACTICES” HIGHLIGHTS OF EXECUTIVE COMPENSATION
No employment agreements for NEOs.	Maintain stock ownership guidelines for NEOs to own at least two times his or her salary.
No guaranteed retirement benefits.	No executive perquisite allowances beyond the benefit programs offered to all employees.
No tax gross ups for NEOs.	No repricing of stock options without stockholder approval, as required under applicable NYSE rules (and subject to other requirements under the 1940 Act).
Clawback policy for all Section 16 officers.	Routinely engage an independent compensation consultant to review NEO compensation.
No pension

Executive Compensation Governance

The Company’s executive compensation program is supported by strong corporate governance and Board-level oversight. The Compensation Committee provides primary oversight of our compensation programs, including the design and administration of executive compensation plans, assessment and setting of corporate performance goals, as well as individual performance metrics, and the approval of executive compensation. In addition, the Compensation Committee retains an independent compensation consultant, and where appropriate, discusses compensation-related matters with our CEO, as it relates to the other NEOs. The Compensation Committee developed our 2017 compensation program, and the compensation paid to our NEOs during and in respect of 2017 was approved by the Compensation Committee as well as all of our independent directors.

•	Role of Compensation Committee: The Compensation Committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Exchange Act, independent directors as defined by the NYSE rules, and are not “interested persons” of the Company, as defined by Section 2(a)(19) of the 1940 Act. For 2017, Ms. Woo Ho, Messrs. Titinger and Woodward comprised the Compensation Committee, and Mr. Titinger chaired the Compensation Committee.

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

The Compensation Committee has not established a policy or target for the allocation between cash and non-cash or short-term and long-term compensation. Rather, the Compensation Committee undertakes a subjective analysis in light of the principles described herein and, in connection with its analysis, reviews and considers information provided by independent compensation consultants and surveys to which the Company subscribes to determine the appropriate level and mix of base compensation, performance-based pay, and other elements of compensation.

In addition, the Compensation Committee evaluates and makes recommendations to our Board regarding the compensation of the directors for their services. Annually, the Compensation Committee:

•	Evaluates our CEO’s performance

•	Reviews our CEO’s evaluation of the other NEOs’ performance

•	Determines and approves the compensation paid to our CEO, and

•	With input from our CEO, reviews and approves the compensation of the other NEOs.

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

•	Role of Compensation Consultant: The Compensation Committee has engaged Frederic W. Cook & Co., Inc., or F.W. Cook, as an independent outside compensation consultant to assist the Compensation Committee and provide advice on incorporating a variety of compensation matters relating to CEO and NEOs compensation, peer group selection, compensation program design best practices, market and industry compensation trends, improved program designs, market competitive director compensation levels and regulatory developments. F.W. Cook was hired by and reports directly to the Compensation Committee. Our compensation consultant does not provide any other services to the Company. The Compensation Committee has assessed the independence of F.W. Cook pursuant to the NYSE rules, and it has been concluded that the consultant’s work for the Compensation Committee does not raise any conflict of interest. Subsequently, the Compensation Committee engaged Frederic W. Cook & Co. to provide the following services to the Committee:

•	Provide information, research, market analysis and recommendations with respect to our 2017 executive and non-employee director compensation programs, including evaluating the components of our executive and non-employee director compensation programs and the alignment of the compensation programs with our performance;

•	In connection with its research with respect to executive and non-employee director compensation programs, update the Compensation Committee on market trends, changing practices, and legislation pertaining to compensation programs;

•	Advise on the design of the executive and non-employee director compensation programs and the reasonableness of individual compensation targets and awards, including in the context of business and shareholder performance;

•	Provide advice and recommendations that incorporated both market data and Company-specific factors; and

•	Assist the Compensation Committee in making pay recommendations for the NEOs after the evaluation of, among other things, Company and individual performance, market pay level, and management recommendations.

The Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment. Its determinations are informed by the experiences of its members and the peer group pay and performance data provided by its independent compensation consultant. Accordingly, the Compensation Committee does not target a percentile within its peer group. Instead, it uses the data as a reference point in determining the types and amounts of compensation provided by the Company.

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

Competitive Benchmarking Against Peers

To determine the competitiveness of executive compensation levels, the Compensation Committee analyzes a group of internally managed BDCs, financial services companies and real estate investment trusts (“REITs”) as set forth below (the “Peer Group”). The Peer Group is viewed as reflecting the labor market for our officer and employee talent, has a similar investor base, and, like the Company, the BDCs and REITs are pass-through entities with the majority of earnings required to be distributed to shareholders as a dividend. The Compensation Committee does not specifically benchmark the compensation of our NEOs against that paid by other companies. During 2017, the Compensation Committee, based on the advice of F.W. Cook, reviewed the peer group used in connection with prior compensation decisions. Based on this review, and the advice of F.W. Cook, the Compensation Committee updated our Peer Group to better align it to our business. Our Peer Group was used as a factor in determining the annual cash bonus awards made with respect to 2017 (but paid in 2018) as well as the further considerations further described below under “Annual Cash Bonus Awards”. The Peer Group data used in such determination is for the period January 1, 2017 through September 30, 2017.

HTGC PEER Group
Internally Managed BDC’s	Financial Services	Real Estate Investment Trusts
Triangle Capital(1)	Alliance Bernstein	Capstead Mortgage
KCAP Financial	BGC Partners	CYS Investments
Main Street Capital	Cowen Group	Hannon Armstrong
	Evercore Partners	iStar Inc
	Fortress Investment Group	Ladder Capital
	Greenhill & Co.	MFA Financial
	Houlihan Lokey	Redwood Trust
	LPL Financial Holdings	Sabra Health Care
	On Deck Capital	Seritage Growth
Wisdom Tree Investment

(1)	Triangle Capital is no longer included in the 2018 peer group since it was acquired by Benefit Street Partners.

As of September 30, 2017, which is the period the Compensation Committee reviewed our Peer Group, the Company outperformed most of its Peer Group over the one-, three- and five-years as follows:

	Return on Average Assets (excl. cash)		Return on Equity		Return on Invested Capital		Total Shareholder Returns
Performance Period	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group	HTGC	% Rank of Peer Group
1-year	6.3%	100%	11.1%	100%	6.4%	100%	4.6%	41%
3-year	6.1%	99%	10.4%	99%	6.2%	99%	6.5%	59%
5-year	6.4%	98%	10.6%	97%	6.5%	98%	13.6%	61%

—1-, 3- and 5-year calculations of performance are based on Q3 2017 and as of November 10, 2017 for TSR.

—Companies with less than three and/or less than five full years of historical financial and TSR performance are excluded.

—Financial Services peers are excluded from analysis of capital allocation because services companies are not as capital intensive as REITs and BDCs, which are primarily engaged in direct investment of firm capital.

— Data source: S&P Capital IQ

The Company believes that compensation paid to our NEOs for 2017 was commensurate with the Company’s overall absolute performance as well as our performance relative to the Peer Group during the relevant Performance Periods. The 2017 compensation decisions made by the Compensation

Committee considered the fact that our performance relative to the Peer Group was above the median, and in most cases above the 75th percentile, measured using Return on Average Assets, Return on Equity, Return on Investment Capital and Total Shareholder Return during the trailing one-, three-, and five-years as indicated in the chart above.

In addition, the Compensation Committee also considers the Company’s total shareholder returns as compared to a select number of BDC Peers* to consider the competitiveness of executive compensation levels. As of December 30, 2017, the Company delivered the following one-, three- and five years of 1.8%, 13.2% and 72.4% as compared to our BDC peers of 1.1%, 9.3% and 12.6%.**

*BDC Peers: AINV, ARCC, BKCC, OCSL, FSIC, GBDC, GSBD, KCAP, MAIN, MCC, NMFC, PNNT, PSEC, SLRC, TCAP, TCPC, TCRD, TICC, TSLX

**Data Source: S&P Capital IQ

CEO Pay Ratio

For 2017, our last completed fiscal year, the median of the annual total compensation of all of our employees (other than Mr. Henriquez, our Chief Executive Officer (our “CEO”)) was $209,713, and the annual total compensation of our CEO, as reported in the Summary Compensation Table, was $8,235,700. Based on this information, our CEO’s 2017 annual total compensation was approximately 39.3 times that of the median of the 2017 annual total compensation of all of our employees.

We selected December 31, 2017 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our employees (other than our CEO) for 2017. As of December 31, 2017, our employee population consisted of 66 individuals (other than Mr. Henriquez), located in our California, Connecticut, Illinois, Massachusetts, New York and Washington, D.C. offices. We compared the annual total compensation for our employee population in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which included salary, bonus, stock awards and employer contributions to employee accounts in our 401(k) plan. In making this determination, we annualized the compensation of 79 employees who either were hired or terminated in 2017 but did not work for us the entire fiscal year.

Our Regulatory Status and Limitations Imposed by the Investment Company Act of 1940

We are an internally-managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, referred to as the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements, including the 1940 Act, rules promulgated under the 1940 Act, and exemptive orders issued to us by the Securities and Exchange Commission, or the SEC. We refer to these requirements, rules and exemptive orders as the 1940 Act Requirements. Among other things, these 1940 Act Requirements:

•	Limit our ability to implement non-equity incentive plans (i.e., cash incentive plans) that would restrict the discretion and decision-making authority of our Compensation Committee. The 1940 Act Requirements provide that we may maintain either an equity incentive plan or a profit sharing plan. A “profit sharing plan” as defined under the 1940 Act is any written or oral plan, contract, authorization or arrangement, or any practice, understanding or undertaking whereby amounts payable under the compensation plan are dependent upon or related to the profits of the company. The SEC has stated that compensation plans possess profit-sharing characteristics if an investment company is obligated to make payments under such a plan based on the level of income, realized gains or loss on investments or unrealized appreciation or depreciation of assets of such investment company.

•	We believe that equity incentives strongly align the interests of our stockholders with our executive officers and other employees, and, accordingly, we implemented an equity incentive plan in 2004. Given our 2004 Equity Incentive Plan, referred to as the Equity Plan, the 1940 Act Requirements prohibit us from also implementing a cash incentive plan that restricts our Compensation Committee’s discretion in the final determination of cash incentive awards.

•	Limit the terms we may include in our Equity Plan and limit our ability to implement certain changes to our Equity Plan without the SEC’s approval. Our Equity Plan is administered pursuant to specific exemptive orders granted by the SEC. We believe the current structure of our Equity Plan reflects the terms and plan provisions currently permitted for an internally-managed BDC.

Why is this important to the Company’s executive compensation? The 1940 Act Requirements that restrict the Company to sponsoring either an equity incentive plan or a “profit sharing plan” limit the Company’s use of formulas or non-discretionary objective performance goals or criteria in its incentive plans. This means that the Compensation Committee is not permitted to use a nondiscretionary formulaic application of any performance criteria for corporate and individual goals to determine compensation. Rather, the Compensation Committee must take into consideration all factors and use its discretion to determine the appropriate amount of compensation for our NEOs. The Compensation Committee’s objective is to work within this regulatory framework to maintain and motivate pay-for-performance alignment, to establish appropriate compensation levels relative to our Peer Group and to implement compensation best practices. Annual cash bonus decisions are not made pursuant to a formulaic cash bonus plan in order to comply with our obligations under the 1940 Act.

2017 Advisory Vote on Executive Compensation

At our 2017 annual meeting of stockholders, our advisory vote on say-on-pay received support from our stockholders with 94% of votes cast. The Company believes that the continuing dialogue with our stockholders on company performance, compensation and other governance matters is important. In advance of our 2017 annual meeting of stockholders, management engaged in numerous direct dialogues with our largest institutional shareholders, as well as a number of other institutional shareholders, to gain broad-based and/or specific insights into the Company’s overall performance, operating expenses, including executive compensation and corporate governance practices. In addition, we invited each of our institutional stockholders holding more than 1% of the Company’s stock to speak directly with management specifically on executive compensation and corporate governance practices. The Company anticipates continuing our stockholder engagement efforts following the 2018 annual meeting and in advance of our future annual meetings.

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

Elements of Executive Compensation and 2017 Compensation Determinations

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

NEO	2017 Base Salary

Manuel A. Henriquez	$827,249
Scott Bluestein	$500,000
Melanie Grace	$345,000
Gerard R. Waldt, Jr.(1)(3)	$152,800
David Lund(1)(2)	$49,854
Mark Harris(1)	$347,105
Andrew Olson(3)	$121,847

(1)	Effective November 2, 2017, the Company and Mr. Harris mutually agreed that Mr. Harris would separate from the Company and end his tenure as Chief Financial Officer and Chief Accounting Officer. The Board appointed David Lund, the Company’s former Chief Financial Officer, as Interim Chief Financial Officer and Gerard R. Waldt, Jr., the Company’s current Controller, as Interim Chief Accounting Officer.
(2)	Mr. Lund began as a contractor on October 31, 2017 serving as the Company’s Interim Chief Financial Officer. The base salary represents base compensation amounts paid to Mr. Lund between October 31, 2017 and December 31, 2017.
(3)	Mr. Olson announced his resignation, effective July 21, 2017, from his position as Vice President of Finance and Senior Controller. Gerard R. Waldt, Jr., the Company’s current assist Assistant Controller, assumed the position of Controller. Subsequently, the Board appointed Mr. Waldt as the Company’s Interim Chief Accounting Officer.

Annual Cash Bonus Awards

The Compensation Committee, together with input from our CEO, developed a specific bonus pool for the 2017 operating year to be available for our annual cash bonus program. The amount determined to be available for our annual cash program was dependent upon many factors that are not formulaic due to our obligations under the 1940 Act.

The Compensation Committee designs our annual cash bonuses to motivate our NEOs to achieve financial and non-financial objectives consistent with our operating plan. The Compensation Committee generally targets cash bonuses to 50% to 100% of an NEO’s base salary; however, such bonus amounts may exceed these targets in the event of exceptional company and individual performance.

Bonuses are not formulaic to comply with the 1940 Act regulations that govern our business as an internally managed BDC and have restrictions on setting compensation to specific financial measurements. As a result, the Compensation Committee considers overall business performance factors and individual factors, including CEO feedback, when determining the size of individual NEO bonuses. Accordingly, should actual company and NEO performance exceed expectations, the Compensation Committee may adjust individual cash bonuses to take such superior performance into account. Conversely, if company and NEO performance is below expectations, the Compensation Committee will consider such performance in determining the NEO’s actual cash bonus.

In evaluating the performance of our NEOs to arrive at their 2017 cash bonus awards, the Compensation Committee specifically compared our performance and the returns of our stockholders against the performance and shareholder returns of other select BDCs. In particular, the Committee considered our high relative total shareholder return and high return on invested capital relative to peer group benchmarks as this shows the success for shareholders and of the core business mission of allocating equity and debt capital efficiently for a high risk-adjusted return.

When sizing our cash bonus pool and allocating bonus awards, the total compensation paid to our NEOs and other employees is evaluated against the expense ratios of other BDCs. With respect to 2017, company-wide compensation expense as a percentage of average assets among the peers in the Peer Group was considered. For the fiscal year ended December 31, 2017, the ratio of our compensation expense divided by total revenue was below the median of our Peer Group.

Based on the foregoing considerations and analysis, and after due deliberation, the Compensation Committee awarded our current NEOs the following annual cash bonuses with respect to 2017.

NEO	2017 Cash Bonus Award(1)
Manuel A. Henriquez	$1,600,000
Scott Bluestein	$750,000
Melanie Grace	$145,000
Gerard R. Waldt, Jr.	$150,000

(1)	Messrs. Lund, Harris and Olson did not receive cash bonuses for 2017.

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

Grant Practices for Executive Officers

Annual equity compensation grants to executive officers have typically been granted in the first quarter of the year. The Company does not grant stock options to executive officers. As a result, there were no option grants to our NEOs in 2017.

Restricted Stock Units

In January 2018, the Compensation Committee granted restricted stock units to the NEOs. With respect to the restricted stock units, the Compensation Committee assessed each current NEO’s individual performance for 2017, our overall company performance in 2017 and the levels of equity compensation paid by other companies with whom we compete for executive talent. Based on this assessment, the Compensation Committee determined that the following restricted stock units be granted to our current NEOs with respect to 2017, in the amounts and on the dates set forth below to reward them for services performed in 2017. These restricted stock units vest as to one-third of the shares underlying the awards on the first anniversary of the grant date, and they vest as to the remaining shares in equal quarterly installments over the next two years. Settlement of the restricted stock units is deferred following vesting and the restricted stock units will not be settled until the earliest to occur of (1) January 9, 2022, (2) the death or disability of the NEO, (3) the separation from service of the NEO, or (4) a change in control of the Company. Each restricted stock unit will entitle the holder to dividend equivalents in the form of the Company’s common stock, which dividend equivalent payments will be settled on the date the related restricted stock unit is settled. We believe these restricted stock unit awards assist the Company in retaining the NEOs and the deferral provisions effectively create a mandatory post-vesting holding period to ensure a long-term alignment horizon.

NEO	Grant Date	Restricted Stock Units(2)	Fair Value of Restricted Stock Units(1)
Manuel A. Henriquez	01/09/2018	230,125	$3,000,830
Scott Bluestein	01/09/2018	92,024	$1,199,993
Melanie Grace	01/09/2018	12,845	$167,499
Gerard R. Waldt, Jr.	01/09/2018	7,669	$100,004

(1)	Based on the closing price per share of our common stock of $13.04 on January 9, 2018.
(2)	Messrs. Lund, Harris and Olson did not receive grants of restricted stock units.

Restricted Stock Awards

In January 2018, the Compensation Committee assessed each current NEO’s individual performance for 2017, our overall company performance in 2017 and the levels of equity compensation paid by other companies with whom we compete for executive talent. Based on this assessment, the Compensation Committee determined that the following restricted stock awards be made to our current NEOs with respect to 2017, in the amounts and on the dates set forth below to reward them for services performed in 2017. These restricted stock awards vest as to one-third of the shares underlying the awards on the first anniversary of the grant date, and they vest as to the remaining shares in equal quarterly installments over the next two years.

NEO	Grant Date	Restricted Stock Awards(2)	Fair Value of Restricted Stock Awards(1)
Manuel A. Henriquez	01/09/2018	230,125	$3,000,830
Scott Bluestein	01/09/2018	92,025	$1,200,006
Melanie Grace	01/09/2018	12,845	$167,499

(1)	Based on the closing price per share of our common stock of $13.04 on January 9, 2018.
(2)	Messrs. Waldt, Lund, Harris and Olson did not receive grants of restricted stock awards.

Other Elements of Compensation

•	Retention Agreements: Messrs. Henriquez, Harris and Bluestein entered into retention agreements with the Company in October 2017 which provide for severance benefits in the event of certain terminations of employment. In November 2017, Mr. Harris and the Company mutually agreed to enter into a separation agreement, which supersedes the terms of Mr. Harris’ retention agreement. Messrs. Lund and Waldt and Ms. Grace do not have a written severance agreement or other arrangement providing for payments or benefits upon a termination of employment. No NEO is entitled to any tax gross up payment if severance is paid in connection with a change-in-control.

•	Benefits and Perquisites: Our NEOs receive the same benefits and perquisites as other full-time employees. Our benefits program is designed to provide competitive benefits and is not based on performance. Our NEOs and other full-time employees receive health and welfare benefits, which consist of life, long-term and short-term disability, health, dental, vision insurance benefits and the opportunity to participate in our defined contribution 401(k) plan. During 2017, our 401(k) plan provided for a match of contributions by the company for up to $18,000 per full-time employee. Other than the benefits set forth immediately above, our NEOs are not entitled to any other benefits or perquisites.

•	Potential Payments Upon Termination or Change of Control: No NEO or employee of the Company has a written employment agreement, or other agreement, providing for enhanced cash payments in connection with a change of control of the Company except with respect to the retention agreements described herein. Further, no NEO or any other employee is entitled to any tax gross-up payments.

Retention Agreements

In October 2017, Messrs. Henriquez, Harris and Bluestein entered into retention agreements with the Company pursuant to which, if (1) the Executive’s employment is terminated by the Company without cause or by the Executive for good reason, or (2) the Company becomes an externally managed BDC and the new external advisor does not make a written offer of employment to the Executive or makes a written offer of employment to the Executive that is not on similar terms to the Executive’s current employment with the Company (including, without limitation, authority, responsibilities, base salary, annual bonus opportunity, long term incentive opportunity and retention benefits) and the Executive does not accept such offer then, subject to the Executive’s execution of a release of claims in favor of the Company, each of Mr. Henriquez and Mr. Bluestein shall be entitled to receive the following benefits:

•

Mr. Henriquez shall be entitled to receive (a) a lump sum payment in an amount equal to two times the sum of (i) annual base salary and (ii) an amount equal to the three-year average annual bonus actually earned by and paid to Mr. Henriquez for the three full performance periods immediately prior to the termination date; (b) any unpaid annual bonus earned with respect to a prior performance period and not yet paid as the date of termination; (c) a pro rata annual bonus with respect to the performance period in which termination of employment occurs, (d) (x) continued vesting of outstanding equity awards for two years in the case of a termination not in connection with a change in control of the Company or (y) full vesting of outstanding equity awards in the case of a termination in connection with a change in control of the Company and (e) reimbursement of the full amount of COBRA premiums for Mr. Henriquez and his eligible dependents for 18 months following termination of employment.

•	Mr. Bluestein shall be entitled to receive (a) a lump sum payment in an amount equal to 1.75 times the sum of (i) annual base salary and (ii) an amount equal to the three-year average annual bonus actually earned by and paid to Mr. Bluestein for the three full performance periods immediately prior to the termination date; (b) any unpaid annual bonus earned with respect to a prior performance period and not yet paid as the date of termination; (c) a pro rata annual bonus with respect to the performance period in which termination of employment occurs, (d) (x) continued vesting of outstanding equity awards for 1.75 years in the case of a termination not in connection with a change in control of the Company or (y) full vesting of outstanding equity awards in the case of a termination in connection with a change in control of the Company and (e) reimbursement of the full amount of COBRA premiums for Mr. Bluestein and his eligible dependents for 18 months following termination of employment.

In November 2017, Mr. Harris and the Company mutually agreed to enter into a separation agreement, which provides that the Company will pay Mr. Harris a monetary sum equivalent to six months gross base salary plus up to an additional six months subject to Mr. Harris certifying he is not employed and is actively seeking employment during such time. In addition, the Company will reimburse Mr. Harris for health insurance premiums for him and his eligible dependents under COBRA for a period of up to twelve months subject to the same qualifications applicable to payments based on his gross base salary. The separation agreement also contains certain additional provisions that are customary for agreements of this type, including confidentiality, non-solicitation, and non-disparagement covenants, as well as a general release of the Company against certain claims. The separation agreement supersedes the terms of Mr. Harris’ retention agreement, under which he would have received (a) a lump sum payment in an amount equal to 1.5 times the sum of (i) annual base salary and (ii) an amount equal to the three-year average annual bonus actually earned by and paid to Mr. Harris for the three full performance periods immediately prior to the termination date; (b) any unpaid annual bonus earned with respect to a prior performance period and not yet paid as the date of termination; (c) a pro rata annual bonus with respect to the performance period in which termination of employment occurs, (d) (x) continued vesting of outstanding equity awards for 1.5 years in the case of a termination not in connection with a change in control of the Company or (y) full vesting of outstanding equity awards in the case of a termination in connection with a change in control of the Company and (e) reimbursement of the full amount of COBRA premiums for Mr. Harris and his eligible dependents for 18 months following termination of employment.

Corporate Goals

For 2017, the Compensation Committee developed corporate goals that were required to be achieved for executive officers to receive up to 50% of their incentive compensation. These goals included operational performance as well as performance relative to the Peer Group. While the criteria may not be weighted, the Compensation Committee took into consideration each of these factors to determine whether the executive officers are eligible for up to 50% of the proposed incentive compensation. The Compensation Committee believes that the corporate goals applicable to all executive officers create an alignment not only with shareholders but also to the Company’s business strategy and performance goals.

Defined Individual Goals

For 2017, the Compensation Committee developed individual goals for the CEO. In addition, the CEO and each NEO developed individual goals for the NEOs and such goals were approved by the Compensation Committee. Each set of individual goals are unique to the executive officer’s responsibilities and position within the Company. While each of the factors may not be weighted, the Compensation Committee took into consideration each of these factors to determine whether the executive officers are eligible for up to 50% of the executive officer’s incentive compensation.

Pay-for-Performance Alignment

The Company believes that there exists an alignment between the compensation of our NEOs and our performance over the relevant Performance Periods. As noted above, a broad range of individual performance factors and company performance factors are analyzed each year, including total shareholder return relative to our Peer Group, and, in 2017, analysis of relative ROAA, ROE, and ROIC versus the compensation peers over one-, three-, and five-years to measure short-, medium-, and long-term performance. The objective in analyzing these key performance factors is to align NEO compensation to our performance relative to our Peer Group and our absolute corporate performance.

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

Total Compensation Expense Relative to other Internally Managed BDCs

In determining annual bonus awards, the total compensation paid to our NEOs and other employees against the expense ratios of other internally managed BDCs, as well as a comparison to total SG&A for select externally managed BDCs, was considered.

Internal Pay Equity Analysis

Our compensation program is designed with the goal of providing compensation to our NEOs that is fair, reasonable, and competitive. To achieve this goal, the Company believes it is important to compare compensation paid to each NEO not only with compensation in our Peer Group, as discussed above, but also with compensation paid to each of our other NEOs. Such an internal comparison is important to ensure that compensation is equitable among our NEOs.

As part of the Compensation Committee’s review, we made a comparison of our CEO’s total compensation paid for the period ending November 29, 2017 against that paid to our other NEOs during the same year. Upon review, the Compensation Committee determined that our CEO’s compensation relative to that of our other NEOs was appropriate because of his level and scope of responsibilities, expertise and performance history, and other factors deemed relevant by the Compensation Committee. The Compensation Committee also reviewed the mix of the individual elements of compensation paid to our NEOs for this period, the individual performance of each NEO and any changes in responsibilities of the NEO.

Stock Ownership Guidelines

The Company maintains stock ownership guidelines, which are outlined in our corporate governance guidelines, because we believe that material stock ownership by our executives plays a role in effectively aligning the interests of these employees with those of our stockholders and strongly motivates our executives to build long-term shareholder value. Pursuant to our stock ownership guidelines, each member of senior management is required to beneficially own at least two times the individual’s annual salary in Company common stock, based on market value, within three years of joining the Company. Our Board may make exceptions to this requirement based on particular circumstances; however, no exceptions have been made for our current NEOs. Messrs. Henriquez and Bluestein have met their minimum guidelines.

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

Deductibility of Executive Compensation. When analyzing both total compensation and individual elements of compensation paid to our NEOs, the Company considers the income tax consequences to the Company of its compensation policies and procedures. In particular, the Company considers Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which, for tax years beginning on or prior to December 31, 2017, limits the deductibility of non-performance-based compensation paid to certain of the NEOs to $1,000,000 per affected NEO.

Effective for tax years beginning on or after January 1, 2018, Section 162(m) of the Code generally limits the deductibility of all compensation paid to certain executive officers to $1,000,000 per affected executive officer. A transition rule applies to “qualifying performance-based compensation” granted pursuant to a written binding contract prior to November 2, 2017, which has not been materially modified since that date.

The Compensation Committee intends to balance its objective of providing compensation to our NEOs that is fair, reasonable, and competitive with the Company’s ability to claim compensation expense deductions. Our Board believes that the best interests of the Company and our stockholders are served by executive compensation programs that encourage and promote our principal compensation philosophy, enhancement of shareholder value, and permit the Compensation Committee to exercise discretion in the design and implementation of compensation packages. Accordingly, we may from time to time pay compensation to our NEOs that may not be fully tax deductible, (including by reason of Section 162(m) of the Code), including certain bonuses and restricted stock. Stock options granted under our stock plan for tax years beginning on or prior to December 31, 2017 are intended to qualify as performance-based compensation under Section 162(m) of the Code. The Company will continue to review its executive compensation plans periodically to determine what changes, if any, should be made as a result of any deduction limitations.

Clawback Policy for Section 16 Officers

The Board has adopted a clawback policy for all Section 16 officers. The policy applies to all Section 16 officers and reaches beyond financial statements. Pursuant to our clawback policy, for payments that are predicated on financial results augmented by fraud, embezzlement, gross negligence or deliberate disregard of applicable rules resulting in significant monetary loss, damage or injury to the Company (“Excess Compensation”), the Compensation Committee has the authority to seek repayment of any Excess Compensation, including (1) cancellation of unvested, unexercised or unreleased equity incentive awards; and (2) repayment of any compensation earned on previously exercised or released equity incentive awards whether or not such activity resulted in a financial restatement.

The Compensation Committee has sole discretion under this policy, consistent with any applicable statutory requirements, to seek reimbursement of any Excess Compensation paid or received by the Section 16 officer for up to a 12-month period prior to the date of the Compensation Committee action to require reimbursement of the Excess Compensation. Any clawback of Excess Compensation must be based upon fraud adjudicated by a court of competent jurisdiction or a financial restatement. Further, following a restatement of our financial statements, we will recover any compensation received by the CEO and CFO that is required to be recovered by Section 304 of the Sarbanes-Oxley.

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

The Compensation Committee and the Board reviewed our compensation programs to assess whether any aspect of the programs would encourage any of our employees to take any unnecessary or inappropriate risks that could threaten the value of the Company. The Company has designed our compensation programs to reward our employees for achieving annual profitability and long-term increase shareholder value.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we recommend to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A for the year ended December 31, 2017.

COMPENSATION COMMITTEE MEMBERS

Jorge Titinger, Chair

Allyn C. Woodward, Jr.

Doreen Woo Ho

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference therein.

Executive Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Manuel A. Henriquez	2017	$827,249	$1,600,000	$5,000,002	—	$808,449	$8,235,700
Chairman & Chief Executive Officer	2016	$803,154	$1,200,000	$4,005,335	—	$771,425	$6,779,914
	2015	$779,762	$1,000,000	$4,472,142	—	$1,635,353	$7,887,257
Scott Bluestein	2017	$500,000	$750,000	$1,750,004	—	$175,872	$3,175,876
Chief Investment Officer	2016	$432,600	$650,000	$1,249,040	—	$200,555	$2,532,195
	2015	$420,000	$525,000	$670,212	—	$193,370	$1,808,582
Melanie Grace	2017	$345,000	$145,000	$300,002	—	$57,061	$847,063
General Counsel, Chief Compliance Officer & Secretary	2016	$283,250	$145,000	$112,894	—	$40,726	$581,870
	2015	$79,167	$50,000	$112,500	—	$36,466	$278,133
Gerard R. Waldt, Jr.	2017	$152,800	$150,000	$—	—	$8,708	$311,508
Interim Chief Accounting Officer	2016	$23,333	—	$68,300	—	—	$91,633
David Lund(5) Interim Chief Financial Officer	2017	$49,854	$—	$—	—	$—	$49,854
Mark Harris(6)	2017	$347,105	$—	$500,007	—	$95,255	$942,367
Chief Financial Officer	2016	$412,000	$400,000	$396,330	—	$95,624	$1,303,954
	2015	$166,667	$200,000	$400,001	—	$26,404	$793,072
Andrew Olson(7)	2017	$121,847	$—	$249,997	—	$21,211	$393,054
Vice President of Finance and Senior Controller	2016	$211,150	$150,000	$72,060	—	$28,684	$461,894
	2015	$186,250	$195,000	$53,332	—	$22,717	$457,299

(1)	Salary column amounts represent base salary compensation received by each named executive officer (“NEO”) for the listed fiscal year.

(2)	Bonus column amounts represent the annual cash bonus earned during the fiscal year and awarded and paid out during the first quarter of the following fiscal year.

(3)	The amounts reflect the aggregate grant date fair value of restricted stock and stock option awards made to our NEOs and former NEOs during the applicable year computed in accordance with FASB ASC Topic 718. The grant date fair value of each restricted stock award is measured based on the closing price of our common stock on the date of grant.

(4)	All Other Compensation column includes the following:

•	We made matching contributions under our 401(k) plan of (a) $18,000 in 2017 to Messrs. Henriquez, Bluestein, Harris and Olson and Ms. Grace and $8,708 to Mr. Waldt; (b) $18,000 in 2016 to Messrs. Henriquez, Bluestein, Harris and Olson and $17,703 to Ms. Grace; and (c) $18,000 in 2015 to Messrs. Henriquez, Bluestein and Olson.

•	Distributions to Messrs. Henriquez, Bluestein, Harris, Olson, and Ms. Grace in the amount of $339,385, $87,148, $32,021, $3,211 and $11,999, respectively, were paid on unvested restricted stock awards during 2017.

•	Distributions to Messrs. Henriquez, Bluestein, Harris, and Olson and Ms. Grace in the amount of $753,425, $182,555, $77,624, $10,684 and $23,023, respectively, were paid on unvested restricted stock awards during 2016.

•	Distributions to Messrs. Henriquez, Bluestein, Harris and Olson and Ms. Grace in the amount of $845,550, $134,985, $22,587, $4,717 and $3,100, respectively, were paid on unvested restricted stock awards during 2015.

•	Dividend equivalent shares to Messrs. Henriquez and Bluestein valued at $451,064 and $157,872, respectively, and to Ms. Grace valued at $27,063 were issued on restricted stock units during 2017.

•	Mr. Harris received severance payments in the amount of $77,255 during 2017.

(5)	Mr. Lund began as a contractor on October 31, 2017 serving as the Company’s Interim Chief Financial Officer. The salary represents base compensation amounts paid to Mr. Lund between October 31, 2017 and December 31, 2017.

(6)	Effective November 2, 2017, the Company and Mr. Harris mutually agreed that Mr. Harris would separate from the Company and end his tenure as Chief Financial Officer and Chief Accounting Officer. The Board appointed David Lund, the Company’s former Chief Financial Officer, as Interim Chief Financial Officer and Gerard R. Waldt, Jr., the Company’s current Controller, as Interim Chief Accounting Officer.

(7)	Mr. Olson announced his resignation, effective July 21, 2017, from his position as Vice President of Finance and Senior Controller. Gerard R. Waldt, Jr., the Company’s current assist Assistant Controller, assumed the position of Controller. Subsequently, the Board appointed Mr. Waldt as the Company’s Interim Chief Accounting Officer.

Grants of Plan Based Awards in 2017

NEO	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options(1)	Grant Date Fair Value of Stock and Option Awards(2)
Manuel A. Henriquez	01/24/2017	351,865	—	$5,000,002
Scott Bluestein	01/24/2017	123,153	—	$1,750,004
Melanie Grace	01/24/2017	21,112	—	$300,002
Gerard R. Waldt, Jr.	—	—	—	—
David Lund	—	—	—	—

(1)	Restricted stock units vest as to one-third of the shares underlying the awards on the first anniversary of the grant date, and they vest as to the remaining shares in equal quarterly installments over the next two years. Settlement of the restricted stock units is deferred following vesting and the restricted stock units will not be settled until the earliest to occur of (1) January 24, 2021, (2) the death or disability of the NEO, (3) the separation from service of the NEO, or (4) a change in control of the Company.
(2)	The amounts reflect the aggregate grant date fair value of computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End, December 31, 2017

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)
Manuel A. Henriquez	—		—	—	—	26,584(2)	$348,782
	—		—	—	—	138,966(3)	$1,823,234
	—		—	—	—	385,076(5)	$5,052,197
Scott Bluestein	—		—	—	—	3,984(2)	$52,270
	—		—	—	—	43,336(3)	$568,568
	—		—	—	—	134,775(5)	$1,768,248
Melanie Grace	—		—	—	—	2,501(4)	$32,813
	—		—	—	—	3,917(3)	$51,391
	—		—	—	—	23,102(5)	$303,098
Gerard R. Waldt, Jr.	1,805	(6)	3,195	$13.66	11/30/2023	—	—
David Lund	—		—	—	—	—	—

(1)	Market value is computed by multiplying the closing market price of the Company’s stock at December 31, 2017 by the number of shares.
(2)	Restricted stock granted on 03/10/2015 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months.
(3)	Restricted stock granted on 01/10/2016 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months.
(4)	Restricted stock granted on 09/17/2015 that vests as to one-third of the total award on the one-year anniversary of the date of the grant and quarterly over the succeeding 24 months.
(5)	Restricted stock units granted on 01/24/2017 that vests as to one-third of the shares underlying the awards on the first anniversary of the grant date, and the remaining shares in equal quarterly installments over the next two years. Settlement of the restricted stock units is deferred following vesting and the restricted stock units will not be settled until the earliest to occur of (1) January 24, 2021, (2) the death or disability of the NEO, (3) the separation from service of the NEO, or (4) a change in control of the Company.
(6)	Options granted on 11/30/2016 that vest as to one-third of the total underlying shares on the one-year anniversary of the date of the grant and on a monthly basis over the succeeding 24 months.

Options Exercised and Stock Vested in 2017

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Manuel A. Henriquez	—	—	313,151	$4,320,126
Scott Bluestein	—	—	79,057	$1,098,118
Melanie Grace	—	—	8,816	$121,627
Gerard R. Waldt, Jr.	—	—	—	—
David Lund	—	—	—	—

COMPENSATION OF DIRECTORS

Our Compensation Committee has the authority from our Board for the appointment, compensation and oversight of our outside compensation consultant. Our Compensation Committee generally engages a compensation consultant every other year to assist it with its responsibilities related to our director compensation program.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our current directors during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Robert P. Badavas	$175,000	—	—	$1,033	$176,033
Thomas J. Fallon	$150,000	—	—	$3,099	$153,099
Joseph F. Hoffman	$165,000	—	—	$5,683	$170,683
Allyn C. Woodward, Jr.	$175,000	—	—	$3,099	$178,099
Doreen Woo Ho	$150,000	—	—	$3,616	$153,616
Brad Koenig	—	—	—	—	—
Jorge Titinger	—	—	—	—	—
Manuel A. Henriquez(3)	—	—	—	—	—

(1)	Messrs. Badavas, Fallon, Hoffman, Woodward and Ms. Woo Ho earned $125,000, $100,000, $115,000, $125,000 and $100,000, respectively, and each elected to receive an additional retainer fee of 3,903 shares of our common stock in lieu of cash. The total value of the shares issued to each of Messrs. Badavas, Fallon, Hoffman and Woodward and Ms. Woo Ho services in fiscal 2017 was $50,000. Messrs. Koenig and Titinger did not receive any cash compensation during 2017.
(2)	Represents distributions paid during 2017 on unvested common stock under restricted stock awards.
(3)	As an employee director, Mr. Henriquez does not receive any compensation for his service as a director. The compensation Mr. Henriquez receives as our chief executive officer is disclosed in the Summary Compensation Table and elsewhere under “EXECUTIVE COMPENSATION.”

As of December 31, 2017, Messrs. Badavas, Fallon, Hoffman and Woodward and Ms. Woo Ho had outstanding options in the amount of 20,000, 25,000, 25,000, 25,000, and 10,000, respectively. As of December 31, 2017, Messrs. Fallon, Hoffman and Woodward and Ms. Woo Ho held unvested shares of restricted stock in the amount of 1,666, 3,333, 1,666, and 1,666, respectively.

During 2017, the compensation for serving on our Board as an independent director included the following:

Annual Director Retainer Fee	$100,000
Annual Chairperson Fee	$25,000, Audit Committee $25,000, Compensation Committee $15,000, NCG Committee
Annual Lead Director Fee	$25,000

In 2017, we granted each independent director, except for Messrs. Titinger and Koenig who were not directors at the time of the grant, an additional retainer of $50,000, which was distributed as shares of common stock in lieu of cash. Employee directors do not receive compensation for serving on our Board. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board meetings.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, restricted stock and warrants	(b) Weighted-average exercise price of outstanding options, restricted stock and warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2004 Equity Incentive Plan	475,525	$13.70	3,303,919
2006 Non-Employee Director Plan(1)	115,000	$13.18	0
Equity compensation plans not approved by stockholders:	—	—	—
Total	590,525	$13.44	3,303,919

(1)	Our 2006 Non-Employee Director Plan terminated on June 21, 2017 and no additional awards may be made under our 2006 Non-Employee Director Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 25, 2018, the beneficial ownership of each current director, each nominee for director, our NEOs, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 25, 2018 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 85,899,098 shares of common stock outstanding as of April 25, 2018.

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

Name and Address of Beneficial Owner	Type of Ownership	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Director
Manuel A. Henriquez(2)	Record/Beneficial	2,227,090	2.6%
Independent Directors
Robert P. Badavas(3)	Record/Beneficial	149,743	*
Jorge Titinger	—	—	—
Thomas J. Fallon(4)	Record/Beneficial	51,916	*
Brad Koenig	—	—	—
Allyn C. Woodward, Jr.(5)	Record/Beneficial	280,824	*
Joseph F. Hoffman(6)	Record/Beneficial	35,478	*
Doreen Woo Ho(7)	Record/Beneficial	12,236	*
Other Named Executive Officers
Scott Bluestein(8)	Record/Beneficial	352,271	*
Melanie Grace(9)	Record/Beneficial	36,991	*
Gerard R. Waldt, Jr.(10)	Beneficial	2,499	*
David Lund	—	—	—
Executive officers and directors as a group (12 persons)(11)			3.7%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Includes 313,505 shares of restricted stock and 177,448 shares of vested deferred restricted stock units and dividend equivalent shares. 1,669,565 shares of common stock held by Henriquez Family Trust of which 862,784 shares are pledged as a security; 54,348 shares of common stock held in trusts for the benefit of Mr. Henriquez children; and 12,224 shares of common stock held in the Manuel Henriquez Roth IRA. Mr. Henriquez disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(3)	Includes 20,000 shares of common stock that can be acquired upon the exercise of outstanding options. All shares are held of record by the Robert P. Badavas Trust of 2007, and Mr. Badavas disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 20,000 shares of common stock that can be acquired upon the exercise of outstanding options and 1,666 shares of restricted common stock. All shares are held of record by the Fallon Family Revocable Trust, and Mr. Fallon disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(5)	Includes 20,000 shares of common stock that can be acquired upon the exercise of outstanding options, 1,666 shares of restricted common stock, and 34,500 shares of common stock held by Mr. Woodward’s spouse in her name. Mr. Woodward disclaims any beneficial ownership interest of such shares held by his spouse except to the extent of his pecuniary interest therein.
(6)	Includes 15,000 shares of common stock that can be acquired upon the exercise of outstanding options and 3,333 shares of restricted common stock. All shares are held of record by the Hoffman Trust, and Mr. Hoffman disclaims any beneficial ownership interest of such shares except to the extent of his pecuniary interest therein.
(7)	Includes 5,000 shares of common stock that can be acquired upon the exercise of outstanding options and 1,666 shares of restricted common stock.
(8)	Includes 118,027 shares of restricted common stock and 62,100 shares of vested deferred restricted stock units and dividend equivalent shares
(9)	Includes 16,863 shares of restricted common stock and 10,640 shares of vested deferred restricted stock units and dividend equivalent shares.
(10)	Includes 2,499 shares of common stock that can be acquired upon the exercise of outstanding options.
(11)	Includes 82,499 shares of common stock that can be acquired upon the exercise of outstanding options, 250,188 shares of vested deferred restricted stock and dividend equivalent shares and 456,726 shares of restricted common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

In determining that Ms. Woo Ho and Messrs. Badavas, Fallon, Hoffman, Koenig and Titinger are independent, our Board, through the NCG Committee, considered the financial services, commercial, family and other relationships between each director and his or her immediate family members or affiliated entities, on the one hand, and Hercules and its subsidiaries, on the other hand.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following aggregate fees by PricewaterhouseCoopers LLP (“PwC”), our independent public accounting firm, were billed to us for work attributable to 2017 and 2016 audit, tax and other services.

	Fiscal Year Ended (in millions)

	2017	2016
Audit Fees	$1.3	$1.4
Audit-Related Fees	—	—
Tax Fees	$0.1	$0.1
All Other Fees	—	—

Total Fees:	$1.4	$1.5

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

Tax Fees. Tax fees in fiscal years 2017 and 2016 include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above. Other fees billed in fiscal years 2017 and 2016 relate to on-line technical accounting software service. Our Audit Committee has considered the compatibility of non-audit services with the auditor’s independence.

Pre-Approval Policy

All services rendered by PwC were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee for 2017 and 2016, as applicable, in accordance with its pre-approval policy. The Audit Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. The policy requires the Audit Committee to approve each audit or non-audit engagement or accounting project involving the independent auditors and the related fees, prior to the commencement of the engagement or project to make certain that the provision of such services does not adversely affect the firm’s independence. Approval of such engagement is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to the Audit Committee chairman or any of the Audit Committee members who is an independent director, so long as the estimated fee for the particular service for which pre-approval is sought does not exceed $100,000. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent public accounting firm to management.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(3)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 6, 2015.(43)

3(e)	Articles of Amendment, dated February 25, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (60)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

Exhibit Number	Description

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

4(r)	Form of 6.25% Note due 2024, dated May 2, 2016 (Additional July 2024 Note).(52)

4(s)	Form of 6.25% Note due 2024, June 27, 2016 (Additional July 2024 Note).(53)

4(t)	Form of 6.25% Note due 2024, July 5, 2016 (Additional July 2024 Note).(54)

4(u)	Form of 6.25% Note due 2024, October 11, 2016 (Additional July 2024 Note).(56)

4(v)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank, National Association, as Trustee.(57)

4(w)	Form of 4.375% Convertible Note Due 2022 (included as part of Exhibit 4(v)).(57)

4(x)	Statement of Eligibility of Trustee on Form T-1.(62)

4(y)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank, National Association.(63)

4(z)	Form of 4.625% Note due 2022, dated October 23, 2017 (included as part of Exhibit 4(y)).(63)

4(a)(a)	Fifth Supplemental Indenture, dated as of April 26, 2018, between the Registrant and U.S. Bank, National Association.(66)

4(b)(b)	Form of 5.25% Note due 2025, dated April 26, 2018 (included as part of Exhibit 4(a)(a).(66)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of August 1, 2005.(2)

10(g)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(h)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(10)

10(i)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

Exhibit Number	Description

10(j)	Form of Custody Agreement between the Company and Union Bank of California.(3)

10(k)	Form of Restricted Stock Unit Award Agreement.(10)

10(l)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(m)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(n)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(o)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(3)

10(p)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(q)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(3)

10(r)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(s)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of July 28, 2006.(5)

10(t)	Second Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of December 6, 2006.(6)

10(u)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 30, 2007.(13)

10(v)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 2, 2007.(14)

10(w)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(x)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)

10(y)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 7, 2008.(16)

10(z)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 7, 2008.(16)

10(aa)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

Exhibit Number	Description

10(bb)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Form of SBA Debenture.(19)

10(dd)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ee)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(ff)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(ii)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(jj)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(kk)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(36)

10(ll)	First Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(mm)	Intercreditor Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(nn)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(oo)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(pp)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)

10(qq)	Sale and Servicing Agreement by and Among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1 LLC, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(rr)	Sale and Contribution Agreement by and between Hercules Technology Growth Capital, Inc. and Hercules Capital Funding 2012-1 LLC, dated as of December 19, 2012.(36)

10(ss)	Note Purchase Agreement among the Hercules Technology Growth Capital, Inc., Hercules Capital Funding 2012-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2012-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, dated as of December 12, 2012.(36)

Exhibit Number	Description

10(tt)	Administration Agreement between Hercules Capital Funding Trust 2012-1LLC, Hercules Technology Growth Capital, Inc., Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(uu)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(vv)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(ww)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of January 31, 2014.(37)

10(xx)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of July 8, 2014.(38)

10(yy)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(41)

10(zz)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

10(aaa)	Form of Amended and Restated Indemnification Agreement.(59)

10(bbb)	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.(44)

10(ccc)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(ddd)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(eee)	First Amendment and Waiver to Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of November 3, 2015.(47)

10(fff)	First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(48)

10(ggg)	Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of March 8, 2016. (58)

10(hhh)	Third Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 7, 2016.(50)

10(iii)	Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(51)

Exhibit Number	Description

10(jjj)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(51)

10(kkk)	First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(55)

10(lll)	Form of Performance Restricted Stock Unit Award Agreement.(10)

10(mmm)	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2017, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(61)

10(nnn)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Manual Henriquez.(64)

10(ooo)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Mark Harris.(64)

10(ppp)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(64)

10(qqq)	Asset Purchase Agreement, dated as of November 1, 2017 by and between Ares Capital Corporation, a Maryland corporation and, together with each Seller Designee permitted pursuant to the Agreement, and Bearcub Acquisitions LLC, a Delaware limited liability company.(65)

10(rrr)	Separation Agreement, dated as of November 2, 2017, by and between Hercules Capital, Inc. and Mark Harris.(8)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

14.1**	Code of Ethics.

14.2	Code of Business Conduct and Ethics.(46)

21.1**	List of Subsidiaries.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.

(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 3, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 4, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 19, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 20, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.

(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(52)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(53)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(54)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(55)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(56)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(57)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(58)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(59)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(60)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 25, 2015.
(61)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(62)	Previously filed as part of the Pre-Effective Amendment No. 2, as filed on September 5, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(63)	Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(64)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(65)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(66)	Previously filed as part of the Post-Effective Amendment No. 4, as filed on April 26, 2018 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
*	Filed herewith
**	Exhibit filed with the original Form 10-K

EXHIBIT INDEX

Exhibit Number	Descriptions

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Interim Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: April 30, 2018	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 30, 2018.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2018

/S/ GERARD R. WALDT, JR. Gerard R. Waldt, Jr.	Interim Chief Accounting Officer	April 30, 2018

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	April 30, 2018

/S/ THOMAS J. FALLON Thomas Fallon	Director	April 30, 2018

/S/ JOSEPH F. HOFFMAN Joseph F. Hoffman	Director	April 30, 2018

/S/ BRAD KOENIG Brad Koenig	Director	April 30, 2018

/S/ DOREEN WOO HOO Doreen Woo Ho	Director	April 30, 2018

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	April 30, 2018

/S/ JORGE TITINGER Jorge Titinger	Director	April 30, 2018