Form 10-Q
period 2018-03-31
Hercules Capital, Inc.
filed 2018-05-03
CIK 1280784

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,427,863 and $1,506,454, respectively)	$1,398,640	$1,491,458
Control investments (cost of $60,992 and $25,419, respectively)	54,413	19,461
Affiliate investments (cost of $87,423 and $87,956, respectively)	30,525	31,295
Total investments in securities, at value (cost of $1,576,278 and $1,619,829, respectively)	1,483,578	1,542,214
Cash and cash equivalents	118,228	91,309
Restricted cash	3,632	3,686
Interest receivable	11,087	12,262
Other assets	3,187	5,244
Total assets	$1,619,712	$1,654,715

Liabilities
Accounts payable and accrued liabilities	$18,789	$26,896
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	188,299	188,141
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	147,698	147,572
2024 Notes, net (principal of $183,510 and $183,510, respectively) (1)	179,161	179,001
2021 Asset-Backed Notes, net (principal of $33,575 and $49,153, respectively) (1)	33,156	48,650
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	223,878	223,488
Total liabilities	$790,981	$813,748

Net assets consist of:
Common stock, par value	85	85
Capital in excess of par value	916,738	908,501
Unrealized depreciation on investments (2)	(94,957)	(79,760)
Accumulated undistributed realized gains (losses) on investments	(25,294)	(20,374)
Undistributed net investment income	32,159	32,515
Total net assets	$828,731	$840,967
Total liabilities and net assets	$1,619,712	$1,654,715

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	85,239	84,424
Net asset value per share	$9.72	$9.96

(1)

The Company’s SBA Debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $2.3 million and $2.1 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, and estimated taxes payable as of March 31, 2018 and December 31, 2017, respectively.

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Restricted Cash	$3,632	$3,686
Total investments in securities, at value (cost of $117,441 and $146,208, respectively)	112,826	144,513
Total assets	$116,458	$148,199

Liabilities
2021 Asset-Backed Notes, net (principal of $33,575 and $49,153, respectively) (1)	$33,156	$48,650
Total liabilities	$33,156	$48,650

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Investment income:
Interest income
Non-control/Non-affiliate investments	$41,834	$42,345
Control investments	586	514
Affiliate investments	561	2
Total interest income	42,981	42,861
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	2,440	2,934
Control investments	—	5
Affiliate investments	108	—
Total commitment, facility and loan fee income	2,548	2,939
One-time fee income:
Non-control/Non-affiliate investments	3,171	565
Total one-time fee income	3,171	565
Total fee income	5,719	3,504
Total investment income	48,700	46,365
Operating expenses:
Interest	9,386	9,607
Loan fees	1,175	2,838
General and administrative	4,009	4,064
Employee compensation:
Compensation and benefits	5,758	5,345
Stock-based compensation	2,309	1,833
Total employee compensation	8,067	7,178
Total operating expenses	22,637	23,687
Net investment income	26,063	22,678
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(3,512)	3,288
Control investments	(1,408)	(51)
Total net realized gain (loss) on investments	(4,920)	3,237
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(14,340)	(32,155)
Control investments	(620)	213
Affiliate investments	(237)	439
Total net unrealized appreciation (depreciation) on investments	(15,197)	(31,503)
Total net realized and unrealized gain (loss)	(20,117)	(28,266)
Net increase (decrease) in net assets resulting from operations	$5,946	$(5,588)

Net investment income before investment gains and losses per common share:
Basic	$0.31	$0.28
Change in net assets resulting from operations per common share:
Basic	$0.07	$(0.07)
Diluted	$0.07	$(0.07)
Weighted average shares outstanding
Basic	84,596	81,420
Diluted	84,666	81,420
Distributions declared per common share:
Basic	$0.31	$0.31

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

					Accumulated
				Unrealized	Undistributed
			Capital in	Appreciation	Realized	Undistributed
	Common Stock		excess	(Depreciation)	Gains (Losses)	Net Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income	Assets
Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$14,314	$22,918	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	(31,503)	3,237	22,678	(5,588)
Public offering, net of offering expenses	3,309	3	46,945	—	—	—	46,948
Issuance of common stock due to stock option exercises	24	—	181	—	—	—	181
Retired shares from net issuance	(16)	—	(140)	—	—	—	(140)
Issuance of common stock under restricted stock plan	4	—	—	—	—	—	—
Retired shares for restricted stock vesting	(101)	—	(1,433)	—	—	—	(1,433)
Distributions reinvested in common stock	26	—	388	—	—	—	388
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	—	(25,667)	(25,667)
Stock-based compensation (1)	—	—	1,850	—	—	—	1,850
Balance at March 31, 2017	82,801	$83	$890,861	$(120,528)	$17,551	$19,929	$807,896

Balance at December 31, 2017	84,424	$85	$908,501	$(79,760)	$(20,374)	$32,515	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	(15,197)	(4,920)	26,063	5,946
Public offering, net of offering expenses	478	—	5,952	—	—	—	5,952
Issuance of common stock due to stock option exercises	38	—	432	—	—	—	432
Retired shares from net issuance	(36)	—	(446)	—	—	—	(446)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—	—
Retired shares for restricted stock vesting	(36)	—	(446)	—	—	—	(446)
Distributions reinvested in common stock	35	—	426	—	—	—	426
Distributions	—	—	—	—	—	(26,419)	(26,419)
Stock-based compensation (1)	—	—	2,319	—	—	—	2,319
Balance at March 31, 2018	85,239	$85	$916,738	$(94,957)	$(25,294)	$32,159	$828,731

(1)	Stock-based compensation includes $10 and $17 of restricted stock and option expense related to director compensation for the three months ended March 31, 2018 and 2017, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,946	$(5,588)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(236,285)	(153,665)
Principal and fee payments received on investments	280,181	141,798
Proceeds from the sale of investments	1,582	11,995
Net unrealized depreciation (appreciation) on investments	15,197	31,503
Net realized loss (gain) on investments	4,920	(3,237)
Accretion of paid-in-kind principal	(2,507)	(2,199)
Accretion of loan discounts	(763)	(1,924)
Accretion of loan discount on Convertible Notes	168	112
Accretion of loan exit fees	(4,407)	(6,574)
Change in deferred loan origination revenue	631	284
Unearned fees related to unfunded commitments	321	976
Amortization of debt fees and issuance costs	840	2,508
Depreciation	46	52
Stock-based compensation and amortization of restricted stock grants (1)	2,319	1,850
Change in operating assets and liabilities:
Interest and fees receivable	1,175	130
Prepaid expenses and other assets	1,870	(1,061)
Accounts payable	(194)	1
Accrued liabilities	(8,025)	(5,255)
Net cash provided by (used in) operating activities	63,015	11,706

Cash flows from investing activities:
Purchases of capital equipment	(72)	(39)
Net cash provided by (used in) investing activities	(72)	(39)

Cash flows from financing activities:
Issuance of common stock, net	5,952	46,948
Retirement of employee shares	(460)	(1,392)
Distributions paid	(25,993)	(25,279)
Issuance of 2022 Convertible Notes	—	230,000
Issuance of 2024 Notes	—	5,637
Repayments of 2019 Notes	—	(110,365)
Repayments of 2021 Asset-Backed Notes	(15,577)	(7,794)
Borrowings of credit facilities	—	8,497
Repayments of credit facilities	—	(13,513)
Cash paid for debt issuance costs	—	(4,456)
Fees paid for credit facilities and debentures	—	(252)
Net cash provided by (used in) financing activities	(36,078)	128,031
Net increase (decrease) in cash, cash equivalents and restricted cash	26,865	139,698
Cash, cash equivalents and restricted cash at beginning of period	94,995	21,366
Cash, cash equivalents and restricted cash at end of period	$121,860	$161,064

Supplemental non-cash investing and financing activities:
Distributions reinvested	426	388

(1)	Stock-based compensation includes $10 and $17 of restricted stock and option expense related to director compensation for the three months ended March 31, 2018 and 2017, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$118,228	$148,140
Restricted cash	3,632	12,924
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$121,860	$161,064

See “Note 2 – Summary of Significant Accounting Policies” and “Note 11- Recent Accounting Pronouncements” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,135	$5,151
Subtotal: 1-5 Years Maturity						5,135	5,151
Subtotal: Biotechnology Tools (0.62%)*						5,135	5,151
Communications & Networking
Under 1 Year Maturity
OpenPeak, Inc. (8)	Communications & Networking	Senior Secured	April 2018	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,464	8,228	—
Subtotal: Under 1 Year Maturity						8,228	—
Subtotal: Communications & Networking (0.00%)*						8,228	—
Consumer & Business Products
Under 1 Year Maturity
Gadget Guard (p.k.a. Antenna79) (15)	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Subtotal: Under 1 Year Maturity						1,000	1,000
1-5 Years Maturity
Gadget Guard (p.k.a. Antenna79) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%, 2.95% Exit Fee	$18,043	18,245	18,133
Subtotal: 1-5 Years Maturity						18,245	18,133
Subtotal: Consumer & Business Products (2.31%)*						19,245	19,133
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$10,000	9,802	9,802
Subtotal: 1-5 Years Maturity						9,802	9,802
Subtotal: Diversified Financial Services (1.18%)*						9,802	9,802
Drug Delivery
Under 1 Year Maturity
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$9,272	9,746	9,747
Pulmatrix Inc. (9)(11)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$2,540	2,764	2,764
ZP Opco, Inc (p.k.a. Zosano Pharma) (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%, 2.87% Exit Fee	$4,789	5,108	5,108
Subtotal: Under 1 Year Maturity						17,618	17,619
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (10)(11)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$16,791	17,275	17,199
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 4.25% Exit Fee	$25,000	25,079	24,970
Edge Therapeutics, Inc. (12)	Drug Delivery	Senior Secured	August 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%, 4.95% Exit Fee	$20,000	20,401	20,167
Subtotal: 1-5 Years Maturity						62,755	62,336
Subtotal: Drug Delivery (9.65%)*						80,373	79,955

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Drug Discovery & Development
Under 1 Year Maturity
CytRx Corporation (11)(15)	Drug Discovery & Development	Senior Secured	August 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%, 7.09% Exit Fee	$8,946	$10,393	$10,393
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$2,277	2,561	—
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 2.25% or Floor rate of 7.25%, 4.95% Exit Fee	$13,316	14,005	14,005
Subtotal: Under 1 Year Maturity						26,959	24,398
1-5 Years Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	January 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$8,836	9,199	9,204
Aveo Pharmaceuticals, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	9,936	9,818
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	9,990	9,948
Total Aveo Pharmaceuticals, Inc.					$20,000	19,926	19,766
Axovant Sciences Ltd. (5)(10)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,783	53,670
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.49% Exit Fee	$5,834	6,178	6,166
Chemocentryx, Inc. (10)(15)(17)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$5,000	4,973	4,973
Mesoblast (5)(10)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$35,000	34,682	34,682
Metuchen Pharmaceuticals LLC (12)(14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$25,648	25,923	25,793
Motif BioSciences Inc. (15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$15,000	14,711	14,711
Myovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	39,445	39,444
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (15)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,347	39,931
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,094	9,984
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	9,996	9,904
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$60,000	60,437	59,819
Stealth Bio Therapeutics Corp. (5)(10)(12)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 5.00% Exit Fee	$20,000	19,910	19,672
Tricida, Inc. (15)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 3.35% or Floor rate of 8.35%, 11.14% Exit Fee	$25,000	24,607	24,607
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%, 5.48% Exit Fee	$20,000	20,668	20,579
Verastem, Inc. (12)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	4,980	4,942
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,016	4,978
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	4,978	4,939
Total Verastem, Inc.					$15,000	14,974	14,859
Subtotal: 1-5 Years Maturity						349,416	347,945
Subtotal: Drug Discovery & Development (44.93%)*						376,375	372,343

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,061	$9,864
Glo AB (5)(10)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 2.95% Exit Fee	$12,030	11,933	11,933
Subtotal: 1-5 Years Maturity						21,994	21,797
Subtotal: Electronics & Computer Hardware (2.63%)*						21,994	21,797
Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Corporation (14)(15)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$17,685	17,536	17,536
	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$5,031	4,990	4,990
Total Medsphere Systems Corporation					$22,716	22,526	22,526
Oak Street Health (12)(17)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$20,000	20,083	19,836
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,896	19,703
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,934	9,794
Total PH Group Holdings					$30,000	29,830	29,497
Subtotal: 1-5 Years Maturity						72,439	71,859
Subtotal: Healthcare Services, Other (8.67%)*						72,439	71,859
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$15,100	14,702	14,410
Netbase Solutions, Inc. (13)(14)	Information Services	Senior Secured	August 2020	Interest rate PRIME + 6.00% or Floor rate of 10.00%, PIK Interest 2.00%, 3.00% Exit Fee	$9,096	8,855	8,815
Subtotal: 1-5 Years Maturity						23,557	23,225
Subtotal: Information Services (2.80%)*						23,557	23,225

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Internet Consumer & Business Services
Under 1 Year Maturity
The Faction Group	Internet Consumer & Business Services	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,000	$2,000	$2,000
Subtotal: Under 1 Year Maturity						2,000	2,000
1-5 Years Maturity
AppDirect, Inc. (19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$10,000	9,918	9,918
Aria Systems, Inc. (11)(14)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%, 1.75% Exit Fee	$2,113	2,124	1,240
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%, 1.75% Exit Fee	$18,924	19,019	11,108
Total Aria Systems, Inc.					$21,037	21,143	12,348
Art.com, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	April 2021	Interest rate PRIME + 5.40% or Floor rate of 10.15%, PIK Interest 1.70%, 1.50% Exit Fee	$10,000	9,812	9,812
Greenphire Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$3,658	3,658	3,658
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,500	1,500	1,500
Total Greenphire Inc.					$5,158	5,158	5,158
Intent Media, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%, 2.00% Exit Fee	$5,063	5,053	5,056
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.35%, 2.00% Exit Fee	$2,032	2,014	2,014
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.50%, 2.00% Exit Fee	$2,034	2,016	2,016
Total Intent Media, Inc.					$9,129	9,083	9,086
Interactions Corporation (19)	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,032	25,032
LogicSource (15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$5,645	5,935	5,933
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$41,223	41,010	41,166
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,450	20,450	17,095
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,130	20,690	17,095
The Faction Group	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$8,000	8,000	8,000
Wheels Up Partners LLC	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$22,406	22,191	22,191
Subtotal: 1-5 Years Maturity						177,972	165,739
Subtotal: Internet Consumer & Business Services (20.24%)*						179,972	167,739

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 1.95% Exit Fee	$15,089	$15,032	$15,032
FanDuel, Inc. (9)(12)(14)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 10.41% Exit Fee	$19,354	20,072	19,941
	Media/Content/Info	Convertible Debt	September 2020	PIK Interest 25.00%	$1,000	1,000	1,000
Total FanDuel, Inc.					$20,354	21,072	20,941
Subtotal: 1-5 Years Maturity						36,104	35,973
Subtotal: Media/Content/Info (4.34%)*						36,104	35,973
Medical Devices & Equipment
Under 1 Year Maturity
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 6.85% Exit Fee	$1,793	2,148	839
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 4.00% Exit Fee	$8,591	8,569	8,569
Subtotal: Under 1 Year Maturity						10,717	9,408
1-5 Years Maturity
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 4.95% Exit Fee	$17,500	17,132	17,132
Micell Technologies, Inc. (12)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$4,715	5,030	4,981
Quanta Fluid Solutions (5)(10)(11)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$8,848	9,220	9,150
Sebacia, Inc. (15)	Medical Devices & Equipment	Senior Secured	July 2020	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$8,000	7,988	7,979
Tela Bio, Inc. (15)	Medical Devices & Equipment	Senior Secured	December 2020	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 3.15% Exit Fee	$5,000	5,004	4,989
Subtotal: 1-5 Years Maturity						44,374	44,231
Subtotal: Medical Devices & Equipment (6.47%)*						55,091	53,639

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Software
Under 1 Year Maturity
Clickfox, Inc. (13)	Software	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.50%, 12.01% Exit Fee	$2,592	$4,012	$4,012
Digital Train Limited (15)	Software	Unsecured	July 2018	Interest rate 12-month LIBOR + 2.50%	$5,671	5,671	4,073
Subtotal: Under 1 Year Maturity						9,683	8,085
1-5 Years Maturity
Banker's Toolbox, Inc (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.94% or Floor rate of 8.94%	$16,500	16,139	16,139
Clarabridge, Inc. (12)(14)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$41,226	41,205	41,164
Emma, Inc.	Software	Senior Secured	September 2022	Interest rate daily LIBOR + 7.75% or Floor rate of 8.75%	$50,000	48,629	47,785
Evernote Corporation (14)(15)(17)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,976	6,065
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,035	4,013	3,988
Total Evernote Corporation					$10,035	9,989	10,053
Fuze, Inc. (13)(14)(15)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$50,528	50,776	50,413
Impact Radius Holdings, Inc. (14)(17)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$10,073	10,091	9,945
Insurance Technologies Corp. (17)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$12,500	12,250	12,250
Lightbend, Inc. (14)(15)	Software	Senior Secured	August 2021	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$11,009	10,806	10,806
Lithium Technologies, Inc. (17)	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,751	11,751
Microsystems Holding Company, LLC (19)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,829	11,829
OneLogin, Inc. (14)(15)	Software	Senior Secured	August 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, PIK Interest 3.25%	$16,012	15,953	16,113
PerfectServe, Inc.	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%, 2.50% Exit Fee	$16,000	16,057	16,057
	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%, 2.50% Exit Fee	$4,000	4,013	4,013
Total PerfectServe, Inc.					$20,000	20,070	20,070
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	7,023	7,000
Poplicus, Inc. (8)(14)	Software	Senior Secured	May 2022	Interest rate FIXED 6.00%, PIK Interest 3.00%	$1,250	1,250	—
Quid, Inc. (14)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,350	8,480	8,494
RapidMiner, Inc. (14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,030	7,004	7,004
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,302	3,316	3,316
Signpost, Inc. (14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 3.75% Exit Fee	$15,578	15,742	15,612
Vela Trading Technologies (18)	Software	Senior Secured	July 2022	Interest rate daily LIBOR + 9.50% or Floor rate of 10.50%	$20,000	19,518	19,143
Wrike, Inc. (14)(17)(19)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%, 3.00% Exit Fee	$10,215	10,062	10,043
ZocDoc (19)	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$20,000	20,026	20,026
	Software	Senior Secured	November 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$10,000	10,012	10,012
Total ZocDoc					$30,000	30,038	30,038
Subtotal: 1-5 Years Maturity						361,921	358,968
Subtotal: Software (44.29%)*						371,604	367,053

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (13)	Surgical Devices	Senior Secured	February 2020	Interest rate PRIME + 5.30% or Floor rate of 9.55%, 6.70% Exit Fee	$7,608	$7,927	$7,912
Subtotal: 1-5 Years Maturity						7,927	7,912
Subtotal: Surgical Devices (0.95%)*						7,927	7,912
Sustainable and Renewable Technology
Under 1 Year Maturity
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Senior Secured	October 2018	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%, 3.23% Exit Fee	$2,707	2,739	2,739
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Senior Secured	January 2019	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 4.00% Exit Fee	$3,318	3,583	3,583
Subtotal: Under 1 Year Maturity						6,322	6,322
1-5 Years Maturity
ChargePoint Inc. (19)	Sustainable and Renewable Technology	Senior Secured	August 2020	Interest rate 3-month LIBOR + 8.75% or Floor rate of 9.75%, 2.00% Exit Fee	$17,576	17,630	17,630
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	12,827	12,824
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 8.50% Exit Fee	$11,909	13,452	13,452
Total FuelCell Energy, Inc.					$25,000	26,279	26,276
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$12,000	11,770	11,683
Metalysis Limited (5)(10)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$7,500	7,418	7,418
Proterra, Inc. (11)(14)(17)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,146	26,185	26,197
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,029	5,224	5,219
Total Proterra, Inc.					$30,175	31,409	31,416
Subtotal: 1-5 Years Maturity						94,506	94,423
Subtotal: Sustainable and Renewable Technology (12.16%)*						100,828	100,745
Total: Debt Investments (161.25%)*						1,368,674	1,336,326

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—
Communications & Networking
Achilles Technology Management Co II, Inc. (7)(15)	Communications & Networking	Equity	Common Stock	100	3,100	117
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	102	25
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	6,060
Subtotal: Communications & Networking (0.75%)*					4,202	6,202
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	911
Subtotal: Diagnostic (0.11%)*					750	911
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Preferred Series A	10,602,752	25,538	25,538
	Diversified Financial Services	Equity	Common Stock	830,000	1,861	1,861
Total Gibraltar Business Capital, LLC				11,432,752	27,399	27,399
Subtotal: Diversified Financial Services (3.31%)*					27,399	27,399
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)	Drug Delivery	Equity	Common Stock	54,240	108	114
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	891
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	59
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	1,038
Subtotal: Drug Delivery (0.25%)*					2,417	2,102
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	5,558
Axovant Sciences Ltd. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	129,827	1,269	172
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	511
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	11
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,365
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	398
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	235
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,230
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	51,821	2,000	384
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	992
Rocket Pharmaceuticals, Ltd (p.k.a. Inotek Pharmaceuticals Corporation) (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	18
Subtotal: Drug Discovery & Development (1.31%)*					16,778	10,874
Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	25
Subtotal: Electronics & Computer Hardware (0.00%)*					34	25
Information Services
DocuSign, Inc.	Information Services	Equity	Common Stock	385,000	6,081	8,379
Subtotal: Information Services (1.01%)*					6,081	8,379

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$80
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	257
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	235
Total Lightspeed POS, Inc.				428,707	500	492
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,889
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	718
Total OfferUp, Inc.				394,790	2,295	2,607
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	416
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	233
Total Oportun (p.k.a. Progress Financial)				306,153	500	649
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	—
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Subtotal: Internet Consumer & Business Services (0.46%)*					3,578	3,828
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	4,389
Subtotal: Media/Content/Info (0.53%)*					4,085	4,389
Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	155
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	996
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	1,056
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	1,009
Total Gelesis, Inc.				581,038	925	3,061
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	209
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	171
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	442
Total Medrobotics Corporation				374,703	905	822
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	345
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	100
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,193
	Medical Devices & Equipment	Equity	Preferred Series E	31,199,131	2,609	2,618
Total Optiscan Biomedical, Corp.				94,415,930	11,521	6,256
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	667
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	1,445
Subtotal: Medical Devices & Equipment (1.50%)*					16,644	12,406
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	87
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,073
	Software	Equity	Preferred Series 3	93,620	300	313
Total Druva, Inc.				552,461	1,300	1,386
ForeScout Technologies, Inc. (4)	Software	Equity	Common Stock	199,842	529	6,483
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (5)(10)	Software	Equity	Preferred Series E	669,173	963	1,392
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	4,923
	Software	Equity	Preferred Series G	326,797	2,211	2,211
Total Palantir Technologies				1,054,493	7,642	7,134
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,752
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	172
Subtotal: Software (2.46%)*					14,943	20,406

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$48
	Surgical Devices	Equity	Preferred Series C	656,538	282	65
	Surgical Devices	Equity	Preferred Series D	1,991,157	711	822
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	542
Total Gynesonics, Inc.				5,653,360	1,672	1,477
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	427
	Surgical Devices	Equity	Preferred Series C	119,999	300	340
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,071
	Surgical Devices	Equity	Preferred Series F	100,200	500	561
Total Transmedics, Inc.				569,160	2,550	2,399
Subtotal: Surgical Devices (0.47%)*					4,222	3,876
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	192	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	360
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	527
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	288	61,502	12,315
Subtotal: Sustainable and Renewable Technology (1.59%)*					63,263	13,202
Total: Equity Investments (13.76%)*					164,896	113,999

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$494
Subtotal: Biotechnology Tools (0.06%)*					323	494
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	16
	Communications & Networking	Warrant	Preferred Series A	135,000	95	550
Total Peerless Network Holdings, Inc.				138,328	95	566
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	417	—
Subtotal: Communications & Networking (0.07%)*					512	566
Consumer & Business Products
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	233
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.03%)*					823	233
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)(15)	Drug Delivery	Warrant	Common Stock	176,730	786	66
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	44
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	1,155
Celsion Corporation (4)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	25
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,076
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	71
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	—
ZP Opco, Inc (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	3,618	266	—
Subtotal: Drug Delivery (0.29%)*					3,670	2,437

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Drug Discovery & Development
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$31
Audentes Therapeutics, Inc (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	62	142
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	15,672	249	2
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	65
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	25
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	1
Concert Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	1,091
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	48
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Evofem Biosciences, Inc (p.k.a Neothetics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	28
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	43
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	3
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	40,545	626	1
Motif BioSciences Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	254
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	831
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	82
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	93
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	704
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	650,000	158	150
Tricida, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	212,765	223	217
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	334
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	9
Subtotal: Drug Discovery & Development (0.50%)*					8,202	4,154
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	84
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	84
Healthcare Services, Other
Chromadex Corporation (4)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	182
Subtotal: Healthcare Services, Other (0.02%)*					157	182
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C-1	898,134	49	34
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	185
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	373
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.07%)*					868	592

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	$73	$—
Art.com, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	311,005	66	66
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	27
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	211
Faction Holdings, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	437
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	200
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	413
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,812
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	99
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	28
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	192
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	1,406
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	15
TraceLink, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A-2	283,353	1,833	2,029
Subtotal: Internet Consumer & Business Services (0.84%)*					6,108	6,935
Media/Content/Info
FanDuel, Inc.	Media/Content/Info	Warrant	Common Stock	15,570	—	—
	Media/Content/Info	Warrant	Preferred Series A	4,648	730	1,875
Total FanDuel, Inc.				20,218	730	1,875
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	3,242
Rhapsody International, Inc. (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	37
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	24
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	29
Subtotal: Media/Content/Info (0.63%)*					3,425	5,207
Medical Devices & Equipment
Amedica Corporation (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	—
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	300
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	248
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,124	242	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	394
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	264
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	154
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	43
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	104
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Warrant	Preferred Series E	10,535,275	1,252	271
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	532
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	326
Sebacia, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	159
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Strata Skin Sciences, Inc. (p.k.a. MELA Sciences, Inc.) (4)	Medical Devices & Equipment	Warrant	Common Stock	13,864	401	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	62	128
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	206
Subtotal: Medical Devices & Equipment (0.38%)*					6,476	3,129
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	160	434
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	648
Total Achronix Semiconductor Corporation				1,110,000	259	1,082
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	41
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	46	219
Subtotal: Semiconductors (0.16%)*					309	1,342

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$65
	Software	Warrant	Preferred Series F	31,673	343	79
Total Actifio, Inc.				105,257	592	144
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	44
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	35
	Software	Warrant	Preferred Series C	592,019	730	38
	Software	Warrant	Preferred Series C-A	2,218,214	230	1,441
Total Clickfox, Inc.				3,848,796	1,290	1,514
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	62
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	218
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	5
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	391,778	79	75
Mattersight Corporation (4)	Software	Warrant	Common Stock	357,143	538	88
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	464
Mobile Posse, Inc. (15)	Software	Warrant	Preferred Series C	396,430	130	155
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	—
NewVoiceMedia Limited (5)(10)	Software	Warrant	Preferred Series E	225,586	33	142
OneLogin, Inc. (15)	Software	Warrant	Common Stock	228,972	150	172
PerfectServe, Inc.	Software	Warrant	Preferred Series C	129,073	720	1,089
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	6
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	32
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	38
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	108
Wrike, Inc.	Software	Warrant	Common Stock	698,760	462	1,273
Subtotal: Software (0.68%)*					5,493	5,629
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	256
Subtotal: Specialty Pharmaceuticals (0.03%)*					861	256
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	16
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	307
Total Gynesonics, Inc.				1,756,445	395	323
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	16
	Surgical Devices	Warrant	Preferred Series D	175,000	100	474
	Surgical Devices	Warrant	Preferred Series F	50,544	38	62
Total Transmedics, Inc.				265,980	363	552
Subtotal: Surgical Devices (0.11%)*					758	875

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	41
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series B	437,500	308	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	5,310	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	63	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				5,373	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	457
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	92
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	27
Total Kinestral Technologies, Inc.				456,883	218	119
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	518
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	3
Stion Corporation (6)	Sustainable and Renewable Technology	Warrant	Preferred Series Seed	2,154	1,378	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	—
Subtotal: Sustainable and Renewable Technology (0.14%)*					4,611	1,138
Total: Warrant Investments (4.01%)*					42,708	33,253
Total Investments in Securities (179.02%)*					$1,576,278	$1,483,578

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 4.75% at March 31, 2018. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 1.70%, 1.88%, 2.31% and

2.66%, respectively, at March 31, 2018.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $26.2 million, $128.1 million and $101.8 million respectively. The tax cost of investments is $1.6 billion.

(4)

Except for warrants in 41 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at March 31, 2018 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at March 31, 2018, and is therefore considered non-income producing. Note that at March 31, 2018, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at March 31, 2018.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at March 31, 2018. Refer to Note 10.

(18)   Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.

(19)   Denotes second lien senior secured debt.

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,014	$9,887
Subtotal: 1-5 Years Maturity						10,014	9,887
Subtotal: Electronics & Computer Hardware (1.18%)*						10,014	9,887

Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Corporation (14)(15)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$17,607	17,437	17,437
	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$5,009	4,963	4,963
Total Medsphere Systems Corporation					$22,616	22,400	22,400
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$20,000	19,965	19,965
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,878	19,803
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,922	9,840
Total PH Group Holdings					$30,000	29,800	29,643
Subtotal: 1-5 Years Maturity						72,165	72,008
Subtotal: Healthcare Services, Other (8.56%)*						72,165	72,008

Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(17)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.25%, PIK Interest 1.70%	$7,568	7,369	7,327
Netbase Solutions, Inc. (13)(14)	Information Services	Senior Secured	August 2020	Interest rate PRIME + 6.00% or Floor rate of 10.00%, PIK Interest 2.00%, 3.00% Exit Fee	$9,051	8,730	8,730
Subtotal: 1-5 Years Maturity						16,099	16,057
Subtotal: Information Services (1.91%)*						16,099	16,057

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
(8)

Debt is on non-accrual status at December 31, 2017 and is therefore considered non-income producing. Note that at December 31, 2017, only the $11.0 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

HT II and HT III hold approximately $113.1million and $285.8 million in assets, respectively, and they accounted for approximately 5.7% and 14.4% of the Company’s total assets, respectively, prior to consolidation at March 31, 2018.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All significant inter-company accounts and transactions have been eliminated in consolidation. As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946.

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2017. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

At March 31, 2018, approximately 91.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2018, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,322,451	$—	$—	$1,322,451
Unsecured Debt	13,875	—	—	13,875
Preferred Stock	65,451	—	—	65,451
Common Stock	48,548	20,216	—	28,332
Warrants	33,253	—	5,068	28,185
Escrow Receivable	1,280	—	—	1,280
Total	$1,484,858	$20,216	$5,068	$1,459,574

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477
The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and the year ended December 31, 2017.

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2018
Senior Debt	$1,415,984	$(5,008)	$(6,679)	$196,692	—	$(278,538)	$—	$—	$1,322,451
Unsecured Debt	—	—	(1,598)	15,473	—	—	—	—	13,875
Preferred Stock	40,683	—	(2,071)	26,839	—	—	—	—	65,451
Common Stock	25,853	—	618	1,861	—	—	—	—	28,332
Warrants	31,205	(386)	(3,081)	447	—	—	—	—	28,185
Escrow Receivable	752	78	—	875	(425)	—	—	—	1,280
Total	$1,514,477	$(5,316)	$(12,811)	$242,187	$(425)	$(278,538)	$—	$—	$1,459,574

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)	There were no transfers in or out of Level 3 during the three months ended March 31, 2018.
(4)

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

For the three months ended March 31, 2018, approximately $2.1 million in net unrealized depreciation and $618,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $13.5 million in net unrealized depreciation and $3.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2018 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$59,128	Originated Within 4-6 Months	Origination Yield	10.55% - 12.71%	12.50%
	310,692	Market Comparable Companies	Hypothetical Market Yield	10.60% - 16.34%	13.65%
			Premium/(Discount)	(0.25%) - 1.00%
	—	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Technology	91,882	Originated Within 4-6 Months	Origination Yield	10.40% - 15.15%	11.59%
	364,111	Market Comparable Companies	Hypothetical Market Yield	10.02% - 26.08%	13.84%
			Premium/(Discount)	(0.25%) - 1.00%
	16,421	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	17,630	Originated Within 4-6 Months	Origination Yield	11.97%	11.97%
Technology	69,376	Market Comparable Companies	Hypothetical Market Yield	11.25% - 20.61%	14.04%
Medical Devices	17,132	Originated Within 4-6 Months	Origination Yield	13.49%	13.49%
	50,832	Market Comparable Companies	Hypothetical Market Yield	11.07% - 15.94%	12.45%
			Premium/(Discount)	0.00% - 0.75%
	839	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 50.00%
Lower Middle Market	60,257	Originated Within 4-6 Months	Origination Yield	8.56% - 12.05%	11.75%
	37,371	Market Comparable Companies	Hypothetical Market Yield	12.75% - 13.29%	13.04%
			Premium/(Discount)	0.00%
	17,095	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	159,641	Debt Investments originated within 3 months
	63,919	Debt Investments Maturing in Less than One Year
	$1,336,326	Total Level Three Debt Investments

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
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, Diversified Financial Services, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2017 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$44,301	Originated Within 6 Months	Origination Yield	10.71% - 12.61%	11.89%
	379,841	Market Comparable Companies	Hypothetical Market Yield	10.14% - 16.14%	12.94%
			Premium/(Discount)	(0.25%) - 0.75%
	2,257	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Technology	158,916	Originated Within 6 Months	Origination Yield	9.4% - 25.11%	11.68%
	290,561	Market Comparable Companies	Hypothetical Market Yield	9.47% - 19.21%	13.55%
			Premium/(Discount)	(0.25%) - 1.00%
	22,020	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 100.00%
Sustainable and Renewable	33,020	Originated Within 6 Months	Origination Yield	11.97% - 20.06%	15.31%
Technology	49,647	Market Comparable Companies	Hypothetical Market Yield	11.15% - 14.16%	12.13%
			Premium/(Discount)	0.00% - 0.25%
Medical Devices	17,013	Originated Within 6 Months	Origination Yield	13.49%	13.49%
	89,869	Market Comparable Companies	Hypothetical Market Yield	9.66% - 17.57%	12.28%
			Premium/(Discount)	0.00% - 0.50%
Lower Middle Market	97,291	Originated Within 6 Months	Origination Yield	8.29% - 12.68%	12.01%
	19,219	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 100.00%

		Debt Investments Where Fair Value Approximates Cost
	35,517	Imminent Payoffs (4)
	176,512	Debt Investments Maturing in Less than One Year
	$1,415,984	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$9,019	Market Comparable Companies	EBITDA Multiple (2)	3.7x - 58.1x	16.4x
			Revenue Multiple (2)	0.6x - 11.8x	3.9x
			Discount for Lack of Marketability (3)	12.12% - 18.46%	17.39%
			Average Industry Volatility (4)	32.5% - 80.36%	54.51%
			Risk-Free Interest Rate	1.97% - 2.25%	2.19%
			Estimated Time to Exit (in months)	8 - 23	19
	18,670	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(42.3%) - 42.71%	6.61%
			Average Industry Volatility (4)	33.52% - 85.47%	71.87%
			Risk-Free Interest Rate	0.88% - 2.15%	1.86%
			Estimated Time to Exit (in months)	11 - 23	18
	12,432	Liquidation	Probability weighting of alternative outcomes	50% - 100%
	53,662	Other(7)
Warrant Investments	18,169	Market Comparable Companies	EBITDA Multiple (2)	3.7x - 58.1x	17.9x
			Revenue Multiple (2)	0.5x - 11.8x	3.2x
			Discount for Lack of Marketability (3)	11.13% - 28.69%	15.76%
			Average Industry Volatility (4)	27.33% - 99.42%	57.06%
			Risk-Free Interest Rate	2.05% - 2.46%	2.12%
			Estimated Time to Exit (in months)	11 - 47	15
	7,986	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(31.02%) - 186.26%	14.68%
			Average Industry Volatility (4)	19.08% - 103.43%	67.94%
			Risk-Free Interest Rate	0.96% - 2.47%	1.85%
			Estimated Time to Exit (in months)	11 - 47	20
	2,030	Other(7)
Total Level Three Warrant and Equity Investments	$121,968

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit.  Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2018, there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2018 and 2017.

(in thousands)			For the Three Months Ended March 31, 2018
Portfolio Company	Type	Fair Value at March 31, 2018	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$117	$—	$(125)	$—
Gibraltar Business Capital, LLC	Control	37,201	127	—	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	1,781	(1,743)
Tectura Corporation	Control	17,095	459	(2,276)	335
Total Control Investments		$54,413	$586	$(620)	$(1,408)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,527	$—	$(1,065)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	23,998	669	828	—
Stion Corporation	Affiliate	—	—	—	—
Total Affiliate Investments		$30,525	$669	$(237)	$—
Total Control & Affiliate Investments		$84,938	$1,255	$(857)	$(1,408)

(in thousands)			For the Three Months Ended March 31, 2017
Portfolio Company	Type	Fair Value at March 31, 2017	Investment Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$2,833	$74	$(1,941)	$—
SkyCross, Inc.	Control	2,103	—	2,103	—
Tectura Corporation	Control	19,839	445	51	(51)
Total Control Investments		$24,775	$519	$213	$(51)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,311	$—	$439	$—
Stion Corporation	Affiliate	—	2	—	—
Total Affiliate Investments		$5,311	$2	$439	$—
Total Control & Affiliate Investments		$30,086	$521	$652	$(51)

In March 2018, the Company acquired 100% ownership in Gibraltar Business Capital LLC and classified it as a control investment in accordance with the requirements of the 1940 Act. Gibraltar Business Capital LLC is focused on providing asset-based and other secured financing solutions.

In July 2017, the Company acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on the Company’s debt and as such this investment is classified as a control investment as of September 30, 2017. As of February 2018, all material recoveries had been made and subsequently the Company’s investments were deemed wholly worthless and written off for a realized loss.

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

In June 2016, the Company acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In June 2016, Achilles Technology Management Co II, Inc. acquired the assets of a global antenna company that produces radio frequency system solutions as part of an article 9 consensual foreclosure and public auction for total consideration in the amount of $4.0 million. In September and November 2016, the Company made a $1.0 million and $250,000 debt investment, respectively, in Achilles Technology Management II, Inc. to provide working capital under the terms of a loan servicing agreement.

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$736,137	49.6%	$880,115	57.1%
Senior Secured Debt	619,567	41.8%	572,738	37.1%
Unsecured Debt	13,875	0.9%	—	—
Preferred Stock	65,451	4.4%	40,683	2.6%
Common Stock	48,548	3.3%	48,678	3.2%
Total	$1,483,578	100.0%	$1,542,214	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2018 and December 31, 2017 is shown as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,274,185	86.0%	$1,404,235	91.1%
United Kingdom	112,221	7.6%	91,105	5.9%
Australia	34,682	2.3%	—	0.0%
Netherlands	20,913	1.4%	20,783	1.3%
Cayman Islands	19,822	1.3%	14,954	1.0%
Sweden	11,933	0.8%	—	0.0%
Switzerland	9,206	0.6%	10,581	0.7%
Canada	616	0.0%	556	0.0%
Israel	—	0.0%	—	0.0%
Total	$1,483,578	100.0%	$1,542,214	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$393,088	26.5%	$360,123	23.4%
Drug Discovery & Development	387,371	26.1%	369,173	23.9%
Internet Consumer & Business Services	178,502	12.0%	154,909	10.0%
Sustainable and Renewable Technology	115,085	7.8%	118,432	7.7%
Drug Delivery	84,494	5.7%	91,214	5.9%
Healthcare Services, Other	72,041	4.8%	72,337	4.7%
Medical Devices & Equipment	69,174	4.6%	94,595	6.1%
Media/Content/Info	45,569	3.0%	152,998	9.9%
Diversified Financial Services	37,201	2.5%	—	0.0%
Information Services	32,196	2.2%	24,618	1.6%
Electronics & Computer Hardware	21,906	1.5%	9,982	0.6%
Consumer & Business Products	19,366	1.3%	19,792	1.3%
Surgical Devices	12,663	0.9%	13,161	0.9%
Communications & Networking	6,768	0.5%	6,649	0.4%
Biotechnology Tools	5,645	0.4%	5,604	0.4%
Semiconductors	1,342	0.1%	10,406	0.7%
Diagnostic	911	0.1%	720	0.1%
Specialty Pharmaceuticals	256	0.0%	37,501	2.4%
Total	$1,483,578	100.0%	$1,542,214	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2018 and December 31, 2017.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2018, approximately 85.6% of the Company’s debt investments were in a senior secured first lien position, with 48.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 33.3% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.7% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 2.6% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, including its intellectual property. Another 13.4% of the Company’s debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property, and 1.0% were unsecured as a result of the terms of the acquisition of two of our portfolio companies.

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions.

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

At March 31, 2018, the Company had four debt investments on non-accrual with a cumulative investment cost and approximate fair value of $12.3 million and $0, respectively. At December 31, 2017, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cost of debt investments on non-accrual between December 31, 2017 and March 31, 2018 is the result of the write-off of one debt investment that was on non-accrual at December 31, 2017 which resulted in a realized loss of approximately $1.7 million.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $33.0 million of unamortized fees at March 31, 2018, of which approximately $28.8 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $4.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017 the Company had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $3.2 million and $565,000 in one-time fee income during the three months ended March 31, 2018 and 2017, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2018, the Company had approximately $22.9 million in exit fees receivable, of which approximately $20.4 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments. At December 31, 2017, the Company had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.6 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.3 million and $2.2 million in PIK income during the three months ended March 31, 2018 and 2017, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2018 and 2017.

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

Based on market quotations on or around March 31, 2018, the 2022 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 1.011, 1.000 and 1.015 per dollar at par value, respectively. At March 31, 2018, the 2024 Notes were trading on the NYSE for $25.28 per unit at par value. The par value at underwriting for the 2024 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $193.8 million, compared to the carrying amount of $190.2 million as of March 31, 2018.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at March 31, 2018 and December 31, 2017:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$193,778	$—	$—	$193,778
2022 Notes	151,611	—	151,611	—
2024 Notes	185,565	—	185,565	—
2021 Asset-Backed Notes	33,575	—	33,575	—
2022 Convertible Notes	233,450	—	233,450	—
Total	$797,979	$—	$604,201	$193,778

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description(1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$198,038	$—	$—	$198,038
2022 Notes	152,091	—	152,091	—
2024 Notes	188,061	—	188,061	—
2021 Asset-Backed Notes	49,199	—	49,199	—
2022 Convertible Notes	236,470	—	236,470	—
Total	$823,859	$—	$625,821	$198,038

(1)	As of March 31, 2018, and December 31, 2017, there were no borrowings outstanding on both the Wells Facility and Union Facility.

4. Borrowings

Outstanding Borrowings

At March 31, 2018 and December 31, 2017, the Company had the following available and outstanding borrowings:

	March 31, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,299	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,698	150,000	150,000	147,572
2024 Notes	183,510	183,510	179,161	183,510	183,510	179,001
2021 Asset-Backed Notes	33,575	33,575	33,156	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	223,878	230,000	230,000	223,488
Wells Facility (3)	120,000	—	—	120,000	—	—
Union Bank Facility (3)	75,000	—	—	75,000	—	—
Total	$982,285	$787,285	$772,192	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both March 31, 2018 and December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
SBA Debentures	$1,901	$2,059
2022 Notes	1,548	1,633
2024 Notes	4,417	4,591
2021 Asset-Backed Notes	420	503
2022 Convertible Notes	3,492	3,715
Wells Facility (1)	726	227
Union Bank Facility (1)	306	379
Total	$12,810	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of March 31, 2018, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of March 31, 2018. As of March 31, 2018, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2018 the Company held investments in HT II in 34 companies with a fair value of approximately $84.9 million, accounting for approximately 5.7% of the Company’s total investment portfolio at March 31, 2018. HT II held approximately $113.1 million in assets and accounted for approximately 5.7% of the Company’s total assets prior to consolidation at March 31, 2018.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2018, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of March 31, 2018. As of March 31, 2018, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2018, the Company held investments in HT III in 47 companies with a fair value of approximately $236.0 million, accounting for approximately 15.9% of the Company’s total investment portfolio at March 31, 2018. HT III held approximately $285.8 million in assets and accounted for approximately 14.4% of the Company’s total assets prior to consolidation at March 31, 2018.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2018 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended March 31, 2018 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56%. The average amount of debentures outstanding for the three months ended March 31, 2018 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%.

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$1,718	$1,719
Amortization of debt issuance cost (loan fees)	158	168
Total interest expense and fees	$1,876	$1,887
Cash paid for interest expense	$3,442	$3,442

In aggregate, at March 31, 2018, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2018, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2018 and December 31, 2017:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2018	December 31, 2017
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$—	$1,159
Amortization of debt issuance cost (loan fees)	—	1,546
Total interest expense and fees	$—	$2,705
Cash paid for interest expense	$—	$1,911

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% Notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to the Fourth Supplemental Indenture to the Base Indenture, dated October 23, 2017 (the “2022 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.5 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discounts and commissions of approximately $975,000, were approximately $1.7 million.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of March 31, 2018, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of March 31, 2018 and December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,548)	(1,633)
Original issue discount, net of accretion	(754)	(795)
Carrying value of 2022 Notes	$147,698	$147,572

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$1,734	$—
Amortization of debt issuance cost (loan fees)	84	—
Accretion of original issue discount	41	—
Total interest expense and fees	$1,859	$—
Cash paid for interest expense	$—	$—

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

On October 24, 2017, the Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017.

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

During the three months ended March 31, 2018, the Company did not sell any notes under the debt distribution agreement. During the year ended December 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of March 31, 2018 approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On February 9, 2018, the Company’s Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes and notice for such redemption was provided. The Company redeemed this portion of the 2024 Notes on April 2, 2018. See “Note 12 – Subsequent Events.”

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2018, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of March 31, 2018 and December 31, 2017, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Principal amount of debt	$183,510	$183,510
Unamortized debt issuance cost	(4,417)	(4,591)
Original issue premium, net of amortization	68	82
Carrying value of 2024 Notes	$179,161	$179,001

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$2,881	$3,987
Amortization of debt issuance cost (loan fees)	174	249
Amortization of original issue premium	(13)	(16)
Total interest expense and fees	$3,042	$4,220
Cash paid for interest expense	$2,867	$3,977

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

At March 31, 2018 and December 31, 2017, the 2021 Asset-Backed Notes had an outstanding principal balance of $33.6 million and $49.2 million, respectively.

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$341	$888
Amortization of debt issuance cost (loan fees)	83	210
Total interest expense and fees	$424	$1,098
Cash paid for interest expense	$387	$940

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $3.6 million and $3.7 million of restricted cash as of March 31, 2018 and December 31, 2017, respectively, funded through interest collections.

Convertible Notes

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2018, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of  March 31, 2018 and December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(3,492)	(3,715)
Original issue discount, net of accretion	(2,630)	(2,797)
Carrying value of 2022 Convertible Notes	$223,878	$223,488

For the three months ended March 31, 2018 and 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$2,516	$1,758
Amortization of debt issuance cost (loan fees)	223	133
Accretion of original issue discount	168	112
Total interest expense and fees	$2,907	$2,003
Cash paid for interest expense	$5,031	$—

As of March 31, 2018, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of March 31, 2018, and December 31, 2017, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2018 and 2017, this non-use fee was $150,000 and $145,000, respectively.

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

As of March 31, 2018, the minimum tangible net worth covenant increased to $742.7 million as a result of the public offering of 18.2 million shares of common stock issued for a total gross proceeds of approximately $242.8 million under an At-The-Market (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities (“JMP”) through February 2017, and a new ATM equity distribution agreement in September 2017 (the “Equity Distribution Agreement”) with JMP for the issuance of 1.6 million shares for gross proceeds of $20.5 million during 2017, and the issuance of 478,000 shares for gross proceeds of $6.3 million during the three months ended March 31, 2018. See “Note 6 – Stockholder’s Equity.”

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

The Company did not make any draws or repayments on the available facility during the three months ended March 31, 2018. The Company had aggregate draws of $8.5 million on the available facility during the three months ended March 31, 2017 offset by repayments of $13.5 million. There were no borrowings outstanding on the facility as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$—	$2
Amortization of debt issuance cost (loan fees)	44	107
Total interest expense and fees	$44	$109
Cash paid for interest expense	$—	$256

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2018, the company incurred non-use fees of $94,000. For the three months ended March 31, 2017, the company incurred non-use fees under the Prior Union Bank Facility of $94,000.

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

As of March 31, 2018, the minimum tangible net worth covenant increased to $789.2 million as a result the public offering of 18.2 million shares of common stock issued for a total net proceeds of approximately $239.8 million under the Prior Equity

Distribution Agreement through February 2017, and the issuance of 1.6 million shares for net proceeds of $20.0 million during 2017, and the issuance of 478,000 shares for net proceeds of $6.0 million during the three months ended March 31, 2018 under the Equity Distribution Agreement.  See “Note 6 - Stockholder’s Equity.”

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

In connection with the Union Bank Facility, the Company and Hercules Funding III also entered into the Sale Agreement, by and among Hercules Funding III, as borrower, the Company, as originator and servicer, and MUFG Union Bank, as agent. Under the Sale Agreement, the Company agrees to (i) sell or transfer certain loans to Hercules Funding III under the MUFG Union Bank Facility and (ii) act as servicer for the loans sold or transferred.

The Company did not make any draws or repayments on the available facility during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, there were no borrowings outstanding on the Union Bank Facility.

For the three months ended March 31, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense	$—	$—
Amortization of debt issuance cost (loan fees)	74	112
Total interest expense and fees	$74	$112
Cash paid for interest expense	$—	$—

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

During the three months ended March 31, 2018, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2018 distributions to stockholders will be.

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

Taxable income for the three months ended March 31, 2018 was approximately $23.6 million or $0.28 per share. Taxable net realized gains for the same period were $219,000 or approximately $0.00 per share. Taxable income for the three months ended March 31, 2017 was approximately $20.5 million or $0.25 per share. Taxable net realized gains for the same period were $3.9 million or approximately $0.05 per share.

For the three months ended March 31, 2018, the Company paid approximately $667,000 of tax expense and had no accrued but unpaid tax expense as of the balance sheet date. For the three months ended March 31, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date.

The Company intends to distribute 100% of spillover earnings from ordinary income from the Company’s taxable year ended December 31, 2017 to the Company’s stockholders during 2018.

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

During the three months ended March 31, 2018, the Company sold 478,000 shares of common stock for total accumulated net proceeds of approximately $6.0 million, including $312,000 of offering expenses under the Equity Distribution Agreement.

During the three months ended March 31, 2017, the Company sold 3.3 million shares of common stock under the Prior Equity Distribution Agreement for total accumulated net proceeds of approximately $46.9 million, including $495,000 of offering expenses.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2018, approximately 9.9 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events.”

The Company has issued stock options for common stock subject to future issuance, of which 542,690 and 590,525 were outstanding at March 31, 2018 and December 31, 2017, respectively.

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

The following table summarizes the common stock option activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	590,525	$13.60	668,171	$13.73
Granted	22,000	$12.11	56,000	$14.56
Exercised	(38,208)	$11.31	(24,023)	$11.23
Forfeited	(20,628)	$13.41	(4,723)	$10.46
Expired	(10,999)	$14.39	—	$—
Outstanding at March 31,	542,690	$13.69	695,425	$13.91
Shares Expected to Vest at March 31,	176,076	$13.69	297,487	$13.91

The following table summarizes common stock options outstanding and exercisable at March 31, 2018:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.02	305,884	5.67	$115,163	$12.35	157,004	5.13	$87,521	$12.07
$14.56 - $16.34	236,806	3.70	—	$15.42	209,610	3.40	—	$15.49
$9.25 - $16.34	542,690	4.81	$115,163	$13.69	366,614	4.14	$87,521	$14.02

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At March 31, 2018 options for 366,614 shares were exercisable at a weighted average exercise price of approximately $14.02 per share with a weighted average remaining contractual term of 4.14 years.

The Company determined that the fair value of options granted under the Plans during the three months ended March 31, 2018 and 2017 was approximately $12,000 and $40,000, respectively. During the three months ended March 31, 2018 and 2017, approximately $14,000 and $20,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2018, there was approximately $85,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.91 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Expected Volatility	21.19%	23.07%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	2.19% - 2.64%	1.70% - 2.02%

During the three months ended March 31, 2018 and 2017, the Company granted 334,995 shares and 4,464 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value of restricted stock awards granted under the Plans during the three months ended March 31, 2018 and 2017 was approximately $4.4 million and $65,000, respectively. As of March 31, 2018, there was approximately $5.7 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 2.22 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	261,245	$12.43	799,558	$12.54
Granted	334,995	$13.04	4,464	$14.56
Vested	(83,054)	$13.03	(240,299)	$12.42
Forfeited	(1,168)	$12.01	(1,602)	$13.60
Unvested at March 31,	512,018	$12.73	562,121	$12.61

During the three months ended March 31, 2018, and 2017, the Company granted 411,689 shares and 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value of restricted stock units granted under the Plans during the three months ended March 31, 2018 and 2017, was approximately $5.4 million and $8.5 million. As of March 31, 2018, there was approximately $9.6 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 2.32 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2018:

	Three Months Ended March 31,		Three Months Ended March 31,
	2018		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	594,322	$12.99	—	$—
Granted	411,689	$13.04	600,461	$13.94
Distribution Equivalent Unit Granted	20,386	$12.42	11,788	$13.94
Vested (1)	(198,006)	$12.91	—	$—
Forfeited	(3,544)	$12.66	(1,078)	$13.92
Unvested at March 31,	824,847	$12.69	611,171	$13.94

(1)

Pursuant to the December 29, 2016 amendment and restatement of the 2004 plan, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. As such, vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the three months ended March 31, 2018, the Company expensed approximately $2.3 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $1.8 million in compensation expense related to restricted stock awards during the three months ended March 31, 2017.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator
Net increase in net assets resulting from operations	$5,946	$(5,588)
Less: Distributions declared-common and restricted shares	(26,419)	(25,667)
Undistributed earnings	(20,473)	(31,255)
Undistributed earnings-common shares	(20,473)	(31,255)
Add: Distributions declared-common shares	26,247	25,479
Numerator for basic and diluted change in net assets per common share	$5,774	$(5,776)

Denominator
Basic weighted average common shares outstanding	84,596	81,420
Common shares issuable	70	—
Weighted average common shares outstanding assuming dilution	84,666	81,420

Change in net assets per common share
Basic	$0.07	$(0.07)
Diluted	$0.07	$(0.07)

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three months ended March 31, 2018 and 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.3 million shares related to 2022 Convertible Notes, 73,024 shares of unvested common stock options, and no shares of unvested restricted stock units. For the three months ended March 31, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 1.2 million shares related to 2022 Convertible Notes, 72,796 shares of unvested common stock options, and 30,649 shares of unvested restricted stock units.

At March 31, 2018 and December 31, 2017, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data (1):
Net asset value at beginning of period	$9.96	$9.90
Net investment income	0.31	0.28
Net realized gain (loss) on investments	(0.06)	0.04
Net unrealized appreciation (depreciation) on investments	(0.18)	(0.39)
Total from investment operations	0.07	(0.07)
Net increase (decrease) in net assets from capital share transactions (1)	(0.03)	0.22
Distributions of net investment income (6)	(0.31)	(0.31)
Distributions of capital gains (6)	—	—
Stock-based compensation expense included in investment income (2)	0.03	0.02
Net asset value at end of period	$9.72	$9.76

Ratios and supplemental data:
Per share market value at end of period	$12.10	$15.13
Total return (3)	(5.44%)	9.47%
Shares outstanding at end of period	85,239	82,801
Weighted average number of common shares outstanding	84,596	81,420
Net assets at end of period	$828,731	$807,896
Ratio of total expense to average net assets (4)	10.64%	11.48%
Ratio of net investment income before investment gains and losses to average net assets (4)	12.25%	10.99%
Portfolio turnover rate (5)	15.62%	10.89%
Weighted average debt outstanding	$795,060	$785,915
Weighted average debt per common share	$9.40	$9.65

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

(3)

The total return for the three months ended March 31, 2018 and 2017 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)

These ratios are calculated based on weighted average net assets for the relevant period and are annualized. The ratio of total expense to average net assets for the period ended March 31, 2017 was incorrectly computed. The ratio was revised from 7.99% as previously disclosed to 11.48% as adjusted. The ratio was incorrectly computed for June 30, 2017 as well. It will be revised from 7.63% as previously disclosed to 11.24% in the June 30, 2018 Consolidated Financial Statements.

(5)

The portfolio turnover rate for the three months ended March 31, 2018 and 2017 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

At March 31, 2018, the Company had approximately $51.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $174.0 million of non-binding term sheets outstanding at March 31, 2018. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2018, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Chemocentryx, Inc.	$10,000
Evernote Corporation	10,000
Proterra, Inc.	10,000
Impact Radius Holdings, Inc.	5,000
Wrike, Inc.	5,000
Achronix Semiconductor Corporation	5,000
Oak Street Health	5,000
Lithium Technologies, Inc.	878
Greenphire	500
Insurance Technologies Corp.	500
Total	$51,878

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $451,000 and $444,000 during the three months ended March 31, 2018 and 2017.

The Company’s contractual obligations as of March 31, 2018 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$787,285	$151,975	$61,550	$490,250	$83,510
Operating Lease Obligations (4)	17,290	2,436	5,005	5,912	3,937
Total	$804,575	$154,411	$66,555	$496,162	$87,447

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $183.5 million of the 2024 Notes, $33.6 million of the 2021 Asset-Backed Notes and $230.0 million of the 2022 Convertible Notes as of March 31, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects announced redemption of a portion of the 2024 Notes in April 2018. See “Note 4 – Borrowings.”

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

11. Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company has adopted this standard, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company has adopted this standard, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company has adopted this standard, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented.

12. Subsequent Events

Distribution Declaration

On April 25, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 21, 2018 to stockholders of record as of May 14, 2018. This distribution represents the Company’s fifty-first consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $14.33 per share.

Redemption of 2024 Notes

On February 9, 2018, the Company’s Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on April 2, 2018.

ATM Equity Program Issuances

Subsequent to March 31, 2018 and as of April 30, 2018, the Company sold 679,800 shares of common stock for total accumulated net proceeds of approximately $8.2 million, including $74,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of April 30, 2018, approximately 9.2 million shares remain available for issuance and sale under the Equity Distribution Agreement.

2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “2025 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2025 Notes generated net proceeds of approximately $73.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.0 million.

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018.

The 2025 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof.

The 2025 Notes are listed on the NYSE, and trade on the NYSE under the symbol “HCXZ.”

Portfolio Company Developments

As of April 30, 2018, the Company held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. In addition, subsequent to March 31, 2018, the following companies announced or completed liquidity events:

1.

In March 2018, our portfolio company IntegenX, Inc., the market leader of rapid human DNA identification technology for use in forensics and law enforcement applications, announced that they have been acquired by Thermo Fisher Scientific Inc., the world leader in serving science. Terms of the transaction were not disclosed.

2.	In April 2018, our portfolio company, DocuSign, Inc. completed its initial public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, and San Diego, CA.

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

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $113.1 million and $285.8 million in assets, respectively, and accounted for approximately 5.7% and 14.4% of our total assets, respectively, prior to consolidation at March 31, 2018. In aggregate, at March 31, 2018, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to Small Business Administration (“SBA”) approval. At March 31, 2018, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $1.5 billion at both March 31, 2018 and December 31, 2017. The fair value of our debt investment portfolio at March 31, 2018 was approximately $1.3 billion, compared to a fair value of approximately $1.4 billion December 31, 2017. The fair value of the equity portfolio at March 31, 2018 was approximately $114.0 million, compared to a fair value of approximately $89.4 million at December 31, 2017. The fair value of the warrant portfolio at March 31, 2018 was approximately $33.3 million, compared to a fair value of approximately $36.8 million at December 31, 2017.

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

Our portfolio activity for the three months ended March 31, 2018 and the year ended December 31, 2017 was comprised of the following:

(in millions)	March 31, 2018	December 31, 2017
Debt Commitments (1)
New portfolio company	$232.6	$773.2
Existing portfolio company	5.0	98.8
Total	$237.6	$872.0
Funded and Restructured Debt Investments (2)
New portfolio company	$162.6	$578.9
Existing portfolio company	45.0	175.9
Total	$207.6	$754.8
Funded Equity Investments
New portfolio company	$27.4	7.1
Existing portfolio company	1.3	2.9
Total	$28.7	$10.0
Unfunded Contractual Commitments (3)
Total	$51.9	$73.6
Non-Binding Term Sheets
New portfolio company	$146.0	$122.0
Existing portfolio company	28.0	—
Total	$174.0	$122.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2018, we received approximately $273.3 million in aggregate principal repayments. Of the approximately $273.3 million of aggregate principal repayments, approximately $29.8 million were scheduled principal payments and approximately $243.5 million were early principal repayments related to 12 portfolio companies. Of the approximately $243.5 million early principal repayments, approximately $18.5 million were early repayments due to merger and acquisition transactions for two portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the three months ended March 31, 2018 and the year ended December 31, 2017 was as follows:

(in millions)	March 31, 2018	December 31, 2017
Beginning portfolio	$1,542.2	$1,423.9
New fundings and restructures	236.3	764.8
Warrants not related to current period fundings	(0.10)	0.6
Principal payments received on investments	(29.8)	(119.5)
Early payoffs	(243.5)	(505.6)
Accretion of loan discounts and paid-in-kind principal	8.2	36.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(5.3)	(8.1)
New loan fees	(2.8)	(9.8)
Sale of investments	—	(11.0)
Loss on investments due to write offs	(6.5)	(39.6)
Net change in unrealized appreciation (depreciation)	(15.1)	10.0
Ending portfolio	$1,483.6	$1,542.2

As of March 31, 2018, we held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2018, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 5.1% to 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $33.0 million of unamortized fees at March 31, 2018, of which approximately $28.8 million was included as an offset to the cost basis of our current debt investments and approximately $4.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017, we had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of our current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2018, we had approximately $22.9 million in exit fees receivable, of which approximately $20.4 million was included as a component of the cost basis of our current debt investments and approximately $2.5 million was a deferred receivable related to expired commitments. At December 31, 2017, we had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as a component of the cost basis of our current debt investments and approximately $3.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.3 million and $2.2 million in PIK income in the three months ended March 31, 2018 and 2017, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 11.9% and 12.2% during the three months ended March 31, 2018 and 2017, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.3% and 13.4% for the three months ended March 31, 2018 and 2017, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -5.4% and 9.5% during the three months ended March 31, 2018 and 2017, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the software, drug discovery & development, internet consumer & business services, sustainable and renewable technology, drug delivery, healthcare services, medical devices & equipment, media/content/info, diversified financial services, information services, electronics & computer hardware, consumer & business products, surgical devices, communications & networking, biotechnology tools, semiconductors, diagnostic and specialty pharmaceuticals industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of March 31, 2018, approximately 78.1% of the fair value of our portfolio was composed of investments in five industries: 26.5% investments in the software industry, 26.1% investments in the drug discovery & development industry, 12.0% investments in the internet consumer & business services industry, 7.8% investments in the sustainable and renewable technology industry, and 5.7% investments in the drug delivery.

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

For the three months ended March 31, 2018 and the year ended December 31, 2017, our ten largest portfolio companies represented approximately 29.7% and 34.6% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2018 and December 31, 2017, we had five and seven investments, respectively, that represented 5% or more of our net assets. At March 31, 2018, we had seven equity investments representing approximately 64.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2017, we had nine equity investments which represented approximately 67.1% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of March 31, 2018, approximately 96.5% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

As of March 31, 2018, 85.6% of our debt investments were in a senior secured first lien position, 13.4% were secured by a senior second priority security interest in all of the portfolio company’s assets, other than intellectual property, and the remaining 1.0% were unsecured as a result of the terms of the acquisition of two of our portfolio companies. In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2018, of the approximately 85.6% of our debt investments in a senior secured first lien position, 48.0% were secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 33.3% were secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, or subject to a negative pledge. Another 1.7% of the Company’s debt investments were senior secured by the equipment of the portfolio company, and 2.6% were in a first lien “last-out” senior secured position with security interest in all assets of the portfolio company whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2018, we held warrants in 134 portfolio companies, with a fair value of approximately $33.3 million. The fair value of our warrant portfolio decreased by approximately $3.5 million, as compared to a fair value of $36.8 million at December 31, 2017 primarily related to the slight decrease in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $84.0 million to exercise such warrants as of March 31, 2018. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2018 and December 31, 2017, respectively:

(in thousands)	March 31, 2018			December 31, 2017
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	10	$141,761	10.6%	12	$345,191	24.4%
2	36	599,767	44.9%	32	583,017	41.2%
3	30	548,038	41.0%	32	443,775	31.3%
4	4	33,573	2.5%	4	41,744	2.9%
5	5	13,187	1.0%	5	2,257	0.2%
	85	$1,336,326	100.0%	85	$1,415,984	100.0%

As of March 31, 2018, our debt investments had a weighted average investment grading of 2.43 on a cost basis, as compared to 2.17 at December 31, 2017. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The decline in weighted average investment grading at March 31, 2018 from December 31, 2017 is primarily due to the payoff of our credit rating 1 positions, including Machine Zone, Inc. and Alimera Sciences, Inc., as well as the downgrade of Fuze, Inc., Clarabridge and Proterra, Inc., from a credit rating 2 to a credit rating 3. In addition, two positions were downgraded to a credit rating 5, while two positions that were rated 5 as of December 31, 2017 were sold or liquidated during the period.

At March 31, 2018, we had four debt investments on non-accrual with a cumulative investment cost and fair value of approximately $12.3 million and $0, respectively. At December 31, 2017, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cumulative cost of debt investments on non-accrual between March 31, 2018 and December 31, 2017 is the result of the liquidation of one debt investment that was on non-accrual at December 31, 2017. We recognized a realized loss of approximately $1.7 million on the write-off of the investment.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Investment Income

Interest Income

Total investment income for the three months ended March 31, 2018 was approximately $48.7 million as compared to approximately $46.4 million for the three months ended March 31, 2017.

Interest income for the three months ended March 31, 2018 totaled approximately $43.0 million as compared to approximately $42.9 million for the three months ended March 31, 2017. The increase in interest income for the three months ended March 31, 2018 as compared to the same period ended March 31, 2017 is primarily attributable to an increase in interest accelerations due to early loan repayments and other one-time events, offset by a decrease in recurring interest income.

Of the $43.0 million in interest income for the three months ended March 31, 2018, approximately $39.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $3.7 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $40.0 million and $2.9 million, respectively, of the $42.9 million interest income for the three months ended March 31, 2017.

The following table shows the PIK-related activity for the three months ended March 31, 2018 and 2017, at cost:

	Three Months Ended March 31,
(in thousands)	2018	2017
Beginning PIK interest receivable balance	$15,487	$9,930
PIK interest income during the period	2,308	2,215
PIK accrued (capitalized) to principal but not recorded as income during the period	—	—
Payments received from PIK loans	(7,983)	(46)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$9,812	$12,099

The increase in PIK interest income during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to an increase in the weighted average principal outstanding of loans which bear PIK interest. This increase is partially offset by an increase in the number of PIK loans that paid off during the period.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2018 totaled approximately $5.7 million as compared to approximately $3.5 million for the three months ended March 31, 2017. The increase in fee income for the three months ended March 31, 2018 is primarily due to an increase in the acceleration of unamortized fees due to early repayments and one-time fees between periods.

Of the $5.7 million in fee income for the three months ended March 31, 2018, approximately $1.3 million represents income from recurring fee amortization and approximately $4.4 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $3.2 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.1 million and $1.4 million, respectively, of the $3.5 million in income for the three months ended March 31, 2017.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2018 or 2017.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $22.6 million and $23.7 million during the three months ended March 31, 2018 and 2017, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $10.6 million and $12.4 million for the three months ended March 31, 2018 and 2017, respectively. Interest and fee expense for the three months ended March 31, 2018, as compared to March 31, 2017, decreased due to the partial redemption of our 2024 Notes and the redemption of our 2019 Notes in February 2017, which resulted in a one-time, non-cash acceleration of our unamortized fees and a thirty day interest overlap related to our Convertible Note issuance in January 2017.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.3% and 6.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the weighted average cost of debt for the three months ended March 31, 2018 as compared to the same period ended March 31, 2017 is primarily attributable to the redemption of our 2019 Notes between periods.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $4.0 million from $4.1 million for the three months ended March 31, 2018 and 2017. The decrease for the three months ended March 31, 2018 was primarily attributable to a reduction in corporate legal and other expenses.

Employee Compensation

Employee compensation and benefits totaled $5.8 million for the three months ended March 31, 2018 as compared to $5.3 million for the three months ended March 31, 2017. The increase between the comparative periods was primarily due to increased salaries and changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $2.3 million for the three months ended March 31, 2018 as compared to $1.8 million for the three months ended March 31, 2017. The increase for the three-month comparative period was primarily related to restricted stock award vesting.

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

A summary of realized gains and losses for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Realized gains	$1,108	$6,470
Realized losses	(6,028)	(3,233)
Net realized gains (losses)	$(4,920)	$3,237

During the three months ended March 31, 2018 we recognized net realized losses of $4.9 million. During the three months ended March 31, 2018, we recorded gross realized gains of $1.1 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $6.0 million primarily from the liquidation or write-off of our warrant and equity investments in six portfolio companies and our debt investments in two portfolio companies.

During the three months ended March 31, 2017, we recognized net realized gains of $3.2 million. During the three months ended March 31, 2017, we recorded gross realized gains of $6.4 million primarily from the sale of our holdings in three portfolio companies. These gains were offset by gross realized losses of $3.2 million primarily from the liquidation or write-off of our warrant and equity investments in two portfolio companies and the sale of our public bond position in one portfolio company.

The following table summarizes the change in net unrealized appreciation/depreciation of investments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross unrealized appreciation on portfolio investments	$7,797	$19,478
Gross unrealized depreciation on portfolio investments	(29,548)	(48,270)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	6,666	(2,405)
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	(15,085)	(31,197)
Other net unrealized appreciation (depreciation)	(112)	(306)
Total net unrealized depreciation on investments	$(15,197)	$(31,503)

During the three months ended March 31, 2018, we recorded $15.2 million of net unrealized depreciation, of which $15.1 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $8.3 million of net unrealized depreciation on our debt investments which was primarily related to $13.5 million of unrealized depreciation on the debt portfolio including $9.0 million of unrealized depreciation on collateral-based impairments on seven portfolio companies. This unrealized depreciation was partially offset by $5.2 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of two portfolio companies.

We recorded $4.1 million of net unrealized depreciation on our equity investments and $2.7 million of net unrealized depreciation on our warrant investments during the three months ended March 31, 2018. This net unrealized depreciation of $6.8 million was due to $8.2 million of unrealized depreciation on the equity and warrant portfolio partially offset by $1.4 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon being realized as a gain or loss due to the acquisition or liquidation of our equity and warrant investments.

During the three months ended March 31, 2017, we recorded $31.5 million of net unrealized depreciation, of which $31.2 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $31.2 million of net unrealized depreciation on our debt investments, which was primarily related to $39.8 million of unrealized depreciation for collateral-based impairments on ten portfolio companies offset by the reversal of $3.2 million unrealized depreciation for the prior period collateral-based impairments on one portfolio company.

We recorded $2.8 million of net unrealized depreciation on our equity investments primarily due to the reversal of approximately $4.7 million of unrealized appreciation for one portfolio company upon being realized as a gain. We also recorded $2.8 million of net unrealized appreciation on our warrant investments during the three months ended March 31, 2017.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB’s Accounting Standards Codification, as amended (“ASC”), “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2017 to our stockholders in 2018.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2018 we had a net increase in net assets resulting from operations of approximately $5.9 million and for the three months ended March 31, 2017 we had a net decrease in net assets resulting from operations of approximately $5.6 million.

Both the basic and fully diluted net change in net assets per common share were $0.07 per share for the three months ended March 31, 2018. Both the basic and fully diluted net change in net assets per common share were $(0.07) per share for the three months ended March 31, 2017.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2018 and 2017, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three months ended March 31, 2018 and 2017 as our share price was less than the conversion price in effect which results in anti-dilution.

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

During the three months ended March 31, 2018, we sold 478,000 shares of common stock, which were issued under the Equity Distribution Agreement, for a total accumulated net proceeds of approximately $6.0 million, including $312,000 of offering expenses. As of March 31, 2018, approximately 9.9 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “ – Subsequent Events.”

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

We did not sell any notes under the program during the three months ended March 31, 2018. During the year ended December 31, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of March 31, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to the Fourth Supplemental Indenture to the Base Indenture, dated October 23, 2017 (the “2022 Notes Indenture”), between us and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.5 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of approximately $975,000, were approximately $1.7 million.

On November 23, 2017, we redeemed $75.0 million of the $258.5 million issued and outstanding aggregate principal amount of our 2024 Notes. On April 2, 2018, we redeemed an additional $100.0 million of the remaining outstanding aggregate principal amount of the 2024 Notes.

At March 31, 2018, we had $190.2 million of SBA debentures, $150.0 million of 2022 Notes, $183.5 million of 2024 Notes, $33.6 million of 2021 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility.

At March 31, 2018, we had $313.2 million in available liquidity, including $118.2 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2018, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2018, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At March 31, 2018, we had approximately $3.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the three months ended March 31, 2018, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three months ended March 31, 2018, our operating activities provided $63.0 million of cash and cash equivalents, compared to $11.7 million provided during the three months ended March 31, 2017. This $51.3 million increase in cash provided by operating activities is primarily related to an increase in investment repayments of $138.4 million and an increase in net realized losses on investments of $8.2 million, partially offset by an increase in investment purchases of $82.6 million and a decrease in net unrealized depreciation of $16.3 million.

During the three months ended March 31, 2018, our investing activities used approximately $72,000 of cash, compared to $39,000 used during the three months ended March 31, 2017.

During the three months ended March 31, 2018, our financing activities used $36.1 million of cash, compared to $128.0 million provided during the three months ended March 31, 2017. The $164.1 million decrease in cash provided by financing activities was primarily due to a decrease in the issuance of our common stock under the equity distribution agreement of $41.0 million, the net issuance of $225.5 million of the 2022 Convertible Notes, offset by the repayment of $110.4 million of 2019 Notes during the three months ended March 31, 2017.

As of March 31, 2018, net assets totaled $828.7 million, with a NAV per share of $9.72. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% (or 150%, subject to certain approval and disclosure requirements) after each issuance of senior securities. As of March 31, 2018 our asset coverage ratio under our regulatory requirements as a business development company was 238.2% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% (or 150%, subject to certain approval and disclosure requirements), which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage ratio when including our SBA debentures was 204.8% at March 31, 2018.

Outstanding Borrowings

At March 31, 2018 and December 31, 2017, we had the following available borrowings and outstanding amounts:

	March 31, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,299	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,698	150,000	150,000	147,572
2024 Notes	183,510	183,510	179,161	183,510	183,510	179,001
2021 Asset-Backed Notes	33,575	33,575	33,156	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	223,878	230,000	230,000	223,488
Wells Facility (3)	120,000	—	—	120,000	—	—
Union Bank Facility (3)	75,000	—	—	75,000	—	—
Total	$982,285	$787,285	$772,192	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both March 31, 2018 and December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of March 31, 2018 and December 31, 2017 were as follows:

(in thousands)	March 31, 2018	December 31, 2017
SBA Debentures	$1,901	$2,059
2022 Notes	1,548	1,633
2024 Notes	4,417	4,591
2021 Asset-Backed Notes	420	503
2022 Convertible Notes	3,492	3,715
Wells Facility (1)	726	227
Union Bank Facility (1)	306	379
Total	$12,810	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three months ended March 31, 2018.

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

At March 31, 2018, we had approximately $51.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $174.0 million of non-binding term sheets outstanding to three new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2018, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Chemocentryx, Inc.	$10,000
Evernote Corporation	10,000
Proterra, Inc.	10,000
Impact Radius Holdings, Inc.	5,000
Wrike, Inc.	5,000
Achronix Semiconductor Corporation	5,000
Oak Street Health	5,000
Lithium Technologies, Inc.	878
Greenphire	500
Insurance Technologies Corp.	500
Total	$51,878

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2018:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$787,285	$151,975	$61,550	$490,250	$83,510
Operating Lease Obligations (4)	17,290	2,436	5,005	5,912	3,937
Total	$804,575	$154,411	$66,555	$496,162	$87,447

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $183.5 million of the 2024 Notes, $33.6 million of the 2021 Asset-Backed Notes and $230.0 million of the 2022 Convertible Notes as of March 31, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects announced redemption of a portion of the 2024 Notes in April 2018. See “ – Subsequent Events.”

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $451,000 and $444,000 during the three months ended March 31, 2018 and 2017 respectively.

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

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
Cumulative distributions declared and paid prior to January 1, 2016			$11.23
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
February 14, 2018	March 5, 2018	March 12, 2018	0.31
April 25, 2018	May 14, 2018	May 21, 2018	0.31
			$14.33

On April 25, 2018, the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 21, 2018 to stockholders of record as of May 14, 2018. This distribution represents our fifty-first consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.33 per share.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2017, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended March 31, 2018, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2018 distributions to stockholders will actually be.

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

We intend to distribute 100% of our spillover earnings, which consists of ordinary income, from the year ended December 31, 2017 to our stockholders during 2018.

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

At March 31, 2018, approximately 91.6% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three months ended March 31, 2018.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three months ended March 31, 2018. See “— Results of Operations” for a comparison of investment income for the three months ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We have adopted this standard, which did not have a material impact, on our consolidated financial statements and related disclosures for the periods presented.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs.  ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We have adopted this standard, which did not have a material impact, on our consolidated financial statements and related disclosures for the periods presented.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. We have adopted this standard, which did not have a material impact, on our consolidated financial statements and related disclosures for the periods presented.

Subsequent Events

Distribution Declaration

On April 25, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on May 21, 2018 to stockholders of record as of May 14, 2018. This distribution represents our fifty-first consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.33 per share.

Redemption of 2024 Notes

On February 9, 2018, our Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on April 2, 2018.

ATM Equity Program Issuances

Subsequent to March 31, 2018 and as of April 30, 2018, we sold 679,800 shares of common stock for total accumulated net proceeds of approximately $8.2 million, including $74,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of April 30, 2018, approximately 9.2 million shares remain available for issuance and sale under the Equity Distribution Agreement.

2025 Notes

On April 26, 2018, we issued $75.0 million in aggregate principal amount of 5.25% notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “2025 Notes Indenture”), between us and U.S. Bank, National Association, as trustee. The sale of the 2025 Notes generated net proceeds of approximately $73.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.0 million.

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018.

The 2025 Notes will be our direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

We may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof.

The 2025 Notes are listed on the NYSE, and trade on the NYSE under the symbol “HCXZ.”

Portfolio Company Developments

As of April 30, 2018, we held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. In addition, subsequent to March 31, 2018, the following companies announced or completed liquidity events:

1.

In March 2018, our portfolio company IntegenX, Inc., the market leader of rapid human DNA identification technology for use in forensics and law enforcement applications, announced that they have been acquired by Thermo Fisher Scientific Inc., the world leader in serving science. Terms of the transaction were not disclosed.

2.	In April 2018, our portfolio company, DocuSign, Inc. completed its initial public offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2018, approximately 96.5% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS(1)
25	$3,088	$—	$3,088	$0.04
50	$6,197	$—	$6,197	$0.07
75	$9,394	$—	$9,394	$0.11
100	$12,591	$—	$12,591	$0.15
200	$25,791	$—	$25,791	$0.30
300	$38,578	$—	$38,578	$0.46

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 84,596.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2018 we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, 2024 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 22, 2018.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies March 31, 2018 that represent greater than 5% of our net assets:

	March 31, 2018
(in thousands)	Fair Value	Percentage of Net Assets
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	$60,893	7.3%
Axovant Sciences Ltd.	53,842	6.5%
Fuze, Inc.	50,418	6.1%
Emma, Inc.	47,785	5.8%
Snagajob.com, Inc.	42,572	5.1%
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•	Emma, Inc. is a technology company that offers software to enable organizations to create, send and track email marketing campaigns and online surveys.
•	Snagajob.com, Inc. is a technology company that offers an array of services designed to simplify the hourly job recruiting process for both job seekers and employers.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Recently passed legislation may allow us to incur additional leverage.

Historically, as a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The Small Business Credit Availability Act, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). As a result of this new law, we may be able to incur additional indebtedness subject to relevant approval and disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our other securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2018, we issued 34,758 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $426,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

2018 Annual Meeting

We have not yet announced the date for our 2018 annual meeting of stockholders (the “2018 Annual Meeting”). Because we expect that the 2018 Annual Meeting date will represent a change of more than thirty days from the anniversary of our 2017 annual meeting of stockholders held on December 13, 2017, the deadline for the receipt of stockholder proposals for the 2018 Annual Meeting will change. When we set the date for our 2018 Annual Meeting, we will publicly announce such data and deadlines for the receipt of stockholder proposals.

Retention Performance Stock Units and Cash Retention Bonus Awards

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under its 2004 Equity Incentive Plan to Manuel Henriquez and Scott Bluestein, and separate cash bonus awards with similar terms (the “Cash Awards”) to Gerard Waldt and three other senior personnel.  The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”) and further align the interests of key management with those of the Company’s shareholders.  The Company believes that there is a highly competitive market place for senior personnel that have the experience and track record of successfully sourcing, financing and managing the asset class in which the Company invests.  Accordingly, the Compensation Committee and the other independent directors adopted this program with the assistance of F.W. Cook.  These awards are intended to promote long term management consistency and retention and to mitigate the likelihood of departure to competitors of those individuals most responsible for delivering financial performance to our shareholders. The objectives are sought to be achieved by offering a four year cliff vesting retention program to reward critical executives and senior personnel, whose services are valuable to the Company and industry competitors as a result of their proven and specialized expertise sourcing and funding venture debt.  The target number of Retention PSUs granted to Mr. Henriquez and Mr. Bluestein are 812,348 and 487,409, respectively.  The target amount of the Cash Award granted to Mr. Waldt is $500,000, and $3,500,000, in the aggregate, for the three other senior personnel.

The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control. No Retention PSUs or Cash Awards will vest if the Company’s TSR relative to certain specified publicly traded business development companies (BDCs) is not at or above the 25th percentile level of such BDCs.  50% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 25th percentile level. 100% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 50th percentile level.  200% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 90th percentile level.  If the Company’s TSR performance is between the 25th percentile and the 50th percentile, or between the 50th percentile and the 90th percentile, of such BDCs, the amount of the Cash Awards vested and payable and the number of vested and payable Retention PSUs will be determined by linear interpolation between the foregoing metrics.  Dividend equivalents will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such dividend equivalents relate actually vest.  The Cash Awards are not eligible to accrue dividend equivalents.  TSR is calculated assuming dividend reinvestment and measurement begins on the date of grant and utilizes a 20 trading day volume weighted average price ending on the last trading day of the four year TSR performance period.

In the event of death or disability occurring prior to the fourth anniversary of the date of grant, Retention PSUs and the Cash Awards will vest, along with, in the case only of the Retention PSUs, any accrued dividend equivalents, on the date of such death or disability, with the Relative TSR Percentile Rank used to calculate such vesting to be the greater of (a) 50% and (b) the actual Relative TSR Percentile Rank as of the date of such death or disability.  In the event of a voluntary termination prior to the fourth anniversary, all Cash Awards and Retention PSUs, and accrued dividend equivalents, will be forfeited.  In the event of an involuntary termination without Cause prior to the fourth anniversary of the date of grant, the Retention PSUs and Cash Awards will be pro-rated based on service through the date of termination and such pro-rated Retention PSUs and Cash Awards will vest based on the actual relative TSR performance over the four year TSR performance period.  In the event of a termination for Cause occurring at any time prior to delivery of the shares underlying the Retention PSUs or payment of the Cash Awards, all Retention PSUs and accrued dividend equivalents, and Cash Awards will be forfeited.

In the event of a change in control of the Company, Retention PSUs and Cash Awards will vest and be paid on a non-pro-rated basis based on the actual relative TSR performance through the date of the change in control utilizing the transaction price for the Company and the peer group TSR through the date of the change in control.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1*	Form of Retention Performance Stock Unit Award Agreement.
10.2*	Form of Cash Retention Bonus Award Agreement.
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1*	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2018

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	March 31,
		Credited to	Realized	2017	Gross	Gross	Appreciation/	2018
Portfolio Company	Investment (1)	Income (2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Common Stock	$—	$—	$242	$—	$—	$(125)	$117
Gibraltar Business Capital, LLC (8)	Senior Debt	127	—	—	9,802	—	—	9,802
	Preferred Stock	—	—	—	25,538	—	—	25,538
	Common Stock	—	—	—	1,861	—	—	1,861
Total Majority Owned Control Investments		$127	$—	$242	$37,201	$—	$(125)	$37,318
Other Control Investments
Second Time Around (Simplify Holdings, LLC) (7)	Senior Debt	$—	$(1,743)	$—	$—	$(1,781)	$1,781	$—
Tectura Corporation(5)	Senior Debt	459	335	19,219	487	(335)	(2,276)	17,095
	Preferred Stock	—	—	—	—	—	—	—
Total Other Control Investments		$459	$(1,408)	$19,219	$487	$(2,116)	$(495)	$17,095
Total Control Investments		$586	$(1,408)	$19,461	$37,688	$(2,116)	$(620)	$54,413

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$—	$86	$—	$—	$185	$271
	Preferred Stock	—	—	6,205	1,301	—	(1,250)	6,256
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)(6)	Senior Debt	561	—	13,604	166	(2,000)	(87)	11,683
	Common Stock	—	—	11,400	—	—	915	12,315
Stion Corporation	Preferred Warrants	—	—	—	—	—	—	—
Total Affiliate Investments		$561	$—	$31,295	$1,467	$(2,000)	$(237)	$30,525
Total Control and Affiliate Investments		$1,147	$(1,408)	$50,756	$39,155	$(4,116)	$(857)	$84,938

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(7)	As of February 2018, the Company’s investments in Second Time Around ((Simplify Holdings, LLC) were deemed wholly worthless and written off for a realized loss.
(8)	As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2018

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Communications & Networking	Common Stock			100	$3,100	$117
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$10,000	9,802	9,802
	Diversified Financial Services	Preferred Stock			10,602,752	25,538	25,538
	Diversified Financial Services	Common Stock			830,000	1,861	1,861
Total Gibraltar Business Capital, LLC						$37,201	$37,201
Total Majority Owned Control Investments (4.51%)*						$40,301	$37,318
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,450	$20,450	$17,095
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
Total Tectura Corporation						20,690	17,095
Total Other Control Investments (2.06%)*						$20,690	$17,095
Total Control Investments (6.57%)*						$60,991	$54,413

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			6,185,567	$3,000	$345
	Medical Devices & Equipment	Preferred Series C Equity			1,927,309	655	100
	Medical Devices & Equipment	Preferred Series D Equity			55,103,923	5,257	3,193
	Medical Devices & Equipment	Preferred Series E Equity			31,199,131	2,609	2,618
	Medical Devices & Equipment	Preferred Series E Warrants			10,535,275	1,252	271
Total Optiscan BioMedical, Corp.						12,773	6,527
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$12,000	11,770	11,683
	Sustainable and Renewable Technology	Common Stock			288	61,502	12,315
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$73,272	$23,998
Stion Corporation	Sustainable and Renewable Technology	Preferred Series Seed Warrants			2,154	1,378	—
Total Affiliate Investments (3.68%)*						$87,423	$30,525
Total Control and Affiliate Investments (10.25%)*						$148,414	$84,938

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: May 3, 2018	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 3, 2018	/S/ GERARD R. WALDT, JR.
Gerard R. Waldt, Jr.
Interim Chief Accounting Officer