Form 10-Q
period 2018-06-30
Hercules Capital, Inc.
filed 2018-08-02
CIK 1280784

zp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

On July 30, 2018, there were 95,831,773 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,614,160 and $1,506,454, respectively)	$1,616,515	$1,491,458
Control investments (cost of $59,337 and $25,419, respectively)	56,716	19,461
Affiliate investments (cost of $84,063 and $87,956, respectively)	28,705	31,295
Total investments in securities, at value (cost of $1,757,560 and $1,619,829, respectively)	1,701,936	1,542,214
Cash and cash equivalents	59,461	91,309
Restricted cash	15,886	3,686
Interest receivable	14,408	12,262
Other assets	906	5,244
Total assets	$1,792,597	$1,654,715

Liabilities
Accounts payable and accrued liabilities	$25,115	$26,896
SBA Debentures, net (principal of $190,200 and $190,200, respectively) (1)	188,457	188,141
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	147,728	147,572
2024 Notes, net (principal of $83,510 and $183,510, respectively) (1)	81,694	179,001
2025 Notes, net (principal of $75,000 and $0, respectively) (1)	72,616	—
2021 Asset-Backed Notes, net (principal of $31,088 and $49,153, respectively) (1)	30,698	48,650
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	224,269	223,488
Credit Facilities	58,323	—
Total liabilities	$828,900	$813,748

Net assets consist of:
Common stock, par value	94	85
Capital in excess of par value	1,026,313	908,501
Unrealized appreciation (depreciation) on investments (2)	(56,760)	(79,760)
Accumulated undistributed realized gains (losses) on investments	(34,205)	(20,374)
Undistributed net investment income	28,255	32,515
Total net assets	$963,697	$840,967
Total liabilities and net assets	$1,792,597	$1,654,715

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	94,260	84,424
Net asset value per share	$10.22	$9.96

(1)

The Company’s SBA Debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $1.1 million and $2.1 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, and estimated taxes payable as of June 30, 2018 and December 31, 2017, respectively.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Restricted Cash	$15,886	$3,686
Total investments in securities, at value (cost of $98,105 and $146,208, respectively)	97,924	144,513
Total assets	$113,810	$148,199

Liabilities
2021 Asset-Backed Notes, net (principal of $31,088 and $49,153, respectively) (1)	$30,698	$48,650
Total liabilities	$30,698	$48,650

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income:
Interest income
Non-control/Non-affiliate investments	$44,535	$39,979	$86,369	$82,324
Control investments	841	527	1,427	1,041
Affiliate investments	500	—	1,061	2
Total interest income	45,876	40,506	88,857	83,367
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	1,930	2,440	4,370	5,374
Control investments	—	5	—	10
Affiliate investments	84	—	192	—
Total commitment, facility and loan fee income	2,014	2,445	4,562	5,384
One-time fee income:
Non-control/Non-affiliate investments	1,672	5,501	4,843	6,066
Total one-time fee income	1,672	5,501	4,843	6,066
Total fee income	3,686	7,946	9,405	11,450
Total investment income	49,562	48,452	98,262	94,817
Operating expenses:
Interest	9,878	9,254	19,264	18,861
Loan fees	3,362	1,348	4,537	4,186
General and administrative
Legal Expenses	637	2,141	1,212	2,867
Other Expenses	3,037	2,609	6,471	5,947
Total general and administrative	3,674	4,750	7,683	8,814
Employee compensation:
Compensation and benefits	7,017	5,916	12,775	11,262
Stock-based compensation	2,857	1,909	5,166	3,742
Total employee compensation	9,874	7,825	17,941	15,004
Total operating expenses	26,788	23,177	49,425	46,865
Net investment income	22,774	25,275	48,837	47,952
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(3,953)	(5,319)	(7,465)	(2,030)
Control investments	(2,900)	(394)	(4,308)	(445)
Affiliate investments	(2,058)	—	(2,058)	—
Total net realized gain (loss) on investments	(8,911)	(5,713)	(13,831)	(2,475)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	32,700	66,255	18,360	34,100
Control investments	3,957	(53,349)	3,337	(53,135)
Affiliate investments	1,540	681	1,303	1,119
Total net unrealized appreciation (depreciation) on investments	38,197	13,587	23,000	(17,916)
Total net realized and unrealized gain (loss)	29,286	7,874	9,169	(20,391)
Net increase (decrease) in net assets resulting from operations	$52,060	$33,149	$58,006	$27,561

Net investment income before investment gains and losses per common share:
Basic	$0.26	$0.31	$0.57	$0.58
Change in net assets resulting from operations per common share:
Basic	$0.59	$0.40	$0.67	$0.33
Diluted	$0.59	$0.40	$0.67	$0.33
Weighted average shares outstanding
Basic	87,125	82,292	85,868	81,858
Diluted	87,199	82,395	85,939	81,953
Distributions declared per common share:
Basic	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

					Accumulated
				Unrealized	Undistributed
			Capital in	Appreciation	Realized	Undistributed
	Common Stock		excess	(Depreciation)	Gains (Losses)	Net Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income	Assets
Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$14,314	$22,918	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,916)	(2,475)	47,952	27,561
Public offering, net of offering expenses	3,309	3	46,908	—	—	—	46,911
Issuance of common stock due to stock option exercises	27	—	211	—	—	—	211
Retired shares from net issuance	(18)	—	(170)	—	—	—	(170)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—
Retired shares for restricted stock vesting	(145)	—	(1,988)	—	—	—	(1,988)
Distributions reinvested in common stock	81	—	1,122	—	—	—	1,122
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	—	(51,330)	(51,330)
Stock-based compensation (1)	—	—	3,777	—	—	—	3,777
Balance at June 30, 2017	82,819	$83	$892,930	$(106,941)	$11,839	$19,540	$817,451

Balance at December 31, 2017	84,424	$85	$908,501	$(79,760)	$(20,374)	$32,515	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	23,000	(13,831)	48,837	58,006
Public offering, net of offering expenses	9,486	9	112,617	—	—	—	112,626
Issuance of common stock due to stock option exercises	38	—	433	—	—	—	433
Retired shares from net issuance	(36)	—	(447)	—	—	—	(447)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—	—
Retired shares for restricted stock vesting	(57)	—	(688)	—	—	—	(688)
Distributions reinvested in common stock	69	—	854	—	—	—	854
Distributions	—	—	—	—	—	(53,097)	(53,097)
Stock-based compensation (1)	—	—	5,043	—	—	—	5,043
Balance at June 30, 2018	94,260	$94	$1,026,313	$(56,760)	$(34,205)	$28,255	$963,697

(1)	Stock-based compensation includes $20 and $35 of restricted stock and option expense related to director compensation for the six months ended June 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$58,006	$27,561
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(563,744)	(340,632)
Principal and fee payments received on investments	414,347	349,519
Proceeds from the sale of investments	9,768	18,450
Net unrealized depreciation (appreciation) on investments	(23,000)	17,916
Net realized loss (gain) on investments	13,831	2,475
Accretion of paid-in-kind principal	(4,696)	(4,656)
Accretion of loan discounts	(1,562)	(3,776)
Accretion of loan discount on Convertible Notes	336	280
Accretion of loan exit fees	(8,923)	(10,653)
Change in deferred loan origination revenue	3,415	19
Unearned fees related to unfunded commitments	1,616	769
Amortization of debt fees and issuance costs	3,999	3,557
Depreciation	94	105
Stock-based compensation and amortization of restricted stock grants (1)	5,043	3,777
Change in operating assets and liabilities:
Interest and fees receivable	(2,146)	1,410
Prepaid expenses and other assets	518	589
Accounts payable	244	—
Accrued liabilities	(1,016)	898
Net cash provided by (used in) operating activities	(93,870)	67,608

Cash flows from investing activities:
Purchases of capital equipment	(116)	(89)
Net cash provided by (used in) investing activities	(116)	(89)

Cash flows from financing activities:
Issuance of common stock, net	112,626	46,911
Retirement of employee shares	(701)	(1,947)
Distributions paid	(52,243)	(50,208)
Issuance of 2022 Convertible Notes	—	230,000
Issuance of 2024 Notes	—	5,637
Issuance of 2025 Notes	75,000	—
Repayments of 2019 Notes	—	(110,364)
Repayments of 2024 Notes	(100,000)	—
Repayments of 2021 Asset-Backed Notes	(18,065)	(21,527)
Borrowings of credit facilities	150,700	8,497
Repayments of credit facilities	(92,377)	(13,513)
Cash paid for debt issuance costs	(519)	(4,480)
Fees paid for credit facilities and debentures	(83)	(253)
Net cash provided by (used in) financing activities	74,338	88,753
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,648)	156,272
Cash, cash equivalents and restricted cash at beginning of period	94,995	21,366
Cash, cash equivalents and restricted cash at end of period	$75,347	$177,638

Supplemental non-cash investing and financing activities:
Distributions reinvested	854	1,122

(1)	Stock-based compensation includes $20 and $35 of restricted stock and option expense related to director compensation for the six months ended June 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$59,461	$160,412
Restricted cash	15,886	17,226
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$75,347	$177,638

See “Note 2 – Summary of Significant Accounting Policies” and “Note 11- Recent Accounting Pronouncements” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,152	$5,172
Subtotal: 1-5 Years Maturity						5,152	5,172
Subtotal: Biotechnology Tools (0.54%)*						5,152	5,172
Consumer & Business Products
Under 1 Year Maturity
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 1.5% or Floor rate of 11.00%	$1,000	1,000	1,000
Subtotal: Under 1 Year Maturity						1,000	1,000
1-5 Years Maturity
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 2.95% or Floor rate of 12.45%, 2.95% Exit Fee	$16,814	17,072	17,064
WHOOP, INC.	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 8.50%, 6.95% Exit Fee	$6,000	5,915	5,916
Subtotal: 1-5 Years Maturity						22,987	22,980
Subtotal: Consumer & Business Products (2.49%)*						23,987	23,980
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC. (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$10,000	9,809	9,809
Subtotal: 1-5 Years Maturity						9,809	9,809
Subtotal: Diversified Financial Services (1.02%)*						9,809	9,809
Drug Delivery
Under 1 Year Maturity
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$7,625	8,160	8,160
ZP Opco, Inc. (p.k.a. Zosano Pharma) (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%, 2.87% Exit Fee	$3,233	3,570	3,570
Subtotal: Under 1 Year Maturity						11,730	11,730
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (11)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$14,891	15,567	15,486
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 4.25% Exit Fee	$25,000	25,155	25,124
Subtotal: 1-5 Years Maturity						40,722	40,610
Subtotal: Drug Delivery (5.43%)*						52,452	52,340

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Drug Discovery & Development
Under 1 Year Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	February 2019	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$3,067	$3,695	$3,695
CytRx Corporation (11)(15)	Drug Discovery & Development	Senior Secured	August 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%, 7.09% Exit Fee	$7,884	9,576	9,576
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$2,277	2,561	33
Subtotal: Under 1 Year Maturity						15,832	13,304
1-5 Years Maturity
Acacia Pharma Inc.	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,759	9,759
Aveo Pharmaceuticals, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	9,993	9,861
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	10,066	10,011
Total Aveo Pharmaceuticals, Inc.					$20,000	20,059	19,872
Axovant Sciences Ltd. (5)(10)(13)(16)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	53,942	53,958
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.49% Exit Fee	$5,581	5,960	5,967
BridgeBio Pharma LLC	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.35% or Floor rate of 9.35%, 6.35% Exit Fee	$35,000	34,651	34,651
Chemocentryx, Inc. (10)(15)(17)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$15,000	14,892	14,833
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$14,000	14,591	14,568
Mesoblast (5)(10)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$35,000	34,894	34,894
Metuchen Pharmaceuticals LLC (12)(14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$20,731	21,252	21,184
Motif BioSciences Inc. (5)(10)(15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$15,000	14,774	14,665
Myovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	39,772	39,408
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (10)(15)(16)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,558	40,128
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,151	10,033
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,029	9,935
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$60,000	60,738	60,096
Stealth Bio Therapeutics Corp. (5)(10)(12)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 5.00% Exit Fee	$20,000	20,069	19,878
Tricida, Inc. (15)(17)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 3.35% or Floor rate of 8.35%, 11.14% Exit Fee	$25,000	24,864	24,864
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%, 5.48% Exit Fee	$20,000	20,761	20,711
Verastem, Inc. (12)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,005	4,982
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,037	5,014
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,003	4,979
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$10,000	9,904	9,781
Total Verastem, Inc.					$25,000	24,949	24,756
Subtotal: 1-5 Years Maturity						415,927	414,064
Subtotal: Drug Discovery & Development (44.35%)*						431,759	427,368

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,016	$9,963
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 2.95% Exit Fee	$12,084	12,042	12,042
Subtotal: 1-5 Years Maturity						22,058	22,005
Subtotal: Electronics & Computer Hardware (2.28%)*						22,058	22,005
Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Corporation (14)(15)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$17,764	17,635	17,691
	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$5,053	5,019	5,034
Total Medsphere Systems Coporation					$22,817	22,654	22,725
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$30,000	30,100	29,823
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,913	19,785
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,944	9,843
Total PH Group Holdings					$30,000	29,857	29,628
Subtotal: 1-5 Years Maturity						82,611	82,176
Subtotal: Healthcare Services, Other (8.53%)*						82,611	82,176
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$15,157	14,807	14,608
Netbase Solutions, Inc. (13)(14)	Information Services	Senior Secured	August 2020	Interest rate PRIME + 6.00% or Floor rate of 10.00%, PIK Interest 2.00%, 3.00% Exit Fee	$9,142	8,985	8,965
Subtotal: 1-5 Years Maturity						23,792	23,573
Subtotal: Information Services (2.45%)*						23,792	23,573

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Internet Consumer & Business Services
Under 1 Year Maturity
Intent Media, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.25% or Floor rate of 8.75%, PIK Interest 1.00%, 2.00% Exit Fee	$5,076	$5,096	$5,096
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.35%, 2.00% Exit Fee	$2,044	2,042	2,042
	Internet Consumer & Business Services	Senior Secured	May 2019	Interest rate PRIME + 5.50% or Floor rate of 9.00%, PIK Interest 2.50%, 2.00% Exit Fee	$2,047	2,045	2,045
Total Intent Media, Inc.					$9,167	9,183	9,183
The Faction Group LLC	Internet Consumer & Business Services	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,000	2,000	2,000
Subtotal: Under 1 Year Maturity						11,183	11,183
1-5 Years Maturity
AppDirect, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	19,859	19,738
Art.com, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	April 2021	Interest rate PRIME + 5.40% or Floor rate of 10.15%, PIK Interest 1.70%, 1.50% Exit Fee	$10,030	9,873	9,873
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$11,000	10,884	10,884
EverFi, Inc. (14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 8.65%, PIK Interest 2.30%	$50,115	50,067	50,067
First Insight, Inc. (15)(17)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$6,000	5,876	5,876
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$3,433	3,432	3,437
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,500	1,500	1,488
Total Greenphire Inc.					$4,933	4,932	4,925
Interactions Corporation (19)	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,052	25,128
LogicSource (15)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$4,820	5,145	5,144
RumbleON, Inc.	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 4.55% Exit Fee	$5,000	4,945	4,945
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$41,429	41,398	41,552
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,608	20,608	19,127
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,288	20,848	19,127
The Faction Group LLC.	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$8,000	8,000	8,008
Wheels Up Partners LLC	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$21,701	21,503	21,503
Xometry, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.45% Exit Fee	$7,000	6,942	6,942
Subtotal: 1-5 Years Maturity						235,324	233,712
Subtotal: Internet Consumer & Business Services (25.41%)*						246,507	244,895

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 1.95% Exit Fee	$15,164	$15,133	$15,156
FanDuel, Inc. (9)(10)(12)(14)	Media/Content/Info	Senior Secured	November 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 10.41% Exit Fee	$19,354	20,380	20,380
	Media/Content/Info	Convertible Debt	September 2020	PIK Interest 25.00%	$1,000	1,000	1,723
Total FanDuel, Inc.					$20,354	21,380	22,103
Subtotal: 1-5 Years Maturity						36,513	37,259
Subtotal: Media/Content/Info (3.87%)*						36,513	37,259
Medical Devices & Equipment
Under 1 Year Maturity
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 6.85% Exit Fee	$1,793	2,208	829
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2019	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$7,688	7,673	7,673
Subtotal: Under 1 Year Maturity						9,881	8,502
1-5 Years Maturity
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 4.95% Exit Fee	$17,500	17,251	17,278
Micell Technologies, Inc. (12)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$3,942	4,291	4,251
Quanta Fluid Solutions (5)(10)(11)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$7,864	8,290	8,250
Rapid Micro Biosystems, Inc. (13)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	17,929	17,929
Sebacia, Inc. (15)	Medical Devices & Equipment	Senior Secured	July 2020	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$8,000	8,054	8,066
Transenterix, Inc. (10)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$20,000	19,827	19,827
Subtotal: 1-5 Years Maturity						75,642	75,601
Subtotal: Medical Devices & Equipment (8.73%)*						85,523	84,103
Software
Under 1 Year Maturity
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	7,084	7,084
Subtotal: Under 1 Year Maturity						7,084	7,084

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
1-5 Years Maturity
Banker's Toolbox, Inc (13)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$39,900	$39,085	$39,085
Businessolver.com, Inc. (16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50%	$51,000	50,000	50,000
Clarabridge, Inc. (12)(14)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$41,570	41,549	41,724
Dashlane, Inc. (14)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 9.25% Exit Fee	$10,011	9,932	9,932
Emma, Inc. (17)(18)	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 9.39%	$37,037	35,728	35,962
Evernote Corporation (14)(15)(17)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,980	6,072
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,048	4,028	4,022
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$2,500	2,483	2,483
Total Evernote Corporation					$12,548	12,491	12,577
Fuze, Inc. (13)(14)(15)(16)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$50,728	51,097	51,014
Impact Radius Holdings, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$10,111	10,151	10,055
	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%	$2,000	2,000	1,977
Total Impact Radius Holdings, Inc.					$12,111	12,151	12,032
Insurance Technologies Corporation (17)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$12,500	12,261	12,261
Lightbend, Inc. (14)(15)	Software	Senior Secured	August 2021	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$11,066	10,884	10,884
Lithium Technologies, Inc. (17)	Software	Senior Secured	October 2022	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,762	11,762
Microsystems Holding Company, LLC (13)(19)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,837	11,873
OneLogin, Inc. (14)(15)	Software	Senior Secured	July 2021	Interest rate PRIME + 5.95% or Floor rate of 10.70%, PIK Interest 2.00%	$21,153	20,953	20,935
Quid, Inc. (14)(15)	Software	Senior Secured	October 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,398	8,533	8,554
RapidMiner, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,060	7,037	6,963
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,275	3,299	2,144
Salsa Labs, Inc. (17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,884	5,884
Signpost, Inc. (14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 3.75% Exit Fee	$15,647	15,932	15,840
Vela Trading Technologies (18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$20,000	19,543	19,434
Wrike, Inc. (13)(14)(19)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%, 3.00% Exit Fee	$10,268	10,056	10,180
ZocDoc (19)	Software	Senior Secured	April 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$20,000	20,043	20,165
	Software	Senior Secured	November 2021	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%, 1.00% Exit Fee	$10,000	10,020	10,082
Total ZocDoc					$30,000	30,063	30,247
Subtotal: 1-5 Years Maturity						420,077	419,287
Subtotal: Software (44.24%)*						427,161	426,371

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Surgical Devices
Under 1 Year Maturity
Gynesonics, Inc. (9)(14)(15)	Surgical Devices	Unsecured Convertible Debt	May 2019	PIK Interest 8.00%	$105	$105	$132
Subtotal: Under 1 Year Maturity						105	132
Subtotal: Surgical Devices (0.01%)*						105	132
Sustainable and Renewable Technology
1-5 Years Maturity
ChargePoint Inc. (19)	Sustainable and Renewable Technology	Senior Secured	August 2020	Interest rate 3-month LIBOR + 8.75% or Floor rate of 9.75%, 2.00% Exit Fee	$15,758	15,840	15,840
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	12,997	13,024
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 8.50% Exit Fee	$11,909	13,531	13,542
Total FuelCell Energy, Inc.					$25,000	26,528	26,566
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$10,500	10,468	10,382
Impossible Foods, Inc. (17)	Sustainable and Renewable Technology	Senior Secured	July 2021	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 10.00% Exit Fee	$15,000	14,768	14,768
Metalysis Limited (5)(10)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$7,500	7,494	7,494
Proterra, Inc. (11)(14)(17)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,259	26,388	26,479
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,052	5,276	5,285
Total Proterra, Inc.					$30,311	31,664	31,764
Subtotal: 1-5 Years Maturity						106,762	106,814
Subtotal: Sustainable and Renewable Technology (11.08%)*						106,762	106,814
Total: Debt Investments (160.43%)*						1,554,191	1,545,997

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (15)	Biotechnology Tools	Equity	Common Stock	55,780	$500	$—
Subtotal: Biotechnology Tools (0.00%)*					500	—
Communications & Networking
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	102	23
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	1,229	6,204
Subtotal: Communications & Networking (0.65%)*					1,331	6,227
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	407
Subtotal: Diagnostic (0.04%)*					750	407
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,884
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	25,896	25,896
Total Gibraltar Business Capital, LLC.				11,432,752	27,780	27,780
Subtotal: Diversified Financial Services (2.88%)*					27,780	27,780
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	54,240	108	183
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	705
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	51
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	781
Subtotal: Drug Delivery (0.18%)*					2,417	1,720
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	4,481
Axovant Sciences Ltd. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	129,827	1,269	293
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	517
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	16
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,749
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	305
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	305
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	191
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,724
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	51,821	2,000	330
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	779
Rocket Pharmaceuticals, Ltd (p.k.a. Inotek Pharmaceuticals Corporation) (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	19
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	105,260	2,000	3,147
Subtotal: Drug Discovery & Development (1.44%)*					18,033	13,856
Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	25
Subtotal: Electronics & Computer Hardware (0.00%)*					34	25
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	385,000	6,081	20,386
Subtotal: Information Services (2.12%)*					6,081	20,386

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Blurb, Inc. (15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$90
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	283
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	255
Total Lightspeed POS, Inc.				428,707	500	538
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,920
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	729
Total OfferUp, Inc.				394,790	2,295	2,649
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	337
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	247
Total Oportun (p.k.a. Progress Financial)				306,153	500	584
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	—
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (0.40%)*					4,478	3,861
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	4,681
Subtotal: Media/Content/Info (0.49%)*					4,085	4,681
Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	7,536	266	204
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	657
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	729
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	680
Total Gelesis, Inc.				581,038	925	2,066
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	93
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	86
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	252
Total Medrobotics Corporation				374,703	905	431
Optiscan Biomedical, Corp. (6)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	411
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	119
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	3,721
	Medical Devices & Equipment	Equity	Preferred Series E	31,199,131	2,609	2,843
Total Optiscan Biomedical, Corp.				94,415,930	11,521	7,094
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	723
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	1,217
Subtotal: Medical Devices & Equipment (1.22%)*					16,644	11,735
Software
Braxton Technologies, LLC	Software	Equity	Class A Units	62,735	188	267
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	90
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,455
	Software	Equity	Preferred Series 3	93,620	300	358
Total Druva, Inc.				552,461	1,300	1,813
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (5)(10)	Software	Equity	Preferred Series E	669,173	963	1,570
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	4,797
	Software	Equity	Preferred Series G	326,797	2,211	2,155
Total Palantir Technologies				1,054,493	7,642	6,952
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,069
WildTangent, Inc. (15)	Software	Equity	Preferred Series 3	100,000	402	183
Subtotal: Software (1.55%)*					14,602	14,944

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$61
	Surgical Devices	Equity	Preferred Series C	656,538	282	85
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	906
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	610
Total Gynesonics, Inc.				5,653,360	1,673	1,662
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	447
	Surgical Devices	Equity	Preferred Series C	119,999	300	418
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,160
	Surgical Devices	Equity	Preferred Series F	100,200	500	591
Total Transmedics, Inc.				569,160	2,550	2,616
Subtotal: Surgical Devices (0.44%)*					4,223	4,278
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	192	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	91
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	522
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	288	61,502	10,996
Subtotal: Sustainable and Renewable Technology (1.20%)*					63,263	11,609
Total: Equity Investments (12.61%)*					164,221	121,509

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$514
Subtotal: Biotechnology Tools (0.05%)*					323	514
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	14
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	14
Consumer & Business Products
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc. (15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	188
The Neat Company (15)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
WHOOP, INC.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	18
Subtotal: Consumer & Business Products (0.02%)*					841	206
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	176,730	786	174
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	3
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	658
Celsion Corporation (4)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	20
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,222
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	25
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	—
ZP Opco, Inc. (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	3,618	266	—
Subtotal: Drug Delivery (0.22%)*					3,670	2,102

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Drug Discovery & Development
Acacia Pharma Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	201,330	$304	$304
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	30
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	15,672	249	—
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	60
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	25
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	1
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	584
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	24
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (p.k.a Neothetics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	7
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	11
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	403,136	431	160
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	40,545	626	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	198
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	892
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	33
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	130
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	1,075
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	650,000	158	188
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	53,458	222	918
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	701
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	9
Subtotal: Drug Discovery & Development (0.56%)*					8,332	5,350
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	68
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	68
Healthcare Services, Other
Chromadex Corporation (4)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	126
Subtotal: Healthcare Services, Other (0.01%)*					157	126
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
InXpo, Inc. (15)	Information Services	Warrant	Preferred Series C-1	898,134	49	74
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	296
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	367
RichRelevance, Inc. (15)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.08%)*					868	737

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	$73	$—
Art.com, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	311,005	66	106
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	42
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	177
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	4,960	45	62
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	525
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	45,551	56	57
Intent Media, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	230
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	422
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	3,003
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	133
LogicSource (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	26
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	85
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	81,818	72	105
ShareThis, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	332
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	42
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Class A Units	102,821	124	101
TraceLink, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A-2	283,353	1,832	2,705
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	47
Subtotal: Internet Consumer & Business Services (0.85%)*					6,451	8,200
Media/Content/Info
FanDuel, Inc. (10)	Media/Content/Info	Warrant	Common Stock	15,570	—	—
	Media/Content/Info	Warrant	Preferred Series A	4,648	730	1,875
Total FanDuel, Inc.				20,218	730	1,875
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,958	3,972
Napster (p.k.a. Rhapsody International, Inc.) (15)	Media/Content/Info	Warrant	Common Stock	715,755	385	122
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	39
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	30
Subtotal: Media/Content/Info (0.63%)*					3,425	6,038
Medical Devices & Equipment
Amedica Corporation (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	—
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	382
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
Gelesis, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	144
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,124	242	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	458
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	106
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	164
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	—
NinePoint Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	126
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	7,442,491	572	233
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	630
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	199
Sebacia, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	173
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	62	195
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	239
Subtotal: Medical Devices & Equipment (0.32%)*					5,395	3,049
Semiconductors
Achronix Semiconductor Corporation (15)	Semiconductors	Warrant	Preferred Series C	360,000	159	475
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	718
Total Achronix Semiconductor Corporation				1,110,000	258	1,193
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	10
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	47	248
Subtotal: Semiconductors (0.15%)*					309	1,451
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$82
	Software	Warrant	Preferred Series F	31,673	343	76
Total Actifio, Inc.				105,257	592	158
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	39
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	1,038,563	330	66
	Software	Warrant	Preferred Series C	592,019	730	53
	Software	Warrant	Preferred Series C-A	2,218,214	230	427
Total Clickfox, Inc.				3,848,796	1,290	546
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	84
Evernote Corporation (15)	Software	Warrant	Common Stock	62,500	106	248
Fuze, Inc. (15)(16)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	391,778	79	78
Mattersight Corporation (4)	Software	Warrant	Common Stock	357,143	538	144
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	451
Neos, Inc. (15)	Software	Warrant	Common Stock	221,150	22	—
NewVoiceMedia Limited (5)(10)	Software	Warrant	Preferred Series E	225,586	33	206
OneLogin, Inc. (15)	Software	Warrant	Common Stock	305,296	224	284
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	15
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	26
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	36
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	180
Wrike, Inc.	Software	Warrant	Common Stock	698,760	462	1,676
Subtotal: Software (0.43%)*					4,529	4,171
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	203
Subtotal: Specialty Pharmaceuticals (0.02%)*					861	203
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	20
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	360
Total Gynesonics, Inc.				1,756,445	395	380
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series D	175,000	100	568
	Surgical Devices	Warrant	Preferred Series F	50,544	38	101
Total Transmedics, Inc.				225,544	138	669
Subtotal: Surgical Devices (0.11%)*					533	1,049

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Sustainable and Renewable Technology
Agrivida, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	66
Calera, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	5,310	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	63	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				5,373	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	472
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	104
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	32
Total Kinestral Technologies, Inc.				456,883	218	136
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	470
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	12	8
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	—
Subtotal: Sustainable and Renewable Technology (0.12%)*					2,924	1,152
Total: Warrant Investments (3.57%)*					39,148	34,430
Total Investments in Securities (176.60%)*					$1,757,560	$1,701,936

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.00% at June 30, 2018. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 1.93%, 2.09%, 2.34% and

2.76%, respectively, at June 30, 2018.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $38.1 million, $102.0 million and $64.0 million respectively. The tax cost of investments is $1.7 billion.

(4)

Except for warrants in 41 publicly traded companies and common stock in 21 publicly traded companies, all investments are restricted at June 30, 2018 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at June 30, 2018, and is therefore considered non-income producing. Note that at June 30, 2018, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at June 30, 2018.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at June 30, 2018. Refer to Note 10.
(18)

Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.

(19)	Denotes second lien senior secured debt.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,115	$5,146
Subtotal: 1-5 Years Maturity						5,115	5,146
Subtotal: Biotechnology Tools (0.61%)*						5,115	5,146

Communications & Networking
Under 1 Year Maturity
OpenPeak, Inc. (8)	Communications & Networking	Senior Secured	April 2018	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,464	8,228	—
Subtotal: Under 1 Year Maturity						8,228	—
Subtotal: Communications & Networking (0.00%)*						8,228	—

Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Senior Secured	December 2018	Interest rate PRIME + 6.00% or Floor rate of 9.50%	$1,000	1,000	1,000
Subtotal: Under 1 Year Maturity						1,000	1,000
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (15)	Consumer & Business Products	Senior Secured	December 2019	Interest rate PRIME + 7.45% or Floor rate of 10.95%, 2.95% Exit Fee	$18,440	18,580	18,571
Second Time Around (Simplify Holdings, LLC) (7)(8)(15)	Consumer & Business Products	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.75%, 4.75% Exit Fee	$1,746	1,781	—
Subtotal: 1-5 Years Maturity						20,361	18,571
Subtotal: Consumer & Business Products (2.33%)*						21,361	19,571

Drug Delivery
Under 1 Year Maturity
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$10,888	11,292	11,292
Pulmatrix Inc. (9)(11)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$3,259	3,455	3,455
ZP Opco, Inc. (p.k.a. Zosano Pharma) (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 2.70% or Floor rate of 7.95%, 2.87% Exit Fee	$6,316	6,609	6,609
Subtotal: Under 1 Year Maturity						21,356	21,356
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (10)(11)(15)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$18,653	18,925	18,875
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.00%, 4.25% Exit Fee	$25,000	25,006	24,958
Edge Therapeutics, Inc. (12)	Drug Delivery	Senior Secured	February 2020	Interest rate PRIME + 4.65% or Floor rate of 9.15%, 4.95% Exit Fee	$20,000	20,377	20,331
Subtotal: 1-5 Years Maturity						64,308	64,164
Subtotal: Drug Delivery (10.17%)*						85,664	85,520

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Drug Discovery & Development
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$12
Anthera Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,022	984	—
Audentes Therapeutics, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,914	62	147
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	156,726	249	19
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	93
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	15
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	3
Concert Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	1,344
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	2
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	58
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	—
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	29
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	4
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	31,655	626	12
Motif BioSciences Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	414
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	49,800	283	128
Neothetics, Inc. (p.k.a. Lithera, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	53
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	75,214	178	212
PhaseRx, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	63,000	125	—
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	8
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	453
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	487,500	116	107
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	240
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	50
Subtotal: Drug Discovery & Development (0.40%)*					8,869	3,403

Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	73
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	—
Subtotal: Electronics & Computer Hardware (0.01%)*					112	73

Healthcare Services, Other
Chromadex Corporation (4)(15)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	329
Subtotal: Healthcare Services, Other (0.04%)*					157	329

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Reston, VA, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $115.4million and $294.8 million in assets, respectively, and they accounted for approximately 5.2% and 13.4% of the Company’s total assets, respectively, prior to consolidation at June 30, 2018. The Company completed repayment of the remaining outstanding HT II debentures on July 13, 2018. See “Note 12 – Subsequent Events.”

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

At June 30, 2018, approximately 94.9% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning of the period, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2018, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,536,056	$—	$—	$1,536,056
Unsecured Debt	9,941	—	—	9,941
Preferred Stock	66,768	—	—	66,768
Common Stock	54,741	36,728	—	18,013
Warrants	34,430	—	6,418	28,012
Escrow Receivable	1,115	—	—	1,115
Total	$1,703,051	$36,728	$6,418	$1,659,905

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and the year ended December 31, 2017.

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2018
Senior Debt	$1,415,984	$(13,295)	$15,850	$524,301	$—	$(406,784)	$—	$—	$1,536,056
Unsecured Debt	—	—	27	15,585	—	(5,671)	—	—	9,941
Preferred Stock	40,683	—	(1,172)	27,257	—	—	—	—	66,768
Common Stock	25,853	(2,900)	878	2,761	(200)	—	—	(8,379)	18,013
Warrants	31,205	(2,418)	324	809	(1,692)	—	—	(216)	28,012
Escrow Receivable	752	78	(143)	875	(447)	—	—	—	1,115
Total	$1,514,477	$(18,535)	$15,764	$571,588	$(2,339)	$(412,455)	$—	$(8,595)	$1,659,905

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)	Transfers out of Level 3 during the six months ended June 30, 2018 relate to the initial public offerings of DocuSign, Inc., and Tricida, Inc.
(4)

Transfers out of Level 3 during the year ended December 31, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions. Initial public offerings of ForeScout Technologies, Inc., Aquantia Corporation, and Quanterix Corporation, and merger of our former portfolio company Cempra, Inc. and current portfolio company Melinta Therapeutics, Inc. into NASDAQ-listed company Melinta Therapeutics, Inc. Transfers into Level 3 during the year ended December 31, 2017 relate to the conversion of the Company’s debt investment in Sungevity, Inc. and a portion of the Company’s debt investment in Gamma Medica, Inc. to common stock through bankruptcy transactions.

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

For the six months ended June 30, 2018, approximately $1.2 million in net unrealized depreciation and $2.0 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $3.5 million in net unrealized depreciation and $2.1 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2018 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$59,758	Originated Within 4-6 Months	Origination Yield	12.53% - 13.01%	12.73%
	360,183	Market Comparable Companies	Hypothetical Market Yield	10.46% - 16.04%	13.50%
			Premium/(Discount)	(0.50%) - 0.50%
	33	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Technology	60,760	Originated Within 4-6 Months	Origination Yield	11.17% - 12.52%	11.53%
	421,695	Market Comparable Companies	Hypothetical Market Yield	10.05% - 18.48%	13.43%
			Premium/(Discount)	(0.25%) - 0.50%
	2,144	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Sustainable and Renewable	19,535	Originated Within 4-6 Months	Origination Yield	14.27% - 15.19%	14.84%
Technology	68,713	Market Comparable Companies	Hypothetical Market Yield	11.25% - 21.16%	13.98%
			Premium/(Discount)	0.00% - 0.50%
Medical Devices	62,968	Market Comparable Companies	Hypothetical Market Yield	11.18% - 16.05%	13.21%
			Premium/(Discount)	0.00% - 1.00%
	829	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 75.00%
Lower Middle Market	19,682	Originated Within 4-6 Months	Origination Yield	14.16% - 16.39%	15.27%
	87,722	Market Comparable Companies	Hypothetical Market Yield	9.48% - 13.89%	12.96%
			Premium/(Discount)	0.00% - 0.25%
	19,127	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	272,833	Debt Investments originated within 3 months
	37,943	Imminent Payoffs (4)
	52,072	Debt Investments Maturing in Less than One Year
	$1,545,997	Total Level Three Debt Investments

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Healthcare Services - Other, Drug Discovery & Development, Drug Delivery and Biotechnology Tools industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the Software, Electronics & Computer Hardware, Media/Content/Info, Internet Consumer & Business Services, Consumer & Business Products, and Information Services industries in the Consolidated Schedule of Investments.

•

Sustainable and Renewable Technology, above, is comprised of debt investments in the Sustainable and Renewable Technology, Internet Consumer & Business Services, and Electronics & Computer Hardware industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the Drug Delivery, Surgical Devices and Medical Devices & Equipment industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Healthcare Services - Other, Internet Consumer & Business Services, Diversified Financial Services, Sustainable and Renewable Technology, and Software industries in the Consolidated Schedule of Investments.

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$11,411	Market Comparable Companies	EBITDA Multiple (2)	8.3x - 24.9x	2.7x
			Revenue Multiple (2)	0.7x - 12.4x	2.6x
			Discount for Lack of Marketability (3)	10.49% - 23.88%	20.57%
			Average Industry Volatility (4)	34.06% - 106.41%	65.88%
			Risk-Free Interest Rate	2.02% - 2.45%	2.37%
			Estimated Time to Exit (in months)	5 - 20	16
	15,975	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(87.43%) - 49.59%	16.59%
			Average Industry Volatility (4)	34.79% - 81.59%	74.30%
			Risk-Free Interest Rate	0.92% - 2.18%	2.08%
			Estimated Time to Exit (in months)	11 - 23	17
	10,996	Liquidation	Probability weighting of alternative outcomes	75%
	46,399	Other(7)
Warrant Investments	17,143	Market Comparable Companies	EBITDA Multiple (2)	8.3x - 18.4x	0.9x
			Revenue Multiple (2)	0.4x - 7.9x	1.7x
			Discount for Lack of Marketability (3)	10.49% - 30.06%	19.97%
			Average Industry Volatility (4)	34.06% - 102.64%	67.77%
			Risk-Free Interest Rate	2.28% - 2.68%	2.36%
			Estimated Time to Exit (in months)	11 - 48	16
	8,994	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(23.4%) - 200.72%	14.52%
			Average Industry Volatility (4)	34.79% - 103.09%	49.66%
			Risk-Free Interest Rate	1.08% - 2.50%	1.41%
			Estimated Time to Exit (in months)	8 - 44	13
	1,875	Other(7)
Total Level Three Warrant and Equity Investments	$112,793

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2018, there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2018 and 2017.

(in thousands)			For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
Portfolio Company	Type	Fair Value at June 30, 2018	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$2,983	$(2,900)	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	37,589	373	—	—	—	501	—	—	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	—	—	—	—	1,781	(1,743)
Tectura Corporation	Control	19,127	468	—	974	—	926	—	(1,302)	335
Total Control Investments		$56,716	$841	$—	$3,957	$(2,900)	$1,427	$—	$3,337	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$7,327	$—	$—	$1,480	(680)	$—	$—	$415	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	21,378	500	84	(1,318)	—	1,061	192	(490)	—
Stion Corporation	Affiliate	-	—	—	1,378	(1,378)	—	—	1,378	(1,378)
Total Affiliate Investments		$28,705	$500	$84	$1,540	$(2,058)	$1,061	$192	$1,303	$(2,058)
Total Control & Affiliate Investments		$85,421	$1,341	$84	$5,497	$(4,958)	$2,488	$192	$4,640	$(6,366)

(in thousands)			For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
Portfolio Company	Type	Fair Value at June 30, 2017	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$2,116	$73	$5	$(267)	$—	$142	$10	$(2,208)	$—
HercGamma, Inc.	Control	1,169	—	—	—	—	—	—	—	—
SkyCross, Inc.	Control	—	—	—	133	(394)	—	—	2,236	(394)
Tectura Corporation	Control	19,991	454	—	—	—	899	—	51	(51)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Control	8,288	—	—	(53,215)	—	—	—	(53,214)	—
Total Control Investments		$31,564	$527	$5	$(53,349)	$(394)	$1,041	$10	$(53,135)	$(445)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$5,991	$—	$—	$681	$—	$—	$—	$1,119	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Total Affiliate Investments		$5,991	$—	$—	$681	$—	$2	$—	$1,119	$—
Total Control & Affiliate Investments		$37,555	$527	$5	$(52,668)	$(394)	$1,043	$10	$(52,016)	$(445)

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

In January 2017, the Company’s investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, the Company’s warrants in Tectura Corporation expired and were written off for a realized loss. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.

In June 2016, the Company acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In August 2017, the Company’s debt investment in Achilles Technology Management II, Inc. was fully repaid by net proceeds from sales of the portfolio company’s assets. In addition, the Company’s equity investment in Achilles Technology Management II, Inc. was reduced by $900,000 in lieu of a success fee on the repayment of our debt investment. In May 2018, the Company received $375,000 as part of a legal settlement and the remaining equity investment in Achilles Technology Management II, Inc. was deemed wholly worthless and written off for realized loss as of June 30, 2018.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$700,793	41.2%	$880,115	57.1%
Senior Secured Debt	869,693	51.1%	572,738	37.1%
Unsecured Debt	9,941	0.6%	—	—
Preferred Stock	66,768	3.9%	40,683	2.6%
Common Stock	54,741	3.2%	48,678	3.2%
Total	$1,701,936	100.0%	$1,542,214	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2018 and December 31, 2017 is shown as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,471,237	86.4%	$1,404,235	91.1%
United Kingdom	137,881	8.1%	91,105	5.9%
Australia	34,894	2.1%	—	0.0%
Netherlands	21,412	1.3%	20,783	1.3%
Cayman Islands	20,066	1.2%	14,954	1.0%
Sweden	12,042	0.7%	—	0.0%
Switzerland	3,695	0.2%	10,581	0.7%
Canada	709	0.0%	556	0.0%
Total	$1,701,936	100.0%	$1,542,214	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$446,575	26.3%	$369,173	23.9%
Software	445,486	26.2%	360,123	23.4%
Internet Consumer & Business Services	256,956	15.1%	154,909	10.0%
Sustainable and Renewable Technology	119,575	7.1%	118,432	7.7%
Medical Devices & Equipment	98,887	5.8%	94,595	6.1%
Healthcare Services, Other	82,302	4.8%	72,337	4.7%
Drug Delivery	56,161	3.3%	91,214	5.9%
Media/Content/Info	47,977	2.8%	152,998	9.9%
Information Services	44,696	2.6%	24,618	1.6%
Diversified Financial Services	37,589	2.2%	—	—
Consumer & Business Products	24,186	1.4%	19,792	1.3%
Electronics & Computer Hardware	22,099	1.3%	9,982	0.6%
Communications & Networking	6,241	0.4%	6,649	0.4%
Biotechnology Tools	5,686	0.3%	5,604	0.4%
Surgical Devices	5,459	0.3%	13,161	0.9%
Semiconductors	1,451	0.1%	10,406	0.7%
Diagnostic	407	0.0%	720	0.1%
Specialty Pharmaceuticals	203	0.0%	37,501	2.4%
Total	$1,701,936	100.0%	$1,542,214	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2018 and December 31, 2017.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2018, approximately 85.9% of the Company’s debt investments were in a senior secured first lien position, with 49.2% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.3% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.4% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 6.1% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.5% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.6% were unsecured.

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

At June 30, 2018, the Company had two debt investments on non-accrual with a cumulative investment cost and approximate fair value of $2.8 million and $33,000, respectively. At December 31, 2017, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cost of debt investments on non-accrual between December 31, 2017 and June 30, 2018 is the result of the write-off of two debt investments that were on non-accrual at December 31, 2017 which resulted in a realized loss of approximately $10.3 million, and a repayment in full from one debt investment.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $33.7 million of unamortized fees at June 30, 2018, of which approximately $27.9 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $5.8 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017 the Company had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.7 million and $5.5 million in one-time fee income during the three months ended June 30, 2018 and 2017, respectively. The Company recorded approximately $4.8 million and $6.1 million in one-time fee income during the six months ended June 30, 2018 and 2017, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2018, the Company had approximately $23.8 million in exit fees receivable, of which approximately $21.6 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.2 million was a deferred receivable related to expired commitments. At December 31, 2017, the Company had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.6 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.3 million and $2.5 million in PIK income during the three months ended June 30, 2018 and 2017, respectively. The Company recorded approximately $4.6 million and $4.7 million in PIK income during the six months ended June 30, 2018 and 2017, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2018 and 2017.

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

Based on market quotations on or around June 30, 2018, the 2022 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 0.999, 1.000 and 1.012 per dollar at par value, respectively. At June 30, 2018, the 2024 Notes and 2025 Notes were trading on the NYSE for $25.27 and $24.83, respectively, per unit at par value. The par value at underwriting for the 2024 Notes and 2025 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $193.8 million, compared to the carrying amount of $190.2 million as of June 30, 2018. The fair value of the outstanding borrowings under the Union Bank Facility is equal to its principal outstanding balance as of June 30, 2018.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at June 30, 2018 and December 31, 2017:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$193,778	$—	$—	$193,778
2022 Notes	149,781	—	149,781	—
2024 Notes	84,412	—	84,412	—
2025 Notes	74,490	—	74,490	—
2021 Asset-Backed Notes	31,098	—	31,098	—
2022 Convertible Notes	232,696	—	232,696	—
Union Bank Facility	58,323	—	—	58,323
Total	$824,578	$—	$572,477	$252,101

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description(1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$198,038	$—	$—	$198,038
2022 Notes	152,091	—	152,091	—
2024 Notes	188,061	—	188,061	—
2021 Asset-Backed Notes	49,199	—	49,199	—
2022 Convertible Notes	236,470	—	236,470	—
Total	$823,859	$—	$625,821	$198,038

(1)	As of June 30, 2018, there were no borrowings outstanding on the Wells Facility and no borrowings outstanding on both the Wells Facility and Union Bank Facility as of December 31, 2017.

4. Borrowings

Outstanding Borrowings

At June 30, 2018 and December 31, 2017, the Company had the following available and outstanding borrowings:

	June 30, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,457	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,728	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,694	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,616	—	—	—
2021 Asset-Backed Notes	31,088	31,088	30,698	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	224,269	230,000	230,000	223,488
Wells Facility (3)	120,000	—	—	120,000	—	—
Union Bank Facility (3)	100,000	58,323	58,323	75,000	—	—
Total	$979,798	$818,121	$803,785	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At both June 30, 2018 and December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
SBA Debentures	$1,743	$2,059
2022 Notes	1,559	1,633
2024 Notes	1,871	4,591
2025 Notes	416	—
2021 Asset-Backed Notes	390	503
2022 Convertible Notes	3,269	3,715
Wells Facility (1)	188	227
Union Bank Facility (1)	273	379
Total	$9,709	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $44.0 million in HT II as of June 30, 2018, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of June 30, 2018. As of June 30, 2018, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2018 the Company held investments in HT II in 33 companies with a fair value of approximately $78.5 million, accounting for approximately 4.6% of the Company’s total investment portfolio at June 30, 2018. HT II held approximately $115.4 million in assets and accounted for approximately 5.2% of the Company’s total assets prior to consolidation at June 30, 2018. The Company completed repayment of the remaining outstanding HT II debentures on July 13, 2018. See “Note 12 – Subsequent Events.”

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2018, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of June 30, 2018. As of June 30, 2018, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2018, the Company held investments in HT III in 45 companies with a fair value of approximately $255.2 million, accounting for approximately 15.0% of the Company’s total investment portfolio at June 30, 2018. HT III held approximately $294.8 million in assets and accounted for approximately 13.4% of the Company’s total assets prior to consolidation at June 30, 2018.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2018 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three and six months ended June 30, 2018 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51% and 4.48%, respectively. The average amount of debentures outstanding for the three and six months ended June 30, 2018 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42% and 3.40%, respectively.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,737	$1,737	$3,456	$3,456
Amortization of debt issuance cost (loan fees)	158	156	317	324
Total interest expense and fees	$1,895	$1,893	$3,773	$3,780
Cash paid for interest expense	$—	$—	$3,442	$3,442

In aggregate, at June 30, 2018, with the Company’s net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2018, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2018 and December 31, 2017:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2018	December 31, 2017
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$—	$—	$—	$1,159
Amortization of debt issuance cost (loan fees)	—	—	—	1,546
Total interest expense and fees	$—	$—	$—	$2,705
Cash paid for interest expense	$—	$—	$—	$1,911

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% Notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to the Fourth Supplemental Indenture to the Base Indenture, dated October 23, 2017 (the “2022 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discounts and commissions of approximately $975,000, were approximately $1.8 million.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of June 30, 2018, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of June 30, 2018 and December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,559)	(1,633)
Original issue discount, net of accretion	(713)	(795)
Carrying value of 2022 Notes	$147,728	$147,572
For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,734	$—	$3,469	$—
Amortization of debt issuance cost (loan fees)	86	—	171	—
Accretion of original issue discount	41	—	82	—
Total interest expense and fees	$1,861	$—	$3,722	$—
Cash paid for interest expense	$3,469	$—	$3,469	$—

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

During the six months ended June 30, 2018, the Company did not sell any notes under the debt distribution agreement. During the year ended December 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of June 30, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2018, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of June 30, 2018 and December 31, 2017, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Principal amount of debt	$83,510	$183,510
Unamortized debt issuance cost	(1,871)	(4,591)
Original issue premium, net of amortization	55	82
Carrying value of 2024 Notes	$81,694	$179,001

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,340	$4,039	$4,220	$8,026
Amortization of debt issuance cost (loan fees)	2,546	252	2,720	501
Amortization of original issue premium	(14)	(13)	(27)	(29)
Total interest expense and fees	$3,872	$4,278	$6,913	$8,498
Cash paid for interest expense	$2,381	$4,039	$5,249	$8,016

2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “2025 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2025 Notes generated net proceeds of approximately $72.6 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.4 million.

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ.”

The 2025 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of June 30, 2018, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of June 30, 2018, and December 31, 2017, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Principal amount of debt	$75,000	$—
Unamortized debt issuance cost	(2,384)	—
Carrying value of 2025 Notes	$72,616	$—

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$711	$—	$711	$—
Amortization of debt issuance cost (loan fees)	57	—	57	—
Total interest expense and fees	$768	$—	$768	$—
Cash paid for interest expense	$—	$—	$—	$—

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

At June 30, 2018 and December 31, 2017, the 2021 Asset-Backed Notes had an outstanding principal balance of $31.1 million and $49.2 million, respectively.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$282	$807	$623	$1,695
Amortization of debt issuance cost (loan fees)	30	211	113	421
Total interest expense and fees	$312	$1,018	$736	$2,116
Cash paid for interest expense	$289	$848	$676	$1,788

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $15.9 million and $3.7 million of restricted cash as of June 30, 2018 and December 31, 2017, respectively, funded through interest collections.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2018, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of  June 30, 2018 and December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(3,269)	(3,715)
Original issue discount, net of accretion	(2,462)	(2,797)
Carrying value of 2022 Convertible Notes	$224,269	$223,488

For the three and six months ended June 30, 2018 and 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$2,516	$2,516	$5,031	$4,274
Amortization of debt issuance cost (loan fees)	223	212	446	345
Accretion of original issue discount	168	168	336	280
Total interest expense and fees	$2,907	$2,896	$5,813	$4,899
Cash paid for interest expense	$5,031	$—	$5,031	$—

As of June 30, 2018, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of June 30, 2018 and December 31, 2017, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC made commitments of $75.0 million, Alostar Bank of Commerce made commitments of $20.0 million, and Everbank Commercial Finance Inc. made commitments of $25.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2018, this non-use fee was $78,000 and $228,000, respectively. For the three and six months ended June 30, 2017, this non-use fee was $152,000 and $297,000, respectively.

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

As of June 30, 2018, the minimum tangible net worth covenant increased to $841.5 million as a result of the public offering of 18.2 million shares of common stock issued for a total gross proceeds of approximately $242.8 million under an At-The-Market (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities (“JMP”) through February 2017, and a new ATM equity distribution agreement in September 2017 (the “Equity Distribution Agreement”) with JMP for the issuance of 1.6 million shares for gross proceeds of $20.5 million during 2017, and the issuance of 9.5 million shares for gross proceeds of $116.1 million during the six months ended June 30, 2018. See “Note 6 – Stockholder’s Equity.”

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

The Company had aggregate draws of $75.7 million on the available facility during the six months ended June 30, 2018, offset by repayments of $75.7 million. The Company had aggregate draws of $8.5 million on the available facility during the six months ended June 30, 2017, offset by repayments of $13.5 million. There were no borrowings outstanding on the facility as of June 30, 2018 and December 31, 2017.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$746	$—	$746	$2
Amortization of debt issuance cost (loan fees)	44	106	89	213
Total interest expense and fees	$790	$106	$835	$215
Cash paid for interest expense	$478	$214	$478	$470

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2018, the company incurred non-use fees of $50,000 and $143,000, respectively. For the three and six months ended June 30, 2017, the company incurred non-use fees under the Prior Union Bank Facility of $95,000 and $189,000, respectively.

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

On May 25, 2018, the Company entered into the Second Amendment (the “Amendment”) to the Union Bank Facility with MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time. The Amendment amends certain provisions of the Union Bank Facility to increase MUFG Union Bank’s commitments thereunder from $75.0 million to $100.0 million.

As of June 30, 2018, the minimum tangible net worth covenant increased to $885.2 million as a result the public offering of 18.2 million shares of common stock issued for a total net proceeds of approximately $239.8 million under the Prior Equity Distribution Agreement through February 2017, and the issuance of 1.6 million shares for net proceeds of $20.0 million during 2017, and the issuance of 9.5 million shares for net proceeds of $112.6 million during the six months ended June 30, 2018. See “Note 6 - Stockholder’s Equity.”

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

The Company had aggregate draws of $75.0 million on the available facility during the six months ended June 30, 2018, offset by repayments of $16.7 million. The Company did not make any draws or repayments on the available facility during the six months ended June 30, 2017. At December 31, 2017, there were no borrowings outstanding on the Union Bank Facility.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$565	$—	$565	$—
Amortization of debt issuance cost (loan fees)	78	112	152	224
Total interest expense and fees	$643	$112	$717	$224
Cash paid for interest expense	$281	$96	$281	$238

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

During the three months ended June 30, 2018, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2018 distributions to stockholders will be.

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

Taxable income for the six months ended June 30, 2018 was approximately $51.0 million or $0.59 per share. Taxable net realized gains for the same period were $4.2 million or approximately $0.05 per share. Taxable income for the six months ended June 30, 2017 was approximately $42.3 million or $0.52 per share. Taxable net realized losses for the same period were $1.2 million or approximately $0.01 per share.

For the six months ended June 30, 2018, the Company paid approximately $671,000 of tax expense and had no accrued but unpaid tax expense as of the balance sheet date. For the six months ended June 30, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date.

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

During the three and six months ended June 30, 2018, the Company sold 2.1 million and 2.6 million shares of common stock for total accumulated net proceeds of approximately $25.4 million and $31.4 million, respectively, including $566,000 and $877,000 of offering expenses, respectively, under the Equity Distribution Agreement.

During the six months ended June 30, 2017, the Company sold 3.3 million shares of common stock under the Prior Equity Distribution Agreement for total accumulated net proceeds of approximately $46.9 million, including  $532,000 of offering expenses. The Company did not sell any shares under the program during the three months ended June 30, 2017.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2018, approximately 7.8 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events.”

On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock (“June 2018 Equity Offering”). The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

The Company has issued stock options for common stock subject to future issuance, of which 573,038 and 590,525 were outstanding at June 30, 2018 and December 31, 2017, respectively.

7. Equity Incentive Plans

The Company and its stockholders authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees.

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

On December 29, 2016, the Company’s Board of Directors approved an amendment and restatement of the 2004 Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of the Company’s common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of the Company’s common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of the Company’s common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue dividend equivalents in respect of the Company’s common stock underlying any restricted stock unit award payable in the form of cash or additional shares of the Company’s common stock to the extent, and in respect of, any vested restricted stock units.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel under its 2004 Equity Incentive Plan. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). The target number of Retention PSUs granted to senior personnel is 1,299,757 in the aggregate. The target amount of the Cash Awards granted to senior personnel is $4,000,000 in the aggregate.

The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). No Retention PSUs or Cash

Awards will vest if the Company’s TSR relative to certain specified publicly traded business development companies (BDCs) is not at or above the 25th percentile level of such BDCs. 50% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 25th percentile level. 100% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 50th percentile level. 200% of the target Cash Award and target number of Retention PSUs will vest if the Company’s TSR performance relative to such BDCs is at the 90th percentile level. If the Company’s TSR performance is between the 25th percentile and the 50th percentile, or between the 50th percentile and the 90th percentile, of such BDCs, the amount of the Cash Awards vested and payable and the number of vested and payable Retention PSUs will be determined by linear interpolation between the foregoing metrics. Dividend equivalents will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such dividend equivalents relate actually vest. The Cash Awards are not eligible to accrue dividend equivalents.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for the Retention PSUs and Cash Awards granted. Under ASC Topic 718, compensation cost associated with Retention PSUs is measured at the grant date based on the fair value of the award and is recognized over the Performance Period. As the Cash Awards are settled in cash, the award is expensed as a liability, and will be re-measured at each reporting period until the Performance Period is complete. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based the Company’s TSR relative to specified BDCs during the performance period.

As of June 30, 2018, all of Retention PSUs and Cash Awards were unvested. During the three and six months ended June 30, 2018, the Company had approximately $751,000 of compensation expense related to the Retention PSUs and $143,000 of compensation expense related to the Cash Awards. The expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

On May 13, 2018, the Company’s Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increases the number of shares available for issuance to eligible participants by an additional 6,700,000 shares.  Unless sooner terminated by the Board, the 2018 Equity Incentive Plan will terminate on the day before the tenth anniversary of the date the 2018 Equity Incentive Plan was initially adopted in 2018 by the Board. On May 13, 2018, the Company’s Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of the date the Director Plan was initially adopted in 2018 by the Board. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. For further information, please see our Proxy Statement filed with the SEC on May 29, 2018 in connection with our 2018 Annual Meeting of Stockholders. Additionally, on May 29, 2018, the Company filed an exemptive application with the SEC with respect to the 2018 Equity Incentive Plan and the Director Plan for an exemptive order from certain provisions of the 1940 Act.  If granted by the SEC, the exemptive order would allow the Company to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. Similar to an exemptive order previously received by the Company with respect to Plans, the exemptive order would also (i) allow participants in the Director Plan and the 2018 Equity Incentive Plan to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and (ii) permit the holders of restricted stock to elect to have the Company withhold shares of the Company’s stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual would be able to make a cash payment at the time of option exercise or to pay taxes on restricted stock.  The Company may not make awards under the Director Plan or the 2018 Equity Incentive Plan unless and until the Company receives the exemptive order from the SEC.

The following table summarizes the common stock option activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	590,525	$13.60	668,171	$13.73
Granted	78,000	$12.48	76,000	$14.69
Exercised	(38,319)	$11.31	(26,657)	$11.24
Forfeited	(26,073)	$13.00	(33,058)	$14.03
Expired	(31,095)	$14.43	(42,445)	$15.43
Outstanding at June 30,	573,038	$13.58	642,011	$13.82
Shares Expected to Vest at June 30,	198,300	$13.58	259,343	$13.82

The following table summarizes common stock options outstanding and exercisable at June 30, 2018:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.56	360,038	5.45	$194,830	$12.44	173,962	4.49	$150,951	$12.09
$14.86 - $16.34	213,000	3.52	—	$15.51	200,776	3.38	—	$15.54
$9.25 - $16.34	573,038	4.73	$194,830	$13.58	374,738	3.89	$150,951	$13.94

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At June 30, 2018 options for 374,738 shares were exercisable at a weighted average exercise price of approximately $13.94 per share with a weighted average remaining contractual term of 3.89 years.

The Company determined that the fair value of options granted under the Plans during the six months ended June 30, 2018 and 2017 was approximately $44,000 and $54,000, respectively. During the six months ended June 30, 2018 and 2017, approximately $28,000 and $39,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2018, there was approximately $102,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 2.13 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Expected Volatility	21.19%	23.07%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	2.19% - 2.90%	1.62% - 2.02%

During the six months ended June 30, 2018 and 2017, the Company granted 334,995 shares and 10,111 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value, based on grant date close price, of restricted stock awards granted under the Plans during the six months ended June 30, 2018 and 2017 was approximately $4.4 million and $150,000, respectively. As of June 30, 2018, there was approximately $4.8 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 2.09 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	261,245	$12.43	799,558	$12.54
Granted	334,995	$13.04	10,111	$14.83
Vested	(125,735)	$12.73	(330,689)	$12.56
Forfeited	(3,085)	$11.70	(5,576)	$13.27
Unvested at June 30,	467,420	$12.79	473,404	$12.57

During the six months ended June 30, 2018, and 2017, the Company granted 411,689 shares and 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value, based on grant date close price, of restricted stock units granted under the Plans during the six months ended June 30, 2018 and 2017, was approximately $5.4 million and $8.5 million respectively. As of June 30, 2018, there was approximately $8.5 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 2.08 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2018:

	Six Months Ended June 30,		Six Months Ended June 30,
	2018		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	594,322	$12.99	—	$—
Granted	411,689	$13.04	600,461	$13.94
Distribution Equivalent Unit Granted	39,617	$11.90	26,717	$13.60
Vested (1)	(251,194)	$12.70	—	$—
Forfeited	(5,841)	$12.63	(2,874)	$13.92
Unvested at June 30,	788,593	$12.43	624,304	$13.60

(1)

Pursuant to the December 29, 2016 amendment and restatement of the 2004 plan, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. As such, vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the six months ended June 30, 2018, the Company expensed approximately $4.3 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $3.7 million in compensation expense related to restricted stock awards during the six months ended June 30, 2017.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net increase in net assets resulting from operations	$52,060	$33,149	$58,006	$27,561
Less: Distributions declared-common and restricted shares	(26,678)	(25,663)	(53,097)	(51,330)
Undistributed earnings	25,382	7,486	4,909	(23,769)
Undistributed earnings-common shares	25,246	7,439	4,879	(23,769)
Add: Distributions declared-common shares	26,532	25,503	52,779	50,982
Numerator for basic and diluted change in net assets per common share	$51,778	$32,942	$57,658	$27,213

Denominator
Basic weighted average common shares outstanding	87,125	82,292	85,868	81,858
Common shares issuable	74	103	71	95
Weighted average common shares outstanding assuming dilution	87,199	82,395	85,939	81,953

Change in net assets per common share
Basic	$0.59	$0.40	$0.67	$0.33
Diluted	$0.59	$0.40	$0.67	$0.33

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and six months ended June 30, 2018 and 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.6 million shares related to 2022 Convertible Notes, 74,845 shares of unvested common stock options, 803 shares of unvested restricted stock units, and 97,777 shares of unvested Retention PSUs. For the six months ended June 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.5 million shares related to 2022 Convertible Notes, 74,006 shares of unvested common stock options, no shares of unvested restricted stock units, and 45,958 shares of unvested Retention PSUs. For the three and six months ended June 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 2.7 million and 1.9 million shares related to 2022 Convertible Notes, 43,723 shares and 31,039 shares of unvested common stock options, and no shares of unvested restricted stock units, respectively.

At June 30, 2018 and December 31, 2017, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Per share data (1):
Net asset value at beginning of period	$9.96	$9.90
Net investment income	0.57	0.59
Net realized gain (loss) on investments	(0.16)	(0.03)
Net unrealized appreciation (depreciation) on investments	0.26	(0.22)
Total from investment operations	0.67	0.34
Net increase (decrease) in net assets from capital share transactions (1)	0.15	0.21
Distributions of net investment income (6)	(0.62)	(0.63)
Distributions of capital gains (6)	—	—
Stock-based compensation expense included in investment income (2)	0.06	0.05
Net asset value at end of period	$10.22	$9.87

Ratios and supplemental data:
Per share market value at end of period	$12.65	$13.24
Total return (3)	1.24%	(2.04%)
Shares outstanding at end of period	94,260	82,819
Weighted average number of common shares outstanding	85,868	81,858
Net assets at end of period	$963,697	$817,451
Ratio of total expense to average net assets (4)	11.59%	11.24%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.45%	11.50%
Portfolio turnover rate (5)	28.31%	24.18%
Weighted average debt outstanding	$813,889	$707,323
Weighted average debt per common share	$9.48	$8.64

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

(3)

The total return for the six months ended June 30, 2018 and 2017 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)

These ratios are calculated based on weighted average net assets for the relevant period and are annualized. The ratio of total expense to average net assets for the period ended June 30, 2017 was incorrectly computed. The ratio was revised from 7.63% as previously disclosed to 11.24% as adjusted.

(5)

The portfolio turnover rate for the six months ended June 30, 2018 and 2017 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

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

At June 30, 2018, the Company had approximately $129.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $80.0 million of non-binding term sheets outstanding at June 30, 2018. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2018, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
ThumbTack, Inc.	$25,000
Tricida, Inc.	25,000
Contentful, Inc.	15,000
Impossible Foods, Inc.	15,000
Chemocentryx, Inc.	10,000
Proterra, Inc.	10,000
Evernote Corporation	7,500
Businessolver.com, Inc.	6,375
Achronix Semiconductor Corporation	5,000
Xometry, Inc.	4,000
Emma, Inc.	2,963
First Insight, Inc.	1,500
Lithium Technologies, Inc.	878
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$129,716

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $510,000 and $961,000 during the three and six months ended June 30, 2018. Total rent expense amounted to approximately $449,000 and $893,000 during the three and six months ended June 30, 2017.

The Company’s contractual obligations as of June 30, 2018 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$818,121	$72,288	$97,073	$490,250	$158,510
Operating Lease Obligations (4)	16,655	2,352	5,614	5,868	2,821
Total	$834,776	$74,640	$102,687	$496,118	$161,331

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, $75.0 million of the 2025 Notes, $31.1 million of the 2021 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes and $58.3 million under the Union Credit Facility as of June 30, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects the Company’s intention to repay the remaining outstanding debentures in HT II in Q3 2018. See “Note 12 – Subsequent Events.”

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. The Company does not believe that ASU 2018-07 will have a material impact on its consolidated financial statements and disclosures.

12. Subsequent Events

Distribution Declaration

On July 25, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 20, 2018 to stockholders of record as of August 13, 2018. This distribution represents the Company’s fifty-second consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $14.64 per share.

ATM Equity Program Issuances

Subsequent to June 30, 2018 and as of July 30, 2018, the Company sold 1.6 million shares of common stock for total accumulated net proceeds of approximately $19.8 million, including $150,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of July 30, 2018, approximately 6.2 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Hercules Technology II Debentures Full Redemption

On July 13, 2018, the Company completed repayment of the $41.2 million of outstanding HT II debentures.

Wells Facility

On July 31, 2018, the Company entered into a further amendment to the Wells Facility to extend the maturity date and fully repay the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc., thereby resigning both as lenders and terminating their commitments thereunder.

Portfolio Company Developments

As of July 30, 2018, the Company held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to June 30, 2018 and as of July 30, 2018, there were no announced or completed liquidity events.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Reston, VA, and San Diego, CA.

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

We also make investments in qualifying small businesses through our two wholly owned small business investment companies (“SBICs”). Our SBIC subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”), hold approximately $115.4 million and $294.8 million in assets, respectively, and accounted for approximately 5.2% and 13.4% of our total assets, respectively, prior to consolidation at June 30, 2018. In aggregate, at June 30, 2018, with our net investment of $118.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to Small Business Administration (“SBA”) approval. At June 30, 2018, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries. On July 13, 2018, we fully redeemed the principal outstanding on our SBA HT II debenture. See “– Subsequent Events.”

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $1.7 billion at June 30, 2018 and $1.5 billion at December 31, 2017. The fair value of our debt investment portfolio at June 30, 2018 was approximately $1.5 billion, compared to a fair value of approximately $1.4 billion December 31, 2017. The fair value of the equity portfolio at June 30, 2018 was approximately $121.5 million, compared to a fair value of approximately $89.4 million at December 31, 2017. The fair value of the warrant portfolio at June 30, 2018 was approximately $34.4 million, compared to a fair value of approximately $36.8 million at December 31, 2017.

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

Our portfolio activity for the six months ended June 30, 2018 and the year ended December 31, 2017 was comprised of the following:

(in millions)	June 30, 2018	December 31, 2017
Debt Commitments (1)
New portfolio company	$637.1	$773.2
Existing portfolio company	59.5	98.8
Total	$696.6	$872.0
Funded and Restructured Debt Investments (2)
New portfolio company	$412.6	$578.9
Existing portfolio company	118.7	175.9
Total	$531.3	$754.8
Funded Equity Investments
New portfolio company	$27.7	7.1
Existing portfolio company	4.7	2.9
Total	$32.4	$10.0
Unfunded Contractual Commitments (3)
Total	$129.7	$73.6
Non-Binding Term Sheets
New portfolio company	$70.0	$122.0
Existing portfolio company	10.0	—
Total	$80.0	$122.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2018, we received approximately $404.3 million in aggregate principal repayments. Of the approximately $404.3 million of aggregate principal repayments, approximately $46.5 million were scheduled principal payments and approximately $357.8 million were early principal repayments related to 26 portfolio companies. Of the approximately $357.8 million early principal repayments, approximately $38.5 million were early repayments due to merger and acquisition transactions for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the six months ended June 30, 2018 and the year ended December 31, 2017 was as follows:

(in millions)	June 30, 2018	December 31, 2017
Beginning portfolio	$1,542.2	$1,423.9
New fundings and restructures	563.7	764.8
Warrants not related to current period fundings	0.2	0.6
Principal payments received on investments	(46.5)	(119.5)
Early payoffs	(357.8)	(505.6)
Accretion of loan discounts and paid-in-kind principal	16.9	36.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(8.1)	(8.1)
New loan fees	(7.0)	(9.8)
Sale of investments	(1.6)	(11.0)
Loss on investments due to write offs	(22.0)	(39.6)
Net change in unrealized appreciation (depreciation)	21.9	10.0
Ending portfolio	$1,701.9	$1,542.2

As of June 30, 2018, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2018, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 6.0% to 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $33.7 million of unamortized fees at June 30, 2018, of which approximately $27.9 million was included as an offset to the cost basis of our current debt investments and approximately $5.8 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017, we had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of our current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2018, we had approximately $23.8 million in exit fees receivable, of which approximately $21.6 million was included as a component of the cost basis of our current debt investments and approximately $2.2 million was a deferred receivable related to expired commitments. At December 31, 2017, we had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as a component of the cost basis of our current debt investments and approximately $3.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.3 million and $2.5 million in PIK income during the three months ended June 30, 2018 and 2017, respectively. We recorded approximately $4.6 million and $4.7 million in PIK income during the six months ended June 30, 2018 and 2017, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.7% and 12.1% during the three months ended June 30, 2018 and 2017, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.5% and 14.9% for the three months ended June 30, 2018 and 2017, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 11.8% and 12.8% during the three months ended June 30, 2018 and 2017, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 1.2% and -2.0% during the six months ended June 30, 2018 and 2017, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

As of June 30, 2018, approximately 80.5% of the fair value of our portfolio was composed of investments in five industries: 26.3% investments in the drug discovery & development industry, 26.2% investments in the software industry, 15.1% investments in the internet consumer & business services industry, 7.1% investments in the sustainable and renewable technology industry, and 5.8% investments in the Medical Devices & Equipment industry.

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

For the six months ended June 30, 2018 and the year ended December 31, 2017, our ten largest portfolio companies represented approximately 27.4% and 34.6% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2018 and December 31, 2017, we had five and seven investments, respectively, that represented 5% or more of our net assets. At June 30, 2018, we had six equity investments representing approximately 65.4% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2017, we had nine equity investments which represented approximately 67.1% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of June 30, 2018, approximately 97.2% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of June 30, 2018, approximately 85.9% of our debt investments were in a senior secured first lien position, with 49.2% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.3% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.4% of our debt investments were senior secured by the equipment of the portfolio company, and 6.1% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.5% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.6% were unsecured.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2018, we held warrants in 133 portfolio companies, with a fair value of approximately $34.4 million. The fair value of our warrant portfolio decreased by approximately $2.4 million, as compared to a fair value of $36.8 million at December 31, 2017 primarily related to the slight decrease in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $79.6 million to exercise such warrants as of June 30, 2018. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2018 and December 31, 2017, respectively:

(in thousands)	June 30, 2018			December 31, 2017
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	14	$247,542	16.0%	12	$345,191	24.4%
2	43	791,931	51.2%	32	583,017	41.2%
3	25	463,702	30.0%	32	443,775	31.3%
4	4	41,960	2.7%	4	41,744	2.9%
5	2	862	0.1%	5	2,257	0.2%
	88	$1,545,997	100.0%	85	$1,415,984	100.0%

As of June 30, 2018, our debt investments had a weighted average investment grading of 2.21 on a cost basis, as compared to 2.17 at December 31, 2017. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The decline in weighted average investment grading at June 30, 2018 from December 31, 2017 is primarily due to the payoff of four positions with a credit rating 1 as well as the downgrade of three positions from a credit rating 2 to a credit rating 3. In addition, one position was downgraded to a credit rating 5, while four positions that were rated 5 as of December 31, 2017 were sold or liquidated during the period.

At June 30, 2018, we had two debt investments on non-accrual with a cumulative investment cost and fair value of approximately $2.8 million and $33,000, respectively. At December 31, 2017, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cumulative cost of debt investments on non-accrual between June 30, 2018 and December 31, 2017 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2017, which resulted in a realized loss of approximately $10.3 million, slightly offset by a loan repayment in full from one debt investment.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

Investment Income

Interest Income

Total investment income for the three months ended June 30, 2018 was approximately $49.6 million as compared to approximately $48.5 million for the three months ended June 30, 2017. Total investment income for the six months ended June 30, 2018 was approximately $98.3 million as compared to approximately $94.8 million for the six months ended June 30, 2017.

Interest income for the three months ended June 30, 2018 totaled approximately $45.9 million as compared to approximately $40.5 million for the three months ended June 30, 2017. Interest income for the six months ended June 30, 2018 totaled approximately $88.9 million as compared to approximately $83.4 million for the six months ended June 30, 2017. The increase in interest income for the three and six months ended June 30, 2018 as compared to the same periods ended June 30, 2017, is primarily attributable to an increase in recurring interest income and an increase in the weighted average principal outstanding of loans.

Of the $45.9 million in interest income for the three months ended June 30, 2018, approximately $45.0 million represents recurring income from the contractual servicing of our loan portfolio and approximately $911,000 represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $37.9 million and $2.6 million, respectively, of the $40.5 million interest income for the three months ended June 30, 2017.

Of the $88.9 million in interest income for the six months ended June 30, 2018, approximately $84.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $4.6 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $77.9 million and $5.5 million, respectively, of the $83.4 million interest income for the six months ended June 30, 2017.

The following table shows the PIK-related activity for the six months ended June 30, 2018 and 2017, at cost:

	Six Months Ended June 30,
(in thousands)	2018	2017
Beginning PIK interest receivable balance	$15,487	$9,930
PIK interest income during the period	4,621	4,666
PIK accrued (capitalized) to principal	(1,153)	—
Payments received from PIK loans	(9,107)	(2,031)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$9,848	$12,565

The slight decrease in PIK interest income during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is due to a decrease in the weighted average principal outstanding of loans which bear PIK interest. This decrease is offset by an increase in the number of PIK loans which bear interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended June 30, 2018 totaled approximately $3.7 million as compared to approximately $7.9 million for the three months ended June 30, 2017. Fee income from commitment, facility and loan related fees for the six months ended June 30, 2018 totaled approximately $9.4 million as compared to approximately $11.5 million for the six months ended June 30, 2017. The decrease in fee income for both three and six months ended June 30, 2018 is primarily due to a decrease in the acceleration of unamortized fees and one-time fees due to early repayments.

Of the $3.7 million in fee income for the three months ended June 30, 2018, approximately $1.8 million represents income from recurring fee amortization and approximately $1.9 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $1.7 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.4 million and $6.5 million, respectively, of the $7.9 million in income for the three months ended June 30, 2017.

Of the $9.4 million in fee income for the six months ended June 30, 2018, approximately $3.1 million represents income from recurring fee amortization and approximately $6.3 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $4.8 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $3.6 million and $7.9 million, respectively, of the $11.5 million in income for the six months ended June 30, 2017.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2018 or 2017.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $26.8 million and $23.2 million during the three months ended June 30, 2018 and 2017, respectively. Our operating expenses totaled approximately $49.4 million and $46.9 million during the six months ended June 30, 2018 and 2017, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $13.2 million and $10.6 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $23.8 million and $23.0 million during the six months ended June 30, 2018 and 2017, respectively. Interest and fee expense during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, increased due to the issuance of our 2022 Notes in October 2017, 2025 Notes in April 2018 and interest related to our credit facilities, offset by the partial redemptions of our 2024 Notes and amortization of our 2021 Asset-Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.4% and 5.5% for the three months ended June 30, 2018 and 2017, respectively, and a weighted average cost of debt of approximately 5.8% and 6.5% for the six months ended June 30, 2018 and 2017, respectively. The increase in the weighted average cost of debt for the three months ended June 30, 2018, as compared to the same period ended June 30, 2017 is attributable to the one-time non-cash acceleration of unamortized fees due to the partial redemption of our 2024 Notes in April 2018. The decrease in the weighted average cost of debt for the six months ended June 30, 2018 is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $3.7 million from $4.7 million for the three months ended June 30, 2018 and 2017. Our general and administrative expenses decreased to $7.7 million from $8.8 million for the six months ended June 30, 2018 and 2017. The decrease for both three and six months ended June 30, 2018 was primarily attributable to a reduction in corporate legal and other expenses.

Employee Compensation

Employee compensation and benefits totaled $7.0 million for the three months ended June 30, 2018 as compared to $5.9 million for the three months ended June 30, 2017, and $12.8 million for the six months ended June 30, 2018 as compared to $11.3 million for the six months ended June 30, 2017. The increase between the comparative periods was primarily due to increased salaries and changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $2.9 million for the three months ended June 30, 2018 as compared to $1.9 million for the three months ended June 30, 2017, and $5.2 million for the six months ended June 30, 2018 as compared to $3.7 million for the six months ended June 30, 2017. The increase for the comparative periods was primarily related to restricted stock award vesting and retention rewards.

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

A summary of realized gains and losses for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Realized gains	$6,880	$5,083	$7,988	$11,553
Realized losses	(15,791)	(10,796)	(21,819)	(14,028)
Net realized gains (losses)	$(8,911)	$(5,713)	$(13,831)	$(2,475)

During the three and six months ended June 30, 2018 we recognized net realized losses of $8.9 million and $13.8 million, respectively. During the three months ended June 30, 2018, we recorded gross realized gains of $6.9 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $15.8 million primarily from the liquidation or write-off of our warrant and equity investments in seven portfolio companies and our debt investment in one portfolio company.

During the six months ended June 30, 2018, we recorded gross realized gains of $8.0 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $21.8 million primarily from the liquidation or write-off of our warrant and equity investments in thirteen portfolio companies and our debt investments in three portfolio companies

During the three and six months ended June 30, 2017, we recognized net realized losses of $5.7 million and $2.5 million respectively. During the three months ended June 30, 2017, we recorded gross realized gains of $5.1 million primarily from the sale of our holdings in one portfolio company. These gains were offset by gross realized losses of $10.8 million primarily from the liquidation or write-off of our warrant and equity investments in ten portfolio companies.

During the six months ended June 30, 2017, we recorded gross realized gains of $11.5 million primarily from the sale of our holdings in four portfolio companies. These gains were offset by gross realized losses of $14.0 million primarily from the liquidation or write-off of our warrant and equity investments in twelve portfolio companies and our debt investment in one portfolio company.

The following table summarizes the change in net unrealized appreciation/depreciation of investments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross unrealized appreciation on portfolio investments	$30,970	$68,389	$38,767	$87,867
Gross unrealized depreciation on portfolio investments	(14,819)	(61,292)	(44,367)	(109,562)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	20,925	6,015	27,591	3,610
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	37,076	13,112	21,991	(18,085)
Other net unrealized appreciation (depreciation)	1,121	475	1,009	169
Total net unrealized appreciation (depreciation) on investments	$38,197	$13,587	$23,000	$(17,916)

During the three months ended June 30, 2018, we recorded $38.2 million of net unrealized appreciation, of which $37.1 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $24.2 million of net unrealized appreciation on our debt investments which was attributable to $20.1 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of one portfolio company and loan repayments from three portfolio companies, along with $4.1 million of unrealized appreciation on the debt portfolio, including $1.8 million of unrealized appreciation on collateral-based impairments on one portfolio company.

We recorded $8.2 million of net unrealized appreciation on our equity investments and $4.7 million of net unrealized appreciation on our warrant investments during the three months ended June 30, 2018. This net unrealized appreciation of $12.9 million was primarily due to $12.1 million of unrealized appreciation on the equity and warrant portfolio investments.

During the six months ended June 30, 2018, we recorded $23.0 million of net unrealized appreciation, of which $22.0 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $15.9 million of net unrealized appreciation on our debt investments which was primarily related to $25.4 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of three portfolio companies and loan repayments from three portfolio companies. This unrealized appreciation was partially offset by $9.5 million of unrealized depreciation on the debt portfolio, including $8.3 million of unrealized depreciation on collateral-based impairments on four portfolio companies.

We recorded $4.1 million of net unrealized appreciation on our equity investments and $1.9 million of net unrealized appreciation on our warrant investments during the six months ended June 30, 2018. This net unrealized appreciation of $6.0 million was due to $3.9 million of unrealized appreciation on the equity and warrant portfolio and $2.1 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon being realized as a gain or loss due to the acquisition or liquidation of our equity and warrant investments.

During the three months ended June 30, 2017, we recorded $13.6 million of net unrealized appreciation, of which $13.2 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $50.9 million of net unrealized appreciation on our debt investments, which was primarily was attributed to the reversal of prior period collateral based impairments of $48.8 million unrealized depreciation for the prior period collateral-based impairments on two portfolio companies.

We recorded $42.9 million of net unrealized depreciation on our equity investments primarily due to the collateral-based impairment on one portfolio company, slightly offset by $6.8 million of unrealized appreciation for one portfolio company upon being realized as a gain. We also recorded $5.2 million of net unrealized appreciation on our warrant investments during the three months ended June 30, 2017.

During the six months ended June 30, 2017, we recorded $17.9 million of net unrealized depreciation, of which $18.0 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $19.7 million of net unrealized depreciation on our debt investments, which was primarily related to $38.5 million of unrealized depreciation for collateral-based impairments on seven portfolio companies offset by the reversal of $52.0 million unrealized depreciation for the prior period collateral-based impairments on three portfolio companies.

We recorded $45.7 million of net unrealized depreciation on our equity investments primarily due to $54.4 million of collateral based impairment on five portfolio companies and the reversal of approximately $2.1 million of unrealized appreciation for one portfolio company upon being realized as a gain. We also recorded $8.0 million of net unrealized appreciation on our warrant investments during six months ended June 30, 2017.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2018, we had a net increase in net assets resulting from operations of approximately $52.1 million and for the three months ended June 30, 2017, we had a net increase in net assets resulting from operations of approximately $33.1 million. For the six months ended June 30, 2018, we had a net increase in net assets resulting from operations of approximately $58.0 million and for the six months ended June 30, 2017, we had a net increase in net assets resulting from operations of approximately $27.6 million.

Both the basic and fully diluted net change in net assets per common share were $0.59 per share for the three months ended June 30, 2018 and $0.67 per share for the six months ended June 30, 2018. Both the basic and fully diluted net change in net assets per common share were $0.40 per share and $0.33 per share for the three and six months ended June 30, 2017.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2018 and 2017, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and six months ended June 30, 2018 and 2017 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into the Prior Equity Distribution Agreement. On March 7, 2016, we renewed the Prior Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

On September 7, 2017, we terminated the Prior Equity Distribution Agreement and entered into the Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the six months ended June 30, 2018, we sold 2.6 million shares of common stock, which were issued under the Equity Distribution Agreement, for a total accumulated net proceeds of approximately $31.4 million, including $877,000 of offering expenses. As of June 30, 2018, approximately 7.8 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “ – Subsequent Events.”

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

On May 5, 2016, we, through a special purpose wholly-owned subsidiary, Hercules Funding III, as borrower, entered the Union Bank Facility. The Union Bank Facility replaced the Prior Union Bank Facility.  Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

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

We did not sell any notes under the program during the three months ended June 30, 2018. During the year ended December 31, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of June 30, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the 2022 Notes pursuant to the 2022 Notes Indenture. The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of approximately $975,000, were approximately $1.8 million.

On November 23, 2017, we redeemed $75.0 million of the $258.5 million issued and outstanding aggregate principal amount of our 2024 Notes. On April 2, 2018, we redeemed an additional $100.0 million of the remaining outstanding aggregate principal amount of the 2024 Notes.

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the 2025 Notes pursuant to the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.6 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.4 million.

On May 25, 2018, the Company entered into the Amendment to the Union Bank Facility. The Amendment amends certain provisions of the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million.

On June 14, 2018, we closed the June 2018 Equity Offering. The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

At June 30, 2018, we had $190.2 million of SBA debentures, $150.0 million of 2022 Notes, $83.5 million of 2024 Notes, $75.0 million of 2025 Notes, $31.1 million of 2021 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, and $58.3 million of borrowings outstanding on the Union Bank Facility. We had no borrowings outstanding under the Wells Facility.

At June 30, 2018, we had $221.2 million in available liquidity, including $59.5 million in cash and cash equivalents. We had available borrowing capacity of $120.0 million under the Wells Facility and $41.7 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2018, we had $118.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $44.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2018, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries. On July 13, 2018, we fully redeemed the principal outstanding on our SBA HT II debentures.

At June 30, 2018, we had approximately $15.9 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the six months ended June 30, 2018, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2018, our operating activities used $93.9 million of cash and cash equivalents, compared to $67.6 million provided during the six months ended June 30, 2017. This $161.5 million increase in cash used in operating activities is primarily related to an increase in investment purchases of $223.1 million, partially offset by an increase in investment repayments of $64.8 million.

During the six months ended June 30, 2018, our investing activities used approximately $116,000 of cash, compared to $89,000 used during the six months ended June 30, 2017.

During the six months ended June 30, 2018, our financing activities provided $74.3 million of cash, compared to $88.8 million provided during the six months ended June 30, 2017. $14.4 million decrease in cash provided by financing activities was primarily due to the repayment of $100.0 million of our 2024 Notes in April 2018, an increase of $63.3 million of net credit facilities repayments, offset by the increase in issuance of our common stock of $65.7 million and the issuance of $75.0 million of our 2025 Notes in April 2018.

As of June 30, 2018, net assets totaled $963.7 million, with a NAV per share of $10.22. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% (or 150%, subject to certain approval and disclosure requirements) after each issuance of senior securities. As of June 30, 2018 our asset coverage ratio under our regulatory requirements as a business development company was 252.7% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% (or 150%, subject to certain approval and disclosure requirements), which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage ratio when including our SBA debentures was 217.2% at June 30, 2018.

Outstanding Borrowings

At June 30, 2018 and December 31, 2017, we had the following available borrowings and outstanding amounts:

	June 30, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$188,457	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,728	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,694	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,616	—	—	—
2021 Asset-Backed Notes	31,088	31,088	30,698	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	224,269	230,000	230,000	223,488
Wells Facility (3)	120,000	—	—	120,000	—	—
Union Bank Facility (3)	100,000	58,323	58,323	75,000	—	—
Total	$979,798	$818,121	$803,785	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At both June 30, 2018 and December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of June 30, 2018 and December 31, 2017 were as follows:

(in thousands)	June 30, 2018	December 31, 2017
SBA Debentures	$1,743	$2,059
2022 Notes	1,559	1,633
2024 Notes	1,871	4,591
2025 Notes	416	—
2021 Asset-Backed Notes	390	503
2022 Convertible Notes	3,269	3,715
Wells Facility (1)	188	227
Union Bank Facility (1)	273	379
Total	$9,709	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and six months ended June 30, 2018.

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

At June 30, 2018, we had approximately $129.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $80.0 million of non-binding term sheets outstanding to two new and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2018, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
ThumbTack, Inc.	$25,000
Tricida, Inc.	25,000
Contentful, Inc.	15,000
Impossible Foods, Inc.	15,000
Chemocentryx, Inc.	10,000
Proterra, Inc.	10,000
Evernote Corporation	7,500
Businessolver.com, Inc.	6,375
Achronix Semiconductor Corporation	5,000
Xometry, Inc.	4,000
Emma, Inc.	2,963
First Insight, Inc.	1,500
Lithium Technologies, Inc.	878
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$129,716

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2018:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$818,121	$72,288	$97,073	$490,250	$158,510
Operating Lease Obligations (4)	16,655	2,352	5,614	5,868	2,821
Total	$834,776	$74,640	$102,687	$496,118	$161,331

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $190.2 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, $75.0 million of the 2025 Notes, $31.1 million of the 2021 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes and $58.3 million under the Union Credit Facility as of June 30, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to our consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects our intention to repay the remaining outstanding debentures in HT II in Q3 2018. See “– Subsequent Events.”

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $510,000 and $961,000 during the three and six months ended June 30, 2018. Total rent expense amounted to approximately $449,000 and $893,000 during the three and six months ended June 30, 2017.

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

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
Cumulative distributions declared and paid prior to January 1, 2016			$11.23
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
February 14, 2018	March 5, 2018	March 12, 2018	0.31
April 25, 2018	May 14, 2018	May 21, 2018	0.31
July 25, 2018	August 13, 2018	August 20, 2018	0.31
			$14.64

On July 25, 2018, the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 20, 2018 to stockholders of record as of August 13, 2018. This distribution represents our fifty-second consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.64 per share.

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

During the three months ended June 30, 2018, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2018 distributions to stockholders will actually be.

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

At June 30, 2018, approximately 94.9% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and six months ended June 30, 2018.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and six months ended June 30, 2018. See “— Results of Operations” for a comparison of investment income for the three and six months ended June 30, 2018 and 2017.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. We follow the guidelines set forth under ASC Topic 718, (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. We do not believe that ASU 2018-07 will have a material impact on our consolidated financial statements and disclosures.

Subsequent Events

Distribution Declaration

On July 25, 2018 the Board of Directors declared a cash distribution of $0.31 per share to be paid on August 20, 2018 to stockholders of record as of August 13, 2018. This distribution represents our fifty-second consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.64 per share.

ATM Equity Program Issuances

Subsequent to June 30, 2018 and as of July 30, 2018, we sold 1.6 million shares of common stock for total accumulated net proceeds of approximately $19.8 million, including $150,000 of offering expenses, under the Equity Distribution Agreement with JMP. As of July 30, 2018, approximately 6.2 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Hercules Technology II Debentures Full Redemption

On July 13, 2018, we completed repayment of the $41.2 million of outstanding HT II debentures.

Wells Facility

On July 31, 2018, we entered into a further amendment to the Wells Facility to extend the maturity date and fully repay the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc., thereby resigning both as lenders and terminating their commitments thereunder.

Portfolio Company Developments

As of July 30, 2018, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to June 30, 2018 and as of July 30, 2018, there were no companies that announced or completed liquidity events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2018, approximately 97.2% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS(1)
25	$3,489	$36	$3,453	$0.04
50	$7,061	$71	$6,990	$0.08
75	$10,632	$107	$10,525	$0.12
100	$14,353	$143	$14,210	$0.16
200	$28,988	$286	$28,702	$0.33
300	$43,172	$429	$42,743	$0.49

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 87,125.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2018 we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies June 30, 2018 that represent greater than 5% of our net assets:

	June 30, 2018
(in thousands)	Fair Value	Percentage of Net Assets
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	$60,908	6.3%
Axovant Sciences Ltd.	54,251	5.6%
Fuze, Inc.	51,014	5.3%
EverFi, Inc.	50,067	5.2%
Businessolver.com, Inc.	50,000	5.2%
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•

Businessolver.com, Inc. is a technology company that provides a cloud-based SaaS platform for employee benefit administration designed to manage and monitor enrollment and payroll dashboards with real-time data.

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

Dividend Reinvestment Plan

During the six months ended June 30, 2018, we issued 69,231 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $854,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Fifth Supplemental Indenture, dated as of April 26, 2018, between the Registrant and U.S. Bank, National Association.(1)
4.2	Form of 5.25% Note due 2025, dated April 26, 2018 (included as part of Exhibit 4.1).(1)
10.1	Form of Retention Performance Stock Unit Award Agreement.(2)
10.2	Form of Cash Retention Bonus Award Agreement.(2)
10.3

Second Amendment to the Loan and Security Agreement, dated as of May  25, 2018, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(3)

11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as part of Post-Effective Amendment No. 4, as filed on April 26, 2018 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2018

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	June 30,
		Credited to	Realized	2017	Gross	Gross	Appreciation/	2018
Portfolio Company	Investment (1)	Income (2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Common Stock	$—	$(2,900)	$242	$—	$(3,100)	$2,858	$—
Gibraltar Business Capital, LLC (8)	Senior Debt	501	—	—	9,809	—	—	9,809
	Preferred Stock	—	—	—	25,896	—	—	25,896
	Common Stock	—	—	—	1,884	—	—	1,884
Total Majority Owned Control Investments		$501	$(2,900)	$242	$37,589	$(3,100)	$2,858	$37,589
Other Control Investments
Second Time Around (Simplify Holdings, LLC) (7)	Senior Debt	$—	$(1,743)	$—	$—	$(1,781)	$1,781	$—
Tectura Corporation(5)	Senior Debt	926	335	19,219	645	(335)	(402)	19,127
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	900	—	(900)	—
Total Other Control Investments		$926	$(1,408)	$19,219	$1,545	$(2,116)	$479	$19,127
Total Control Investments		$1,427	$(4,308)	$19,461	$39,134	$(5,216)	$3,337	$56,716

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$(680)	$86	$—	$(680)	$827	$233
	Preferred Stock	—	—	6,205	1,301	—	(412)	7,094
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)(6)	Senior Debt	1,061	—	13,604	364	(3,500)	(86)	10,382
	Common Stock	—	—	11,400	—	—	(404)	10,996
Stion Corporation	Preferred Warrants	—	(1,378)	—	—	(1,378)	1,378	—
Total Affiliate Investments		$1,061	$(2,058)	$31,295	$1,665	$(5,558)	$1,303	$28,705
Total Control and Affiliate Investments		$2,488	$(6,366)	$50,756	$40,799	$(10,774)	$4,640	$85,421

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(5)

As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.

(6)

As of September 30, 2017, the Company's investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as an affiliate investment due to a reduction in equity ownership. Note that this investment was classified as a control investment as of June 30, 2017 after the Company obtained a controlling financial interest.

(7)	As of February 2018, the Company’s investments in Second Time Around (Simplify Holdings, LLC) were deemed wholly worthless and written off for a realized loss.
(8)	As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2018

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$10,000	$9,809	$9,809
	Diversified Financial Services	Preferred Stock			10,602,752	25,896	25,896
	Diversified Financial Services	Common Stock			830,000	1,884	1,884
Total Gibraltar Business Capital, LLC						$37,589	$37,589
Total Majority Owned Control Investments (3.90%)*						$37,589	$37,589
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,608	20,608	19,127
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						21,748	19,127
Total Other Control Investments (1.98%)*						$21,748	$19,127
Total Control Investments (5.89%)*						$59,337	$56,716

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			6,185,567	$3,000	$411
	Medical Devices & Equipment	Preferred Series C Equity			1,927,309	655	119
	Medical Devices & Equipment	Preferred Series D Equity			55,103,923	5,257	3,721
	Medical Devices & Equipment	Preferred Series E Equity			31,199,131	2,609	2,843
	Medical Devices & Equipment	Preferred Series E Warrants			7,442,491	572	233
Total Optiscan BioMedical, Corp.						12,093	7,327
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$10,500	10,468	10,382
	Sustainable and Renewable Technology	Common Stock			288	61,502	10,996
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$71,970	$21,378
Total Affiliate Investments (2.98%)*						$84,063	$28,705
Total Control and Affiliate Investments (8.86%)*						$143,400	$85,421

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: August 2, 2018	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 2, 2018	/S/ GERARD R. WALDT, JR.
Gerard R. Waldt, Jr.
Interim Chief Accounting Officer