Form 10-Q
period 2018-09-30
Hercules Capital, Inc.
filed 2018-11-01
CIK 1280784

zp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 29, 2018, there were 96,731,791 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,663,658 and $1,506,454, respectively)	$1,670,034	$1,491,458
Control investments (cost of $64,630 and $25,419, respectively)	62,387	19,461
Affiliate investments (cost of $84,821 and $87,956, respectively)	28,095	31,295
Total investments in securities, at value (cost of $1,813,109 and $1,619,829, respectively)	1,760,516	1,542,214
Cash and cash equivalents	43,212	91,309
Restricted cash	2,429	3,686
Interest receivable	15,722	12,262
Other assets	1,175	5,244
Total assets	$1,823,054	$1,654,715

Liabilities
Accounts payable and accrued liabilities	$21,473	$26,896
SBA Debentures, net (principal of $149,000 and $190,200, respectively) (1)	147,527	188,141
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	147,859	147,572
2024 Notes, net (principal of $83,510 and $183,510, respectively) (1)	81,791	179,001
2025 Notes, net (principal of $75,000 and $0, respectively) (1)	72,495	—
2033 Notes, net (principal of $40,000 and $0, respectively) (1)	38,752	—
2021 Asset-Backed Notes, net (principal of $3,515 and $49,153, respectively) (1)	3,423	48,650
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	224,660	223,488
Credit Facilities	80,894	—
Total liabilities	$818,874	$813,748

Net assets consist of:
Common stock, par value	96	85
Capital in excess of par value	1,060,875	908,501
Unrealized appreciation (depreciation) on investments (2)	(53,784)	(79,760)
Accumulated undistributed realized gains (losses) on investments	(30,855)	(20,374)
Undistributed net investment income	27,848	32,515
Total net assets	$1,004,180	$840,967
Total liabilities and net assets	$1,823,054	$1,654,715

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	96,751	84,424
Net asset value per share	$10.38	$9.96

(1)

The Company’s SBA Debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)

Amounts include $1.2 million and $2.1 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, and estimated taxes payable as of September 30, 2018 and December 31, 2017, respectively.

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

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Restricted Cash	$2,429	$3,686
Total investments in securities, at value (cost of $86,070 and $146,208, respectively)	85,965	144,513
Total assets	$88,394	$148,199

Liabilities
2021 Asset-Backed Notes, net (principal of $3,515 and $49,153, respectively) (1)	$3,423	$48,650
Total liabilities	$3,423	$48,650

(1)	The Company’s 2021 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income:
Interest income
Non-control/Non-affiliate investments	$47,662	$41,725	$134,031	$124,049
Control investments	921	464	2,348	1,505
Affiliate investments	509	246	1,570	248
Total interest income	49,092	42,435	137,949	125,802
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	1,858	2,239	6,228	7,613
Control investments	1	1	1	11
Affiliate investments	71	2	263	2
Total commitment, facility and loan fee income	1,930	2,242	6,492	7,626
One-time fee income:
Non-control/Non-affiliate investments	1,580	1,188	6,423	7,254
Total one-time fee income	1,580	1,188	6,423	7,254
Total fee income	3,510	3,430	12,915	14,880
Total investment income	52,602	45,865	150,864	140,682
Operating expenses:
Interest	9,451	9,185	28,715	28,046
Loan fees	1,502	1,314	6,039	5,500
General and administrative
Legal Expenses	677	925	1,889	3,792
Other Expenses	3,044	2,623	9,515	8,570
Total general and administrative	3,721	3,548	11,404	12,362
Employee compensation:
Compensation and benefits	5,294	6,014	18,069	17,276
Stock-based compensation	3,332	1,831	8,498	5,573
Total employee compensation	8,626	7,845	26,567	22,849
Total operating expenses	23,300	21,892	72,725	68,757
Net investment income	29,302	23,973	78,139	71,925
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	3,350	(8,911)	(4,115)	(10,940)
Control investments	—	(15,543)	(4,308)	(15,989)
Affiliate investments	—	—	(2,058)	—
Total net realized gain (loss) on investments	3,350	(24,454)	(10,481)	(26,929)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	3,967	11,320	22,327	45,420
Control investments	378	17,624	3,715	17,703
Affiliate investments	(1,368)	4,609	(66)	(47,486)
Total net unrealized appreciation (depreciation) on investments	2,977	33,553	25,976	15,637
Total net realized and unrealized gain (loss)	6,327	9,099	15,495	(11,292)
Net increase (decrease) in net assets resulting from operations	$35,629	$33,072	$93,634	$60,633

Net investment income before investment gains and losses per common share:
Basic	$0.31	$0.29	$0.87	$0.87
Change in net assets resulting from operations per common share:
Basic	$0.37	$0.40	$1.04	$0.73
Diluted	$0.37	$0.40	$1.04	$0.73
Weighted average shares outstanding
Basic	95,460	82,496	89,100	82,073
Diluted	95,671	82,607	89,212	82,173
Distributions declared per common share:
Basic	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

					Accumulated
				Unrealized	Undistributed
			Capital in	Appreciation	Realized	Undistributed
	Common Stock		excess	(Depreciation)	Gains (Losses)	Net Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	Income	Assets
Balance at December 31, 2016	79,555	$80	$839,657	$(89,025)	$14,314	$22,918	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	15,637	(26,929)	71,925	60,633
Public offering, net of offering expenses	4,077	4	56,330	—	—	—	56,334
Issuance of common stock due to stock option exercises	46	—	213	—	—	—	213
Retired shares from net issuance	(18)	—	(172)	—	—	—	(172)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—
Retired shares for restricted stock vesting	(187)	—	(2,483)	—	—	—	(2,483)
Distributions reinvested in common stock	132	—	1,780	—	—	—	1,780
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	—	(14,893)	(62,104)	(76,997)
Stock-based compensation (1)	—	—	5,619	—	—	—	5,619
Balance at September 30, 2017	83,615	$84	$904,357	$(73,388)	$(27,508)	$32,739	$836,284

Balance at December 31, 2017	84,424	$85	$908,501	$(79,760)	$(20,374)	$32,515	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	25,976	(10,481)	78,139	93,634
Public offering, net of offering expenses	11,953	11	143,787	—	—	—	143,798
Issuance of common stock due to stock option exercises	63	—	704	—	—	—	704
Retired shares from net issuance	(57)	—	(718)	—	—	—	(718)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—	—
Retired shares for restricted stock vesting	(76)	—	(937)	—	—	—	(937)
Distributions reinvested in common stock	108	—	1,372	—	—	—	1,372
Distributions	—	—	—	—	—	(82,806)	(82,806)
Stock-based compensation (1)	—	—	8,166	—	—	—	8,166
Balance at September 30, 2018	96,751	$96	$1,060,875	$(53,784)	$(30,855)	$27,848	$1,004,180

(1)	Stock-based compensation includes $33 and $46 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$93,634	$60,633
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(706,113)	(487,321)
Principal and fee payments received on investments	503,971	486,985
Proceeds from the sale of investments	17,521	21,945
Net unrealized depreciation (appreciation) on investments	(25,976)	(15,637)
Net realized loss (gain) on investments	10,481	26,929
Accretion of paid-in-kind principal	(7,040)	(7,078)
Accretion of loan discounts	(2,961)	(5,242)
Accretion of loan discount on Convertible Notes	504	448
Accretion of loan exit fees	(12,482)	(14,413)
Change in deferred loan origination revenue	3,472	1,083
Unearned fees related to unfunded commitments	1,908	441
Amortization of debt fees and issuance costs	5,197	4,534
Depreciation	147	153
Stock-based compensation and amortization of restricted stock grants (1)	8,166	5,619
Change in operating assets and liabilities:
Interest and fees receivable	(3,460)	1,107
Prepaid expenses and other assets	2,141	(1,100)
Accounts payable	(187)	—
Accrued liabilities	(4,282)	(2,457)
Net cash provided by (used in) operating activities	(115,359)	76,629

Cash flows from investing activities:
Purchases of capital equipment	(325)	(127)
Net cash provided by (used in) investing activities	(325)	(127)

Cash flows from financing activities:
Issuance of common stock, net	143,498	56,334
Retirement of employee shares	(651)	(2,442)
Distributions paid	(81,434)	(75,217)
Issuance of 2022 Convertible Notes	—	230,000
Issuance of 2024 Notes	—	5,637
Issuance of 2025 Notes	75,000	—
Issuance of 2033 Notes	40,000	—
Repayments of 2019 Notes	—	(110,364)
Repayments of 2024 Notes	(100,000)	—
Repayments of 2021 Asset-Backed Notes	(45,637)	(43,729)
Repayments of Long-Term SBA Debentures	(41,200)	—
Borrowings of credit facilities	216,109	8,497
Repayments of credit facilities	(135,216)	(13,513)
Cash paid for debt issuance costs	(3,978)	(4,662)
Fees paid for credit facilities and debentures	(161)	(28)
Net cash provided by (used in) financing activities	66,330	50,513
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,354)	127,015
Cash, cash equivalents and restricted cash at beginning of period	94,995	21,366
Cash, cash equivalents and restricted cash at end of period	$45,641	$148,381

Supplemental non-cash investing and financing activities:
Distributions reinvested	1,372	1,780

(1)	Stock-based compensation includes $33 and $46 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$43,212	$140,568
Restricted cash	2,429	7,813
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$45,641	$148,381

See “Note 2 – Summary of Significant Accounting Policies” and “Note 11- Recent Accounting Pronouncements” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (12)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,171	$5,171
Subtotal: Under 1 Year Maturity						5,171	5,171
Subtotal: Biotechnology Tools (0.51%)*						5,171	5,171
Consumer & Business Products
1-5 Years Maturity
WHOOP, INC. (12)	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 8.50%, 6.95% Exit Fee	$6,000	5,970	5,970
Subtotal: 1-5 Years Maturity						5,970	5,970
Subtotal: Consumer & Business Products (0.59%)*						5,970	5,970
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,718	14,865
Subtotal: 1-5 Years Maturity						14,718	14,865
Subtotal: Diversified Financial Services (1.48%)*						14,718	14,865
Drug Delivery
Under 1 Year Maturity
Agile Therapeutics, Inc. (11)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.75% or Floor rate of 9.00%, 3.70% Exit Fee	$5,939	6,523	6,523
Subtotal: Under 1 Year Maturity						6,523	6,523
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (11)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$12,943	13,786	13,733
Antares Pharma Inc. (10)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 4.25% Exit Fee	$25,000	25,233	25,304
Subtotal: 1-5 Years Maturity						39,019	39,037
Subtotal: Drug Delivery (4.54%)*						45,542	45,560

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Drug Discovery & Development
Under 1 Year Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	February 2019	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$1,527	$2,209	$2,209
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.82% Exit Fee	$5,581	5,996	5,996
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$2,277	2,561	65
Subtotal: Under 1 Year Maturity						10,766	8,270
1-5 Years Maturity
Acacia Pharma Inc. (10)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,815	9,815
Aveo Pharmaceuticals, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	10,053	9,954
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	10,144	10,123
Total Aveo Pharmaceuticals, Inc.					$20,000	20,197	20,077
Axovant Sciences Ltd. (5)(10)(16)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$55,000	54,107	54,262
BridgeBio Pharma LLC (13)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.35% or Floor rate of 9.35%, 6.35% Exit Fee	$35,000	34,850	34,850
Chemocentryx, Inc. (10)(15)(17)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$15,000	14,976	14,990
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$14,000	14,762	14,767
Merrimack Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	August 2021	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 5.55% Exit Fee	$15,000	14,928	14,928
Mesoblast (5)(10)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$35,000	35,116	35,519
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$19,902	20,508	20,480
Motif BioSciences Inc. (5)(10)(15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$15,000	14,839	14,787
Myovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	40,050	39,638
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (10)(15)(16)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,776	40,383
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,210	10,096
	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,064	9,980
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	9,959	9,959
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$70,000	71,009	70,418
Stealth Bio Therapeutics Corp. (5)(10)(12)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.00% Exit Fee	$20,000	20,253	20,059
Tricida, Inc. (15)(17)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 3.35% or Floor rate of 8.35%, 11.14% Exit Fee	$25,000	25,132	25,096
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	May 2020	Interest rate PRIME + 3.00% or Floor rate of 8.25%, 5.48% Exit Fee	$20,000	20,608	20,551
Verastem, Inc. (12)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,031	5,026
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,059	5,054
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,030	5,023
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$10,000	9,967	9,888
Total Verastem, Inc.					$25,000	25,087	24,991
Subtotal: 1-5 Years Maturity						436,237	435,228
Subtotal: Drug Discovery & Development (44.17%)*						447,003	443,498

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,080	$10,099
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 2.95% Exit Fee	$12,138	12,153	12,214
Subtotal: 1-5 Years Maturity						22,233	22,313
Subtotal: Electronics & Computer Hardware (2.22%)*						22,233	22,313
Healthcare Services, Other
1-5 Years Maturity
Medsphere Systems Corporation (14)(15)	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$20,346	20,211	20,116
	Healthcare Services, Other	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 9.00%, PIK Interest 1.75%	$5,076	5,047	5,020
Total Medsphere Systems Corporation					$25,422	25,258	25,136
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$30,000	30,320	30,127
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,929	19,946
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,955	9,931
Total PH Group Holdings					$30,000	29,884	29,877
Subtotal: 1-5 Years Maturity						85,462	85,140
Subtotal: Healthcare Services, Other (8.48%)*						85,462	85,140
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$15,223	14,921	14,864
Subtotal: 1-5 Years Maturity						14,921	14,864
Subtotal: Information Services (1.48%)*						14,921	14,864

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Internet Consumer & Business Services
Under 1 Year Maturity
The Faction Group LLC	Internet Consumer & Business Services	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,000	$2,000	$2,000
Subtotal: Under 1 Year Maturity						2,000	2,000
1-5 Years Maturity
AppDirect, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	19,932	19,953
Art.com, Inc. (12)(14)(15)	Internet Consumer & Business Services	Senior Secured	April 2021	Interest rate PRIME + 5.40% or Floor rate of 10.15%, PIK Interest 1.70%, 1.50% Exit Fee	$10,074	9,946	9,926
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$11,000	10,949	10,949
EverFi, Inc. (14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 8.65%, PIK Interest 2.30%	$50,410	50,365	50,365
First Insight, Inc. (15)(17)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$6,000	5,887	5,887
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$3,125	3,125	3,129
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,500	1,500	1,500
Total Greenphire, Inc.					$4,625	4,625	4,629
Intent Media, Inc. (12)(17)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.125%, 2.00% Exit Fee	$9,200	9,210	9,286
Interactions Corporation (19)	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,073	25,205
LogicSource	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$3,972	4,331	4,334
Postmates, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	19,516	19,516
RumbleON, Inc.	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 4.55% Exit Fee	$5,000	4,984	4,984
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$41,635	41,773	41,890
	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,008	4,778	4,778
Total Snagajob.com, Inc.					$46,643	46,551	46,668
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,766	20,766	19,672
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,446	21,006	19,672
The Faction Group LLC	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,467	7,467	7,482
Wheels Up Partners LLC	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$20,980	20,799	20,805
Xometry, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.45% Exit Fee	$7,000	6,996	6,996
Subtotal: 1-5 Years Maturity						267,637	266,657
Subtotal: Internet Consumer & Business Services (26.75%)*						269,637	268,657

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 1.95% Exit Fee	$15,240	$15,234	$15,364
Subtotal: 1-5 Years Maturity						15,234	15,364
Subtotal: Media/Content/Info (1.53%)*						15,234	15,364
Medical Devices & Equipment
Under 1 Year Maturity
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Senior Secured	December 2018	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 6.85% Exit Fee	$1,793	2,273	808
Micell Technologies, Inc. (12)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$3,146	3,524	3,524
Subtotal: Under 1 Year Maturity						5,797	4,332
1-5 Years Maturity
Flowonix Medical, Inc.	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, 7.95% Exit Fee	$15,000	14,480	14,480
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 4.95% Exit Fee	$17,500	17,375	17,402
Quanta Fluid Solutions (5)(10)(11)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$6,853	7,327	7,266
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2020	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.58% Exit Fee	$7,688	7,635	7,635
Rapid Micro Biosystems, Inc. (13)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,034	18,034
Sebacia, Inc. (15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,061	11,003
Transenterix, Inc. (10)(13)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$20,000	19,930	19,930
Subtotal: 1-5 Years Maturity						95,842	95,750
Subtotal: Medical Devices & Equipment (9.97%)*						101,639	100,082
Software
Under 1 Year Maturity
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	7,148	7,148
Subtotal: Under 1 Year Maturity						7,148	7,148

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
1-5 Years Maturity
Banker's Toolbox, Inc. (13)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 7.88%	$39,900	$39,129	$39,227
Businessolver.com, Inc. (16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50%	$52,275	51,290	51,292
Clarabridge, Inc. (12)(14)	Software	Senior Secured	April 2021	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 3.25%	$41,916	41,898	42,356
Couchbase, Inc. (15)(17)(19)	Software	Senior Secured	September 2021	Interest rate PRIME + 5.25% or Floor rate of 10.75%	$15,000	14,915	14,915
Credible Behavioral Health, Inc. (14)(17)	Software	Senior Secured	September 2021	Interest rate PRIME + 3.20% or Floor rate of 7.95%, PIK Interest 3.30%	$7,510	7,421	7,421
Dashlane, Inc. (14)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 9.25% Exit Fee	$10,039	10,018	10,018
Emma, Inc. (17)(18)	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 8.39%	$37,037	35,793	36,062
Evernote Corporation (14)(17)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$6,000	5,984	6,067
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,061	4,043	4,062
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$2,507	2,491	2,491
Total Evernote Corporation					$12,568	12,518	12,620
Fuze, Inc. (13)(14)(15)(16)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$50,929	51,423	51,714
Impact Radius Holdings, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$10,152	10,214	10,171
	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%	$2,006	2,006	1,996
Total Impact Radius Holdings, Inc.					$12,158	12,220	12,167
Insurance Technologies Corporation (17)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$12,500	12,271	12,383
Lightbend, Inc. (14)(15)	Software	Senior Secured	August 2021	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$11,122	10,963	10,965
Lithium Technologies, Inc. (17)	Software	Senior Secured	October 2022	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,774	11,774
Microsystems Holding Company, LLC (13)(19)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,846	11,931
OneLogin, Inc. (14)(15)	Software	Senior Secured	July 2021	Interest rate PRIME + 5.95% or Floor rate of 10.70%, PIK Interest 2.00%	$26,272	25,961	26,239
Quid, Inc. (14)(15)	Software	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,446	8,609	8,627

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
RapidMiner, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,089	$7,070	$7,038
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,162	3,185	1,987
Salsa Labs, Inc. (17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,889	5,889
Signpost, Inc. (14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 3.75% Exit Fee	$15,718	16,111	16,110
ThreatConnect, Inc. (14)(15)(19)	Software	Senior Secured	October 2022	Interest rate PRIME + 4.95% or Floor rate of 9.95%, PIK Interest 1.05%, 2.20% Exit Fee	$7,500	7,405	7,405
Vela Trading Technologies (18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 10.50% or Floor rate of 10.50%	$19,875	19,443	19,642
Wrike, Inc. (13)(14)(19)	Software	Senior Secured	February 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 2.00%, 3.00% Exit Fee	$10,320	10,161	10,437
YouEarnedIt (18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66%	$9,000	8,746	8,746
ZocDoc (19)	Software	Senior Secured	August 2021	Interest rate 3-month PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	29,953	30,093
Subtotal: 1-5 Years Maturity						466,012	467,058
Subtotal: Software (47.22%)*						473,160	474,206
Surgical Devices
Under 1 Year Maturity
Gynesonics, Inc. (9)(14)(15)	Surgical Devices	Unsecured Convertible Debt	May 2019	PIK Interest 8.00%	$144	144	181
Subtotal: Under 1 Year Maturity						144	181
Subtotal: Surgical Devices (0.02%)*						144	181
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(14)(19)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	9,999	9,999
	Sustainable and Renewable Technology	Senior Secured	November 2018	PIK Interest 10.00%	$634	634	634
	Sustainable and Renewable Technology	Senior Secured	November 2018	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$600	593	593
Total Solar Spectrum LLC					$11,234	11,226	11,226
Subtotal: Under 1 Year Maturity						11,226	11,226
1-5 Years Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	13,176	13,213
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 8.50% Exit Fee	$11,909	13,607	13,615
Total FuelCell Energy, Inc.					$25,000	26,783	26,828
Impossible Foods, Inc. (17)	Sustainable and Renewable Technology	Senior Secured	July 2021	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 10.00% Exit Fee	$30,000	29,692	29,692
Metalysis Limited (5)(10)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$7,500	7,569	7,592
Proterra, Inc. (11)(14)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,372	26,581	26,723
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,074	5,329	5,343
Total Proterra, Inc.					$30,446	31,910	32,066
Subtotal: 1-5 Years Maturity						95,954	96,178
Subtotal: Sustainable and Renewable Technology (10.70%)*						107,180	107,404
Total: Debt Investments (159.66%)*						$1,608,014	$1,603,275

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Equity Investments
Communications & Networking
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	$102	$19
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	1,229	6,395
Subtotal: Communications & Networking (0.64%)*					1,331	6,414
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	488
Subtotal: Diagnostic (0.05%)*					750	488
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,874
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	25,976
Total Gibraltar Business Capital, LLC				11,432,752	28,006	27,850
Subtotal: Diversified Financial Services (2.77%)*					28,006	27,850
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)(10)	Drug Delivery	Equity	Common Stock	54,240	108	209
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	688
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	41
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	606
Subtotal: Drug Delivery (0.15%)*					2,417	1,544
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	6,774
Axovant Sciences Ltd. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	129,827	1,269	314
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	556
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	13
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	2,180
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	248
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	150
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	174
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,284
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	51,821	2,000	204
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	741
Rocket Pharmaceuticals, Ltd (p.k.a. Inotek Pharmaceuticals Corporation) (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	23
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	105,260	2,000	3,217
Subtotal: Drug Discovery & Development (1.58%)*					18,033	15,878
Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	40
Subtotal: Electronics & Computer Hardware (0.00%)*					34	40
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	385,000	6,081	20,239
Subtotal: Information Services (2.02%)*					6,081	20,239

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$71
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	354
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	318
Total Lightspeed POS, Inc.				428,707	500	672
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	4,854
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,916
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	728
Total OfferUp, Inc.				394,790	2,295	2,644
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	294
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	243
Total Oportun (p.k.a. Progress Financial)				306,153	500	537
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	—
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (0.87%)*					9,332	8,778
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	4,815
Subtotal: Media/Content/Info (0.48%)*					4,085	4,815
Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	10,119	266	354
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	27
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	198,202	—	744
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	793
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	756
Total Gelesis, Inc.				581,038	925	2,293
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	31
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	29
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	90
Total Medrobotics Corporation				374,703	905	150
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	474
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	137
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	4,203
	Medical Devices & Equipment	Equity	Preferred Series E	311,989	2,609	3,061
Total Optiscan Biomedical, Corp.				944,155	11,521	7,875
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	608
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	1,817
Subtotal: Medical Devices & Equipment (1.31%)*					16,644	13,124
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	91
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,573
	Software	Equity	Preferred Series 3	93,620	300	367
Total Druva, Inc.				552,461	1,300	1,940
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
NewVoiceMedia Limited (5)(10)	Software	Equity	Preferred Series E	669,173	963	1,459
Palantir Technologies	Software	Equity	Preferred Series E	727,696	5,431	4,714
	Software	Equity	Preferred Series G	326,797	2,211	2,117
Total Palantir Technologies				1,054,493	7,642	6,831
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,023
WildTangent, Inc.	Software	Equity	Preferred Series 3	100,000	402	181
Subtotal: Software (1.45%)*					14,414	14,525

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$79
	Surgical Devices	Equity	Preferred Series C	656,538	282	123
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	912
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	684
Total Gynesonics, Inc.				5,653,360	1,673	1,798
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	407
	Surgical Devices	Equity	Preferred Series C	119,999	300	548
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,189
	Surgical Devices	Equity	Preferred Series F	100,200	500	458
Total Transmedics, Inc.				569,160	2,550	2,602
Subtotal: Surgical Devices (0.44%)*					4,223	4,400
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	192	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	105
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	494
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	288	61,502	8,704
Subtotal: Sustainable and Renewable Technology (0.93%)*					63,263	9,303
Total: Equity Investments (12.69%)*					$168,613	$127,398

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Warrant Investments
Biotechnology Tools
Labcyte, Inc.	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$558
Subtotal: Biotechnology Tools (0.06%)*					323	558
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	15
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	15
Consumer & Business Products
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	224
The Neat Company	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
WHOOP, INC.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	16
Subtotal: Consumer & Business Products (0.02%)*					841	240
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Warrant	Common Stock	176,730	786	222
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	2
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	798
Celsion Corporation (4)	Drug Delivery	Warrant	Common Stock	13,927	428	—
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	14
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,794
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	9
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	—
ZP Opco, Inc. (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	3,618	266	—
Subtotal: Drug Delivery (0.28%)*					3,670	2,839

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Drug Discovery & Development
Acacia Pharma Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	$304	$379
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	72
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	15,672	249	—
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	83
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	28
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	442
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	6
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (p.k.a Neothetics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	13
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	1
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	403,136	431	143
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	40,545	626	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	190
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	1,085
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	79
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	121
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	530
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	650,000	158	177
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	53,458	222	937
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	665
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	6
Subtotal: Drug Discovery & Development (0.49%)*					8,253	4,957
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	100	75
Subtotal: Electronics & Computer Hardware (0.01%)*					100	75
Healthcare Services, Other
Chromadex Corporation (4)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	174
Subtotal: Healthcare Services, Other (0.02%)*					157	174
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	275
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	407
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.07%)*					819	682

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	$73	$—
Art.com, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	311,005	66	14
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	26
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	183
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	4,960	45	37
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82,185	1	1
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	45,551	56	53
Intent Media, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	246
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	420
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,101	3,070
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	166
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	40
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	61
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	381
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	81,818	72	350
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	69
	Internet Consumer & Business Services	Warrant	Preferred Series B	173,076	8	4
TotalSnagajob.com, Inc.				1,973,076	790	73
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	35
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	431
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	102,821	124	133
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	141
Subtotal: Internet Consumer & Business Services (0.58%)*					4,944	5,861
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	2,402
Napster (p.k.a. Rhapsody International, Inc.)	Media/Content/Info	Warrant	Common Stock	715,755	383	87
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	12
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	29
Subtotal: Media/Content/Info (0.25%)*					2,695	2,530
Medical Devices & Equipment
Amedica Corporation (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	—
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	449
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	1
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	352
Total Flowonix Medical Incorporated				881,131	713	353
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	182
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,124	242	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	613
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	38
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	205
NetBio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	7,841	408	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	155
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	573	290
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	535
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	539
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	192
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	61	215
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	419
Subtotal: Medical Devices & Equipment (0.42%)*					5,746	4,185
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	515
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	771
Total Achronix Semiconductor Corporation				1,110,000	259	1,286
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	17
Subtotal: Semiconductors (0.13%)*					263	1,303
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$113
	Software	Warrant	Preferred Series F	31,673	343	114
Total Actifio, Inc.				105,257	592	227
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	23
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	539,818	167	19
	Software	Warrant	Preferred Series C	592,019	730	30
	Software	Warrant	Preferred Series C-A	2,218,214	231	314
Total Clickfox, Inc.				3,350,051	1,128	363
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	84
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	200
Fuze, Inc. (15)(16)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	391,778	79	71
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	502
Neos, Inc.	Software	Warrant	Common Stock	221,150	22	—
NewVoiceMedia Limited (5)(10)	Software	Warrant	Preferred Series E	225,586	33	225
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	386
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	5
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	27
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	39
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	157
ThreatConnect, Inc. (15)	Software	Warrant	Preferred Series B	134,086	26	30
Wrike, Inc.	Software	Warrant	Common Stock	698,760	461	2,162
Subtotal: Software (0.45%)*					3,935	4,501
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	103
Subtotal: Specialty Pharmaceuticals (0.01%)*					861	103
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	30
	Surgical Devices	Warrant	Preferred Series D	1,575,965	321	411
Total Gynesonics, Inc.				1,756,445	395	441
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series D	175,000	100	363
	Surgical Devices	Warrant	Preferred Series F	50,544	38	—
Total Transmedics, Inc.				225,544	138	363
Subtotal: Surgical Devices (0.08%)*					533	804

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	66
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	512	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	5,310	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	63	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				5,373	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	434
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	97
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	29
Total Kinestral Technologies, Inc.				456,883	218	126
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	378
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	13	12
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	—
Subtotal: Sustainable and Renewable Technology (0.10%)*					2,924	1,016
Total: Warrant Investments (2.97%)*					36,482	29,843
Total Investments in Securities (175.32%)*					$1,813,109	$1,760,516

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.25% at September 30, 2018. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 2.17%, 2.26%, 2.40% and

2.92%, respectively, at September 30, 2018.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $42.0 million, $102.4 million and $60.4 million respectively. The tax cost of investments is $1.8 billion.

(4)

Except for warrants in 39 publicly traded companies and common stock in 21 publicly traded companies, all investments are restricted at September 30, 2018 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at September 30, 2018, and is therefore considered non-income producing. Note that at September 30, 2018, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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
(15)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology III, L.P., or HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary. On July 13, 2018, the Company completed repayment of the remaining outstanding Hercules Technology II, L.P., or HT II, debentures and subsequently surrendered the SBA license with respect to HT II.

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at September 30, 2018.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at September 30, 2018. Refer to Note 10.
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

(4)

Except for warrants in 43 publicly traded companies and common stock in 20 publicly traded companies, all investments are restricted at December 31, 2017 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment as defined under the 1940 Act in which Hercules owns at least 5% but generally less than 25% of the company’s voting securities.
(7)	Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)

Debt is on non-accrual status at December 31, 2017 and is therefore considered non-income producing. Note that at December 31, 2017, only the $11.0 million PIK loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

As an SBIC, HT III is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not received such license, and HT IV currently has no material assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 to the Company’s consolidated financial statements).

HT III holds approximately $300.6 million in assets which accounts for approximately 13.6% of the Company’s total assets prior to consolidation at September 30, 2018.

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

Revision of Previously Issued Financial Statements

It was determined that there was a misclassification in the previously issued quarterly consolidated financial statements of $14.9 million in the distributions for the nine months ended September 30, 2017. The amount had been categorized as distributions of net investment income rather than distributions of realized gains and the components of net assets have been revised in the period to reflect the correct classification. In addition, the financial highlights in Note 9 have been updated to reclassify $0.18 per share from distributions of net investment income to distributions of realized gains for the nine months ended September 30, 2017. The amounts reclassified are not material individually, or in the aggregate, and there no impact on previously reported net assets, total distributions, and earnings per share for the nine months ended September 30, 2017.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At September 30, 2018, approximately 96.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Board of Directors are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board of Directors have approved a multi-step valuation process each quarter, as described below:

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning of the period, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2018, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,588,228	$—	$—	$1,588,228
Unsecured Debt	15,047	—	—	15,047
Preferred Stock	67,509	—	—	67,509
Common Stock	59,889	39,202	—	20,687
Warrants	29,843	—	6,613	23,230
Escrow Receivable	1,095	—	—	1,095
Total	$1,761,611	$39,202	$6,613	$1,715,796

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and the year ended December 31, 2017.

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2018
Senior Debt	$1,415,984	$(13,295)	$19,147	$662,149	$—	$(495,757)	$—	$—	$1,588,228
Unsecured Debt	—	—	185	20,533	—	(5,671)	—	—	15,047
Preferred Stock	40,683	2,059	(469)	27,483	(2,247)	—	—	—	67,509
Common Stock	25,853	(3,299)	(802)	7,615	(301)	—	—	(8,379)	20,687
Warrants	31,205	(765)	(2,411)	1,594	(6,177)	—	—	(216)	23,230
Escrow Receivable	752	78	(143)	892	(484)	—	—	—	1,095
Total	$1,514,477	$(15,222)	$15,507	$720,266	$(9,209)	$(501,428)	$—	$(8,595)	$1,715,796

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)	Transfers out of Level 3 during the nine months ended September 30, 2018 relate to the initial public offerings of DocuSign, Inc., and Tricida, Inc.
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

For the nine months ended September 30, 2018, approximately $0.5 million in net unrealized depreciation and $4.2 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $0.1 million in net unrealized depreciation and $0.5 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2018 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$44,665	Originated Within 4-6 Months	Origination Yield	12.35% - 12.62%	12.41%
	409,285	Market Comparable Companies	Hypothetical Market Yield	10.49% - 16.06%	13.35%
			Premium/(Discount)	(0.50%) - 0.50%
	65	Liquidation (3)	Probability weighting of alternative outcomes	100.00%
Technology	147,638	Originated Within 4-6 Months	Origination Yield	10.92% - 19.94%	12.05%
	496,084	Market Comparable Companies	Hypothetical Market Yield	10.19% - 15.72%	12.85%
			Premium/(Discount)	0% - 0.50%
	1,987	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Sustainable and Renewable Technology	6,996	Originated Within 4-6 Months	Origination Yield	12.50%	12.50%
	78,701	Market Comparable Companies	Hypothetical Market Yield	11.29% - 16.68%	13.36%
Medical Devices	37,964	Originated Within 4-6 Months	Origination Yield	12.31% - 12.88%	12.58%
	68,611	Market Comparable Companies	Hypothetical Market Yield	10.23% - 21.95%	13.42%
			Premium/(Discount)	0% - 1.00%
	808	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 75.00%
Lower Middle Market	34,675	Originated Within 4-6 Months	Origination Yield	13.67% - 14.42%	13.78%
	114,775	Market Comparable Companies	Hypothetical Market Yield	9.25% - 15.9%	13.77%
			Premium/(Discount)	0.00% - 0.75%
	19,672	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 60.00%

		Debt Investments Where Fair Value Approximates Cost
	97,369	Debt Investments originated within 3 months
	43,980	Debt Investments Maturing in Less than One Year
	$1,603,275	Total Level Three Debt Investments

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$37,796	Market Comparable Companies	EBITDA Multiple (2)	7.9x - 28.3x	9.1x
			Revenue Multiple (2)	0.6x - 12.2x	4.1x
			Discount for Lack of Marketability (3)	10.82% - 24.85%	18.43%
			Average Industry Volatility (4)	35.88% - 98.87%	63.72%
			Risk-Free Interest Rate	2.53% - 2.67%	2.63%
			Estimated Time to Exit (in months)	11 - 17	15
	17,070	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(85.76%) - 72.83%	21.14%
			Average Industry Volatility (4)	36.12% - 98.52%	79.65%
			Risk-Free Interest Rate	0.96% - 2.74%	2.05%
			Estimated Time to Exit (in months)	11 - 47	14
	8,704	Liquidation	EBITDA Multiple (2)	11.4x	11.4x
			Revenue Multiple (2)	1.6x - 1.8x	1.7x
	24,626	Other(7)
Warrant Investments	16,777	Market Comparable Companies	EBITDA Multiple (2)	7.7x - 24.3x	13.2x
			Revenue Multiple (2)	0.3x - 8.9x	5.1x
			Discount for Lack of Marketability (3)	10.82% - 27.01%	18.14%
			Average Industry Volatility (4)	35.88% - 98.87%	62.23%
			Risk-Free Interest Rate	2.53% - 2.91%	2.64%
			Estimated Time to Exit (in months)	11 - 47	17
	6,227	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(82.94%) - 231.78%	21.28%
			Average Industry Volatility (4)	36.12% - 107.96%	78.12%
			Risk-Free Interest Rate	0.97% - 2.74%	2.18%
			Estimated Time to Exit (in months)	8 - 47	19
	226	Other(7)
Total Level Three Warrant and Equity Investments	$111,426

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2018, there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2018 and 2017.

(in thousands)			For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
Portfolio Company	Type	Fair Value at September 30, 2018	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$—	$—	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	42,715	445	1	(9)	—	945	1	(9)	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	—	—	—	—	1,781	(1,743)
Tectura Corporation	Control	19,672	476	—	387	—	1,403	—	(915)	335
Total Control Investments		$62,387	$921	$1	$378	$—	$2,348	$1	$3,715	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,165	$—	$—	$837	—	$—	$—	$1,252	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	19,930	509	71	(2,205)	—	1,570	263	(2,696)	—
Stion Corporation	Affiliate	—	—	—	—	—	—	—	1,378	(1,378)
Total Affiliate Investments		$28,095	$509	$71	$(1,368)	$—	$1,570	$263	$(66)	$(2,058)
Total Control & Affiliate Investments		$90,482	$1,430	$72	$(990)	$—	$3,918	$264	$3,649	$(6,366)

(in thousands)			For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
Portfolio Company	Type	Fair Value at September 30, 2017	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$2	$1	$(46)	$(485)	$144	$11	$(2,254)	$(486)
HercGamma, Inc.	Control	—	—	—	(523)	—	—	—	(523)	—
SkyCross, Inc.	Control	—	—	—	15,058	(15,058)	—	—	17,294	(15,452)
Tectura Corporation	Control	23,140	462	—	2,995	—	1,361	—	3,046	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	140	—	—	—	140	—
Total Control Investments		$23,382	$464	$1	$17,624	$(15,543)	$1,505	$11	$17,703	$(15,989)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,064	$—	$—	$72	$—	$—	$—	$1,192	$—
Stion Corporation	Affiliate	—	—	—	—	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	27,522	246	2	4,537	—	246	2	(48,678)	—
Total Affiliate Investments		$33,586	$246	$2	$4,609	$—	$248	$2	$(47,486)	$—
Total Control & Affiliate Investments		$56,968	$710	$3	$22,233	$(15,543)	$1,753	$13	$(29,783)	$(15,989)

In March 2018, the Company acquired 100% ownership in Gibraltar Business Capital LLC and classified it as a control investment in accordance with the requirements of the 1940 Act. Gibraltar Business Capital LLC is focused on providing asset-based and other secured financing solutions.

In July 2017, the Company acquired the primary assets of Second Time Around (Simplify Holdings, LLC) as part of an article 9 consensual foreclosure and public auction. These assets represent the remaining possible recovery on the Company’s debt and as such this investment is classified as a control investment as of September 30, 2017. In February 2018, all material recoveries had been made and subsequently the Company’s investments were deemed wholly worthless and written off for a realized loss.

In April 2017, the Company’s investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and DIP financing facility with a group of investors, led by Northern Pacific Group and including the Company. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, 2017, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of the Company’s debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and the Company’s warrant and equity positions in Sungevity, Inc. were written off for a realized loss.

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

In January 2017, the Company’s investment in Tectura Corporation became classified as a control investment as a result of obtaining more than 50% representation on the portfolio company’s board. In March 2017, the Company’s warrants in Tectura Corporation expired and were written off for a realized loss. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura.

In June 2016, the Company acquired 100% ownership of the equity of Achilles Technology Management Co II, Inc. and classified it as a control investment in accordance with the requirements of the 1940 Act. In August 2017, the Company’s debt investment in Achilles Technology Management II, Inc. was fully repaid by net proceeds from sales of the portfolio company’s assets. In addition, the Company’s equity investment in Achilles Technology Management II, Inc. was reduced by $900,000 in lieu of a success fee on the repayment of our debt investment. In May 2018, the Company received $375,000 as part of a legal settlement and the remaining equity investment in Achilles Technology Management II, Inc. was deemed wholly worthless and written off for realized loss.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$695,676	39.5%	$880,115	57.1%
Senior Secured Debt	922,395	52.4%	572,738	37.1%
Unsecured Debt	15,047	0.9%	—	—
Preferred Stock	67,509	3.8%	40,683	2.6%
Common Stock	59,889	3.4%	48,678	3.2%
Total	$1,760,516	100.0%	$1,542,214	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2018 and December 31, 2017 is shown as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,530,468	86.9%	$1,404,235	91.1%
United Kingdom	137,804	7.8%	91,105	5.9%
Australia	35,519	2.0%	—	0.0%
Netherlands	21,216	1.2%	20,783	1.3%
Cayman Islands	20,236	1.2%	14,954	1.0%
Sweden	12,214	0.7%	—	0.0%
Switzerland	2,209	0.1%	10,581	0.7%
Canada	850	0.1%	556	0.0%
Total	$1,760,516	100.0%	$1,542,214	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$493,232	28.0%	$360,123	23.4%
Drug Discovery & Development	464,333	26.4%	369,173	23.9%
Internet Consumer & Business Services	283,296	16.1%	154,909	10.0%
Sustainable and Renewable Technology	117,723	6.7%	118,432	7.7%
Medical Devices & Equipment	117,391	6.7%	94,595	6.1%
Healthcare Services, Other	85,314	4.8%	72,337	4.7%
Drug Delivery	49,943	2.8%	91,214	5.9%
Diversified Financial Services	42,715	2.4%	—	0.0%
Information Services	35,785	2.0%	24,618	1.6%
Media/Content/Info	22,709	1.3%	152,998	9.9%
Electronics & Computer Hardware	22,428	1.3%	9,982	0.6%
Communications & Networking	6,429	0.4%	6,649	0.4%
Consumer & Business Products	6,210	0.4%	19,792	1.3%
Biotechnology Tools	5,729	0.3%	5,604	0.4%
Surgical Devices	5,385	0.3%	13,161	0.9%
Semiconductors	1,303	0.1%	10,406	0.7%
Diagnostic	488	0.0%	720	0.1%
Specialty Pharmaceuticals	103	0.0%	37,501	2.4%
Total	$1,760,516	100.0%	$1,542,214	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2018 and December 31, 2017.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2018, approximately 84.4% of the Company’s debt investments were in a senior secured first lien position, with 46.6% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 30.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.3% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 6.5% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 14.7% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.9% were unsecured.

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions.

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

At September 30, 2018, the Company had two debt investments on non-accrual with a cumulative investment cost and approximate fair value of $2.8 million and $65,000, respectively. At December 31, 2017, the Company had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cost of debt investments on non-accrual between December 31, 2017 and September 30, 2018 is the result of the removal of three debt investments that were on non-accrual at December 31, 2017 which resulted in a realized loss of approximately $10.3 million, and a repayment in full from one debt investment.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $34.4 million of unamortized fees at September 30, 2018, of which approximately $28.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.1 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017 the Company had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.6 million and $1.2 million in one-time fee income during the three months ended September 30, 2018 and 2017, respectively. The Company recorded approximately $6.4 million and $7.3 million in one-time fee income during the nine months ended September 30, 2018 and 2017, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2018, the Company had approximately $23.3 million in exit fees receivable, of which approximately $21.6 million was included as a component of the cost basis of the Company’s current debt investments and approximately $1.7 million was a deferred receivable related to expired commitments. At December 31, 2017, the Company had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.6 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.4 million and $2.5 million in PIK income during the three months ended September 30, 2018 and 2017, respectively. The Company recorded approximately $7.0 million and $7.2 million in PIK income during the nine months ended September 30, 2018 and 2017, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2018 and 2017.

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

Based on market quotations on or around September 30, 2018, the 2022 Notes, 2021 Asset-Backed Notes and 2022 Convertible Notes were quoted for 0.962, 1.000 and 0.969 per dollar at par value, respectively. At September 30, 2018, the 2024 Notes, 2025 Notes, and 2033 Notes were trading on the NYSE for $25.28, $24.20, and $24.09 respectively, per unit at par value. The par value at underwriting for the 2024 Notes, 2025 Notes, and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $149.9 million, compared to the principal amount of $149.0 million as of September 30, 2018. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of September 30, 2018.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at September 30, 2018 and December 31, 2017:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$149,885	$—	$—	$149,885
2022 Notes	144,354	—	144,354	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,600	—	72,600	—
2033 Notes	38,544	—	38,544	—
2021 Asset-Backed Notes	3,515	—	3,515	—
2022 Convertible Notes	222,859	—	222,859	—
Wells Facility	38,512	—	—	38,512
Union Bank Facility	42,382	—	—	42,382
Total	$797,096	$—	$566,317	$230,779

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description(1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$198,038	$—	$—	$198,038
2022 Notes	152,091	—	152,091	—
2024 Notes	188,061	—	188,061	—
2021 Asset-Backed Notes	49,199	—	49,199	—
2022 Convertible Notes	236,470	—	236,470	—
Total	$823,859	$—	$625,821	$198,038

(1)	As of December 31, 2017, there were no borrowings outstanding on both the Wells Facility and Union Bank Facility.

4. Borrowings

Outstanding Borrowings

At September 30, 2018 and December 31, 2017, the Company had the following available and outstanding borrowings:

	September 30, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,527	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,859	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,791	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,495	—	—	—
2033 Notes	40,000	40,000	38,752	—	—	—
2021 Asset-Backed Notes	3,515	3,515	3,423	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	224,660	230,000	230,000	223,488
Wells Facility (3)	75,000	38,512	38,512	120,000	—	—
Union Bank Facility (3)	100,000	42,382	42,382	75,000	—	—
Total	$906,025	$811,919	$797,401	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At September 30, 2018, the total available borrowings under the SBA debentures were $149.0 million all of which were available in HT III. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. At December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

Availability subject to the Company meeting the borrowing base requirements. On July 31, 2018, the Wells Facility was reduced to $75.0 million as the Company fully repaid the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
SBA Debentures	$1,473	$2,059
2022 Notes	1,469	1,633
2024 Notes	1,761	4,591
2025 Notes	2,505	—
2033 Notes	1,248	—
2021 Asset-Backed Notes	93	503
2022 Convertible Notes	3,046	3,715
Wells Facility (1)	144	227
Union Bank Facility (1)	235	379
Total	$11,974	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and was able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. Prior to repayment of debentures and surrender of the license, HT II had paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2018, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of September 30, 2018. As of September 30, 2018, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2018, the Company held investments in HT III in 48 companies with a fair value of approximately $259.6 million, accounting for approximately 14.7% of the Company’s total investment portfolio at September 30, 2018. HT III held approximately $300.6 million in assets and accounted for approximately 13.6% of the Company’s total assets prior to consolidation at September 30, 2018.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through the Company’s wholly owned subsidiary HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT III is the Company’s wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of September 30, 2018 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62% excluding annual fees. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of September 2010 for HT III, the initial maturity of the SBA debentures will occur in September 2020. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The rates of borrowings on the Company’s outstanding SBA debentures range from 3.05% to 4.37% when including these annual fees.

On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. The average amount of debentures outstanding for the three and nine months ended September 30, 2018 for HT III was approximately $149.0 million with an average interest rate of approximately 3.54% and 3.45%, respectively.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,658	$1,757	$5,113	$5,212
Amortization of debt issuance cost (loan fees)	270	158	586	482
Total interest expense and fees	$1,928	$1,915	$5,699	$5,694
Cash paid for interest expense	$3,499	$3,499	$6,942	$6,942

At September 30, 2018, with the Company’s net investment of $74.5 million, HT III has the capacity to issue $149.0 million of SBA-guaranteed debentures which is subject to SBA approval. The Company has issued $149.0 million in SBA-guaranteed debentures as of September 30, 2018.

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2018 and December 31, 2017:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2018	December 31, 2017
March 25, 2009	March 1, 2019	5.53%	$—	$18,400
September 23, 2009	September 1, 2019	4.64%	—	3,400
September 22, 2010	September 1, 2020	3.62%	—	6,500
September 22, 2010	September 1, 2020	3.50%	10,000	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$190,200

(1)	Interest rate includes annual charge

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

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of September 30, 2018, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of September 30, 2018 and December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,469)	(1,633)
Original issue discount, net of accretion	(672)	(795)
Carrying value of 2022 Notes	$147,859	$147,572

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,734	$—	$5,203	$—
Amortization of debt issuance cost (loan fees)	90	—	261	—
Accretion of original issue discount	41	—	123	—
Total interest expense and fees	$1,865	$—	$5,587	$—
Cash paid for interest expense	$—	$—	$3,469	$—

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

During the nine months ended September 30, 2018, the Company did not sell any notes under the debt distribution agreement. During the year ended December 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of September 30, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2018, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

As of September 30, 2018 and December 31, 2017, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Principal amount of debt	$83,510	$183,510
Unamortized debt issuance cost	(1,761)	(4,591)
Original issue premium, net of amortization	42	82
Carrying value of 2024 Notes	$81,791	$179,001

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$1,305	$4,039	$5,525	$12,065
Amortization of debt issuance cost (loan fees)	110	252	2,831	752
Amortization of original issue premium	(13)	(13)	(40)	(43)
Total interest expense and fees	$1,402	$4,278	$8,316	$12,774
Cash paid for interest expense	$1,305	$4,053	$6,553	$12,069

2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “2025 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.6 million.

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

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2018, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of September 30, 2018, and December 31, 2017, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Principal amount of debt	$75,000	$—
Unamortized debt issuance cost	(2,505)	—
Carrying value of 2025 Notes	$72,495	$—

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$983	$—	$1,695	$—
Amortization of debt issuance cost (loan fees)	69	$—	126	$—
Total interest expense and fees	$1,052	$—	$1,821	$—
Cash paid for interest expense	$1,028	$—	$1,028	$—

2033 Notes

On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.25% notes due 2033 (the “2033 Notes”). The 2033 Notes were issued pursuant to the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018 (the “2033 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2033 Notes generated net proceeds of approximately $38.8 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $1.2 million.

The 2033 Notes will mature on October 30, 2033, unless previously repurchased in accordance with their terms. The 2033 Notes bear interest at a rate of 6.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2018 and trade on the NYSE under the symbol “HCXY.”

The 2033 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by Hercules Capital, Inc.

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2018, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of September 30, 2018, and December 31, 2017, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Principal amount of debt	$40,000	$—
Unamortized debt issuance cost	(1,248)	—
Carrying value of 2022 Convertible Notes	$38,752	$—

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$49	$—	$49	$—
Amortization of debt issuance cost (loan fees)	2	—	2	—
Total interest expense and fees	$51	$—	$51	$—
Cash paid for interest expense	$—	$—	$—	$—

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

At September 30, 2018 and December 31, 2017, the 2021 Asset-Backed Notes had an outstanding principal balance of $3.5 million and $49.2 million, respectively.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$66	$632	$689	$2,327
Amortization of debt issuance cost (loan fees)	297	197	410	618
Total interest expense and fees	$363	$829	$1,099	$2,945
Cash paid for interest expense	$146	$697	$823	$2,485

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $2.4 million and $3.7 million of restricted cash as of September 30, 2018 and December 31, 2017, respectively, funded through interest collections.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2018, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of September 30, 2018 and December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(3,046)	(3,715)
Original issue discount, net of accretion	(2,294)	(2,797)
Carrying value of 2022 Convertible Notes	$224,660	$223,488

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$2,516	$2,602	$7,547	$6,876
Amortization of debt issuance cost (loan fees)	223	213	669	558
Accretion of original issue discount	168	168	504	448
Total interest expense and fees	$2,907	$2,983	$8,720	$7,882
Cash paid for interest expense	$5,031	$5,199	$10,063	$5,199

As of September 30, 2018, the Company is in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of September 30, 2018 and December 31, 2017, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

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

The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2018, this non-use fee was $89,000 and $318,000, respectively. For the three and nine months ended September 30, 2017, this non-use fee was $153,000 and $450,000, respectively.

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

As of September 30, 2018, the minimum tangible net worth covenant increased to $869.8 million as a result of the public offering of 18.2 million shares of common stock issued for a total gross proceeds of approximately $242.8 million under an At-The-Market (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”) with JMP Securities (“JMP”) through February 2017, and a new ATM equity distribution agreement in September 2017 (the “Equity Distribution Agreement”) with JMP for the issuance of 1.6 million shares for gross proceeds of $20.5 million during 2017, and the issuance of 11.9 million shares for gross proceeds of $147.6 million during the nine months ended September 30, 2018. See “Note 6 – Stockholder’s Equity.”

The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011, the Company paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, and subsequent amendments in December 2015 and July 2018, the Company paid an additional $750,000, $188,000, and $47,000 in structuring fees respectively. These fees are being amortized through the end of the term of the Wells Facility.

The Company had aggregate draws of $141.1 million on the available facility during the nine months ended September 30, 2018, offset by repayments of $102.6 million. The Company had aggregate draws of $8.5 million on the available facility during the nine months ended September 30, 2017, offset by repayments of $13.5 million. As of September 30, 2018, the Company has borrowings outstanding of $38.5 million on the facility. There were no borrowings outstanding on the facility at December 31, 2017.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$244	$—	$990	$2
Amortization of debt issuance cost (loan fees)	44	66	133	280
Total interest expense and fees	$288	$66	$1,123	$282
Cash paid for interest expense	$345	$207	$823	$677

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

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2018, the company incurred non-use fees of $60,000 and $203,000, respectively. For the three and nine months ended September 30, 2017, the company incurred non-use fees under the Prior Union Bank Facility of $96,000 and $284,000, respectively.

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

As of September 30, 2018, the minimum tangible net worth covenant increased to $913.3 million as a result the public offering of 18.2 million shares of common stock issued for a total net proceeds of approximately $239.8 million under the Prior Equity Distribution Agreement through February 2017, and the issuance of 1.6 million shares for net proceeds of $20.0 million during 2017, and the issuance of 11.9 million shares for net proceeds of $143.8 million during the nine months ended September 30, 2018. See “Note 6 - Stockholder’s Equity.”

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

The Company had aggregate draws of $75.0 million on the available facility during the nine months ended September 30, 2018, offset by repayments of $32.6 million. The Company did not make any draws or repayments on the available facility during the nine months ended September 30, 2017. As of September 30, 2018, the Company has borrowings outstanding of $42.4 million on the facility. There were no borrowings outstanding on the facility at December 31, 2017.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$700	$—	$1,265	$—
Amortization of debt issuance cost (loan fees)	92	91	243	315
Total interest expense and fees	$792	$91	$1,508	$315
Cash paid for interest expense	$793	$114	$1,074	$351

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

During the three months ended September 30, 2018, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2018 distributions to stockholders will be.

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

Taxable income for the nine months ended September 30, 2018 was approximately $83.1 million or $0.93 per share. Taxable net realized gains for the same period were $7.2 million or approximately $0.08 per share. Taxable income for the nine months ended September 30, 2017 was approximately $65.9 million or $0.80 per share. Taxable net realized losses for the same period were $7.7 million or approximately $0.09 per share.

For the nine months ended September 30, 2018, the Company paid approximately $676,000 of tax expense and had $100,000 accrued but unpaid tax expense as of the balance sheet date. For the nine months ended September 30, 2017, the Company paid approximately $1.0 million of tax expense and had no accrued but unpaid tax expense as of the balance sheet date.

The Company distributed 100% of spillover earnings from ordinary income from the Company’s taxable year ended December 31, 2017 to the Company’s stockholders during the three months ended September 30, 2018.

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

During the three and nine months ended September 30, 2018, the Company sold 2.4 million and 5.0 million shares of common stock for total accumulated net proceeds of approximately $30.9 million and $62.3 million, respectively, including $540,000 and $1.4 million of offering expenses, respectively, under the Equity Distribution Agreement.

During the three months ended September 30, 2017, the Company sold 768,000 shares of common stock for total accumulated net proceeds of approximately $9.4 million, including $155,000 of offering expenses under the Equity Distribution Agreement. During the nine months ended September 30, 2017, the Company sold 4.1 million shares of common stock, for total accumulated net proceeds of approximately $56.3 million, including $687,000 of offering expenses, of which 3.3 million shares were issued under the Prior Equity Distribution Agreement for total accumulated net proceeds of approximately $46.9 million, including $532,000 of offering expenses.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2018, approximately 5.4 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events”.

On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock (“June 2018 Equity Offering”). The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

The Company has issued stock options for common stock subject to future issuance, of which 534,669 and 590,525 were outstanding at September 30, 2018 and December 31, 2017, respectively.

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

On December 29, 2016, the Board of Directors approved an amendment and restatement of the 2004 Plan. The amended plan provides, in addition to the preexisting types of awards available for grant thereunder and among other things, (1) for the grant of restricted stock units; (2) for the deferral of the receipt of the shares of the Company’s common stock underlying vested restricted stock units; (3) that grantees may receive up to 10% of the value of the tentative restricted stock unit grants proposed for any grantee in the form of an option to acquire shares of the Company’s common stock; (4) that awards of restricted stock units may include performance vesting conditions; (5) that awards may require that all or a portion of the shares of the Company’s common stock delivered in respect of any vested restricted stock unit award be subject to a specified post-delivery holding period; and (6) that restricted stock unit awards may accrue dividend equivalents in respect of the Company’s common stock underlying any restricted stock unit award payable in the form of cash or additional shares of the Company’s common stock to the extent, and in respect of, any vested restricted stock units.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel under its 2004 Equity Incentive Plan. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of September 30, 2018, there were 1,299,757 Retention PSUs outstanding and the target amount of the Cash Awards was $3.5 million in the aggregate.

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

As of September 30, 2018, all of Retention PSUs and Cash Awards were unvested and there was approximately $16.4 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 3.59 years. As of September 30, 2018, there was approximately $366,000 of total compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increases the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless sooner terminated by the Board, the 2018 Equity Incentive Plan will terminate on the day before the tenth anniversary of the date the 2018 Equity Incentive Plan was initially adopted in 2018 by the Board. On May 13, 2018, the Board of Directors adopted the Hercules

Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of the date the Director Plan was initially adopted in 2018 by the Board. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. For further information, please see our Proxy Statement filed with the SEC on May 29, 2018 in connection with our 2018 Annual Meeting of Stockholders. Additionally, on May 29, 2018, the Company filed an exemptive application with the SEC with respect to the 2018 Equity Incentive Plan and the Director Plan for an exemptive order from certain provisions of the 1940 Act.  If granted by the SEC, the exemptive order would allow the Company to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. Similar to an exemptive order previously received by the Company with respect to Plans, the exemptive order would also (i) allow participants in the Director Plan and the 2018 Equity Incentive Plan to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and (ii) permit the holders of restricted stock to elect to have the Company withhold shares of the Company’s stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual would be able to make a cash payment at the time of option exercise or to pay taxes on restricted stock.  The Company may not make awards under the Director Plan or the 2018 Equity Incentive Plan unless and until the Company receives the exemptive order from the SEC.

The following table summarizes the common stock option activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	590,525	$13.60	668,171	$13.73
Granted	94,000	$12.65	91,000	$14.41
Exercised	(63,769)	$11.05	(26,824)	$11.23
Forfeited	(51,437)	$13.22	(38,393)	$14.02
Expired	(34,650)	$14.34	(106,110)	$15.40
Outstanding at September 30,	534,669	$13.72	587,844	$13.63
Shares Expected to Vest at September 30,	163,654	$13.58	210,464	$13.63

The following table summarizes common stock options outstanding and exercisable at September 30, 2018:

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price
$9.25 - $14.56	323,669	5.70	$244,910	$12.56	170,572	5.11	$169,743	$12.31
$14.86 - $16.34	211,000	3.30	—	$15.51	200,443	3.18	—	$15.54
$9.25 - $16.34	534,669	4.75	$244,910	$13.72	371,015	4.07	$169,743	$14.05

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At September 30, 2018 options for 371,015 shares were exercisable at a weighted average exercise price of approximately $14.05 per share with a weighted average remaining contractual term of 4.07 years.

The Company determined that the fair value of options granted under the Plans during the nine months ended September 30, 2018 and 2017 was approximately $44,000 and $63,000, respectively. During the nine months ended September 30, 2018 and 2017, approximately $42,000 and $56,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2018, there was approximately $74,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 2.06 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Expected Volatility	21.19%	23.07%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	2.19% - 2.97%	1.57% - 2.02%

During the nine months ended September 30, 2018 and 2017, the Company granted 334,995 shares and 10,111 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair value, based on grant date close price, of restricted stock awards granted under the Plans during the nine months ended September 30, 2018 and 2017 was approximately $4.4 million and $150,000, respectively. As of September 30, 2018, there was approximately $3.9 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average remaining vesting period of 1.99 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	261,245	$12.43	799,558	$12.54
Granted	334,995	$13.04	10,111	$14.83
Vested	(170,264)	$12.55	(425,511)	$12.63
Forfeited	(3,085)	$11.70	(9,529)	$12.95
Unvested at September 30,	422,891	$12.87	374,629	$12.49

During the nine months ended September 30, 2018, and 2017, the Company granted 411,689 shares and 600,461 shares of restricted stock units pursuant to the Plans based on the December 2016 amended terms. The Company determined that the fair value, based on grant date close price, of restricted stock units granted under the Plans during the nine months ended September 30, 2018 and 2017, was approximately $6.4 million and $8.5 million respectively. As of September 30, 2018, there was approximately $7.3 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average remaining vesting period of 1.84 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2018:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	594,322	$12.99	—	$—
Granted	411,689	$13.04	600,461	$14.21
Distribution Equivalent Unit Granted	75,184	$12.69	41,243	$13.30
Vested (1)	(318,240)	$14.10	—	$—
Forfeited	(14,085)	$13.40	(21,252)	$13.65
Unvested at September 30,	748,870	$13.48	620,452	$13.28

(1)

Pursuant to the December 29, 2016 amendment and restatement of the 2004 plan, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. As such, vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the nine months ended September 30, 2018, the Company expensed approximately $6.2 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $5.6 million in compensation expense related to restricted stock awards during the nine months ended September 30, 2017.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net increase in net assets resulting from operations	$35,629	$33,072	$93,634	$60,633
Less: Distributions declared-common and restricted shares	(29,709)	(25,667)	(82,806)	(76,997)
Undistributed earnings	5,920	7,405	10,828	(16,364)
Undistributed earnings-common shares	5,894	7,368	10,770	(16,364)
Add: Distributions declared-common shares	29,577	25,538	82,356	76,520
Numerator for basic and diluted change in net assets per common share	$35,471	$32,906	$93,126	$60,156

Denominator
Basic weighted average common shares outstanding	95,460	82,496	89,100	82,073
Common shares issuable	211	111	112	100
Weighted average common shares outstanding assuming dilution	95,671	82,607	89,212	82,173

Change in net assets per common share
Basic	$0.37	$0.40	$1.04	$0.73
Diluted	$0.37	$0.40	$1.04	$0.73

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and nine months ended September 30, 2018 and 2017, the effect of the 2022 Convertible Notes under the treasury stock method is anti-dilutive and, accordingly, is excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.2 million shares related to 2022 Convertible Notes, 37,015 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the nine months ended September 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.0 million shares related to 2022 Convertible Notes, 60,756 shares of unvested common stock options, no shares of unvested restricted stock units, and 18,952 shares of unvested Retention PSUs. For the three and nine months ended September 30, 2017, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.9 million and 2.5 million shares related to 2022 Convertible Notes, 72,379 shares and 43,593 shares of unvested common stock options, and no shares of unvested restricted stock units, respectively.

At September 30, 2018 and December 31, 2017, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Per share data (1):
Net asset value at beginning of period	$9.96	$9.90
Net investment income	0.88	0.88
Net realized gain (loss) on investments	(0.12)	(0.33)
Net unrealized appreciation (depreciation) on investments	0.29	0.19
Total from investment operations	1.05	0.74
Net increase (decrease) in net assets from capital share transactions (1)	0.21	0.23
Distributions of net investment income (6) (7)	(0.93)	(0.76)
Distributions of capital gains (6) (7)	—	(0.18)
Stock-based compensation expense included in investment income (2)	0.09	0.07
Net asset value at end of period	$10.38	$10.00

Ratios and supplemental data:
Per share market value at end of period	$13.16	$12.90
Total return (3)	7.59%	(2.31%)
Shares outstanding at end of period	96,751	83,615
Weighted average number of common shares outstanding	89,100	82,073
Net assets at end of period	$1,004,180	$836,284
Ratio of total expense to average net assets (4)	10.82%	11.08%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.62%	11.59%
Portfolio turnover rate (5)	33.97%	34.54%
Weighted average debt outstanding	$801,712	$773,271
Weighted average debt per common share	$9.00	$9.42

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

(3)

The total return for the nine months ended September 30, 2018 and 2017 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	These ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2018 and 2017 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.
(7)

The Company reclassified $14.9 million of distributions from net investment income into distributions from realized gains for the nine months ended September 30, 2017. See “Note 2 – Summary of Significant Accounting Policies.”

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

At September 30, 2018, the Company had approximately $172.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $42.0 million of non-binding term sheets outstanding at September 30, 2018. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2018, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
ThumbTack, Inc.	$25,000
Tricida, Inc.	25,000
Couchbase, Inc.	20,000
Impossible Foods, Inc.	20,000
Contentful, Inc.	15,000
Postmates Inc.	15,000
Chemocentryx, Inc.	10,000
Xometry, Inc.	8,000
Evernote Corporation	7,500
Businessolver.com, Inc.	6,375
Achronix Semiconductor Corporation	5,000
Lithium Technologies, Inc.	3,623
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Credible Behavioral Health, Inc.	2,500
First Insight, Inc.	1,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$171,961

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $522,000 and $1.5 million during the three and nine months ended September 30, 2018. Total rent expense amounted to approximately $443,000 and $1.3 million during the three and nine months ended September 30, 2017.

The Company’s contractual obligations as of September 30, 2018 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$811,919	$42,027	$106,132	$465,250	$198,510
Operating Lease Obligations (4)	16,008	2,766	5,723	5,853	1,666
Total	$827,927	$44,793	$111,855	$471,103	$200,176

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $3.5 million of the 2021 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $38.5 million under the Wells Facility, and $42.4 million under the Union Credit Facility as of September 30, 2018.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between level 1 and level 2 of the fair value hierarchy, and level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The Company does not believe that ASU 2018-13 will have a material impact on its consolidated financial statements and disclosures.

In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule is effective on November 5, 2018. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements and disclosures.

12. Subsequent Events

Distribution Declaration

On October 24, 2018, the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. This distribution represents the Company’s fifty-third consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $14.95 per share.

In addition to the cash distribution, on October 24, 2018, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. The total cumulative distribution to date, including the supplemental distribution is $14.97 per share.

ATM Equity Program Issuances

The Company did not sell any shares subsequent to September 30, 2018 and as of October 29, 2018, under the Equity Distribution Agreement with JMP. As of October 29, 2018, approximately 5.4 million shares remain available for issuance and sale under the Equity Distribution Agreement.

2021 Asset-Backed Notes Repayment

In July 2018, changes in the payment schedule of obligors in the 2021 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2021 Asset-Backed Notes. Due to this event, the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200,000,000 in aggregate principal amount of fixed-rate asset-backed notes (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were rated A(sf) by KBRA.

The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as Trust Depositor (the “2018 Trust Depositor”), Hercules Capital Funding Trust 2018-1, as Issuer (the “2018 Securitization Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The outstanding principal balance of the pool of loans as of September 30, 2018 was approximately $284,761,977. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

Portfolio Company Developments

As of October 29, 2018, the Company held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to September 30, 2018 and as of October 29, 2018, there were no announced or completed liquidity events.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $300.6 million in assets which accounted for approximately 13.6% of our total assets, prior to consolidation at September 30, 2018. At September 30, 2018, with our net investment of $74.5 million, HT III has the capacity to issue $149.0 million of SBA-guaranteed debentures which is subject to SBA approval. At September 30, 2018, we have issued $149.0 million in SBA-guaranteed debentures in our SBIC subsidiary.

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

Reduced Asset Coverage Requirements

The Small Business Credit Availability Act, or the SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to us will be reduced from 200% to 150%, effective as of September 4, 2019, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. Our Board of Directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at a special meeting of stockholders scheduled to be held on December 6, 2018. As a result of our Board of Director’s approval, effective as of September 4, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), we will be able to incur additional indebtedness and, therefore, your risk of an investment in us may increase.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $1.8 billion at September 30, 2018 and $1.5 billion at December 31, 2017. The fair value of our debt investment portfolio at September 30, 2018 was approximately $1.6 billion, compared to a fair value of approximately $1.4 billion December 31, 2017. The fair value of the equity portfolio at September 30, 2018 was approximately $127.4 million, compared to a fair value of approximately $89.4 million at December 31, 2017. The fair value of the warrant portfolio at September 30, 2018 was approximately $29.8 million, compared to a fair value of approximately $36.8 million at December 31, 2017.

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

Our portfolio activity for the nine months ended September 30, 2018 and the year ended December 31, 2017 was comprised of the following:

(in millions)	September 30, 2018	December 31, 2017
Debt Commitments (1)
New portfolio company	$823.7	$773.2
Existing portfolio company	103.0	98.8
Total	$926.7	$872.0
Funded and Restructured Debt Investments (2)
New portfolio company	$559.7	$578.9
Existing portfolio company	108.8	175.9
Total	$668.5	$754.8
Funded Equity Investments
New portfolio company	$32.9	7.1
Existing portfolio company	4.8	2.9
Total	$37.7	$10.0
Unfunded Contractual Commitments (3)
Total	$172.0	$73.6
Non-Binding Term Sheets
New portfolio company	$42.0	$122.0
Existing portfolio company	—	—
Total	$42.0	$122.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2018, we received approximately $489.7 million in aggregate principal repayments. Of the approximately $489.7 million of aggregate principal repayments, approximately $67.0 million were scheduled principal payments and approximately $422.7 million were early principal repayments related to 31 portfolio companies. Of the approximately $422.7 million early principal repayments, approximately $58.9 million were early repayments due to merger and acquisition transactions for four portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017 was as follows:

(in millions)	September 30, 2018	December 31, 2017
Beginning portfolio	$1,542.2	$1,423.9
New fundings and restructures	706.1	764.8
Warrants not related to current period fundings	0.1	0.6
Principal payments received on investments	(67.0)	(119.5)
Early payoffs	(422.6)	(505.6)
Accretion of loan discounts and paid-in-kind principal	25.7	36.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(11.8)	(8.1)
New loan fees	(9.2)	(9.8)
Sale of investments	(4.8)	(11.0)
Loss on investments due to write offs	(23.2)	(39.6)
Net change in unrealized appreciation (depreciation)	25.0	10.0
Ending portfolio	$1,760.5	$1,542.2

As of September 30, 2018, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2018, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 6.0% to 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $34.4 million of unamortized fees at September 30, 2018, of which approximately $28.3 million was included as an offset to the cost basis of our current debt investments and approximately $6.1 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017, we had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of our current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2018, we had approximately $23.3 million in exit fees receivable, of which approximately $21.6 million was included as a component of the cost basis of our current debt investments and approximately $1.7 million was a deferred receivable related to expired commitments. At December 31, 2017, we had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as a component of the cost basis of our current debt investments and approximately $3.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.4 million and $2.5 million in PIK income during the three months ended September 30, 2018 and 2017, respectively. We recorded approximately $7.0 million and $7.2 million in PIK income during the nine months ended September 30, 2018 and 2017, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.7% and 12.6% during the three months ended September 30, 2018 and 2017, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.5% and 14.1% for the three months ended September 30, 2018 and 2017, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.3% and 13.0% during the three months ended September 30, 2018 and 2017, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 7.6% and -2.3% during the nine months ended September 30, 2018 and 2017, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividend distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

As of September 30, 2018, approximately 83.9% of the fair value of our portfolio was composed of investments in five industries: 28.0% investments in the software industry, 26.4% investments in the drug discovery & development industry, 16.1% investments in the internet consumer & business services industry, 6.7% investments in the sustainable and renewable technology industry, and 6.7% investments in the Medical Devices & Equipment industry.

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, our ten largest portfolio companies represented approximately 27.9% and 34.6% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2018 and December 31, 2017, we had five and seven investments, respectively, that represented 5% or more of our net assets. At September 30, 2018, we had seven equity investments representing approximately 66.5% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2017, we had nine equity investments which represented approximately 67.1% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of September 30, 2018, approximately 97.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of September 30, 2018, approximately 84.4% of our debt investments were in a senior secured first lien position, with 46.6% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 30.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.3% of our debt investments were senior secured by the equipment of the portfolio company, and 6.5% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 14.7% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.9% were unsecured.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2018, we held warrants in 130 portfolio companies, with a fair value of approximately $29.8 million. The fair value of our warrant portfolio decreased by approximately $7.0 million, as compared to a fair value of $36.8 million at December 31, 2017 primarily related to the slight decrease in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $79.2 million to exercise such warrants as of September 30, 2018. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2018 and December 31, 2017, respectively:

(in thousands)	September 30, 2018			December 31, 2017
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	7	$150,185	9.4%	12	$345,191	24.4%
2	51	987,494	61.6%	32	583,017	41.2%
3	24	420,240	26.2%	32	443,775	31.3%
4	5	44,483	2.7%	4	41,744	2.9%
5	2	873	0.1%	5	2,257	0.2%
	89	$1,603,275	100.0%	85	$1,415,984	100.0%

As of September 30, 2018, our debt investments had a weighted average investment grading of 2.23 on a cost basis, as compared to 2.17 at December 31, 2017. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The decline in weighted average investment grading at September 30, 2018 from December 31, 2017 is primarily due to the payoff of five positions with a credit rating 1.

At September 30, 2018, we had two debt investments on non-accrual with a cumulative investment cost and fair value of approximately $2.8 million and $65,000, respectively. At December 31, 2017, we had five debt investments on non-accrual with cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cumulative cost of debt investments on non-accrual between September 30, 2018 and December 31, 2017 is the result of the liquidation of three debt investments that were on non-accrual at December 31, 2017, which resulted in a realized loss of approximately $10.3 million, slightly offset by a loan repayment in full from one debt investment.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

Investment Income

Interest Income

Total investment income for the three months ended September 30, 2018 was approximately $52.6 million as compared to approximately $45.9 million for the three months ended September 30, 2017. Total investment income for the nine months ended September 30, 2018 was approximately $150.9 million as compared to approximately $140.7 million for the nine months ended September 30, 2017.

Interest income for the three months ended September 30, 2018 totaled approximately $49.1 million as compared to approximately $42.4 million for the three months ended September 30, 2017. Interest income for the nine months ended September 30, 2018 totaled approximately $137.9 million as compared to approximately $125.8 million for the nine months ended September 30, 2017. The increase in interest income for the three and nine months ended September 30, 2018 as compared to the same periods ended September 30, 2017, is primarily attributable to an increase in recurring interest income and an increase in the weighted average principal outstanding of loans.

Of the $49.1 million in interest income for the three months ended September 30, 2018, approximately $47.7 million represents recurring income from the contractual servicing of our loan portfolio and approximately $1.4 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $39.7 million and $2.7 million, respectively, of the $42.4 million interest income for the three months ended September 30, 2017.

Of the $137.9 million in interest income for the nine months ended September 30, 2018, approximately $131.9 million represents recurring income from the contractual servicing of our loan portfolio and approximately $6.0 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $117.6 million and $8.2 million, respectively, of the $125.8 million interest income for the nine months ended September 30, 2017.

The following table shows the PIK-related activity for the nine months ended September 30, 2018 and 2017, at cost:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning PIK interest receivable balance	$15,487	$9,930
PIK interest income during the period	6,992	7,172
PIK accrued (capitalized) to principal	(1,472)	—
Payments received from PIK loans	(9,473)	(2,349)
Realized gain (loss)	—	(2,183)
Ending PIK interest receivable balance	$11,534	$12,570

The slight decrease in PIK interest income during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is due to a decrease in the weighted average principal outstanding of loans which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended September 30, 2018 totaled approximately $3.5 million as compared to approximately $3.4 million for the three months ended September 30, 2017. Fee income from commitment, facility and loan related fees for the nine months ended September 30, 2018 totaled approximately $12.9 million as compared to approximately $14.9 million for the nine months ended September 30, 2017. The increase in fee income for three months ended September 30, 2018 is primarily due to an increase in one-time fees due to early repayments. The decrease in fee income for nine months ended September 30, 2018 is primarily due to a decrease in the acceleration of unamortized fees and one-time fees due to early repayments.

Of the $3.5 million in fee income for the three months ended September 30, 2018, approximately $1.6 million represents income from recurring fee amortization and approximately $1.9 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $1.6 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.3 million and $2.1 million, respectively, of the $3.4 million in income for the three months ended September 30, 2017.

Of the $12.9 million in fee income for the nine months ended September 30, 2018, approximately $4.7 million represents income from recurring fee amortization and approximately $8.2 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $6.4 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $4.9 million and $10.0 million, respectively, of the $14.9 million in income for the nine months ended September 30, 2017.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2018 or 2017.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $23.3 million and $21.9 million during the three months ended September 30, 2018 and 2017, respectively. Our operating expenses totaled approximately $72.7 million and $68.8 million during the nine months ended September 30, 2018 and 2017, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $11.0 million and $10.5 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $34.8 million and $33.5 million during the nine months ended September 30, 2018 and 2017, respectively. Interest and fee expense during the three and nine months ended September 30, 2018, as compared to the same periods ended September 30, 2017, increased due to the issuance of our 2033 Notes in September 2018, 2025 Notes in April 2018 and 2022 Notes issued in October 2017 as well as interest related to our credit facilities, offset by the partial redemptions of our 2024 Notes and amortization of our 2021 Asset-Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.6% for the three months ended September 30, 2018 and 2017, respectively, and a weighted average cost of debt of approximately 5.8% for the nine months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $3.7 million from $3.5 million for the three months ended September 30, 2018 and 2017, respectively. Our general and administrative expenses decreased to $11.4 million from $12.4 million for the nine months ended September 30, 2018 and 2017. The increase in general and administrative expenses for three months ended September 30, 2018 is primarily due to an increase in workout related costs and outside services for contract labor. The decrease in general and administrative expenses for nine months ended September 30, 2018 is primarily due to a decrease in corporate legal and other expenses.

Employee Compensation

Employee compensation and benefits totaled $5.3 million for the three months ended September 30, 2018 as compared to $6.0 million for the three months ended September 30, 2017, and $18.1 million for the nine months ended September 30, 2018 as compared to $17.3 million for the nine months ended September 30, 2017. The decrease between the three months ended September 30, 2018 and 2017 was primarily due to reduced payroll related expenses and the increase between the nine months ended September 30, 2018 and 2017 was primarily due to changes in variable compensation expenses due to company performance objectives.

Employee stock-based compensation totaled $3.3 million for the three months ended September 30, 2018 as compared to $1.8 million for the three months ended September 30, 2017, and $8.5 million for the nine months ended September 30, 2018 as compared to $5.6 million for the nine months ended September 30, 2017. The increase for the comparative periods was primarily related to restricted stock award vesting and retention rewards.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Realized gains	$4,618	$1,345	$12,607	$12,898
Realized losses	(1,268)	(25,799)	(23,088)	(39,827)
Net realized gains (losses)	$3,350	$(24,454)	$(10,481)	$(26,929)

During the three and nine months ended September 30, 2018, we recognized net realized gains of $3.3 million and net realized losses of $10.5 million, respectively. During the three months ended September 30, 2018, we recorded gross realized gains of $4.6 million primarily from the sale or acquisition of our holdings. These gains were partially offset by gross realized losses of $1.3 million primarily from the liquidation or write-off of our warrant and equity investments in seven portfolio companies.

During the nine months ended September 30, 2018, we recorded gross realized gains of $12.6 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $23.1 million primarily from the liquidation or write-off of our warrant and equity investments in twenty portfolio companies and our debt investments in three portfolio companies.

During the three and nine months ended September 30, 2017, we recognized net realized losses of $24.5 million and $26.9 million respectively. During the three months ended September 30, 2017, we recorded gross realized gains of $1.3 million primarily from the sale of our holdings in three portfolio companies. These gains were offset by gross realized losses of $25.8 million primarily from the liquidation or write-off of our warrant and equity investments in seven portfolio companies and our debt investment in three portfolio companies.

During the nine months ended September 30, 2017, we recorded gross realized gains of $12.9 million primarily from the sale of our holdings in four portfolio companies. These gains were offset by gross realized losses of $39.8 million primarily from the liquidation or write-off of our warrant and equity investments in nineteen portfolio companies and our debt investment in four portfolio companies.

The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross unrealized appreciation on portfolio investments	$14,366	$26,421	$53,133	$114,287
Gross unrealized depreciation on portfolio investments	(9,317)	(15,764)	(53,684)	(125,327)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(2,018)	23,116	25,573	26,727
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	3,031	33,773	25,022	15,687
Other net unrealized appreciation (depreciation)	(54)	(220)	954	(50)
Total net unrealized appreciation (depreciation) on investments	$2,977	$33,553	$25,976	$15,637

During the three months ended September 30, 2018, we recorded $3.0 million of net unrealized appreciation which was mainly from our debt, equity and warrant investments. We recorded $3.5 million of net unrealized appreciation on our debt investments which was attributable to $4.2 million of unrealized appreciation on the debt portfolio, including $0.3 million of unrealized appreciation on collateral-based impairments on four portfolio companies. along with $0.7 million of unrealized depreciation primarily due to the reversal of unrealized appreciation upon pay-off of three portfolio companies.

We recorded $1.5 million of net unrealized appreciation on our equity investments and $1.9 million of net unrealized depreciation on our warrant investments during the three months ended September 30, 2018. This net unrealized depreciation of $0.4 million was primarily attributable to $1.3 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments. This is partially offset by $0.9 million of unrealized appreciation on the equity and warrant portfolio investments.

During the nine months ended September 30, 2018, we recorded $26.0 million of net unrealized appreciation, of which $25.0 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $19.3 million of net unrealized appreciation on our debt investments which was primarily related to $24.7 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of three portfolio companies and loan repayments from six portfolio companies. This unrealized appreciation was partially offset by $5.3 million of unrealized depreciation on the debt portfolio, including $8.0 million of unrealized depreciation on collateral-based impairments on eight portfolio companies.

We recorded $5.6 million of net unrealized appreciation on our equity investments and $0.1 million of net unrealized appreciation on our warrant investments during the nine months ended September 30, 2018. This net unrealized appreciation of $5.7 million was due to $4.8 million of unrealized appreciation on the equity and warrant portfolio and $0.9 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon being realized as a gain or loss due to the acquisition or liquidation of our equity and warrant investments.

During the three months ended September 30, 2017, we recorded $33.6 million of net unrealized appreciation, of which $33.7 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $22.2 million of net unrealized appreciation on our debt investments, which was primarily was attributed to the reversal of $25.9 million unrealized depreciation upon payoff or liquidation of our debt investments in three portfolio companies.

We recorded $8.8 million of net unrealized appreciation on our equity investments primarily due to the collateral-based impairment on one portfolio company, and $5.7 million of unrealized appreciation on our public equity portfolio related to portfolio company performance. We also recorded $2.7 million of net unrealized appreciation on our warrant investments during the three months ended September 30, 2017.

During the nine months ended September 30, 2017, we recorded $15.6 million of net unrealized appreciation, of which $15.7 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $41.9 million of net unrealized appreciation on our debt investments, which was primarily related to $41.6 million of unrealized depreciation for collateral-based impairments on eight portfolio companies offset by the reversal of $52.0 million unrealized depreciation for the prior period collateral-based impairments on eight portfolio companies.

We recorded $36.9 million of net unrealized depreciation on our equity investments primarily due to $50.4 million of collateral based impairment on three portfolio companies, and partially offset by $11.6 million of unrealized appreciation on our equity portfolio. We also recorded $10.7 million of net unrealized appreciation on our warrant investments during nine months ended September 30, 2017.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Topic 740 of the FASB’s ASC, “Income Taxes”, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We distributed 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2017 to our stockholders during the three months ended September 30, 2018.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2018, we had a net increase in net assets resulting from operations of approximately $35.6 million and for the three months ended September 30, 2017, we had a net increase in net assets resulting from operations of approximately $33.1 million. For the nine months ended September 30, 2018, we had a net increase in net assets resulting from operations of approximately $93.6 million and for the nine months ended September 30, 2017, we had a net increase in net assets resulting from operations of approximately $60.6 million.

Both the basic and fully diluted net change in net assets per common share were $0.37 per share for the three months ended September 30, 2018 and $1.04 per share for the nine months ended September 30, 2018. Both the basic and fully diluted net change in net assets per common share were $0.40 per share and $0.73 per share for the three and nine months ended September 30, 2017, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2018 and 2017, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and nine months ended September 30, 2018 and 2017 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

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

During the nine months ended September 30, 2018, we sold 5.0 million shares of common stock, which were issued under the Equity Distribution Agreement, for a total accumulated net proceeds of approximately $62.3 million, including $1.4 million of offering expenses. As of September 30, 2018, approximately 5.4 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “– Subsequent Events”.

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

We did not sell any notes under the program during the nine months ended September 30, 2018. During the year ended December 31, 2017, we sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of September 30, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the 2025 Notes pursuant to the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.6 million.

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

On September 20, 2018, we issued $40.0 million in aggregate principal amount of the 2033 Notes pursuant to the 2033 Notes Indenture. The sale of the 2033 Notes generated net proceeds of approximately $38.8 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $1.2 million.

At September 30, 2018, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $83.5 million of 2024 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $3.5 million of 2021 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable along with $38.5 million of borrowings outstanding on the Wells Facility and $42.4 million of borrowings outstanding on the Union Bank Facility.

At September 30, 2018, we had $137.3 million in available liquidity, including $43.2 million in cash and cash equivalents. We had available borrowing capacity of $36.5 million under the Wells Facility and $57.6 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2018, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2018, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiaries. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

At September 30, 2018, we had approximately $2.4 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the nine months ended September 30, 2018, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2018, our operating activities used $115.4 million of cash and cash equivalents, compared to $76.6 million provided during the nine months ended September 30, 2017. This $192.0 million increase in cash used in operating activities is primarily related to an increase in investment purchases of $218.8 million, partially offset by an increase in investment repayments of $17.0 million.

During the nine months ended September 30, 2018, our investing activities used approximately $325,000 of cash, compared to $127,000 used during the nine months ended September 30, 2017. The $198,000 increase in cash used in investing activities was due to an increase in purchase of capital equipment.

During the nine months ended September 30, 2018, our financing activities provided $66.3 million of cash, compared to $50.5 million provided during the nine months ended September 30, 2017. $15.8 million increase in cash provided by financing activities was primarily due to the issuance of $75.0 million of our 2025 Notes in April 2018, issuance of $40.0 million of our 2033 Notes in September 2018, increase in credit facilities borrowings of $208.0 million, and issuance of our common stock of $87.2 million, partially offset by the repayment of $100.0 million of our 2024 Notes in April 2018, increase in repayment of our credit facility borrowings of $121.7 million, and amortization of our 2021 Asset-Backed Notes.

As of September 30, 2018, net assets totaled $1.0 billion, with a NAV per share of $10.38. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% through September 4, 2019 and 150% thereafter (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us) after each issuance of senior securities. As of September 30, 2018 our asset coverage ratio under our regulatory requirements as a business development company was 251.0% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% through September 4, 2019 and 150% thereafter (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage ratio when including our SBA debentures was 223.3% at September 30, 2018.

Outstanding Borrowings

At September 30, 2018 and December 31, 2017, we had the following available borrowings and outstanding amounts:

	September 30, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,527	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,859	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,791	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,495	—	—	—
2033 Notes	40,000	40,000	38,752	—	—	—
2021 Asset-Backed Notes	3,515	3,515	3,423	49,153	49,153	48,650
2022 Convertible Notes	230,000	230,000	224,660	230,000	230,000	223,488
Wells Facility (3)	75,000	38,512	38,512	120,000	—	—
Union Bank Facility (3)	100,000	42,382	42,382	75,000	—	—
Total	$906,025	$811,919	$797,401	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At September 30, 2018, the total available borrowings under the SBA debentures were $149.0 million which were available in HT III. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. At December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

Availability subject to us meeting the borrowing base requirements. On July 31, 2018, the Wells Facility was reduced to $75.0 million as we fully repaid the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc. See “Note 4 – Borrowings”.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of September 30, 2018 and December 31, 2017 were as follows:

(in thousands)	September 30, 2018	December 31, 2017
SBA Debentures	$1,473	$2,059
2022 Notes	1,469	1,633
2024 Notes	1,761	4,591
2025 Notes	2,505	—
2033 Notes	1,248	—
2021 Asset-Backed Notes	93	503
2022 Convertible Notes	3,046	3,715
Wells Facility (1)	144	227
Union Bank Facility (1)	235	379
Total	$11,974	$13,107

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and nine months ended September 30, 2018.

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

At September 30, 2018, we had approximately $172.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $42.0 million of non-binding term sheets outstanding to three new and no existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2018, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
ThumbTack, Inc.	$25,000
Tricida, Inc.	25,000
Couchbase, Inc.	20,000
Impossible Foods, Inc.	20,000
Contentful, Inc.	15,000
Postmates Inc.	15,000
Chemocentryx, Inc.	10,000
Xometry, Inc.	8,000
Evernote Corporation	7,500
Businessolver.com, Inc.	6,375
Achronix Semiconductor Corporation	5,000
Lithium Technologies, Inc.	3,623
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Credible Behavioral Health, Inc.	2,500
First Insight, Inc.	1,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$171,961

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2018:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$811,919	$42,027	$106,132	$465,250	$198,510
Operating Lease Obligations (4)	16,008	2,766	5,723	5,853	1,666
Total	$827,927	$44,793	$111,855	$471,103	$200,176

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $3.5 million of the 2021 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $38.5 million under the Wells Facility, and $42.4 million under the Union Credit Facility as of September 30, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $522,000 and $1.5 million during the three and nine months ended September 30, 2018. Total rent expense amounted to approximately $443,000 and $1.3 million during the three and nine months ended September 30, 2017.

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

Distributions

The following table summarizes our distributions declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
Cumulative distributions declared and paid prior to January 1, 2016			$11.23
February 17, 2016	March 7, 2016	March 14, 2016	0.31
April 27, 2016	May 16, 2016	May 23, 2016	0.31
July 27, 2016	August 15, 2016	August 22, 2016	0.31
October 26, 2016	November 14, 2016	November 21, 2016	0.31
February 16, 2017	March 6, 2017	March 13, 2017	0.31
April 26, 2017	May 15, 2017	May 22, 2017	0.31
July 26, 2017	August 14, 2017	August 21, 2017	0.31
October 25, 2017	November 13, 2017	November 20, 2017	0.31
February 14, 2018	March 5, 2018	March 12, 2018	0.31
April 25, 2018	May 14, 2018	May 21, 2018	0.31
July 25, 2018	August 13, 2018	August 20, 2018	0.31
October 24, 2018	November 12, 2018	November 19, 2018	0.31
October 24, 2018	November 12, 2018	November 19, 2018	0.02	*
			$14.97
* Supplemental Distribution

On October 24, 2018, the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. This distribution represents our fifty-third consecutive distribution since our initial public offering. In addition to the cash distribution, on October 24, 2018, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. The total cumulative distribution to date, including the supplemental distribution is $14.97 per share.

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

During the three months ended September 30, 2018, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2018 distributions to stockholders will actually be.

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

We distributed 100% of our spillover earnings, which consists of ordinary income, from the year ended December 31, 2017 to our stockholders during the three months ended September 30, 2018.

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

Revision of Previously Issued Financial Statements

It was determined that there was a misclassification in the previously issued quarterly consolidated financial statements of $14.9 million in the distributions for the nine months ended September 30, 2017. The amount had been categorized as distributions of net investment income rather than distributions of realized gains and the components of net assets have been revised in the period to reflect the correct classification. In addition, the financial highlights in Note 9 have been updated to reclassify $0.18 per share from distributions of net investment income to distributions of realized gains for the nine months ended September 30, 2017. The amounts reclassified are not material individually, or in the aggregate, and there no impact on previously reported net assets, total distributions, and earnings per share for the nine months ended September 30, 2017.

Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At September 30, 2018, approximately 96.6% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and nine months ended September 30, 2018.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and nine months ended September 30, 2018. See “— Results of Operations” for a comparison of investment income for the three and nine months ended September 30, 2018 and 2017.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between level 1 and level 2 of the fair value hierarchy, and level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. We do not believe that ASU 2018-13 will have a material impact on our consolidated financial statements and disclosures.

In August 2018, the SEC issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule is effective on November 5, 2018. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements and disclosures.

Subsequent Events

Distribution Declaration

On October 24, 2018, the Board of Directors declared a cash distribution of $0.31 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. This distribution represents our fifty-third consecutive distribution since our initial public offering, bringing the total cumulative distribution to date to $14.95 per share.

In addition to the cash distribution, on October 24, 2018, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on November 19, 2018 to stockholders of record as of November 12, 2018. The total cumulative distribution to date, including the supplemental distribution is $14.97 per share.

ATM Equity Program Issuances

We did not sell any shares subsequent to September 30, 2018 and as of October 29, 2018, under the Equity Distribution Agreement with JMP. As of October 29, 2018, approximately 5.4 million shares remain available for issuance and sale under the Equity Distribution Agreement.

2021 Asset-Backed Notes Repayment

In July 2018, changes in the payment schedule of obligors in the 2021 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2021 Asset-Backed Notes. Due to this event, the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.

2027 Asset-Backed Notes

On November 1, 2018, we completed a term debt securitization in connection with which an affiliate of ours made an offering of $200,000,000 in aggregate principal amount of 2027 Asset-Backed Notes. The 2027 Asset-Backed Notes were rated A(sf) by KBRA.

The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 pursuant to a note purchase agreement, dated as of October 25, 2018, by and among us, the 2018 Trust Depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. The outstanding principal balance of the pool of loans as of September 30, 2018 was approximately $284,761,977. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

Portfolio Company Developments

As of October 29, 2018, we held warrants or equity positions in two companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Both companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to September 30, 2018 and as of October 29, 2018, there were no companies that announced or completed liquidity events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2018, approximately 97.0% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS(1)
25	$4,303	$46	$4,257	$0.04
50	$7,921	$93	$7,828	$0.08
75	$11,720	$139	$11,581	$0.12
100	$15,518	$186	$15,332	$0.16
200	$31,188	$372	$30,816	$0.32
300	$45,681	$558	$45,123	$0.47

(1)	Earnings per share impact calculated based on basic weighted average shares outstanding of 95,460.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2018, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies September 30, 2018 that represent greater than 5% of our net assets:

	September 30, 2018
(in thousands)	Fair Value	Percentage of Net Assets
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	$71,238	7.1%
Axovant Sciences Ltd.	54,576	5.4%
Fuze, Inc.	51,714	5.1%
Businessolver.com, Inc.	51,292	5.1%
EverFi, Inc.	50,365	5.0%
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
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
Our Credit Facilities, our 2022 Notes, our 2024 Notes, our 2025 Notes, our 2033 Notes, our 2027 Asset-Backed Notes, and our 2022 Convertible Notes contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of September 30, 2018, we had $38.5 million of borrowings outstanding on the Wells Facility and $42.4 million of borrowings outstanding on the Union Bank Facility. In addition, as of September 30, 2018, we had approximately $149.0 million of SBA debentures, approximately $150.0 million in aggregate principal amount of 2022 Notes, approximately $83.5 million in aggregate principal amount of 2024 Notes, approximately $75.0 million in aggregate principal amount of 2025 Notes, approximately $40.0 million in aggregate principal amount of 2033 Notes, approximately $3.5 million in aggregate principal amount of 2021 Asset-Backed Notes, and approximately $230.0 million in aggregate principal amount of 2022 Convertible Notes. Additionally, subsequent to September 30, 2018, we repaid the 2021 Asset-Backed Notes in full, and we had approximately $200.0 million in aggregate principal amount of 2027 Asset-Backed Notes.

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

As a business development company, under the 1940 Act, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons).

On September 4, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to us will be reduced from 200% to 150%, effective as of September 4, 2019, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. Our Board of Directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at a special meeting of stockholders scheduled to be held on December 6, 2018. As a result of our Board of Director’s approval, effective as of September 4, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), we will be able to incur additional indebtedness and, therefore, your risk of an investment in us may increase. Rating agencies have reviewed, and may continue to review, our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and, in certain cases, downgrade such ratings. Such a downgrade in our credit ratings may adversely affect our securities.

As of September 30, 2018, our asset coverage ratio under our regulatory requirements as a business development company was 251.0% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 223.3% when including all SBA leverage.

Based on assumed leverage equal to 80.9% of our net assets as of September 30, 2018, our investment portfolio would have been required to experience an annual return of at least 2.6% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of September 30, 2018 (excluding our SBA debentures as permitted by our exemptive relief), (2) a hypothetical asset coverage ratio of 200% (excluding our SBA debentures as permitted by our exemptive relief), and (3) a hypothetical asset coverage ratio of 150% (excluding our SBA debentures as permitted by our exemptive relief), each at various annual returns on our portfolio as of September 30, 2018, net of expenses.

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2018 (251.0%)(1)	(22.83%)	(13.75%)	(4.67%)	4.40%	13.48%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(28.19%)	(17.41%)	(6.64%)	4.14%	14.91%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(43.96%)	(28.19%)	(12.41%)	3.36%	19.13%

(1)

Assumes $1.8 billion in total assets, $811.9 million in debt outstanding, $1.0 billion in stockholders’ equity, and an average cost of funds of 5.8%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended September 30, 2018. Actual interest payments may be different.

(2)

Assumes $2.2 billion in total assets including debt issuance costs on a pro forma basis, $1.2 billion in debt outstanding, $1.0 billion in stockholders’ equity, and an average cost of funds of 5.8%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended September 30, 2018, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.

(3)

Assumes $3.2 billion in total assets including debt issuance costs on a pro forma basis, $2.2 billion in debt outstanding, $1.0 billion in stockholders’ equity, and an average cost of funds of 5.8%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended September 30, 2018, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the nine months ended September 30, 2018, we issued 107,828 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1,372,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

On October 26, 2018, the Company through a special purpose wholly owned subsidiary, Hercules Funding II, entered into the Sixth Amendment (the “Amendment”) to the Wells Facility with Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill LLC), as the arranger and the administrative agent, and the lenders party thereto from time to time. The Amendment amends certain provisions of the Wells Facility to, among other things, extend the maturity date.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank, National Association.(1)
4.2	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4.1).(1)
10.1*

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 31, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.

10.2*

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.

11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2018

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	September 30,
		Credited to	Realized	2017	Gross	Gross	Appreciation/	2018
Portfolio Company	Investment (1)	Income (2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Common Stock	$—	$(2,900)	$242	$—	$(3,100)	$2,858	$—
Gibraltar Business Capital, LLC (8)	Senior Debt	945	—	—	14,718	—	147	14,865
	Preferred Stock	—	—	—	26,122	—	(146)	25,976
	Common Stock	—	—	—	1,884	—	(10)	1,874
Total Majority Owned Control Investments		$945	$(2,900)	$242	$42,724	$(3,100)	$2,849	$42,715
Other Control Investments
Second Time Around (Simplify Holdings, LLC) (7)	Senior Debt	$—	$(1,743)	$—	$—	$(1,781)	$1,781	$—
Tectura Corporation(5)	Senior Debt	1,403	335	19,219	803	(335)	(15)	19,672
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	900	—	(900)	—
Total Other Control Investments		$1,403	$(1,408)	$19,219	$1,703	$(2,116)	$866	$19,672
Total Control Investments		$2,348	$(4,308)	$19,461	$44,427	$(5,216)	$3,715	$62,387

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$(680)	$86	$—	$(680)	$883	$289
	Preferred Stock	—	—	6,205	1,301	—	369	7,875
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)(6)	Senior Debt	1,570	—	13,604	1,622	(4,000)	—	11,226
	Common Stock	—	—	11,400	—	—	(2,696)	8,704
	Common Warrants	—	—	—	—	—	—	—
Stion Corporation	Preferred Warrants	—	(1,378)	—	—	(1,378)	1,378	—
Total Affiliate Investments		$1,570	$(2,058)	$31,295	$2,923	$(6,058)	$(66)	$28,094
Total Control and Affiliate Investments		$3,918	$(6,366)	$50,756	$47,350	$(11,274)	$3,649	$90,481

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2018

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,718	$14,865
	Diversified Financial Services	Preferred Series A			10,602,752	26,122	25,976
	Diversified Financial Services	Common Stock			830,000	1,884	1,874
Total Gibraltar Business Capital, LLC						$42,724	$42,715
Total Majority Owned Control Investments (4.25%)*						$42,724	$42,715
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,766	$20,766	$19,672
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$21,906	$19,672
Total Other Control Investments (1.96%)*						$21,906	$19,672
Total Control Investments (6.21%)*						$64,630	$62,387

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$474
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	137
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	4,203
	Medical Devices & Equipment	Preferred Series E Equity			311,989	2,609	3,061
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	573	290
Total Optiscan BioMedical, Corp.						$12,094	$8,165
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 4.50% Exit Fee	$10,000	$9,999	$9,999
	Sustainable and Renewable Technology	Senior Secured Debt	November 2018	PIK Interest 10.00%	$634	634	634
	Sustainable and Renewable Technology	Senior Secured Debt	November 2018	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$600	593	593
	Sustainable and Renewable Technology	Common Stock			288	61,502	8,704
	Sustainable and Renewable Technology	Class A Units			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$72,728	$19,930
Total Affiliate Investments (2.80%)*						$84,822	$28,095
Total Control and Affiliate Investments (9.01%)*						$149,452	$90,482

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: November 1, 2018	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 1, 2018	/S/ DAVID LUND
David Lund
Interim Chief Financial Officer, and Interim Chief Accounting Officer