Form 10-K
period 2018-12-31
Hercules Capital, Inc.
filed 2019-02-21
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share 6.25% Notes due 2024 5.25% Notes due 2025 6.25% Notes due 2033	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.2 billion based upon a closing price of $12.65 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 15, 2019, there were 96,445,700 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value, or NAV, by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the Investment Company Act of 1940, as amended, or the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through Hercules Technology III L.P., or HT III, which is our wholly-owned small business investment company, or SBIC. HT III holds approximately $307.5 million in assets which accounted for approximately 14.3% of our total assets, prior to consolidation at December 31, 2018. At December 31, 2018, we have issued $149.0 million in Small Business Administration, or SBA, guaranteed debentures in our SBIC subsidiary. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiary.

We regularly engage in discussions with third parties with respect to various potential transactions to explore all alternatives. We may acquire an investment or a portfolio of investments or an entire company or sell portions of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board of Directors and required regulatory or third-party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a business development company, we must also meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the SBA and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. See “Regulation.”

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

Effective January 1, 2006, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements. As an investment company, we follow accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA. We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 10 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 450 technology-related companies, representing almost $8.5 billion in commitments from inception to December 31, 2018, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that only invest in companies that fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt, including below-investment grade debt instruments, also known as “junk bonds”, to equity capital, with a focus on structured debt with warrants.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based, or SQL, database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2018, our proprietary SQL-based database system included approximately 50,788 technology-related companies and approximately 11,767 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 5.5% to 15.7% as of December 31, 2018. As of December 31, 2018, approximately 97.3% of our loans were at floating rates or floating rates with a floor and 2.7% of the loans were at fixed rates.

In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases, our loans also include contractual payment-in-kind, or PIK, interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

In addition, the majority of our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities that are considered original issue discounts, or OID, to our loans and are designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering, or IPO. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between two and seven years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 15.7% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from Prime or LIBOR plus a spread with a floor, generally maturing in one to three years, and typically secured by accounts receivable and/or inventory. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position with security interest in all the assets of the portfolio company. The loans can either be “first out” or “last out”, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2018, we held warrant and equity-related securities in 158 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2018, approximately 87.8% of the fair value of our portfolio was composed of investments in five industries: 29.2% was composed of investments in the software industry, 28.7% was composed of investments in the drug discovery and development industry, 17.5% was composed of investments in the internet consumer and business services industry, 6.5% was composed of investments in the medical devices & equipment industry and 5.9% was composed of investments in the sustainable and renewable technology industry.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2018, our investment origination team, which consists of approximately 36 investment professionals, is headed by our Chief Investment Officer and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The investment committee members include our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and two senior Credit Officers. The investment committee meets on an as-needed basis.

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

At December 31, 2018, our investments had a weighted average investment grading of 2.18.

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

EMPLOYEES

As of December 31, 2018, we had 69 employees, including approximately 36 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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

Reduced Asset Coverage Requirements

The Small Business Credit Availability Act, or the SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage.

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business Structure—Because we have substantial indebtedness, there could be increased risk in investing in our company.”

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are SBICs from the 150% asset coverage requirement applicable to us.

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

Our current code of ethics is posted on our website at www.htgc.com. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are SBICs from the asset coverage requirement applicable to us under the 1940 Act.

On May 23, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan, or the 2004 Plan, and 2006 Non-Employee Director Plan, or the 2006 Plan and, together with the 2004 Plan, the Plans, permitting such restricted grants. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan. On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan, or the 2018 Equity Incentive Plan. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan, or the Director Plan. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018.

On May 29, 2018, we filed an exemptive application with the SEC and an amendment to the exemptive application on September 27, 2018, with respect to the 2018 Equity Incentive Plan and the Director Plan for an exemptive order from certain provisions of the 1940 Act. On January 30, 2019, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of our employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. The exemptive order also (i) allows participants in the Director Plan and the 2018 Equity Incentive Plan to elect to have us withhold shares of our common stock to pay for the exercise price and applicable taxes with respect to an option exercise, or net issuance exercise, and (ii) permit the holders of restricted stock to elect to have us withhold shares of our stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual would be able to make a cash payment at the time of option exercise or to pay taxes on restricted stock.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through our wholly-owned SBIC subsidiary, HT III. With our net investment of $74.5 million in HT III, we have the capacity to issue $149.0 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2018, we have issued $149.0 million in SBA guaranteed debentures in HT III. On July 13, 2018, the Company completed repayment of the remaining outstanding Hercules Technology II, L.P., or HT II, debentures and subsequently surrendered the SBA license with respect to HT II.

We intend to seek an additional SBIC license to ensure continued access to the maximum statutory limit of SBA guaranteed debentures under the SBIC program. We have formed Hercules Technology IV, L.P., or HT IV, for that purpose. On September 6, 2018, we received a “green light” or “go forth” letter approval from the SBA to finalize our application process to obtain our third license. There can be no assurance of when or if we will receive SBA approval of our HT IV application.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary, HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT III is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because HT III is our wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2018 as a result of having sufficient capital as defined under the SBA regulations.

HT III holds approximately $307.5 million in assets and accounted for approximately 14.3% of our total assets prior to consolidation at December 31, 2018.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, HT III may also be limited in its ability to make distributions to us if it does not have sufficient capital and/or distributed earnings, in accordance with SBA regulations.

Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto. Except as otherwise noted, this discussion assumes you are a taxable U.S. person (as defined for U.S. federal income tax purposes) and that you hold your shares of our stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This discussion is based upon current provisions of the Code, the regulations promulgated thereunder and judicial and administrative authorities, all of which are subject to change or differing interpretations by the courts or the Internal Revenue Service, or the IRS, possibly with retroactive effect. No attempt is made to present a detailed explanation of all U.S. federal income tax concerns affecting us and our shareholders (including shareholders subject to special rules under U.S. federal income tax law).

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
•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership”, or the 90% Income Test;

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

at the close of each quarter of each taxable year, no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships”, or the Diversification Tests.

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

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in  preceding calendar years, or the Excise Tax Avoidance Requirement. We are not subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, or collectively, the Distribution Requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level income taxes.

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

If we acquire the equity securities of certain foreign corporations that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income, or PFICs, we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders to the extent that such income or gain is attributable to our ownership of PFIC stock in a prior taxable year. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any such taxes and related interest charges.

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation, or CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year.  In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation. Furthermore, under recently proposed Treasury Regulations, certain income derived by us from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the CFC makes distributions of that income to us in the same year of the CFC in which we are treated as having received a deemed distribution of such income. As such, we may limit and/or manage our holdings in issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

At December 31, 2018, approximately 96.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(2) preliminary valuation conclusions are then documented and business-based assumptions are discussed with our investment committee;

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

We then use senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt investments and the measurement date. Industry specific indices and other relevant market data are used to benchmark/assess market-based movements.

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

We estimate the fair value of warrants using a Black Scholes option pricing model, or OPM. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity-related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2018, there were no material past due escrow receivables.

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

Additionally, as an internally managed business development company, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

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

In order to satisfy the tax requirements applicable to a RIC and to minimize or avoid being subject to income and excise taxes, we intend to make distributions to our stockholders treated as dividends for U.S. federal income tax purposes generally of an amount at least equal to substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their NAV.

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

At December 31, 2018, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 96.7% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our secured credit facilities with Wells Fargo Capital Finance, LLC, or the Wells Facility, and MUFG Union Bank, N.A., or the Union Bank Facility and, together with the Wells Facility, our Credit Facilities, our 2022 Notes, our 2024 Notes, our 2025 Notes, our 2033 Notes, our 2027 Asset-Backed Notes, and our 2022 Convertible Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2018, we had $13.1 million of borrowings outstanding under the Wells Facility and $39.8 million of borrowings outstanding on the Union Bank Facility. In addition, as of December 31, 2018, we had approximately $149.0 million of indebtedness outstanding incurred by our SBIC subsidiary, approximately $150.0 million in aggregate principal amount of 4.625% notes due 2022, or the 2022 Notes, approximately $83.5 million in aggregate principal amount of 6.25% notes due 2024, or the 2024 Notes, approximately $75.0 million in aggregate principal amount of 5.25% notes due 2025, or the 2025 Notes, approximately $40.0 million in aggregate principal amount of 6.25% notes due 2033, or the 2033 Notes, approximately $200.0 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2018, or the 2027 Asset-Backed Notes, in connection with our $284.8 million debt securitization, or the 2018 Debt Securitization, and approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022, or the 2022 Convertible Notes. Additionally, subsequent to December 31, 2018, we had approximately $250.0 million in aggregate principal amount of fixed rate asset-backed notes issued in January 2019, or the 2028 Asset-Backed Notes and, together with the 2027 Asset-Backed Notes, the Asset-Backed Notes, in connection with our $357.2 million debt securitization, or the 2019 Debt Securitization and, together with the 2018 Debt Securitization, the Debt Securitizations.

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

Until December 6, 2018, as a business development company, under the 1940 Act, generally, we were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The Small Business Credit Availability Act, or the SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, as of December 7, 2018, we are able to incur additional indebtedness, subject to certain disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies have reviewed, and may continue to review, our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and, in certain cases, downgrade such ratings. Such a downgrade in our credit ratings may adversely affect our securities.

As of December 31, 2018, our asset coverage ratio under our regulatory requirements as a business development company was 214.6% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 197.2% when including all SBA leverage.

Based on assumed leverage equal to 102.6% of our net assets as of December 31, 2018, our investment portfolio would have been required to experience an annual return of at least 2.8% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2018, (excluding our SBA debentures as permitted by our exemptive relief), (2) a hypothetical asset coverage ratio of 200% (excluding our SBA debentures as permitted by our exemptive relief), and (3) a hypothetical asset coverage ratio of 150% (excluding our SBA debentures as permitted by our exemptive relief), each at various annual returns on our portfolio as of December 31, 2018, net of expenses.

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2018 (214.6%) (1)	(26.15%)	(15.97%)	(5.79%)	4.38%	14.56%
Corresponding return to common stockholder assuming 200% asset coverage (2)	(28.18%)	(17.36%)	(6.53%)	4.30%	15.13%
Corresponding return to common stockholder assuming 150% asset coverage (3)	(43.82%)	(28.00%)	(12.17%)	3.65%	19.48%

(1)

Assumes $1.9 billion in total assets, $980.5 million in debt outstanding, $955.4 million in stockholders’ equity, and an average cost of funds of 5.6%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2018. Actual interest payments may be different.

(2)

Assumes $2.1 billion in total assets including debt issuance costs on a pro forma basis, $1.1 billion in debt outstanding, $955.4 million in stockholders’ equity, and an average cost of funds of 5.6%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2018, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.

(3)

Assumes $3.0 billion in total assets including debt issuance costs on a pro forma basis, $2.1 billion in debt outstanding, $955.4 million in stockholders’ equity, and an average cost of funds of 5.6%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2018, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Note 4 – Borrowings”.

Acquisitions or investments that we may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

We regularly consider acquisitions and investments that complement our existing business. These possible acquisitions and investments involve or may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material effect on our financial condition and operating results.

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

The Wells Facility and the Union Bank Facility mature in January 2023 and February 2023, respectively, and any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

As of December 31, 2018, we had two available secured credit facilities, the Wells Facility and the Union Bank Facility, which mature in January 2023 and February 2023, respectively. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace either Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

We are subject to certain risks as a result of our interests in connection with the Debt Securitizations and our equity interest in the Securitization Issuers.

On November 1, 2018, in connection with the 2018 Debt Securitization and the offering of the 2027 Asset-Backed Notes by Hercules Capital Funding Trust 2018-1, or the 2018 Securitization Issuer, we sold and/or contributed to Hercules Capital Funding 2018-1 LLC, as trust depositor, or the 2018 Trust Depositor, certain senior loans made to certain of our portfolio companies, or the 2018 Loans, which the 2018 Trust Depositor in turn sold and/or contributed to the 2018 Securitization Issuer in exchange for 100% of the equity interest in the 2018 Securitization Issuer, cash proceeds and other consideration. Following these transfers, the 2018 Securitization Issuer, and not the 2018 Trust Depositor or us, held all of the ownership interest in the 2018 Loans.

On January 22, 2019, in connection with the 2019 Debt Securitization and the offering of the 2028 Asset-Backed Notes by Hercules Capital Funding Trust 2019-1, or the 2019 Securitization Issuer and, together with the 2018 Securitization Issuer, the Securitization Issuers, we sold and/or contributed to Hercules Capital Funding 2019-1 LLC, as trust depositor, or the 2019 Trust Depositor and, together with the 2018 Trust Depositor, the Trust Depositors, certain senior loans made to certain of our portfolio companies, or the 2019 Loans and, together with the 2018 Loans, the Securitization Loans, which the 2019 Trust Depositor in turn sold and/or contributed to the 2019 Securitization Issuer in exchange for 100% of the equity interest in the 2019 Securitization Issuer, cash proceeds and other consideration. Following these transfers, the 2019 Securitization Issuer, and not the 2019 Trust Depositor or us, held all of the ownership interest in the 2019 Loans.

As a result of the Debt Securitizations, we hold, indirectly through the Trust Depositors, 100% of the equity interests in the Securitization Issuers. As a result, we consolidate the financial statements of the Trust Depositors and the Securitization Issuers, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Trust Depositors and the Securitization Issuers is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositors, and by the Trust Depositors to the Securitization Issuers, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, a failure of either of the Securitization Issuers to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the applicable indenture under the Debt Securitizations, upon which the trustee under the 2018 Debt Securitization, or the 2018 Trustee, or the 2019 Debt Securitization, or the 2019 Trustee and, together with the 2018 Trustee, the Securitization Trustees, as applicable, may and will at the direction of a supermajority of the holders of the 2027 Asset-Backed Notes, or the 2027 Noteholders, or the holders of the 2028 Asset-Back Notes, or the 2028 Noteholders and, together with the 2027 Noteholders, the Securitization Noteholders, as the case may be, declare the applicable Asset-Backed Notes, to be immediately due and payable and exercise remedies under the applicable indenture, including (i) to institute proceedings for the collection of all amounts then payable on the applicable Asset-Backed Notes, or under the applicable indenture, enforce any judgment obtained, and collect from the applicable Securitization Issuer and any other obligor upon the applicable Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the applicable indenture with respect to the property of the applicable Securitization Issuer; (iii) exercise any remedies as a secured party under the relevant Uniform Commercial Code and take other appropriate action under applicable law to protect and enforce the rights and remedies of the applicable Securitization Trustee and the applicable Securitization Noteholders; or (iv) sell the property of the applicable Securitization Issuer or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the Debt Securitizations could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with either of the Debt Securitizations. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We may not receive cash distributions in respect of our indirect ownership interests in the Securitization Issuers.

Apart from fees payable to us in connection with our role as servicer of the Securitization Loans and the reimbursement of related amounts under the documents governing the Debt Securitizations, we receive cash in connection with the Debt Securitizations only to the extent that the Trust Depositors receive payments in respect of their equity interests in the Securitization Issuers. The respective holders of the equity interests in the Securitization Issuers are the residual claimants on distributions, if any, made by the applicable Securitization Issuer after the respective Securitization Noteholders and other claimants have been paid in full on each payment date or upon maturity of the applicable Asset-Backed Notes, subject to the priority of payments under the documents governing the Debt Securitizations. To the extent that the value of a Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of either Securitization Issuer to make cash distributions in respect of the applicable Trust Depositor’s equity interests would be negatively affected and consequently, the value of the equity interests in such Securitization Issuer would also be reduced. In the event that we fail to receive cash indirectly from the Securitization Issuers, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the Securitization Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holders of the equity interests in the Securitization Issuers, as residual claimants in respect of distributions, if any, made by the Securitization Issuers. As such, there are circumstances in which the interests of the Securitization Noteholders may not be aligned with the interests of holders of the equity interests in the Securitization Issuers. For example, under the terms of the documents governing the Debt Securitizations, the Securitization Noteholders have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the Asset-Backed Notes remain outstanding, the respective Securitization Noteholders have the right to act in certain circumstances with respect to the applicable Securitization Loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the Securitization Issuers, including by exercising remedies under the documents governing the Debt Securitizations.

If an event of default occurs, the applicable Securitization Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the Debt Securitizations. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the applicable Securitization Trustee may and will at the direction of the holders of a supermajority of the applicable Asset-Backed Notes declare the principal, together with any accrued interest, of the notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the applicable Securitization Issuer. The applicable Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the Securitization Loans or through the proceeds of the sale of the Securitization Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any distribution to holders of the equity interests in the Securitization Issuers.

Remedies pursued by the Securitization Noteholders could be adverse to our interests as the indirect holder of the equity interests in the Securitization Issuers. The Securitization Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Securitization Noteholders will be consistent with the best interests of the Trust Depositors or that we will receive, indirectly through the Trust Depositors, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the Securitization Issuers to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

Certain events related to the performance of Securitization Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the Debt Securitizations: (i) the aggregate outstanding principal balance of delinquent Securitization Loans, and restructured Securitization Loans that would have been delinquent Securitization Loans had such loans not become restructured loans, in the portfolio of Securitization Loans held by the applicable Securitization Issuer exceeds 10% of the current aggregate outstanding principal balance of the Securitization Loans held by such Securitization Issuer for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted Securitization Loans in the portfolio of Securitization Loans held by the applicable Securitization Issuer exceeds 5% of the initial outstanding principal balance of the Securitization Loans held by such Securitization Issuer determined as of November 1, 2018 (in the case of the 2027 Loans) or January 22, 2019 (in the case of the 2028 Loans) for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the 2027 Asset-Backed Notes or the 2028 Asset-Backed Notes, as applicable, exceeds the applicable borrowing base for a period of three consecutive months; (iv) either Securitization Issuer’s pool of Securitization Loans contains Securitization Loans to ten or fewer obligors, as applicable; and (v) the occurrence of an event of default under the applicable documents governing the Debt Securitizations. After a Rapid Amortization Event has occurred, subject to the priority of payments under the documents governing the Debt Securitizations, principal collections on the applicable Securitization Loans will be used to make accelerated payments of principal on the applicable Asset-Backed Notes until the principal balance of such Asset-Back Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the applicable Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We have certain repurchase obligations with respect to the Securitization Loans transferred in connection with the Debt Securitizations.

As part of each Debt Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Securitization Loan (or participation interest therein) which was sold to the applicable Securitization Issuer in breach of certain customary representations and warranties made by us or by the applicable Trust Depositor with respect to such Securitization Loan or the legal structure of the applicable Debt Securitization. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the applicable Securitization Trustee may, on behalf of the applicable Securitization Issuer, bring an action against us to enforce these repurchase obligations.

Our investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to our receiving material non-public information, or MNPI, or obtaining ‘control’ of the target company.  Our ability to exit an investment where we have MNPI or control could be limited and could result in a realized loss on the investment.

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

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Until December 6, 2018, as a business development company, under the 1940 Act, we were not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, as of December 7, 2018, we are able to incur additional indebtedness, subject to certain disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our securities. See “—A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.”

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as PFICs and/or CFCs. The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash. Furthermore, under recently proposed Treasury Regulations, certain income derived by us either from a PFIC with respect to which we have made a certain U.S. tax election or from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the PFIC or CFC respectively makes distributions of that income to us. As such, we may be restricted in our ability to make QEF elections with respect to our holdings in issuers that could either be treated as PFICs or CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

The Foreign Account Tax Compliance Act provisions of the Code and the related Treasury Regulations and other administrative guidance promulgated thereunder, or collectively, FATCA, generally requires us to withhold U.S. tax (at a 30% rate) on payments of interest and taxable dividends made to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Persons located in jurisdictions that have entered into an intergovernmental agreement with the United States to implement FATCA may be subject to different rules. Stockholders may be requested to provide additional information to enable us to determine whether such withholding is required.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2018, approximately 97.3% of our loans were at floating rates or floating rates with a floor and 2.7% of the loans were at fixed rates.

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

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the effect of this announcement as there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2018, we did not engage in any hedging activities.

Recently passed legislation allows us to incur additional leverage.

Until December 6, 2018, as a business development company, under the 1940 Act, generally we were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act.  As a result, as of December 7, 2018, we are able to incur additional indebtedness, subject to certain disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our securities. See “—A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.”

One of our wholly-owned subsidiaries is licensed by the U.S. SBA, and as a result, we will be subject to SBA regulations, which could limit our capital or investment decisions.

Our wholly-owned subsidiary HT III is licensed to act as SBIC and is regulated by the SBA. HT III holds approximately $307.5 million in assets and it accounted for approximately 14.3% of the Company’s total assets, prior to consolidation at December 31, 2018. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to our wholly-owned subsidiary HT II.

The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT III is our wholly owned subsidiaries.

HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2018 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $175.0 million or to a group of SBICs under common control to $350.0 million. An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2018, we have issued $149.0 million in SBA-guaranteed debentures in our SBIC subsidiary, which is the maximum capacity for our SBIC subsidiary under our existing license. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of our SBIC subsidiary as a SBIC does not automatically assure that our SBIC subsidiary will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to a SBIC is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiary.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. HT III has debentures outstanding that become due starting in September 2020. Our SBIC subsidiary will need to generate sufficient cash flow to make required interest payments on the debentures. If our SBIC subsidiary is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under such debentures as the result of a default by us.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

Significant U.S. federal tax reform legislation was enacted in 2017 that, among many other changes, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The legislation also makes extensive changes to the U.S. international tax system. The impact of this legislation on us and on entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the legislation on an investment in us.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In addition, disagreement over the federal budget has caused the U.S. federal government to shutdown for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC, SBA, and U.S. Food and Drug Administration, or the FDA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these government agencies prevents them from performing their normal business functions, which could impact, among other things, (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) our ability to originate SBA loans; and (iii) the ability of the FDA and other governmental agencies to timely review and process regulatory submissions of our portfolio companies. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Directors, or arise in a variety of situations, has been increasing in the business development company industry recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe North Korea, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union, or Brexit, could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments through additional borrowings.

As of December 31, 2018, we had approximately $139.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We believe that our assets provide adequate cover to satisfy all of our unfunded comments and we intend to use cash flow from normal and early principal repayments and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of the London Interbank Offered Rate, or LIBOR, across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

We have invested and intend to continue investing in a limited number of technology-related companies and, we have recently seen an increase in the number of investments representing approximately 5% or more of our NAV. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies.

As of December 31, 2018, approximately 87.8% of the fair value of our portfolio was composed of investments in five industries: 29.2% was composed of investments in the software industry, 28.7% was composed of investments in the drug discovery and development industry, 17.5% was composed of investments in the internet consumer and business services industry, 6.5% was composed of investments in the medical devices & equipment industry and 5.9% was composed of investments in the sustainable and renewable technology industry.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2018 that represent greater than 5% of our net assets:

	December 31, 2018
(in thousands)	Fair Value	Percentage of Net Assets
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)	$70,960	7.4%
EverFi, Inc.	60,408	6.3%
BridgeBio Pharma LLC	56,986	6.0%
Businessolver.com, Inc.	53,967	5.6%
Lithium Technologies, Inc.	53,706	5.6%
Fuze, Inc.	51,943	5.4%
Axovant Sciences Ltd.	49,415	5.2%

•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•

Businessolver.com, Inc. is a technology company that provides a cloud-based SaaS platform for employee benefit administration designed to manage and monitor enrollment and payroll dashboards with real-time data.

•	Lithium Technologies, Inc. is a technology company that develops a software platform that helps customers to connect, engage, and understand their total community.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•	Axovant Sciences Ltd. is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.

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

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at the time of such investment and meets the other specified requirements.

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

Depressed oil and natural gas prices could adversely affect (i) the credit quality of our debt investments in certain of our portfolio companies and (ii) the underlying operating performance of our portfolio companies’ business that are heavily dependent upon the prices of, and demand for, oil and natural gas. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our NAV. Declines in oil and natural gas prices may adversely impact the ability of these portfolio companies to satisfy financial or operating covenants imposed by us or other lenders, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, declines in oil and natural gas prices may adversely impact our energy-related portfolio companies’ and other affected companies’ cash flow and their profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

Our investments in the life sciences industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in companies in the life sciences industry that are subject to extensive regulation by the FDA and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

A lack of IPO or merger and acquisition, or M&A, opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

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

In most cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2018, approximately 85.3% of our debt investments were in a senior secured first lien position, with 48.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 28.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. 1.1% of our debt investments were senior secured by the equipment of the portfolio company, and 6.9% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.8% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.9% were unsecured.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $212.3 million or 11.2% of total investments at December 31, 2018. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

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

When we invest in debt securities, we generally expect to acquire warrants or other equity-related securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt and other securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience. In addition, we anticipate that approximately 50% of our warrants may not realize and exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. generally accepted accounting principles, or U.S. GAAP, of those approximately 50% of warrants that we do not realize and exit, the assigned costs to the initial warrants may lead to realized write-offs when the warrants either expire or are not exercised.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During the year ended December 31, 2018, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $576.7 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 7.8% of the outstanding value of our investment portfolio as of December 31, 2018. Payments on one or more of our loans, particularly certain loans to clients in which we also hold equity interests, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the year ended December 31, 2018.

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

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividend distributions. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or any combination of these securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

If you are holding debt securities issued by us and such securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if you are holding debt securities issued by us and such securities are subject to mandatory redemption, we may be required to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

On October 24, 2017, our Board of Directors approved a redemption of $75.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. On February 9, 2018, our Board of Directors approved a redemption of $100.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on April 2, 2018. Further, on December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019. We may redeem the 2022 Notes after September 23, 2022, the 2025 Notes after April 30, 2021, and the 2033 Notes after October 30, 2033 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2022 Notes, 2025 Notes, or 2033 Notes when the fair market value of the 2022 Notes, 2025 Notes, or 2033 Notes is above par value, you would experience a loss of any potential premium.

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

We generally expect the public offering price of any offering of shares of our common stock to be higher than the book value per share of our outstanding common stock (unless we offer shares pursuant to a rights offering or after obtaining prior approval for such issuance from our stockholders and our independent directors). Accordingly, investors purchasing shares of common stock in offerings may pay a price per share that exceeds the tangible book value per share after such offering. We currently have an incentive plan and may in the future implement additional incentive plans or retention plans. To the extent equity is issued under any of these plans, stockholders’ ownership interest will be diluted.

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

Our publicly issued debt securities may or may not have, and may never develop, an established trading market. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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

The 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

The 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiary. The assets of any such subsidiary are not directly available to satisfy the claims of our creditors, including holders of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

The respective indentures under which the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes were issued contain limited protections for the holders of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

The indenture under which 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes were issued offers limited protections to the holders of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes. The terms of the respective indentures and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes. In particular, the terms of the respective indentures and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% thereafter after such borrowings);

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another business development company (or to us if we determine to seek such similar no-action or other relief) permitting the business development company to declare any cash distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the business development company’s status as a RIC under Subchapter M of the Code (currently, these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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

In addition, the indenture and the 2025 Notes and 2033 Notes do not require us to purchase the 2025 Notes or 2033 Notes in connection with a change of control or any other event.

Furthermore, the terms of the respective indentures and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes. See “—In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.” In addition, other debt we issue or incur in the future could contain more protections for its holders than the respective indentures and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

An active trading market for the 2025 Notes or 2033 Notes may not develop or be sustained, which could limit the market price of the 2025 Notes or 2033 Notes or your ability to sell them.

Although the 2025 Notes and 2033 Notes are listed on the NYSE under the symbols “HCXZ” and “HCXY,” respectively, we cannot provide any assurances that an active trading market will develop or be sustained for the 2025 Notes or 2033 Notes or that the 2025 Notes or 2033 Notes will be able to be sold. At various times, the 2025 Notes or 2033 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2025 Notes or 2033 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility, 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on any of our indebtedness, including the 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes and substantially decrease the market value of the 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or the required holders of our 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility, Union Bank Facility, 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility, Union Bank Facility, 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Washington, DC, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 14, 2018, we had approximately 61,003 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 55 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2018, 2017 and 2016, the Board of Directors elected to receive approximately $500,000, $250,000 and $250,000, respectively, of their compensation in the form of common stock and we issued 38,245, 19,515 and 18,600 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2018, 2017 and 2016, we issued 159,560, 163,584, and 144,308 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2018, 2017 and 2016 were approximately $2.0 million, $2.2 million and $1.8 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES

On December 17, 2018, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the NAV as reported in the most recently published financial statements, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We expect that the share repurchase program will be in effect until June 18, 2019, or until the approved dollar amount has been used to repurchase shares.

During the three months ended December 31, 2018, we made the following repurchases pursuant to the repurchase plan:

(in thousands, except share and per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan(1)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	376,466	10.77	376,466	20,944
Total	376,466	$10.77	376,466	$20,944

(1)

Note that all repurchase activity per the table above was made pursuant to the stock repurchase plan authorized by our Board of Directors on December 17, 2018. The plan permits us to repurchase up to $25.0 million of our common stock.

In addition, during the three months ended December 31, 2018, 18,956 shares of our common stock were delivered to us at an average price per share of $12.72 in satisfaction of tax withholding obligations of holders of restricted shares issued under the 2004 Plan and/or the Director Plan that vested during the period.

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

On February 13, 2019, the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 11, 2019 to shareholders of record as of March 4, 2019. This distribution represents our fifty-fourth consecutive distribution since our IPO, bringing the total cumulative distribution to date to $15.28 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any distributions paid in excess of a stockholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2018, 2017, and 2016, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of the 2019 distributions that we anticipate would be made to stockholders.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During 2018, 2017, and 2016, we issued 159,560, 163,584 and 144,308 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2013, a person invested $100 in each of our common stock, the NYSE Composite Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

Copyright© 2018 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Balance sheet data:
Investments, at value	$1,880,373	$1,542,214	$1,423,942	$1,200,638	$1,020,737
Cash and cash equivalents	34,212	91,309	13,044	95,196	227,116
Total assets	1,945,191	1,654,715	1,464,204	1,334,761	1,299,223
Total liabilities	989,747	813,748	676,260	617,627	640,359
Total net assets	955,444	840,967	787,944	717,134	658,864

Other Data:
Total return (3)	(7.56%)	1.47%	26.87%	(9.70%)	(1.75%)
Total debt investments, at value	1,733,492	1,415,984	1,328,803	1,110,209	923,906
Total warrant investments, at value	26,669	36,869	27,485	22,987	25,098
Total equity investments, at value	120,212	89,361	67,654	67,442	71,733
Unfunded Commitments (2)	138,982	73,604	59,683	75,402	147,689
Net asset value per share (1)	$9.90	$9.96	$9.90	$9.94	$10.18

(1)	Based on common shares outstanding at period end.
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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Investment income:
Interest	$190,636	$172,196	$158,727	$140,266	$126,618
Fees	17,117	18,684	16,324	16,866	17,047
Total investment income	207,753	190,880	175,051	157,132	143,665
Operating expenses:
Interest	39,435	37,857	32,016	30,834	28,041
Loan fees	7,260	8,728	5,042	6,055	5,919
General and administrative:	15,488	16,105	16,106	16,658	10,209
Employee Compensation:
Compensation and benefits	25,062	24,555	22,500	20,713	16,604
Stock-based compensation	11,779	7,191	7,043	9,370	9,561
Total employee compensation	36,841	31,746	29,543	30,083	26,165
Total operating expenses	99,024	94,436	82,707	83,630	70,334
Other income (loss)	—	—	8,000	(1)	(1,581)
Net investment income	108,729	96,444	100,344	73,501	71,750
Net realized gain (loss) on investments	(11,087)	(26,711)	4,576	5,147	20,112
Net change in unrealized appreciation (depreciation) on investments	(21,146)	9,265	(36,217)	(35,732)	(20,674)
Total net realized and unrealized gain (loss)	(32,233)	(17,446)	(31,641)	(30,585)	(562)
Net increase in net assets resulting from operations	$76,496	$78,998	$68,703	$42,916	$71,188
Change in net assets per common share (basic)	$0.83	$0.95	$0.91	$0.60	$1.12
Distributions declared per common share:	$1.26	$1.24	$1.24	$1.24	$1.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We also make investments in qualifying small businesses through HT III, which is our wholly-owned SBIC. HT III holds approximately $307.5 million in assets, which accounted for approximately 14.3% of our total assets, prior to consolidation at December 31, 2018. At December 31, 2018, with our net investment of $74.5 million, HT III has the capacity to issue $149.0 million of SBA-guaranteed debentures, which is subject to SBA approval. At December 31, 2018, we have issued $149.0 million in SBA-guaranteed debentures in our SBIC subsidiary.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third-party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Reduced Asset Coverage Requirements

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $1.9 billion at December 31, 2018 as compared to approximately $1.5 billion at December 31, 2017. The fair value of our debt investment portfolio at December 31, 2018 was approximately $1.7 billion, compared to a fair value of approximately $1.4 billion at December 31, 2017. The fair value of the equity portfolio at December 31, 2018 was approximately $120.2 million, compared to a fair value of approximately $89.4 million at December 31, 2017. The fair value of the warrant portfolio at December 31, 2018 was approximately $26.7 million, compared to a fair value of approximately $36.8 million at December 31, 2017.

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

Our portfolio activity for the years ended December 31, 2018 and 2017 was comprised of the following:

(in millions)	December 31, 2018	December 31, 2017
Debt Commitments (1)
New portfolio company	$969.2	$773.2
Existing portfolio company	184.0	98.8
Total	$1,153.2	$872.0
Funded and Restructured Debt Investments (2)
New portfolio company	$641.6	$578.9
Existing portfolio company	258.2	175.9
Total	$899.8	$754.8
Funded Equity Investments
New portfolio company	53.4	$7.1
Existing portfolio company	7.6	2.9
Total	$61.0	$10.0
Unfunded Contractual Commitments (3)
Total	$139.0	$73.6
Non-Binding Term Sheets
New portfolio company	$55.5	$122.0
Existing portfolio company	—	—
Total	$55.5	$122.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2018, we received approximately $576.7 million in aggregate principal repayments. Of the approximately $576.7 million of aggregate principal repayments, approximately $90.1 million were scheduled principal payments, and approximately $486.6 million were early principal repayments related to 36 portfolio companies. Of the approximately $486.6 million early principal repayments, approximately $69.3 million were early repayments due to M&A transactions for five portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for each of the years ended December 31, 2018 and 2017 was as follows:

(in millions)	December 31, 2018	December 31, 2017
Beginning portfolio	$1,542.2	$1,423.9
New fundings and restructures	960.7	764.8
Warrants not related to current period fundings	0.1	0.6
Principal payments received on investments	(90.1)	(119.5)
Early payoffs	(486.6)	(505.6)
Accretion of loan discounts and paid-in-kind principal	34.9	36.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(13.5)	(8.1)
New loan fees	(13.8)	(9.8)
Sale of investments	(5.9)	(11.0)
Loss on investments due to write offs	(25.1)	(39.6)
Net change in unrealized appreciation (depreciation)	(22.5)	10.0
Ending portfolio	$1,880.4	$1,542.2

As of December 31, 2018, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. Three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected.  Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2018, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.5% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $36.3 million of unamortized fees at December 31, 2018, of which approximately $31.1 million was included as an offset to the cost basis of our current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017, we had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included as an offset to the cost basis of our current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2018, we had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of our current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments. At December 31, 2017, we had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as a component of the cost basis of our current debt investments and approximately $3.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $9.4 million and $10.0 million in PIK income in the years ended December 31, 2018 and December 31, 2017, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.6% and 12.4% during the years ended December 31, 2018 and 2017, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.7% and 14.2% for the years ended December 31, 2018 and 2017, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.2% and 12.7% for the years ended December 31, 2018 and 2017, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately -7.6% and 1.5% during the years ended December 31, 2018 and 2017, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery & development, software, internet consumer & business services, media/content/info, sustainable and renewable technology, medical devices & equipment, drug delivery, healthcare services, specialty pharmaceuticals, information services, consumer & business products, surgical devices, semiconductors, electronics & computer hardware, communications & networking, biotechnology tools, diagnostic and diversified financial services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2018, approximately 87.8% of the fair value of our portfolio was composed of investments in five industries: 29.2% was composed of investments in the software industry, 28.7% was composed of investments in the drug discovery and development industry, 17.5% was composed of investments in the internet consumer and business services industry, 6.5% was composed of investments in the medical devices and equipment industry, and 5.9% was composed of investments in the sustainable and renewable technology industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$548,952	29.2%	$360,123	23.4%
Drug Discovery & Development	539,977	28.7%	369,173	23.9%
Internet Consumer & Business Services	329,512	17.5%	154,909	10.0%
Medical Devices & Equipment	121,420	6.5%	94,595	6.1%
Sustainable and Renewable Technology	110,303	5.9%	118,432	7.7%
Healthcare Services, Other	60,142	3.2%	72,337	4.7%
Drug Delivery	40,519	2.2%	91,214	5.9%
Diversified Financial Services	39,491	2.1%	—	0.0%
Information Services	30,940	1.6%	24,618	1.6%
Media/Content/Info	21,666	1.2%	152,998	9.9%
Electronics & Computer Hardware	15,763	0.8%	9,982	0.6%
Biotechnology Tools	6,279	0.3%	5,604	0.4%
Consumer & Business Products	6,179	0.3%	19,792	1.3%
Communications & Networking	4,871	0.3%	6,649	0.4%
Surgical Devices	3,088	0.2%	13,161	0.9%
Semiconductors	899	0.0%	10,406	0.7%
Diagnostic	348	0.0%	720	0.1%
Specialty Pharmaceuticals	24	0.0%	37,501	2.4%
Total	$1,880,373	100.0%	$1,542,214	100.0%

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

For the years ended December 31, 2018 and 2017, our ten largest portfolio companies represented approximately 28.2% and 34.6% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2018 and December 31, 2017, we had seven investments that represented 5% or more of our net assets. At December 31, 2018 and December 31, 2017, we had five and nine equity investments representing approximately 53.0% and 67.1%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2018 and 2017.

As of December 31, 2018, approximately 97.3% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

In most cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2018, approximately 85.3% of our debt investments were in a senior secured first lien position, with 48.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 28.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. 1.1% of our debt investments were senior secured by the equipment of the portfolio company, and 6.9% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.8% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.9% were unsecured.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2018, we held warrants in 129 portfolio companies, with a fair value of approximately $26.7 million. The fair value of our warrant portfolio decreased by approximately $10.1 million, as compared to a fair value of $36.8 million at December 31, 2017, primarily related a slight decrease in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $78.7 million to exercise such warrants as of December 31, 2018. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.06x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2018 and 2017, respectively:

(in thousands)	December 31, 2018			December 31, 2017
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	13	$311,597	18.0%	12	$345,191	24.4%
2	43	885,123	51.1%	32	583,017	41.2%
3	25	474,926	27.3%	32	443,775	31.3%
4	7	60,267	3.5%	4	41,744	2.9%
5	2	1,579	0.1%	5	2,257	0.2%
	90	$1,733,492	100.0%	85	$1,415,984	100.0%

As of December 31, 2018, our debt investments had a weighted average investment grading of 2.18 on a cost basis, as compared to 2.17 at December 31, 2017. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The slight increase in weighted average investment grading at December 31, 2018 from December 31, 2017 is primarily due to an overall decrease in positions with a credit rating of 1.

At December 31, 2018, we had two debt investments on non-accrual with a cumulative investment cost of approximately $2.7 million and zero fair value. At December 31, 2017, we had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2018 and December 31, 2017 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2017, which resulted in a realized loss of approximately $10.3 million, slightly offset by a loan repayment in full from one debt investment.

Results of Operations

Comparison of periods ended December 31, 2018 and 2017

Investment Income

Interest Income

Total investment income for the year ended December 31, 2018 was approximately $207.8 million as compared to approximately $190.9 million for the year ended December 31, 2017.

Interest income for the year ended December 31, 2018 totaled approximately $190.6 million as compared to approximately $172.2 million for the year ended December 31, 2017. The increase in interest income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily attributable to debt investment portfolio growth and an increase in the weighted average principal outstanding between the periods, the acceleration of income due to early repayments and other one-time events during the period and changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2018, approximately, 97.3% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor, compared to 96.4% as of December 31, 2017.

Of the $190.6 million in interest income for the year ended December 31, 2018, approximately $184.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $6.5 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from the contractual servicing of our loan portfolio and the acceleration of interest income due to early loan repayments and other one-time events represented $160.3 million and $11.9 million, respectively, of the $172.2 million interest income for the year ended December 31, 2017.

The following table shows the PIK-related activity, for the years ended December 31, 2018 and 2017, at cost:

	Year Ended December 31,
(in thousands)	2018	2017
Beginning PIK interest receivable balance	$15,487	$9,930
PIK interest income during the period	9,406	9,960
PIK accrued (capitalized) to principal	(1,630)	129
Payments received from PIK loans	(10,546)	(2,349)
Realized loss	—	(2,183)
Ending PIK interest receivable balance	$12,717	$15,487

The decrease in PIK interest income during the year ended December 31, 2018 as compared to the year ended December 31, 2017 is due to a lower average principal outstanding for loans which bear PIK interest. PIK receivable for both December 31, 2018  and December 31, 2017 represents approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the year ended December 31, 2018 totaled approximately $17.1 million as compared to approximately $18.7 million for the year ended December 31, 2017. The decrease in fee income is primarily attributable to a decrease in the acceleration of unamortized fees due to early repayments and one-time fees during the period.

Of the $17.1 million in fee income from commitment, facility and loan related fees for the year ended December 31, 2018, approximately $7.0 million represents income from recurring fee amortization and approximately $10.1 million represents income related to the acceleration of unamortized fees during the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $6.4 million and $12.3 million, respectively, of the $18.7 million income for the year ended December 31, 2017.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2018 and 2017, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $99.0 million and $94.4 million during the years ended December 31, 2018 and 2017, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $46.7 million and $46.6 million for the years ended December 31, 2018 and 2017, respectively. Interest and fee expense for the year ended December 31, 2018 as compared to December 31, 2017 increased primarily due to the issuance of our 2027 Asset-Backed Notes in November 2018, 2033 Notes in September 2018, and 2025 Notes in April 2018, as well as increased average borrowings under our credit facilities, and acceleration of amortized fees from early redemption of the 2024 notes, offset by the partial redemptions of our 2024 Notes and amortization of our fixed-rate asset backed notes due 2021, or the 2021 Asset-Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.6% and 5.9% for the years ended December 31, 2018 and 2017, respectively. The slight decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period, specifically the impact of redemptions on our 2024 Notes and amortization of our 2021 Asset-Backed Notes along with lower interest rates due to the issuance of the 2027 Asset-Backed Notes.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses were $15.5 million and $16.1 million for the years ended December 31, 2018 and 2017, respectively. This decrease in general and administrative expenses is primarily due to a decrease in workout related costs and corporate legal fees.

Employee Compensation

Employee compensation and benefits totaled approximately $25.1 million for the year ended December 31, 2018 as compared to approximately $24.6 million for the year ended December 31, 2017. The increase between comparative periods was primarily due to changes in variable incentive compensation related to the achievement of origination and strategic corporate objectives.

Employee stock-based compensation totaled approximately $11.8 million for the year ended December 31, 2018 as compared to approximately $7.2 million for the year ended December 31, 2017. The increase between comparative periods was primarily related to the number and amount of restricted stock awards vesting along with long-term retention performance stock units and separate cash bonus awards granted to senior personnel on May 2, 2018.

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

A summary of realized gains and losses for the years ended December 31, 2018 as and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Realized gains	$14,050	$14,163
Realized losses	(25,137)	(40,874)
Net realized gains (losses)	$(11,087)	$(26,711)

During the year ended December 31, 2018, we recognized net realized losses of approximately $11.1 million on the portfolio. These net realized losses included gross realized losses of approximately $25.1 million, primarily from the liquidation or write-off of our debt, equity or warrant investments. These losses were partially offset by gross realized gains of approximately $14.0 million, primarily from the sale of our investments during the period.

    During the year ended December 31, 2017, we recognized net realized losses of approximately $26.7 million on the portfolio. These net realized losses included gross realized losses of approximately $40.9 million, primarily from the liquidation or write-off of our debt, equity or warrant investments. These losses were offset by gross realized gains of approximately $14.2 million, primarily from the sale of our investments during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2018, and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Gross unrealized appreciation on portfolio investments	$60,648	$130,272
Gross unrealized depreciation on portfolio investments	(110,768)	(148,345)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	27,584	28,042
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	(22,536)	9,969
Other net unrealized appreciation (depreciation)	1,390	(704)
Total net unrealized appreciation (depreciation) on investments	$(21,146)	$9,265

During the year ended December 31, 2018, we recorded approximately $21.1 million of net unrealized depreciation, of which $22.5 million is net unrealized depreciation from our debt, equity and warrant investments. We recorded $4.6 million of net unrealized appreciation on our debt investments, which was primarily related to $25.7 million of unrealized appreciation due to loan repayments and the reversal of unrealized depreciation upon write-off. This unrealized appreciation was partially offset by $21.1 million of unrealized depreciation on the debt portfolio, including $17.1 million of unrealized depreciation on collateral-based impairments during the period.

We recorded $24.8 million of net unrealized depreciation on our equity investments and $2.3 million of net unrealized depreciation on our warrant investments during the year ended December 31, 2018. This net unrealized depreciation of $27.1 million was primarily attributable to $29.0 million of unrealized depreciation on the equity and warrant portfolio partially offset by the $1.9 million reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrants investments.

During the year ended December 31, 2017, we recorded approximately $9.3 million of net unrealized appreciation, of which $10.0 million is net unrealized appreciation from our debt, equity and warrant investments. We recorded $32.1 million of net unrealized appreciation on our debt investments, which primarily relates to the reversal of $53.7 million of prior period collateral-based impairments and the reversal of $31.0 million of prior period unrealized depreciation upon payoff or liquidation of our debt investments, offset by $49.6 million of unrealized depreciation for collateral-based impairments during the period.

We recorded $32.8 million of net unrealized depreciation on our equity investments for the year ended December 31, 2017, which primarily relates to $51.9 million of unrealized depreciation for collateral-based impairments, offset by $9.7 million and $6.6 million of unrealized appreciation on our public and private equity portfolios, respectively, related to portfolio company and industry performance.

Finally, for the year ended December 31, 2017, we recorded $10.7 million of unrealized appreciation on our warrant investments, which primarily relates to $9.4 million and $5.2 million of unrealized appreciation on our private and public portfolio companies, respectively, related to portfolio company and industry performance. This unrealized appreciation was offset by the reversal of $3.4 million of unrealized appreciation upon being recognized as a gain or loss due to the acquisition or liquidation of our warrant investments.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to distribute 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2018 to our stockholders during 2019.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2018 and 2017, we had a net increase in net assets resulting from operations totaling approximately $76.5 million and approximately $79.0 million, respectively.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2018 was $0.83, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2017 was $0.95.

For the purpose of calculating diluted earnings per share for year ended December 31, 2018, the dilutive effect of the 2022 Convertible Notes, outstanding options and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the year ended December 31, 2018 as our share price was less than the conversion price in effect which results in anti-dilution.

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

Of the $172.2 million in interest income for the year ended December 31, 2017, approximately $160.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $11.9 million represents income related to the acceleration of income due to early loan repayments and other onetime events during the period. Income from the contractual servicing of our loan portfolio and the acceleration of interest income due to early loan repayments and other one-time events represented $152.1 million and $6.6 million, respectively, of the $158.7 million interest income for the year ended December 31, 2016.

The following table shows the PIK-related activity, for the years ended December 31, 2017 and 2016, at cost:

	Year Ended December 31,
(in thousands)	2017	2016
Beginning PIK interest receivable balance	$9,930	$5,149
PIK interest income during the period	9,960	7,825
PIK accrued (capitalized) to principal	129	(2,146)
Payments received from PIK loans	(2,349)	(632)
Realized loss	(2,183)	(266)
Ending PIK interest receivable balance	$15,487	$9,930

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

Employee stock-based compensation totaled approximately $7.2 million for the year ended December 31, 2017 as compared to approximately $7.0 million for the year ended December 31, 2016. The increase between comparative periods was primarily related to the number and amount of restricted stock awards vesting.

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

A summary of realized gains and losses for the years ended December 31, 2017 and 2016 is as follows:

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Gross unrealized appreciation on portfolio investments	$130,272	$75,264
Gross unrealized depreciation on portfolio investments	(148,345)	(115,867)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	28,042	4,661
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	9,969	(35,942)
Other net unrealized appreciation (depreciation)	(704)	(275)
Total net unrealized appreciation (depreciation) on investments	$9,265	$(36,217)

During the year ended December 31, 2017, we recorded approximately $9.3 million of net unrealized appreciation, of which $10.0 million is net unrealized appreciation from our debt, equity and warrant investments. We recorded $32.1 million of net unrealized appreciation on our debt investments, which primarily relates to the reversal of $53.7 million of prior period collateral-based impairments on four portfolio companies and the reversal of $31.0 million of prior period unrealized depreciation upon payoff or liquidation of our debt investments, offset by $49.6 million of unrealized depreciation for collateral-based impairments on eight portfolio companies during the period. We recorded $32.8 million of net unrealized depreciation on our equity investments, which primarily relates to $51.9 million of unrealized depreciation for collateral-based impairments on two portfolio companies, offset by $9.7 million and $6.6 million of unrealized appreciation on our public and private equity portfolios, respectively, related to portfolio company and industry performance. Finally, we recorded $10.7 million of unrealized appreciation on our warrant investments, which primarily relates to $9.4 million and $5.2 million of unrealized appreciation on our private and public portfolio companies, respectively, related to portfolio company and industry performance. This unrealized appreciation was offset by the reversal of $3.4 million of unrealized appreciation upon being recognized as a gain or loss due to the acquisition or liquidation of our warrant investments.

During the year ended December 31, 2016, we recorded approximately $36.2 million of net unrealized depreciation, of which $35.9 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $35.9 million, approximately $14.0 million is attributed to net unrealized depreciation on our debt investments which primarily relates to $50.0 million unrealized depreciation for collateral-based impairments on eight portfolio companies, offset by the reversal of prior period collateral based impairments of $17.3 million on six portfolio companies and the reversal of $13.1 million of prior period unrealized depreciation upon payoff or settling of our debt investments. Approximately $22.2 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $7.4 million of unrealized depreciation for collateral based impairments on two portfolio companies, $6.6 million of unrealized depreciation on our public equity portfolio, with the largest concentration in our investment in Box, Inc. and the reversal of $5.4 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc. This unrealized depreciation was partially offset by approximately $245,000 of unrealized appreciation on our warrant investments, which primarily related to $4.8 million of unrealized appreciation on our private portfolio companies, offset by $2.9 million unrealized depreciation on our public portfolio companies related to individual portfolio company performance.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We distributed 100% of our spillover earnings, which consisted of ordinary income and long-term capital gains, from our taxable year ended December 31, 2017 to our stockholders during 2018.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-The-Market, or ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement, or the Prior Equity Distribution Agreement, with JMP Securities LLC, or JMP. On March 7, 2016, we renewed the Prior Equity Distribution Agreement and on December 21, 2016, we further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

On September 7, 2017, we terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement, or the Equity Distribution Agreement, with JMP. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2018, we sold 5.1 million shares of common stock, which were issued under the Equity Distribution Agreement for a total accumulated net proceeds of approximately $63.3 million, including $1.5 million of offering expenses. As of December 31, 2018, approximately 5.3 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “– Subsequent Events.”

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

On May 5, 2016, we, through a special purpose wholly-owned subsidiary, Hercules Funding III, as borrower, entered the Union Bank Facility. The Union Bank Facility replaced our credit facility, or the Prior Union Bank Facility, entered into on August 14, 2014 (as amended and restated from time to time) with MUFG Union Bank, N.A., or Union Bank, as the arranger and administrative agent, and the lenders party thereto from time to time. Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

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

We did not sell any notes under the program during 2018. During the year ended December 31, 2017, we sold 225,457 shares of our 2024 Notes for approximately $5.6 million in aggregate principal amount. As of December 31, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to an Indenture, dated September 7, 2017, or the 2022 Notes Indenture, between us and U.S. Bank, National Association, as trustee, or the 2022 Trustee. The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of approximately $975,000, were approximately $1.8 million.

On November 23, 2017, we redeemed $75.0 million of the $258.5 million issued and outstanding aggregate principal amount of our 2024 Notes. On April 2, 2018, we redeemed an additional $100.0 million of the remaining outstanding aggregate principal amount of the 2024 Notes. Further, on December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the 2025 Notes pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018, or the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.6 million.

On May 25, 2018, the Company entered into an amendment to the Union Bank Facility. The amendment amends certain provisions of the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million.

On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock, or the June 2018 Equity Offering. The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

On July 31, 2018, we entered into a further amendment to the Wells Facility to extend the maturity date and fully repay the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc., thereby resigning both as lenders and terminating their commitments thereunder.

On September 20, 2018, we issued $40.0 million in aggregate principal amount of the 2033 Notes pursuant to the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018, or the 2033 Notes Indenture. The sale of the 2033 Notes generated net proceeds of approximately $38.8 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $1.2 million.

On November 1, 2018, we issued $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes. The sale of the 2027 Asset-Backed Notes generated net proceeds of approximately $197.2 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.8 million.

On December 17, 2018, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the NAV as reported in the most recently published financial statements, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We expect that the share repurchase program will be in effect until June 18, 2019, or until the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2018, we repurchased 376,466 shares of our common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million. As of December 31, 2018, approximately $20.9 million of common stock remain eligible for repurchase under the stock repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on the repurchases made during the period.

At December 31, 2018, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $83.5 million of 2024 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with $13.1 million of borrowings outstanding on the Wells Facility and $39.8 million of borrowings outstanding on the Union Bank Facility.

At December 31, 2018, we had $156.2 million in available liquidity, including $34.2 million in cash and cash equivalents. We had available borrowing capacity of $61.9 million under the Wells Facility and $60.2 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2018, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue $149.0 million in SBA guaranteed debentures, subject to SBA approval. At December 31, 2018, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiary. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

At December 31, 2018, we had approximately $11.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolio, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the year ended December 31, 2018, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) debt and equity offerings along with borrowings on our credit facilities.

During the year ended December 31, 2018, our operating activities used $249.0 million of cash and cash equivalents, compared to $18.4 million used during the year ended December 31, 2017. The $230.6 million increase in cash used by operating activities is primarily due to an increase in investment purchases of $196.0 million, and a decrease in investment repayments of $47.5 million.

During the year ended December 31, 2018, our investing activities used $475,000 of cash, compared to $274,000 used during the year ended December 31, 2017. The $201,000 increase in cash used by investing activities was due to an increase in purchase of capital equipment.

During the year ended December 31, 2018, our financing activities provided $200.3 million of cash, compared to $92.3 million provided during the year ended December 31, 2017. The $108.0 million increase in cash provided by financing activities was primarily due to the issuance of $75.0 million of our 2025 Notes in April 2018, issuance of $40.0 million of our 2033 Notes in September 2018, issuance of $200.0 million of our 2027 Asset-Backed Notes in November 2018, increase in credit facilities borrowings of $345.1 million, and issuance of our common stock of $77.5 million, partially offset by the repayment of $100.0 million of our 2024 Notes in April 2018, increase in repayment of our credit facility borrowings of $287.1 million, and full retirement of our 2021 Asset-Backed Notes.

As of December 31, 2018, net assets totaled $955.4 million, with a NAV per share of $9.90. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of December 31, 2018, our asset coverage ratio under our regulatory requirements as a business development company was 214.6%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 197.2% at December 31, 2018.

Outstanding Borrowings

At December 31, 2018 and December 31, 2017, we had the following available borrowings and outstanding amounts:

	December 31, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,655	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,990	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,852	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,590	—	—	—
2033 Notes	40,000	40,000	38,427	—	—	—
2021 Asset-Backed Notes (3)	—	—	—	49,153	49,153	48,650
2027 Asset-Backed Notes	200,000	200,000	197,265	—	—	—
2022 Convertible Notes	230,000	230,000	225,051	230,000	230,000	223,488
Wells Facility (4)	75,000	13,107	13,107	120,000	—	—
Union Bank Facility (4)	100,000	39,849	39,849	75,000	—	—
Total	$1,102,510	$980,466	$963,786	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date. See below for the amount of debt issuance cost associated with each borrowing.

(2)

At December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million, which were available in HT III. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. At December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.
(4)

Availability subject to us meeting the borrowing base requirements. On July 31, 2018, the Wells Facility was reduced to $75.0 million as we fully repaid the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc. On May 25, 2018, we entered into an amendment to the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million. See “Note 4 – Borrowings”.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of December 31, 2018 and December 31, 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017
SBA Debentures	$1,345	$2,059
2022 Notes	1,379	1,633
2024 Notes	1,686	4,591
2025 Notes	2,410	—
2033 Notes	1,573	—
2021 Asset-Backed Notes (1)	—	503
2027 Asset-Backed Notes	2,735	—
2022 Convertible Notes	2,823	3,715
Wells Facility (2)	100	227
Union Bank Facility (2)	165	379
Total	$14,216	$13,107

(1)	The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.
(2)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the year ended December 31, 2018.

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

At December 31, 2018, we had approximately $139.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $55.5 million of non-binding term sheets outstanding to four new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2018, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Thumbtack, Inc.	$25,000
Couchbase, Inc.	20,000
Impossible Foods, Inc.	20,000
Postmates, Inc.	15,000
Businessolver.com, Inc.	9,563
DocuTAP, Inc.	6,000
Achronix Semiconductor Corporation	5,000
Clarabridge, Inc.	5,000
Evernote Corporation	5,000
PH Group Holdings	5,000
Xometry, Inc.	4,000
Lithium Technologies, Inc.	3,623
Fastly, Inc.	3,333
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Convercent, Inc.	2,500
Credible Behavioral Health, Inc.	2,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$138,982

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2018:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$980,466	$96,617	$103,599	$465,250	$315,000
Operating Lease Obligations (4)	15,915	3,217	5,766	5,420	1,512
Total	$996,381	$99,834	$109,365	$470,670	$316,512

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $13.1 million under the Wells Facility, and $39.8 million under the Union Credit Facility as of December 31, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “– Outstanding Borrowings.”
(4)	Facility leases and licenses.
(5)	Reflects announced redemption of a portion of the 2024 Notes in December 2018. See “ – Subsequent Events.”

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $2.1 million, $1.8 million and $1.7 million during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Distributions

On February 13, 2019, the Board of Directors declared a cash distribution of $0.31 per share to be paid on March 11, 2019 to shareholders of record as of March 4, 2019. This distribution represents our fifty-fourth consecutive distribution since our IPO, bringing the total cumulative distribution to date to $15.28 per share.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the fiscal years ended December 31, 2018, 2017, and 2016, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2019 distributions to stockholders will actually be.

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

We intend to distribute 100% of our spillover earnings from ordinary income for the year ended December 31, 2018 to our stockholders during 2019.

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

At December 31, 2018, approximately 96.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material. See “Determination of Net Asset Value” for a discussion of our investment valuation process.

We intend to continue to engage an independent valuation firm to provide us with valuation assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the years ended December 31, 2018 and 2017.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the year ended December 31, 2018 and 2017. See “— Results of Operations” for a comparison of investment income for the year ended December 31, 2018 and 2017.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. We follow the guidelines set forth under ASC Topic 718 Compensation – Stock Compensation, to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

  We intend to distribute 100% of our spillover earnings from ordinary income for the taxable year ended December 31, 2018 to our stockholders during 2019. We distributed 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2017 to our stockholders during 2018.

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

Subsequent Events

Distribution Declaration

On February 13, 2019, our Board of Directors declared a cash distribution of $0.31 per share to be paid on March 11, 2019 to shareholders of record as of March 4, 2019.This distribution represents our fifty-fourth consecutive distribution since our IPO, bringing the total cumulative distribution to date to $15.28 per share.

Restricted Stock Unit Grants

On January 31, 2019, we granted 922,494 restricted stock units pursuant to the 2018 Equity Incentive Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2018 and as of February 15, 2019, we did not sell any shares under our Equity Distribution Agreement with JMP. As of February 15, 2019 approximately 5.3 million shares remain available for issuance and sale under the equity distribution agreement.

Share Repurchase Program

Subsequent to December 31, 2018 and as of February 15, 2019, we did not repurchase any shares of our common stock. As of February 15, 2019, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

Redemption of 2024 Notes

On December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

Wells Facility

On January 11, 2019, we entered into the Seventh Amendment to the Wells Facility. Among others, the amendment amends certain key provisions of the Wells Facility to increase Wells Fargo Capital Finance’s commitments thereunder from $75.0 million to $125.0 million, reduces the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00%, and extends the maturity date to January 2023.

Union Bank Facility

On February 20, 2019, we, through a special purpose wholly-owned subsidiary, Hercules Funding IV LLC, as borrower, entered into the Loan and Security Agreement, or the 2019 Union Bank Credit Facility, with Union Bank, as the arranger and administrative agent, and the lenders party thereto from time to time. Under the 2019 Union Bank Credit Facility, the lenders have made commitments of $200.0 million and the facility contains an uncommitted accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million. Borrowings under the 2019 Union Bank Credit Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.70%, and the facility will generally have an advance rate of 55% against eligible debt investments. The 2019 Union Bank Credit Facility matures on February 20, 2022, plus a 12-month amortization period, unless sooner terminated in accordance with its terms.

Election of Directors

On January 11, 2019, the Board of Directors elected Carol L. Foster as our director. Ms. Foster will be entitled to the applicable annual retainer and restricted stock awards pursuant to our director compensation arrangements. Ms. Foster will also be entitled to enter into an indemnification agreement with us. Ms. Foster will hold office as a Class I director for a term expiring in 2020 and does not currently serve on any of our committees.

On February 4, 2019, the Board of Directors elected Gayle Crowell as our director. Ms. Crowell will be entitled to the applicable annual retainer and restricted stock awards pursuant to our director compensation arrangements. Ms. Crowell will also be entitled to enter into an indemnification agreement with us. Ms. Crowell will hold office as a Class II director for a term expiring in 2021 and does not currently serve on any committees.

2028 Asset-Backed Notes

On January 22, 2019, we completed a term debt securitization in connection with which an affiliate of ours made an offering of $250,000,000 in aggregate principal amount of the 2028 Asset-Backed Notes, which were rated A(sf) by Kroll Bond Rating Agency, Inc., or KBRA. The Notes were issued by the 2019 Securitization Issuer pursuant to an indenture, dated as of January 22, 2019, by and between U.S. Bank National Association, as indenture trustee, and the 2019 Securitization Issuer, were offered pursuant to a note purchase agreement, dated as of January 14, 2019, by and among us, the 2019 Trust Depositor, the 2019 Securitization Issuer, Guggenheim Securities, LLC, as Initial Purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC, as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. The outstanding principal balance of the pool of loans as of December 31, 2018 was approximately $357,179,128. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

Portfolio Company Developments

As of February 15, 2019, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. Four companies filed confidentially under the JOBS Act and one company filed a preliminary prospectus in connection with a proposed public offering on the Toronto Stock Exchange (TSX). There can be no assurance that these companies will complete their IPOs in a timely manner or at all. In addition, subsequent to December 31, 2018, our portfolio companies announced or completed the following liquidity events:

1.

In December 2018, our portfolio company, Art.com, Inc., one of the largest online sellers of art and wall décor globally, entered into a definitive agreement to be acquired by Walmart (NYSE: WMT), a multinational retail corporation that operates a chain of hypermarket, discount department stores and grocery stores. The deal was completed in February 2019. Terms of the acquisition were not disclosed.

2.

In January 2018, our portfolio company, Labcyte, Inc., a global biotechnology tools company developing acoustic liquid handling, was acquired by Beckman Coulter Life Sciences, a developer and manufacturer of products that simplify, automate and innovate complex biomedical testing. Labcyte will transition into Beckman Coulter Life Sciences under the larger Danaher Life Sciences platform of companies. Terms of the acquisition were not disclosed.

3.

In February 2019, our portfolio company Stealth Bio Therapeutics Corp., (NASDAQ: MITO), a clinical-stage biopharmaceutical company developing therapeutics to treat mitochondrial dysfunction, completed its IPO offering 6.5 million American Depositary Shares, or ADS, at an initial public offering price of $12.00 per ADS.

4.

In February 2019, our portfolio company Avedro, Inc. (NASDAQ: AVDR), a leading commercial-stage ophthalmic medical technology company focused on treating corneal ectatic disorders and improving vision to reduce dependency on eyeglasses or contact lenses, completed its IPO offering 5.0 million shares at an initial public offering price of $14.00 per share.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2018, approximately 97.3% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase or decrease in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
25	$3,911	$40	$3,871	$0.04
50	$8,048	$80	$7,968	$0.08
75	$12,203	$119	$12,084	$0.13
100	$16,372	$159	$16,213	$0.17
200	$33,052	$318	$32,734	$0.34
300	$49,403	$477	$48,926	$0.51

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2018, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

February 21, 2019

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,830,725 and $1,506,454, respectively)	$1,801,258	$1,491,458
Control investments (cost of $64,799 and $25,419, respectively)	57,619	19,461
Affiliate investments (cost of $85,000 and $87,956, respectively)	21,496	31,295
Total investments in securities, at value (cost of $1,980,524 and $1,619,829, respectively)	1,880,373	1,542,214
Cash and cash equivalents	34,212	91,309
Restricted cash	11,645	3,686
Interest receivable	16,959	12,262
Other assets	2,002	5,244
Total assets	$1,945,191	$1,654,715

Liabilities
Accounts payable and accrued liabilities	$25,961	$26,896
SBA Debentures, net (principal of $149,000 and $190,200, respectively) (1)	147,655	188,141
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	147,990	147,572
2024 Notes, net (principal of $83,510 and $183,510, respectively) (1)	81,852	179,001
2025 Notes, net (principal of $75,000 and $0, respectively) (1)	72,590	—
2033 Notes, net (principal of $40,000 and $0, respectively) (1)	38,427	—
2021 Asset-Backed Notes, net (principal of $0 and $49,153, respectively) (1)	—	48,650
2027 Asset-Backed Notes, net (principal of $200,000 and $0, respectively) (1)	197,265	—
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	225,051	223,488
Credit Facilities	52,956	—
Total liabilities	$989,747	$813,748
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	96	85
Capital in excess of par value	1,052,269	908,501
Total distributable earnings (loss) (2)	(92,859)	(67,619)
Treasury Stock, at cost, 376,466 shares as of December 31, 2018 and no shares as of December 31, 2017	(4,062)	—
Total net assets	$955,444	$840,967
Total liabilities and net assets	$1,945,191	$1,654,715

Shares of common stock outstanding ($0.001 par value, 96,877,352 shares issued, 200,000,000 authorized)	96,501	84,424
Net asset value per share	$9.90	$9.96

(1)

The Company’s SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2021 Asset-Backed Notes, 2027 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings.”

(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2021 Asset-Backed Notes and the 2027 Asset-Backed Notes (see Note 4), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statement of Assets and Liabilities above.

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Restricted Cash	$11,645	$3,686
Total investments in securities, at value (cost of $279,373 and $146,208, respectively)	277,781	144,513
Total assets	$289,426	$148,199

Liabilities
2021 Asset-Backed Notes, net (principal of $0 and $49,153, respectively) (1)	$—	$48,650
2027 Asset-Backed Notes, net (principal of $200,000 and $0, respectively) (1)	197,265	—
Total liabilities	$197,265	$48,650

(1)

The Company’s 2021 Asset-Backed Notes and 2027 Asset-Backed Notes are presented net of the associated debt issuance costs. The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018. See “Note 4 – Borrowings.”

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Investment income:
Interest income
Non-control/Non-affiliate investments	$185,187	$169,424	$158,489
Control investments	3,391	1,971	78
Affiliate investments	2,058	801	160
Total interest income	190,636	172,196	158,727
Fee income
Non-control/Non-affiliate investments	16,776	18,630	16,318
Control investments	5	11	6
Affiliate investments	336	43	—
Total fee income	17,117	18,684	16,324
Total investment income	207,753	190,880	175,051
Operating expenses:
Interest	39,435	37,857	32,016
Loan fees	7,260	8,728	5,042
General and administrative	15,488	16,105	16,106
Employee compensation:
Compensation and benefits	25,062	24,555	22,500
Stock-based compensation	11,779	7,191	7,043
Total employee compensation	36,841	31,746	29,543
Total operating expenses	99,024	94,436	82,707
Other income (loss)	—	—	8,000
Net investment income	108,729	96,444	100,344
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(4,721)	(10,235)	4,576
Control investments	(4,308)	(16,476)	—
Affiliate investments	(2,058)	—	—
Total net realized gain (loss) on investments	(11,087)	(26,711)	4,576
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(13,082)	43,796	(29,970)
Control investments	(1,222)	14,152	(4,025)
Affiliate investments	(6,842)	(48,683)	(2,222)
Total net unrealized appreciation (depreciation) on investments	(21,146)	9,265	(36,217)
Total net realized and unrealized gain (loss)	(32,233)	(17,446)	(31,641)
Net increase (decrease) in net assets resulting from operations	$76,496	$78,998	$68,703

Net investment income before investment gains and losses per common share:
Basic	$1.19	$1.16	$1.34
Change in net assets resulting from operations per common share:
Basic	$0.83	$0.95	$0.91
Diluted	$0.83	$0.95	$0.91
Weighted average shares outstanding
Basic	90,929	82,519	73,753
Diluted	91,057	82,640	73,775
Distributions declared per common share:
Basic	$1.26	$1.24	$1.24

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

						Provision
						for Income
			Capital in	Distributable		Taxes on
	Common Stock		excess	Earnings	Treasury	Investment	Net
	Shares	Par Value	of par value	(loss)(2)	Stock	Gains	Assets
Balance at December 31, 2015	72,118	$73	$752,244	$(34,841)	$—	$(342)	$717,134
Net increase (decrease) in net assets resulting from operations	—	—	—	68,703	—	—	68,703
Public offering, net of offering expenses	7,428	7	92,820	—	—	—	92,827
Issuance of common stock due to stock option exercises	55	—	654	—	—	—	654
Retired shares from net issuance	(17)	—	(235)	—	—	—	(235)
Issuance of common stock under restricted stock plan	556	1	(1)	—	—	—	—
Acquisition of common stock under repurchase plan	(450)	(1)	(4,789)	—	—	—	(4,790)
Retired shares for restricted stock vesting	(279)	—	(2,944)	—	—	—	(2,944)
Distributions reinvested in common stock	144	—	1,799	—	—	—	1,799
Distributions	—	—	—	(92,333)	—	—	(92,333)
Stock-based compensation (1)	—	—	7,129	—	—	—	7,129
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,020)	6,678	—	342	—
Balance at December 31, 2016	79,555	$80	$839,657	$(51,793)	$—	$—	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	78,998	—	—	78,998
Public offering, net of offering expenses	4,919	5	66,930	—	—	—	66,935
Issuance of common stock due to stock option exercises	49	—	500	—	—	—	500
Retired shares from net issuance	(21)	—	(209)	—	—	—	(209)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—	—
Retired shares for restricted stock vesting	(252)	—	(2,976)	—	—	—	(2,976)
Distributions reinvested in common stock	164	—	2,202	—	—	—	2,202
Issuance of Convertible Notes	—	—	3,413	—	—	—	3,413
Distributions	—	—	—	(103,087)	—	—	(103,087)
Stock-based compensation (1)	—	—	7,247	—	—	—	7,247
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8,263)	8,263	—	—	—
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$—	$—	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	76,496	—	—	76,496
Public offering, net of offering expenses	12,047	11	144,680	—	—	—	144,691
Issuance of common stock due to stock option exercises	63	—	704	—	—	—	704
Retired shares from net issuance	(57)	—	(718)	—	—	—	(718)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—	—
Acquisition of common stock under repurchase plan	(376)	—	—	—	(4,062)	—	(4,062)
Retired shares for restricted stock vesting	(95)	—	(1,179)	—	—	—	(1,179)
Distributions reinvested in common stock	159	—	2,007	—	—	—	2,007
Distributions	—	—	—	(114,728)	—	—	(114,728)
Stock-based compensation (1)	—	—	11,266	—	—	—	11,266
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(12,992)	12,992	—	—	—
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$—	$955,444

(1)	Stock-based compensation includes $41, $57 and $87 of restricted stock and option expense related to director compensation for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$76,496	$78,998	$68,703
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(960,844)	(764,795)	(680,971)
Principal and fee payments received on investments	593,502	641,016	444,758
Proceeds from the sale of investments	19,886	23,881	18,998
Net unrealized depreciation (appreciation) on investments	21,146	(9,265)	36,217
Net realized loss (gain) on investments	11,087	26,711	(4,576)
Accretion of paid-in-kind principal	(9,363)	(9,686)	(7,319)
Accretion of loan discounts	(3,914)	(6,711)	(7,163)
Accretion of loan discount on convertible notes	671	615	82
Accretion of loan exit fees	(17,025)	(19,098)	(22,614)
Change in deferred loan origination revenue	6,095	962	347
Unearned fees related to unfunded commitments	1,064	1,048	(758)
Amortization of debt fees and issuance costs	6,105	7,492	3,773
Depreciation	199	201	202
Stock-based compensation and amortization of restricted stock grants (1)	11,266	7,247	7,129
Change in operating assets and liabilities:
Interest and fees receivable	(4,697)	(648)	(2,375)
Prepaid expenses and other assets	(1,099)	(1,097)	3,234
Accounts payable	11	(10)	56
Accrued liabilities	444	4,739	3,892
Net cash provided by (used in) operating activities	(248,970)	(18,400)	(138,385)
Cash flows from investing activities:
Purchases of capital equipment	(475)	(274)	(252)
Net cash provided by (used in) investing activities	(475)	(274)	(252)
Cash flows from financing activities:
Issuance of common stock, net	144,391	66,935	92,827
Repurchase of common stock, net	(4,062)	—	(4,790)
Retirement of employee shares	(893)	(2,685)	(2,525)
Distributions paid	(112,721)	(100,885)	(90,534)
Issuance of 2022 Convertible Notes	—	230,000	—
Issuance of 2022 Notes	—	150,000	—
Issuance of 2024 Notes	—	5,636	149,873
Issuance of 2025 Notes	75,000	—	—
Issuance of 2033 Notes	40,000	—	—
Issuance of 2027 Asset-Backed Notes	200,000	—	—
Repayments of 2019 Notes	—	(110,364)	—
Repayments of 2024 Notes	(100,000)	(75,000)	—
Repayments of 2021 Asset-Backed Notes	(49,153)	(60,053)	(20,095)
Repayments of Long-Term SBA Debentures	(41,200)	—	—
Borrowings of credit facilities	353,597	8,497	285,891
Repayments of credit facilities	(300,641)	(13,513)	(330,877)
Cash paid for debt issuance costs	(3,782)	(6,342)	(5,289)
Cash paid for redemption of convertible notes	—	—	(17,604)
Fees paid for credit facilities and debentures	(229)	77	(1,261)
Net cash provided by (used in) financing activities	200,307	92,303	55,616
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,138)	73,629	(83,021)
Cash, cash equivalents and restricted cash at beginning of period	94,995	21,366	104,387
Cash, cash equivalents and restricted cash at end of period	$45,857	$94,995	$21,366
Supplemental non-cash investing and financing activities:
Interest paid	$38,960	$33,579	$31,011
Income taxes paid	$713	$1,076	$184
Distributions reinvested	$2,007	$2,202	$1,799

(1)	Stock-based compensation includes $41, $57 and $87 of restricted stock and option expense related to director compensation for the years ended December 31, 2018, 2017 and 2016, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash and cash equivalents	$34,212	$91,309	$13,044
Restricted cash	11,645	3,686	8,322
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$45,857	$94,995	$21,366

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (11)	Biotechnology Tools	Senior Secured	September 2019	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 3.85% Exit Fee	$4,999	$5,165	$5,165
Subtotal: Under 1 Year Maturity						5,165	5,165
Subtotal: Biotechnology Tools (0.54%)*						5,165	5,165
Consumer & Business Products
1-5 Years Maturity
WHOOP, INC. (12)	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 8.50%, 6.95% Exit Fee	$6,000	6,026	5,983
Subtotal: 1-5 Years Maturity						6,026	5,983
Subtotal: Consumer & Business Products (0.63%)*						6,026	5,983
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC. (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,729	14,401
Subtotal: 1-5 Years Maturity						14,729	14,401
Subtotal: Diversified Financial Services (1.51%)*						14,729	14,401
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (11)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$10,936	11,926	11,842
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 4.25% Exit Fee	$25,000	25,313	25,081
Subtotal: 1-5 Years Maturity						37,239	36,923
Subtotal: Drug Delivery (3.86%)*						37,239	36,923

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Drug Discovery & Development
Under 1 Year Maturity
Auris Medical Holding, AG (5)(10)	Drug Discovery & Development	Senior Secured	February 2019	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 5.75% Exit Fee	$757	$1,471	$1,471
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.82% Exit Fee	$4,808	5,281	5,281
Epirus Biopharmaceuticals, Inc. (8)	Drug Discovery & Development	Senior Secured	June 2019	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$2,203	2,487	—
Subtotal: Under 1 Year Maturity						9,239	6,752
1-5 Years Maturity
Acacia Pharma Inc. (10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,871	9,819
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	10,111	10,042
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	10,220	10,157
Total Aveo Pharmaceuticals, Inc.					$20,000	20,331	20,199
Axovant Sciences Ltd. (5)(10)(11)(16)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$50,219	49,485	49,286
BridgeBio Pharma LLC (13)(16)	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 4.35% or Floor rate of 9.35%, 6.35% Exit Fee	$35,000	35,054	35,263
	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 3.35% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	19,904	19,904
Total BridgeBio Pharma LLC					$55,000	54,958	55,167
Chemocentryx, Inc. (10)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	19,957	20,104
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$14,000	14,937	14,788
Merrimack Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	August 2021	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 5.55% Exit Fee	$15,000	15,024	15,024
Mesoblast (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$35,000	35,346	35,190
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$18,569	19,256	19,122
Motif BioSciences Inc. (5)(10)(11)(15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$15,000	14,907	14,786
Myovant Sciences, Ltd. (5)(10)(11)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	40,320	40,151
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$25,000	24,750	24,750
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (10)(11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,882	40,472
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,240	10,137
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,084	9,925
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,014	10,014
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$70,000	71,220	70,548
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.25% Exit Fee	$19,313	19,740	19,597
Tricida, Inc. (11)(15)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 8.19% Exit Fee	$40,000	39,622	39,794
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,538	35,386
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,058	5,059
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,082	5,083
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,057	5,057
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$10,000	10,033	9,976
Total Verastem, Inc.					$25,000	25,230	25,175
X4 Pharmaceuticals Inc.	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.25% or Floor rate of 9.50%, 7.95% Exit Fee	$10,000	9,746	9,746
Subtotal: 1-5 Years Maturity						520,238	518,632
Subtotal: Drug Discovery & Development (54.99%)*						529,477	525,384
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,145	$10,155
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 2.95% Exit Fee	$12,192	12,265	5,556
Subtotal: 1-5 Years Maturity						22,410	15,711
Subtotal: Electronics & Computer Hardware (1.64%)*						22,410	15,711
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (12)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$30,000	30,486	30,338
PH Group Holdings (13)(17)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,889	19,806
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,938	9,896
Total PH Group Holdings					$30,000	29,827	29,702
Subtotal: 1-5 Years Maturity						60,313	60,040
Subtotal: Healthcare Services, Other (6.28%)*						60,313	60,040
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$15,288	15,037	14,987
Subtotal: 1-5 Years Maturity						15,037	14,987
Subtotal: Information Services (1.57%)*						15,037	14,987

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Internet Consumer & Business Services
Under 1 Year Maturity
LogicSource	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$3,099	$3,486	$3,486
The Faction Group LLC (11)	Internet Consumer & Business Services	Senior Secured	January 2019	Interest rate PRIME + 4.75% or Floor rate of 8.25%	$2,000	2,000	2,000
Subtotal: Under 1 Year Maturity						5,486	5,486
1-5 Years Maturity
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,006	19,941
Art.com, Inc. (12)(14)(15)	Internet Consumer & Business Services	Senior Secured	April 2021	Interest rate PRIME + 5.40% or Floor rate of 10.15%, PIK Interest 1.70%, 1.50% Exit Fee	$10,117	10,020	10,028
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$11,000	11,017	11,020
Contentful, Inc. (5)(10)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%	$3,750	3,692	3,692
Convercent, Inc. (14)(15)(17)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.55% or Floor rate of 7.80%, PIK Interest 2.95%, 1.00% Exit Fee	$7,500	7,419	7,419
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 8.65%, PIK Interest 2.30%	$60,729	60,687	60,408
Fastly, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	December 2021	Interest rate PRIME + 4.25%, 1.50% Exit Fee	$6,667	6,563	6,563
First Insight, Inc. (15)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$7,500	7,368	7,375
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$2,776	2,776	2,785
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,500	1,500	1,498
Total Greenphire, Inc.					$4,276	4,276	4,283
Intent Media, Inc. (12)(17)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.125%, 2.00% Exit Fee	$12,200	12,210	12,147
Interactions Corporation (11)(19)	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,092	24,987
Postmates, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	19,666	19,666
RumbleON, Inc.	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 4.55% Exit Fee	$5,000	5,018	4,984
	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 2.95% Exit Fee	$5,000	4,941	4,941
Total RumbleON, Inc.					$10,000	9,959	9,925
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$41,841	42,139	42,075
	Internet Consumer & Business Services	Senior Secured	July 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,033	4,867	4,867
Total Snagajob.com, Inc.					$46,874	47,006	46,942
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,924	20,924	18,128
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,604	21,164	18,128
The Faction Group LLC (11)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$6,667	6,667	6,653
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$20,241	20,076	19,921
Xometry, Inc. (13)(17)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.09% Exit Fee	$11,000	10,997	10,995
Subtotal: 1-5 Years Maturity						303,885	300,093
Subtotal: Internet Consumer & Business Services (31.98%)*						309,371	305,579

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 3.12% Exit Fee	$15,315	$15,336	$15,453
Subtotal: 1-5 Years Maturity						15,336	15,453
Subtotal: Media/Content/Info (1.62%)*						15,336	15,453
Medical Devices & Equipment
Under 1 Year Maturity
Micell Technologies, Inc. (11)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$2,323	2,724	2,405
Subtotal: Under 1 Year Maturity						2,724	2,405
1-5 Years Maturity
Flowonix Medical, Inc. (11)(14)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, PIK Interest 0.5%, 7.95% Exit Fee	$15,007	14,673	14,673
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 5.95% Exit Fee	$17,500	17,504	17,417
Quanta Fluid Solutions (5)(10)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$5,806	6,324	6,344
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2020	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.58% Exit Fee	$7,688	7,656	7,577
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,143	18,013
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,151	11,071
Transenterix, Inc. (10)(11)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$30,000	29,972	29,852
Subtotal: 1-5 Years Maturity						105,423	104,947
Subtotal: Medical Devices & Equipment (11.24%)*						108,147	107,352
Software
Under 1 Year Maturity
Pollen, Inc. (15)	Software	Senior Secured	April 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 4.00% Exit Fee	$7,000	7,214	7,214
Subtotal: Under 1 Year Maturity						7,214	7,214

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
1-5 Years Maturity
Abrigo (p.k.a. Banker's Toolbox, Inc.) (13)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 7.88%	$39,701	$38,871	$38,617
Businessolver.com, Inc. (16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$52,913	51,958	51,417
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$2,550	2,551	2,550
Total Businessolver.com, Inc.					$55,463	54,509	53,967
Clarabridge, Inc. (12)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$42,300	41,843	41,921
Cloudian, Inc.	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	14,814	14,814
Couchbase, Inc. (15)(17)(19)	Software	Senior Secured	September 2021	Interest rate PRIME + 5.25% or Floor rate of 10.75%	$15,000	14,921	14,921
Credible Behavioral Health, Inc. (14)(17)	Software	Senior Secured	September 2021	Interest rate PRIME + 3.20% or Floor rate of 7.95%, PIK Interest 3.30%	$7,573	7,493	7,493
Dashlane, Inc. (14)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 9.25% Exit Fee	$10,067	10,107	10,137
DocuTAP, Inc. (17)	Software	Senior Secured	October 2023	Interest rate 3-month LIBOR + 8.00% or Floor rate of 8.00%	$14,000	13,609	13,609
Emma, Inc. (17)(18)	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 8.39% or Floor rate of 8.39%	$37,037	35,858	35,251
	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 8.18% or Floor rate of 8.18%	$6,000	5,827	5,826
Total Emma, Inc.					$43,037	41,685	41,077
Evernote Corporation (14)(15)(17)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,537	5,592
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,074	4,058	4,074
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,015	4,982	4,993
Total Evernote Corporation					$14,638	14,577	14,659
Fuze, Inc. (13)(14)(15)(16)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$51,129	51,284	51,943
Impact Radius Holdings, Inc. (11)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%, 1.75% Exit Fee	$10,191	10,271	10,237
	Software	Senior Secured	December 2020	Interest rate PRIME + 4.25% or Floor rate of 8.75%, PIK Interest 1.55%	$2,014	2,014	2,008
Total Impact Radius Holdings, Inc.					$12,205	12,285	12,245
Insurance Technologies Corporation (17)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.82% or Floor rate of 8.75%	$12,500	12,258	12,071
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$16,179	15,850	15,741
Lithium Technologies, Inc. (11)(16)(17)	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,785	11,659
	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,047	42,047
Total Lithium Technologies, Inc.					$55,000	53,832	53,706
Microsystems Holding Company, LLC (13)(19)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,854	11,842
Quid, Inc. (14)(15)	Software	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$8,494	8,632	8,619

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
RapidMiner, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,119	$7,018	$6,965
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,092	3,115	1,579
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,894	5,823
Signpost, Inc. (11)(14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 5.75% Exit Fee	$15,787	16,293	16,267
ThreatConnect, Inc. (14)(15)(19)	Software	Senior Secured	October 2022	Interest rate PRIME + 4.95% or Floor rate of 9.95%, PIK Interest 1.05%, 2.20% Exit Fee	$7,519	7,443	7,443
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$19,750	19,345	19,309
YouEarnedIt, Inc. (18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66%	$8,978	8,735	8,735
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,003	29,875
Subtotal: 1-5 Years Maturity						516,270	513,378
Subtotal: Software (54.49%)*						523,484	520,592
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(14)(19)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	10,151	10,151
	Sustainable and Renewable Technology	Senior Secured	February 2019	PIK Interest 10.00%	$649	650	650
	Sustainable and Renewable Technology	Senior Secured	February 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$603	603	603
Total Solar Spectrum LLC					$11,252	11,404	11,404
Subtotal: Under 1 Year Maturity						11,404	11,404
1-5 Years Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	13,362	13,330
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 8.50% Exit Fee	$11,909	11,908	11,874
Total FuelCell Energy, Inc.					$25,000	$25,270	$25,204
Impossible Foods, Inc. (12)(17)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$30,000	29,981	29,680
Metalysis Limited (5)(10)(11)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$7,254	7,400	7,360
Proterra, Inc. (11)(14)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,484	26,775	26,888
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,097	5,381	5,386
Total Proterra, Inc.					$30,581	32,156	32,274
Subtotal: 1-5 Years Maturity						94,807	94,518
Subtotal: Sustainable and Renewable Technology (11.09%)*						106,211	105,922
Total: Debt Investments (181.43%)*						1,752,945	1,733,492

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Equity Investments
Communications & Networking
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	$102	$14
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	1,229	4,847
Subtotal: Communications & Networking (0.51%)*					1,331	4,861
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	348
Subtotal: Diagnostic (0.04%)*					750	348
Diversified Financial Services
Gibraltar Business Capital, LLC. (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,688
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	23,402
Total Gibraltar Business Capital, LLC				11,432,752	28,006	25,090
Subtotal: Diversified Financial Services (2.63%)*					28,006	25,090
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	318
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	599
Edge Therapeutics, Inc. (4)	Drug Delivery	Equity	Common Stock	49,965	309	16
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	206
Subtotal: Drug Delivery (0.12%)*					3,638	1,139
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	3,112
Axovant Sciences Ltd. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	129,827	1,269	129
BridgeBio Pharma LLC (16)	Drug Discovery & Development	Equity	Preferred Series D	1,008,929	2,000	1,819
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	385
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	10
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,527
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	183
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	206
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	64
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	929
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	51,821	2,000	42
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	392
Rocket Pharmaceuticals, Ltd (p.k.a. Inotek Pharmaceuticals Corporation) (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	14
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	105,260	2,000	2,481
Subtotal: Drug Discovery & Development (1.18%)*					20,033	11,293
Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	24
Subtotal: Electronics & Computer Hardware (0.00%)*					34	24
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	385,000	6,081	15,431
Subtotal: Information Services (1.62%)*					6,081	15,431

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$44
Brigade Group, Inc. (p.k.a. Philotic, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	504
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	6,051
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	363
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	326
Total Lightspeed POS, Inc.				428,707	500	689
Lyft, Inc.	Internet Consumer & Business Services	Equity	Preferred Series F	91,648	4,819	4,819
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	4,854
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,565
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	595
Total OfferUp, Inc.				394,790	2,295	2,160
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	537
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	279
Total Oportun (p.k.a. Progress Financial)				306,153	500	816
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (2.09%)*					20,687	19,937
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	620,000	4,085	3,787
Subtotal: Media/Content/Info (0.40%)*					4,085	3,787
Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	10,119	266	310
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	27
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	198,202	—	677
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	729
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	691
Total Gelesis, Inc.				581,038	925	2,097
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	24
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	26
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	87
Total Medrobotics Corporation				374,703	905	137
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	393
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	111
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	3,524
	Medical Devices & Equipment	Equity	Preferred Series E	311,989	2,609	2,771
Total Optiscan Biomedical, Corp.				944,155	11,521	6,799
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	473
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	1,553
Subtotal: Medical Devices & Equipment (1.19%)*					16,644	11,396
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	87
Docker, Inc.	Software	Equity	Common Stock	200,000	4,284	4,284
Druva, Inc.	Software	Equity	Preferred Series 2	458,841	1,000	1,972
	Software	Equity	Preferred Series 3	93,620	300	433
Total Druva, Inc.				552,461	1,300	2,405
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	47
	Software	Equity	Preferred Series E	1,749,089	10,489	8,662
	Software	Equity	Preferred Series G	326,797	2,211	1,618
Total Palantir Technologies				2,085,421	12,747	10,327
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,226
WildTangent, Inc.	Software	Equity	Preferred Series 3	100,000	402	176
Subtotal: Software (2.15%)*					22,840	20,505

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$8
	Surgical Devices	Equity	Preferred Series C	656,538	282	25
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	79
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	125
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	117
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	167
Total Gynesonics, Inc.				9,595,178	1,941	521
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	356
	Surgical Devices	Equity	Preferred Series C	119,999	300	479
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,040
	Surgical Devices	Equity	Preferred Series F	100,200	500	401
Total Transmedics, Inc.				569,160	2,550	2,276
Subtotal: Surgical Devices (0.29%)*					4,491	2,797
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	192	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	40
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	449
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	380	61,502	3,115
Subtotal: Sustainable and Renewable Technology (0.38%)*					63,263	3,604
Total: Equity Investments (12.58%)*					$191,883	$120,212

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Warrant Investments
Biotechnology Tools
Labcyte, Inc.	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$1,114
Subtotal: Biotechnology Tools (0.12%)*					323	1,114
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	10
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	10
Consumer & Business Products
Gadget Guard (p.k.a Antenna79) (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	191
The Neat Company	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
WHOOP, INC.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	5
Subtotal: Consumer & Business Products (0.02%)*					841	196
Drug Delivery
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	6
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	525
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Edge Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	78,595	390	3
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	593	1,923
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	25,150	116	—
ZP Opco, Inc. (p.k.a. Zosano Pharma) (4)	Drug Delivery	Warrant	Common Stock	3,618	266	—
Subtotal: Drug Delivery (0.26%)*					2,455	2,457

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Drug Discovery & Development
Acacia Pharma Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	$304	$52
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	5
Auris Medical Holding, AG (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	15,672	249	—
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	48
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	8
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	132,069	545	289
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dare Biosciences, Inc. (p.k.a. Cerulean Pharma, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (p.k.a Neothetics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	15
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.) (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	403,136	431	40
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	40,545	626	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	78
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	502
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (p.k.a. Nanotherapeutics, Inc.) (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (4)(10)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	20
Savara Inc. (p.k.a. Mast Therapeutics, Inc.) (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	52
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	192
Stealth Bio Therapeutics Corp. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	216,666	158	55
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	106,916	863	1,268
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	468
X4 Pharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Preferred Series B	210,638	270	206
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	2
Subtotal: Drug Discovery & Development (0.35%)*					9,164	3,300
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	28
Subtotal: Electronics & Computer Hardware (0.00%)*					101	28
Healthcare Services, Other
Chromadex Corporation (4)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	102
Subtotal: Healthcare Services, Other (0.01%)*					157	102
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	144
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	378
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.05%)*					819	522

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	$73	$—
Art.com, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	311,005	66	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	13
ClearObject, Inc. (p.k.a. CloudOne, Inc.)	Internet Consumer & Business Services	Warrant	Preferred Series E	968,992	19	27
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	4,960	45	11
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	41
Fastly, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series F	152,195	71	72
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	56,938	70	55
Intent Media, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	168
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	401
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,101	1,877
Lightspeed POS, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	165
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	26
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	247
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	239
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	89
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	121
	Internet Consumer & Business Services	Warrant	Preferred Series B	173,076	8	7
Total Snagajob.com, Inc.				1,973,076	790	128
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	12
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	260
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	102,821	124	102
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	63
Subtotal: Internet Consumer & Business Services (0.42%)*					5,044	3,996
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	2,361
Napster (p.k.a. Rhapsody International, Inc.)	Media/Content/Info	Warrant	Common Stock	715,755	383	38
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	5
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	22
Subtotal: Media/Content/Info (0.25%)*					2,695	2,426
Medical Devices & Equipment
SINTX Technologies, Inc. (p.k.a. Amedica Corporation) (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	—
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series AA	300,000	401	367
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	351
Total Flowonix Medical Incorporated				881,131	713	351
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	158
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	508
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	25
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	90
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	573	178
Outset Medical, Inc. (p.k.a. Home Dialysis Plus, Inc.)	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	184
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	394
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	186
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	61	55
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	176
Subtotal: Medical Devices & Equipment (0.28%)*					5,096	2,672
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	354
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	543
Total Achronix Semiconductor Corporation				1,110,000	259	897
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	2
Subtotal: Semiconductors (0.09%)*					263	899

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$77
	Software	Warrant	Preferred Series F	31,673	343	90
Total Actifio, Inc.				105,257	592	167
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	257	25
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	539,818	167	5
	Software	Warrant	Preferred Series C	592,019	730	9
	Software	Warrant	Preferred Series C-A	2,218,214	231	133
Total Clickfox, Inc.				3,350,051	1,128	147
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	57
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	126
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	100
Fuze, Inc. (15)(16)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	712,323	109	49
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	499
Neos, Inc.	Software	Warrant	Common Stock	221,150	22	—
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	304	401
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	3
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	17
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	28
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	187
ThreatConnect, Inc. (15)	Software	Warrant	Preferred Series B	134,086	26	25
Wrike, Inc.	Software	Warrant	Common Stock	698,760	461	6,024
Subtotal: Software (0.82%)*					4,002	7,855
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	24
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	24
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	4
	Surgical Devices	Warrant	Preferred Series D	1,575,965	321	24
Total Gynesonics, Inc.				1,756,445	395	28
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series D	175,000	100	263
	Surgical Devices	Warrant	Preferred Series F	50,544	38	—
Total Transmedics, Inc.				225,544	138	263
Subtotal: Surgical Devices (0.03%)*					533	291

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	208
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Warrant	Common Stock	5,310	181	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 2-A	63	50	—
Total Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)				5,373	231	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	365
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	547	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	45
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	13
Total Kinestral Technologies, Inc.				456,883	218	58
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	138
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	13	8
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Sustainable and Renewable Technology	Warrant	Preferred Series 3-A	1,019,793	189	—
Subtotal: Sustainable and Renewable Technology (0.08%)*					2,924	777
Total: Warrant Investments (2.79%)*					35,696	26,669
Total Investments in Securities (196.81%)*					$1,980,524	$1,880,373

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.50% at December 31, 2018. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 2.39%, 2.52%, 2.80% and 3.01%, respectively, at December 31, 2018.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $39.6 million, $158.7 million and $119.1 million, respectively. The tax cost of investments is $2.0 billion.

(4)

Except for warrants in 37 publicly traded companies and common stock in 21 publicly traded companies, all investments are restricted at December 31, 2018 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at December 31, 2018, and is therefore considered non-income producing. Note that at December 31, 2018, only the $11.0 million PIK loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2018.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2018. Refer to Note 10.
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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Code. Effective January 1, 2006, the Company elected to be treated for tax purposes as a RIC under Subchapter M of the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the FASB Accounting Standards Codification, as amended (“ASC”).

HT II, HT III, and HT IV, are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

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

HT III holds approximately $307.5 million in assets which accounts for approximately 14.3% of the Company’s total assets, prior to consolidation at December 31, 2018.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status. These taxable subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. GAAP, and the portfolio investments held by these taxable subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

As of the date of this report, the only VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the 2027 Asset-Backed Notes (as defined herein). See “Note 4 – Borrowings.”

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2018, approximately 96.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Board of Directors are ultimately and solely, responsible for determining the fair value of the Company’s investments in good faith.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2018 and December 31, 2017.

The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning of the period, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2018, there were no transfers between Levels 1 or 2.

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,719,091	$—	$—	$1,719,091
Unsecured Debt	14,401	—	—	14,401
Preferred Stock	68,625	—	—	68,625
Common Stock	51,587	27,346	—	24,241
Warrants	26,669	—	3,996	22,673
Escrow Receivable	970	—	—	970
Total	$1,881,343	$27,346	$3,996	$1,850,001

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,415,984	$—	$—	$1,415,984
Preferred Stock	40,683	—	—	40,683
Common Stock	48,678	22,825	—	25,853
Warrants	36,869	—	5,664	31,205
Escrow Receivable	752	—	—	752
Total	$1,542,966	$22,825	$5,664	$1,514,477

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and  December 31, 2017.

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2018
Senior Debt	$1,415,984	$(14,066)	$4,947	$896,831	$—	$(584,605)	$—	$—	$1,719,091
Unsecured Debt	—	—	(328)	20,583	—	(5,671)	—	(183)	14,401
Preferred Stock	40,683	2,540	(11,068)	39,993	(3,706)	—	183	—	68,625
Common Stock	25,853	(3,299)	(7,583)	17,950	(301)	—	—	(8,379)	24,241
Warrants	31,205	(982)	(2,982)	2,050	(6,402)	—	—	(216)	22,673
Escrow Receivable	752	1	(143)	892	(532)	—	—	—	970
Total	$1,514,477	$(15,806)	$(17,157)	$978,299	$(10,941)	$(590,276)	$183	$(8,778)	$1,850,001

(in thousands)	Balance January 1, 2017	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2017
Senior Debt	$1,323,978	$(24,684)	$29,610	$776,648	$—	$(626,897)	$—	$(62,671)	$1,415,984
Preferred Stock	39,418	(7,531)	11,955	2,683	(468)	—	—	(5,374)	40,683
Common Stock	10,965	(487)	(49,462)	3,748	(1,582)	—	62,671	—	25,853
Warrants	24,246	727	8,450	5,449	(7,303)	—	—	(364)	31,205
Escrow Receivable	1,382	261	—	3,127	(4,018)	—	—	—	752
Total	$1,399,989	$(31,714)	$553	$791,655	$(13,371)	$(626,897)	$62,671	$(68,409)	$1,514,477

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2018 relate to the initial public offerings of DocuSign, Inc. and Tricida, Inc. and the conversion of our debt investment in Gynesonics, Inc. to preferred stock. Transfers into Level 3 for the year ended December 31, 2018 relate to the conversion of our debt investment in Gynesonics, Inc. to preferred stock.

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

For the year ended December 31, 2018, approximately $10.5 million and $10.9 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $14.5 million and $294,000 in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$25,039	Originated Within 4-6 Months	Origination Yield	10.50% - 12.47%	11.68%
	480,737	Market Comparable Companies	Hypothetical Market Yield	10.25% - 16.86%	13.33%
			Premium/(Discount)	(0.25%) - 0.50%
Technology	63,125	Originated Within 4-6 Months	Origination Yield	11.71% - 19.94%	13.02%
	618,141	Market Comparable Companies	Hypothetical Market Yield	10.73% - 16.13%	13.08%
			Premium/(Discount)	0.00% - 0.75%
	1,579	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	75,834	Market Comparable Companies	Hypothetical Market Yield	11.90% - 17.48%	13.47%
			Premium/(Discount)	(0.25%) - 0.25%
	5,556	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%
Medical Devices	14,673	Originated Within 4-6 Months	Origination Yield	15.15%	15.15%
	115,355	Market Comparable Companies	Hypothetical Market Yield	10.99% - 22.38%	13.77%
			Premium/(Discount)	0.00% - 0.75%
	2,405	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	123,589	Market Comparable Companies	Hypothetical Market Yield	9.74% - 17.25%	14.24%
			Premium/(Discount)	(0.25%) - 0.00%
	18,128	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 70.00%

		Debt Investments Where Fair Value Approximates Cost
	153,312	Debt Investments originated within 3 months
	36,019	Debt Investments Maturing in Less than One Year
	$1,733,492	Total Level Three Debt Investments

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

•	Medical Devices, above, is comprised of debt investments in the Drug Delivery, and Medical Devices & Equipment industries in the Consolidated Schedule of Investments.
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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$34,204	Market Comparable Companies	EBITDA Multiple (2)	6.3x - 14.7x	8.4x
			Revenue Multiple (2)	0.4x - 11.8x	3.9x
			Discount for Lack of Marketability (3)	12.53% - 22.68%	15.79%
			Average Industry Volatility (4)	40.19% - 88.21%	60.37%
			Risk-Free Interest Rate	2.61%	2.61%
			Estimated Time to Exit (in months)	10 - 14	12
	16,040	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(95.22%) - 12.81%	(3.45%)
			Average Industry Volatility (4)	34.1% - 100.56%	76.79%
			Risk-Free Interest Rate	1.00% - 2.84%	2.16%
			Estimated Time to Exit (in months)	10 - 43	16
	3,115	Liquidation	EBITDA Multiple (2)	11.3x	11.3x
			Revenue Multiple (2)	1.5x - 1.7x	1.6x
	39,507	Other (7)
Warrant Investments	11,267	Market Comparable Companies	EBITDA Multiple (2)	6.3x - 13.8x	9.3x
			Revenue Multiple (2)	0.2x - 7.7x	4.0x
			Discount for Lack of Marketability (3)	12.53% - 32.2%	17.14%
			Average Industry Volatility (4)	33.76% - 100.71%	63.71%
			Risk-Free Interest Rate	2.46% - 2.63%	2.59%
			Estimated Time to Exit (in months)	10 - 48	14
	4,243	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(69.28%) - 22.02%	(7.75%)
			Average Industry Volatility (4)	34.1% - 109.24%	74.15%
			Risk-Free Interest Rate	1.04% - 2.97%	2.27%
			Estimated Time to Exit (in months)	4 - 47	23
	7,163	Other (7)
Total Level Three Warrant and Equity Investments	$115,539

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

The Company applies a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark and assess market-based movements.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2018 there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2018, 2017, and 2016.

(in thousands)			Year Ended December 31, 2018
Portfolio Company	Type	Fair Value at December 31, 2018	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	39,491	1,508	5	(3,244)	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	1,781	(1,743)
Tectura Corporation	Control	18,128	1,883	—	(2,617)	335
Total Control Investments		$57,619	$3,391	$5	$(1,222)	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,977	$—	$—	$65	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	14,519	2,058	336	(8,285)	—
Stion Corporation	Affiliate	—	—	—	1,378	(1,378)
Total Affiliate Investments		$21,496	$2,058	$336	$(6,842)	$(2,058)
Total Control & Affiliate Investments		$79,115	$5,449	$341	$(8,064)	$(6,366)

(in thousands)			Year Ended December 31, 2017
Portfolio Company	Type	Fair Value at December 31, 2017	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$144	$11	$(2,254)	$(486)
HercGamma, Inc.	Control	—	—	—	—	(487)
SkyCross, Inc.	Control	—	—	—	17,294	(15,452)
Tectura Corporation	Control	19,219	1,827	—	(1,028)	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	140	—
Total Control Investments		$19,461	$1,971	$11	$14,152	$(16,476)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,291	$—	$—	$1,419	$—
Stion Corporation	Affiliate	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	25,004	799	43	(50,102)	—
Total Affiliate Investments		$31,295	$801	$43	$(48,683)	$—
Total Control & Affiliate Investments		$50,756	$2,772	$54	$(34,531)	$(16,476)

(in thousands)			Year Ended December 31, 2016
Portfolio Company	Type	Fair Value at December 31, 2016	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
SkyCross, Inc.	Control	$—	$—	$—	$(3,421)	$—
Achilles Technology Management Co II, Inc.	Control	4,700	78	6	(604)	—
Total Control Investments		$4,700	$78	$6	$(4,025)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$4,699	$12	$—	$(3,409)	$—
Stion Corporation	Affiliate	333	148	—	1,187	—
Total Affiliate Investments		$5,032	$160	$—	$(2,222)	$—
Total Control & Affiliate Investments		$9,732	$238	$6	$(6,247)	$—

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$716,505	38.1%	$880,115	57.1%
Senior Secured Debt	1,029,255	54.8%	572,738	37.1%
Unsecured Debt	14,401	0.8%	—	—
Preferred Stock	68,625	3.6%	40,683	2.6%
Common Stock	51,587	2.7%	48,678	3.2%
Total	$1,880,373	100.0%	$1,542,214	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2018 and December 31, 2017 is shown as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,668,027	88.8%	$1,404,235	91.1%
United Kingdom	89,016	4.7%	91,105	5.9%
Australia	35,190	1.9%	—	0.0%
Netherlands	35,854	1.9%	20,783	1.3%
Ireland	24,750	1.3%	—	0.0%
Cayman Islands	19,650	1.0%	14,954	1.0%
Sweden	5,556	0.3%	—	0.0%
Switzerland	1,471	0.1%	10,581	0.7%
Canada	859	0.0%	556	0.0%
Total	$1,880,373	100.0%	$1,542,214	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$548,952	29.2%	$360,123	23.4%
Drug Discovery & Development	539,977	28.7%	369,173	23.9%
Internet Consumer & Business Services	329,512	17.5%	154,909	10.0%
Medical Devices & Equipment	121,420	6.5%	94,595	6.1%
Sustainable and Renewable Technology	110,303	5.9%	118,432	7.7%
Healthcare Services, Other	60,142	3.2%	72,337	4.7%
Drug Delivery	40,519	2.2%	91,214	5.9%
Diversified Financial Services	39,491	2.1%	—	0.0%
Information Services	30,940	1.6%	24,618	1.6%
Media/Content/Info	21,666	1.2%	152,998	9.9%
Electronics & Computer Hardware	15,763	0.8%	9,982	0.6%
Biotechnology Tools	6,279	0.3%	5,604	0.4%
Consumer & Business Products	6,179	0.3%	19,792	1.3%
Communications & Networking	4,871	0.3%	6,649	0.4%
Surgical Devices	3,088	0.2%	13,161	0.9%
Semiconductors	899	0.0%	10,406	0.7%
Diagnostic	348	0.0%	720	0.1%
Specialty Pharmaceuticals	24	0.0%	37,501	2.4%
Total	$1,880,373	100.0%	$1,542,214	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2018 or December 31, 2017.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2018, approximately 85.3% of the Company’s debt investments were in a senior secured first lien position, with 48.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property and 28.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.1% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 6.9% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.8% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.9% were unsecured.

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

Other Assets

Other assets generally consist of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of December 31, 2018 and December 31, 2017 was approximately $972,000 and $752,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

At December 31, 2018, the Company had two debt investments on non-accrual with a cumulative investment cost of approximately $2.7 million and a fair value of zero. At December 31, 2017, the Company had five debt investments on non-accrual with a cumulative investment cost and fair value of approximately $14.8 million and $340,000, respectively. The decrease in the cumulative cost and fair value of debt investments on non-accrual between December 31, 2018 and December 31, 2017 is the result of the liquidation of two debt investments that were on non-accrual at December 31, 2017, which resulted in a realized loss of approximately $10.3 million, slightly offset by a loan repayment in full from one debt investment.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $36.3 million of unamortized fees at December 31, 2018, of which approximately $31.1 million was included as an offset to the cost basis of its current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2017, the Company had approximately $33.3 million of unamortized fees, of which approximately $29.3 million was included an offset to the cost basis of the Company’s current debt investments and approximately $4.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $7.9 million and $8.5 million in one-time fee income during the years ended December 31, 2018 and December 31, 2017, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2018, the Company had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of its current debt investments and approximately $2.3 million was deferred related to expired commitments. At December 31, 2017, the Company had approximately $27.5 million in exit fees receivable, of which approximately $23.9 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $3.6 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $9.4 million and $10.0 million in PIK income in the years ended December 31, 2018 and 2017, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2018 and December 31, 2017.

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received.

Stock Based Compensation

The Company has issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. Management follows the guidelines set forth under ASC Topic 718, to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

The Company intends to distribute 100% of our spillover earnings from ordinary income for the taxable year ended December 31, 2018 to our stockholders during 2019. The Company distributed 100% of our spillover earnings from ordinary income for our taxable year ended December 31, 2017 to our stockholders during 2018.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statement of Operations. The Company did not have other comprehensive income in 2018, 2017, or 2016. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the distribution payable is recorded on the ex-dividend date.

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During 2018, 2017, and 2016, the Company issued 159,560, 163,584, and 144,308 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule is effective on November 5, 2018. The Company has adopted these amendments as currently required and these are reflected in its consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

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

Based on market quotations on or around December 31, 2018, the 2022 Notes, 2027 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 0.976, 1.006 and 0.946 per dollar at par value, respectively. At December 31, 2018, the 2024 Notes, 2025 Notes, and 2033 Notes were trading on the NYSE for $25.28, $24.05 and $23.35 per unit at par value, respectively. The par value at underwriting for the 2024 Notes, 2025 Notes, and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $150.4 million, compared to the principal amount of $149.0 million as of December 31, 2018. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of December 31, 2018.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at December 31, 2018 and December 31, 2017:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$150,387	$—	$—	$150,387
2022 Notes	146,385	—	146,385	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,150	—	72,150	—
2033 Notes	37,360	—	37,360	—
2027 Asset-Backed Notes	201,188	—	201,188	—
2022 Convertible Notes	217,672	—	217,672	—
Union Facility	39,849	—	—	39,849
Wells Facility	13,107	—	—	13,107
Total	$962,543	$—	$759,200	$203,343

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$198,038	$—	$—	$198,038
2022 Notes	152,091	—	152,091	—
2024 Notes	188,061	—	188,061	—
2021 Asset-Backed Notes (2)	49,199	—	49,199	—
2022 Convertible Notes	236,470	—	236,470	—
Total	$823,859	$—	$625,821	$198,038

(1)	As of December 31, 2017, there were no borrowings outstanding on both the Well Facility and Union Facility.
(2)	The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.

4. Borrowings

Outstanding Borrowings

At December 31, 2018 and December 31, 2017, the Company had the following available and outstanding borrowings:

	December 31, 2018			December 31, 2017
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,655	$190,200	$190,200	$188,141
2022 Notes	150,000	150,000	147,990	150,000	150,000	147,572
2024 Notes	83,510	83,510	81,852	183,510	183,510	179,001
2025 Notes	75,000	75,000	72,590	—	—	—
2033 Notes	40,000	40,000	38,427	—	—	—
2021 Asset-Backed Notes (3)	—	—	—	49,153	49,153	48,650
2027 Asset-Backed Notes	200,000	200,000	197,265	—	—	—
2022 Convertible Notes	230,000	230,000	225,051	230,000	230,000	223,488
Wells Facility (4)	75,000	13,107	13,107	120,000	—	—
Union Bank Facility (4)	100,000	39,849	39,849	75,000	—	—
Total	$1,102,510	$980,466	$963,786	$997,863	$802,863	$786,852

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)

At December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million all of which were available in HT III. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. At December 31, 2017, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)	The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.
(4)

Availability subject to us meeting the borrowing base requirements. On July 31, 2018, the Wells Facility was reduced to $75.0 million as we fully repaid the pro-rata portion of outstanding balances of Alostar Bank of Commerce and Everbank Commercial Finance Inc. On May 25, 2018, the Company entered into an amendment to the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million. See “Note 4 – Borrowings”.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, as of December 31, 2018 and December 31, 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017
SBA Debentures	$1,345	$2,059
2022 Notes	1,379	1,633
2024 Notes	1,686	4,591
2025 Notes	2,410	—
2033 Notes	1,573	—
2021 Asset-Backed Notes (1)	—	503
2027 Asset-Backed Notes	2,735	—
2022 Convertible Notes	2,823	3,715
Wells Facility (2)	100	227
Union Bank Facility (2)	165	379
Total	$14,216	$13,107

(1)	The 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.
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

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2018, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2018. As of December 31, 2018, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2018, the Company held investments in HT III in 49 companies with a fair value of approximately $244.4 million, accounting for approximately 13.0%  of the Company’s total investment portfolio at December 31, 2018. HT III held approximately $307.5 million in assets and accounted for approximately 14.3% of the Company’s total assets prior to consolidation at December 31, 2018.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through the Company’s wholly-owned subsidiary HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT III is the Company’s wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2018 as a result of having sufficient capital as defined under the SBA regulations.

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

On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. The average amount of debentures outstanding for the year ended December 31, 2018 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$6,370	$6,969	$6,988
Amortization of debt issuance cost (loan fees)	714	640	671
Total interest expense and fees	$7,084	$7,609	$7,659
Cash paid for interest expense	$6,942	$6,942	$6,961

At December 31, 2018, with the Company’s net investment of $74.5 million, HT III has the capacity to issue $149.0 million of SBA-guaranteed debentures which is subject to SBA approval. The Company has issued $149.0 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2018 and 2017:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2018	December 31, 2017
March 25, 2009	March 1, 2019	5.53%	$—	$18,400
September 23, 2009	September 1, 2019	4.64%	—	3,400
September 22, 2010	September 1, 2020	3.62%	—	6,500
September 22, 2010	September 1, 2020	3.50%	10,000	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$190,200

(1)	Interest rate includes annual charge.

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

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$—	$1,159	$7,725
Amortization of debt issuance cost (loan fees)	—	1,546	639
Total interest expense and fees	$—	$2,705	$8,364
Cash paid for interest expense	$—	$1,911	$7,726

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to the Fourth Supplemental Indenture to the Base Indenture, dated October 23, 2017 (the “2022 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discounts and commissions of approximately $975,000, were approximately $1.8 million.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of December 31, 2018, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,379)	(1,633)
Original issue discount, net of accretion	(631)	(795)
Carrying value of 2022 Notes	$147,990	$147,572

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$6,938	$1,305	$—
Amortization of debt issuance cost (loan fees)	351	49	—
Accretion of original issue discount	165	31	—
Total interest expense and fees	$7,454	$1,385	$—
Cash paid for interest expense	$6,938	$—	$—

 2024 Notes

On July 14, 2014, the Company and U.S. Bank, N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between the Company and the 2024 Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount the 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes.

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

During the year ended December 31, 2018, the Company did not sell any notes under the debt distribution agreement. During the year ended December 31, 2017, the Company sold 225,457 notes for approximately $5.6 million in aggregate principal amount. As of December 31, 2018, approximately $136.4 million in aggregate principal amount remains available for issuance and sale under the debt distribution agreement.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends and other distributions as well as the purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act of 1934, as amended (the “Exchange Act”). The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2018, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

On October 24, 2017, the Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. On February 9, 2018, the Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes and notice for such redemption was provided. The Company redeemed this portion of the 2024 Notes on April 2, 2018. Further, on December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019. See “Note 14 – Subsequent Events.”

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Principal amount of debt	$83,510	$183,510
Unamortized debt issuance cost	(1,686)	(4,591)
Original issue premium, net of amortization	28	82
Carrying value of 2024 Notes	$81,852	$179,001

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$6,830	$15,610	$11,775
Amortization of debt issuance cost (loan fees)	2,905	3,050	686
Amortization of original issue premium	(54)	(56)	3
Total interest expense and fees	$9,681	$18,604	$12,464
Cash paid for interest expense	$7,858	$16,370	$10,873

2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of the 2025 Notes. The 2025 Notes were issued pursuant to the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.6 million.

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ.”

The 2025 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of December 31, 2018, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Principal amount of debt	$75,000	$—
Unamortized debt issuance cost	(2,410)	—
Carrying value of 2025 Notes	$72,590	$—

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$2,680	$—	$—
Amortization of debt issuance cost (loan fees)	221	—	—
Total interest expense and fees	$2,901	$—	$—
Cash paid for interest expense	$2,013	$—	$—

2033 Notes

On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of the 2033 Notes. The 2033 Notes were issued pursuant to the 2033 Notes Indenture. The sale of the 2033 Notes generated net proceeds of approximately $38.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $1.6 million.

The 2033 Notes will mature on October 30, 2033, unless previously repurchased in accordance with their terms. The 2033 Notes bear interest at a rate of 6.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2018 and trade on the NYSE under the symbol “HCXY.”

The 2033 Notes will be the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of December 31, 2018, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Principal amount of debt	$40,000	$—
Unamortized debt issuance cost	(1,573)	—
Carrying value of 2033 Notes	$38,427	$—

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$674	$—	$—
Amortization of debt issuance cost (loan fees)	25	—	—
Total interest expense and fees	$699	$—	$—
Cash paid for interest expense	$250	$—	$—

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes, which were rated A(sf) by KBRA. The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes is paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

In July 2018, changes in the payment schedule of obligors in the 2021 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2021 Asset-Backed Notes. Due to this event, the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018. At December 31, 2018, there is no outstanding principal balance for the 2021 Asset-Backed Notes. At December 31, 2017, the 2021 Asset-Backed Notes had an outstanding principal balance of $49.2 million.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$689	$2,830	$4,366
Amortization of debt issuance cost (loan fees)	503	731	1,071
Total interest expense and fees	$1,192	$3,561	$5,437
Cash paid for interest expense	$833	$3,036	$4,396

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018, there were no funds segregated as restricted cash related to the 2021 Asset-Backed Notes at December 31, 2018. There was approximately $3.7 million of restricted cash as of December 31, 2017.

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes. The 2027 Asset-Backed Notes were rated A(sf) by KBRA.

The 2027 Asset-Backed Notes were issued by the 2018 Securitization Issuer pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, the 2018 Trust Depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has a reinvestment period with a scheduled termination date of October 20, 2020 during which time principal collections may be reinvested into additional eligible loans. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

At December 31, 2018, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million. There is no outstanding principal balance for the 2027 Asset-Backed Notes at December 31, 2017.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$1,509	$—	$—
Amortization of debt issuance cost (loan fees)	44	—	—
Total interest expense and fees	$1,553	$—	$—
Cash paid for interest expense	$1,254	$—	$—

Under the terms of the 2027Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $11.6 million of restricted cash as of December 31, 2018. There were no funds segregated as restricted cash related to the 2027 Asset-Backed Notes as of December 31, 2017.

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

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense, fees and cash paid for interest expense for the 2016 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$—	$—	$352
Amortization of debt issuance cost (loan fees)	—	—	44
Accretion of original issue discount	—	—	82
Total interest expense and fees	$—	$—	$478
Cash paid for interest expense	$—	$—	$440

The estimated effective interest rate of the debt component of the 2016 Convertible Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the year ended December 31, 2016.

2022 Convertible Notes

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of the 2022 Convertible Notes, which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Convertible Notes generated net proceeds of approximately   $225.5 million, including $4.5 million of debt issuance costs.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2018, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(2,823)	(3,715)
Original issue discount, net of accretion	(2,126)	(2,797)
Carrying value of 2022 Convertible Notes	$225,051	$223,488

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$10,063	$9,392	$—
Amortization of debt issuance cost (loan fees)	892	781	—
Accretion of original issue discount	671	615	—
Total interest expense and fees	$11,626	$10,788	$—
Cash paid for interest expense	$10,062	$5,199	$—

As of December 31, 2018, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of December 31, 2018 and December 31, 2017, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly-owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

As of December 31, 2018, the maturity date of the Wells Facility was August 2, 2019, unless terminated sooner in accordance with its terms. On January 11, 2019, the Company entered into the Seventh Amendment to the Wells Facility, which extended the maturity date to January 12, 2023.

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

The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2018 and 2017, this non-use fee was approximately $397,000 and $604,000, respectively.

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

As of December 31, 2018, the minimum tangible net worth covenant has increased to $870.8 million as a result of the public offering of 18.2 million shares of common stock for total gross proceeds of approximately $242.8 million under the Prior Equity Distribution Agreement through February 2017, and the Equity Distribution Agreement for the issuance of 1.6 million shares for gross proceeds of $20.5 million during 2017, and the issuance of 12.0 million shares for gross proceeds of $148.7 million during the year ended December 31, 2018. See “Note 6 – Stockholder’s Equity.”

The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011 the Company paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, and subsequent amendments in December 2015 and July 2018, the Company paid an additional $750,000, $188,000, and $47,000 in structuring fees, respectively. These fees are being amortized through the end of the term of the Wells Facility.

The Company had aggregate draws of $188.5 million on the available facility during the year ended December 31, 2018 offset by repayments of $175.4 million. As of December 31, 2018, the Company has borrowings outstanding of $13.1 million on the facility. There were no borrowings outstanding on the facility at December 31, 2017.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$1,181	$2	$539
Amortization of debt issuance cost (loan fees)	178	324	492
Total interest expense and fees	$1,359	$326	$1,031
Cash paid for interest expense	$1,181	$41	$577

Union Bank Facility

On May 5, 2016, the Company, through a special purpose wholly owned subsidiary, Hercules Funding III LLC (“Hercules Funding III”), as borrower, entered into the Union Bank Facility with Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the Union Bank Facility prior to May 5, 2016 were incurred and relate to the Prior Union Bank Facility.

On July 18, 2016, the Company entered into the First Amendment to the Loan and Security Agreement, dated as of May 5, 2016 with Union Bank. The Amendment amends certain definitions relating to borrowings which accrue interest based on the London Interbank Offered Rate (“LIBOR Loans”) and (ii) the method(s) for calculating interest on and the paying of certain fees related to such LIBOR Loans.

The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at either (i) if such borrowing is a base rate loan, a base rate per annum equal to the federal funds rate plus 1.00%, LIBOR plus 1.00% or Union Bank’s prime rate, in each case, plus a margin of 1.25% or (ii) if such borrowing is a LIBOR loan, a rate per annum equal to LIBOR plus 3.25%, and the Union Bank Facility generally has an advance rate of 50% against eligible debt investments. The Union Bank Facility is secured by all of the assets of Hercules Funding III.

The Company paid a one-time $562,500 structuring fee in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period on a scale of 0.25% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the years ended December 31, 2018 and 2017, the Company incurred non-use fees under the Union Bank Facility and Prior Union Bank Facility of approximately $298,000 and $380,000, respectively.

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

On May 25, 2018, the Company entered into the Second Amendment to the Union Bank Facility with Union Bank, as the arranger and administrative agent, and the lenders party thereto from time to time. The amendment amends certain provisions of the Union Bank Facility to increase Union Bank’s commitments thereunder from $75.0 million to $100.0 million.

As of December 31, 2018, the minimum tangible net worth covenant increased to $914.1 million as a result of the public offering of 18.2 million shares of common stock for a total net proceeds of approximately $239.8 million under the Prior Equity Distribution Agreement through February 2017, and the Equity Distribution Agreement for the issuance of 1.6 million shares for net proceeds of $20.0 million during 2017, and the issuance of 12.0 million shares for net proceeds of $144.7 million during the year ended December 31, 2018. See “Note 6 – Stockholder’s Equity.”

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

In connection with the Union Bank Facility, the Company and Hercules Funding III also entered into the Sale Agreement, by and among Hercules Funding III, as borrower, the Company, as originator and servicer, and Union Bank, as agent. Under the Sale Agreement, the Company agrees to (i) sell or transfer certain loans to Hercules Funding III under the Union Bank Facility and (ii) act as servicer for the loans sold or transferred.

The Company had aggregate draws of $165.0 million on the available facility during the year ended December 31, 2018, offset by repayments of $125.2 million. As of December 31, 2018, the Company has borrowings outstanding of $39.8 million on the facility. There were no borrowings outstanding on the Facility at December 31, 2017.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest expense	$1,667	$—	$189
Amortization of debt issuance cost (loan fees)	338	388	356
Total interest expense and fees	$2,005	$388	$545
Cash paid for interest expense	$1,629	$80	$38

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

During the year ended December 31, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Undistributed net investment income (distributions in excess of investment income)	$3,675	$1,347
Accumulated realized gains	9,317	6,916
Additional paid-in capital	(12,992)	(8,263)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2018 was ordinary income in the amount of $114.2 million with no distributions made from long-term capital gain. The tax character of distributions paid for the year ended December 31, 2017 was ordinary income in the amount of $89.3 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $39.6 million and $32.5 million as of December 31, 2018 and 2017, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $158.7 million and $119.7 million as of December 31, 2018 and 2017, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $119.1 million and $87.2 million as December 31, 2018 and 2017, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $2.0 billion and $1.6 billion as of December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2018	2017
Accumulated Capital Gains	$3,200	$(4,435)
Other Temporary Differences	(6,875)	(563)
Undistributed Ordinary Income	30,669	23,010
Unrealized Depreciation	(119,853)	(85,631)
Components of Distributable Earnings	$(92,859)	$(67,619)

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

For the year ended December 31, 2018, the Company paid approximately $713,000 of income tax and had $345,000 accrued but unpaid income tax as of the balance sheet. For the year ended December 31, 2017, the Company paid approximately $1.1 million of income tax and had no accrued but unpaid tax expense as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2015- 2017 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2014-2017 state tax years for the Company remain subject to examination by the state taxing authorities.

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

During the year ended December 31, 2018, the Company sold 5.1 million shares of common stock for total accumulated net proceeds of approximately $63.3 million, including $1.5 of offering expenses under the Equity Distribution Agreement. During the year ended December 31, 2017, the Company sold 4.9 million shares of common stock, of which 3.3 million shares and 1.6 million were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. During the year ended December 31, 2017, the Company received total accumulated net proceeds of approximately $66.9 million, including $962,000 of offering expenses, from these sales, of which $46.9 million, including offering expenses of $532,000, was received under the Prior Equity Distribution Agreement and $20.0 million, including offering expenses of $430,000, was received under the Equity Distribution Agreement, respectively.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2018, approximately 5.3 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On June 14, 2018, the Company closed the June 2018 Equity Offering. The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

On December 17, 2018, the Company’s Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We expect that the share repurchase program will be in effect until June 18, 2019, or until the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2018, we repurchased 376,466 shares of our common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million. As of December 31, 2018, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

 The Company has issued stock options for common stock subject to future issuance, of which 481,032 and 590,525 were outstanding at December 31, 2018 and December 31, 2017, respectively.

7. Equity Incentive Plans

The Company and its stockholders authorized and adopted the 2004 Plan for purposes of attracting and retaining the services of its executive officers and key employees.

The Company and its stockholders have authorized and adopted the 2006 Plan for purposes of attracting and retaining the services of its Board of Directors. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.

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

During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 continue to vest on a monthly basis following their one-year anniversary over the succeeding 36 months. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 vests subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.

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

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel under its 2004 Equity Incentive Plan. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of December 31, 2018, there were 1.3 million Retention PSUs outstanding and the target amount of the Cash Awards was $3.0 million in the aggregate.

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

As of December 31, 2018, all of Retention PSUs and Cash Awards were unvested and there was approximately $15.2 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 3.34 years. As of December 31, 2018, there was approximately $554,000 of total compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan. Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless sooner terminated by the Board, the 2018 Equity Incentive Plan will terminate on the day before the tenth anniversary of the date the 2018 Equity Incentive Plan was initially adopted in 2018 by the Board. On May 13, 2018, the Board of Directors adopted the Director Plan. The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of the date the Director Plan was initially adopted in 2018 by the Board. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. For further information, please see our Proxy Statement filed with the SEC on May 29, 2018 in connection with our 2018 Annual Meeting of Stockholders.

Additionally, on May 29, 2018, the Company filed an exemptive application with the SEC and an amendment to the application on September 27, 2018, with respect to the 2018 Equity Incentive Plan and the Director Plan for an exemptive order from certain provisions of the 1940 Act. On January 30, 2019, the Company received approval from the SEC on its request for exemptive relief that permits it to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. The exemptive order also allows participants in the Director Plan and the 2018 Equity Incentive Plan to (i) elect to have the Company withhold shares of its common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and/or (ii) permit the holders of restricted stock to elect to have it withhold shares of its stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual would be able to make a cash payment at the time of option exercise or to pay taxes on restricted stock.

The following table summarizes the common stock options activities for each of the three periods ended December 31, 2018, 2017, and 2016:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2015	622,171	$14.25
Granted	230,000	$12.16
Exercised	(36,500)	$11.05
Forfeited	(82,895)	$13.41
Expired	(64,605)	$15.05
Shares Outstanding at December 31, 2016	668,171	$13.73
Granted	115,000	$14.24
Exercised	(29,921)	$11.31
Forfeited	(39,394)	$13.98
Expired	(123,331)	$15.36
Shares Outstanding at December 31, 2017	590,525	$13.60
Granted	114,000	$12.55
Exercised	(63,769)	$11.05
Forfeited	(53,438)	$13.27
Expired	(106,286)	$15.08
Shares Outstanding at December 31, 2018	481,032	$13.40
Shares Expected to Vest at December 31, 2018	157,516	$13.67

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2018, options for approximately 481,032 shares were outstanding at a weighted average exercise price of approximately $13.40 per share with weighted average of remaining contractual term of 4.79 years and an aggregate intrinsic value of $8,000. At December 31, 2018, options for approximately 323,516 shares were exercisable at a weighted average exercise price of approximately $13.67 per share with weighted average of remaining contractual term of 4.07 years and an aggregate intrinsic value of $7,500.

The Company determined that the fair value of options granted under the Plans during the years ended December 31, 2018, 2017, and 2016 was approximately $57,000, $79,000 and $837,000, respectively. During the years ended December 31, 2018, 2017, and 2016, approximately $54,000, $73,000 and $169,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2018, there was approximately $75,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.08 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2018, 2017, and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Expected Volatility	21.19%	23.07%	23.73%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	2.19% - 3.08%	1.57% - 2.20%	0.87% - 1.98%

In 2018, 2017, and 2016, the Company granted approximately 334,995, 10,111 and 555,547 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the Plans during the years ended December 31, 2018, 2017, and 2016 were approximately $4.4 million, $150,000 and $6.7 million. As of December 31, 2018, there was approximately $3.1 million of total unrecognized compensation cost related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.97 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for each of the three periods ended, December 31, 2018, 2017, and 2016:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2015	850,072	$13.59
Granted	555,547	$12.02
Vested	(569,118)	$13.58
Forfeited	(36,943)	$12.70
Unvested at December 31, 2016	799,558	$12.54
Granted	10,111	$14.83
Vested	(511,749)	$12.69
Forfeited	(36,675)	$11.91
Unvested at December 31, 2017	261,245	$12.43
Granted	334,995	$13.04
Vested	(212,285)	$12.47
Forfeited	(3,085)	$11.70
Unvested at December 31, 2018	380,870	$12.95

In 2018 and 2017, the Company granted approximately 411,689 and 600,461 shares, respectively, of restricted stock units pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the Plans during the years ended December 31, 2018 and 2017 were approximately $6.8 million and $13.0 million. As of December 31, 2018 there was approximately $6.2 million of total unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.61 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the year ended December 31, 2018 and 2017:

	Unvested Restricted Stock Units
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	600,461	$14.21
Distribution Equivalent Unit Granted	54,674	$13.02
Vested	—	$—
Forfeited	(60,813)	$13.40
Unvested at December 31, 2017	594,322	$12.99
Granted	411,689	$13.04
Distribution Equivalent Unit Granted	103,774	$—
Vested (1)	(362,630)	$14.21
Forfeited	(14,622)	$13.38
Unvested at December 31, 2018	732,533	$13.50

(1)

Pursuant to the December 29, 2016 amendment and restatement of the 2004 plan, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. As such, vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the years ended December 31, 2018, 2017, and 2016 the Company expensed approximately $8.2 million, $7.2 million and $7.0 million of compensation expense related to restricted stock awards and restricted stock units, respectively.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator
Net increase in net assets resulting from operations	$76,496	$78,998	$68,703
Less: Distributions declared-common and restricted shares	(114,728)	(103,087)	(92,333)
Undistributed earnings	(38,232)	(24,089)	(23,630)
Undistributed earnings-common shares	(38,232)	(24,089)	(23,630)
Add: Distributions declared-common shares	114,153	102,516	91,065
Numerator for basic and diluted change in net assets per common share	$75,921	$78,427	$67,435

Denominator
Basic weighted average common shares outstanding	90,929	82,519	73,753
Common shares issuable	128	121	22
Weighted average common shares outstanding assuming dilution	91,057	82,640	73,775

Change in net assets per common share
Basic	$0.83	$0.95	$0.91
Diluted	$0.83	$0.95	$0.91

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the years ended December 31, 2018 and 2017, the effect of the 2022 Convertible Notes under the treasury stock method were anti-dilutive and, accordingly, were excluded from the calculation of diluted earnings per share. The 2016 Convertible Notes were fully settled on or before their contractual maturity date of April 15, 2016, as such there was no potential additional dilutive effect for the year ended December 31, 2016.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the year ended December 31, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.2 million shares of 2022 Convertible Notes, 62,462 shares of unvested common stock options, no shares of unvested restricted stock units and 13,444 shares of unvested Retention PSUs. For the year ended December 31, 2017, the number of anti-dilutive shares consisted of 2.8 million shares of 2022 Convertible Notes, 46,831 shares of unvested common stock options, and no shares of unvested restricted stock units. For the year ended December 31, 2016, the number of anti-dilutive shares related to unvested common stock options was 676,133 shares.

At December 31, 2018 and 2017, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the five years ended December 31, 2018, 2017, 2016, 2015, and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per share data (1):
Net asset value at beginning of period	$9.96	$9.90	$9.94	$10.18	$10.51
Net investment income	1.20	1.17	1.36	1.06	1.16
Net realized gain (loss) on investments	(0.12)	(0.32)	0.06	0.07	0.32
Net unrealized appreciation (depreciation) on investments	(0.23)	0.11	(0.49)	(0.51)	(0.33)
Total from investment operations	0.85	0.96	0.93	0.62	1.15
Net increase (decrease) in net assets from capital share transactions (1)	0.23	0.26	0.18	0.26	(0.37)
Distributions of net investment income (6)	(1.26)	(1.07)	(1.14)	(1.04)	(1.27)
Distributions of capital gains (6)	—	(0.18)	(0.11)	(0.22)	—
Stock-based compensation expense included in investment income (2)	0.12	0.09	0.10	0.14	0.16
Net asset value at end of period	$9.90	$9.96	$9.90	$9.94	$10.18

Ratios and supplemental data:
Per share market value at end of period	$11.05	$13.12	$14.11	$12.19	$14.88
Total return (3)	(7.56%)	1.47%	26.87%	(9.70%)	(1.75%)
Shares outstanding at end of period	96,501	84,424	79,555	72,118	64,715
Weighted average number of common shares outstanding	90,929	82,519	73,753	69,479	61,862
Net assets at end of period	$955,444	$840,967	$787,944	$717,134	$658,864
Ratio of total expense to average net assets (4)	10.73%	11.37%	11.25%	11.55%	10.97%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.78%	11.61%	13.65%	10.15%	10.94%
Portfolio turnover rate (5)	38.76%	49.03%	36.22%	46.34%	56.15%
Weighted average debt outstanding	$826,931	$784,455	$635,365	$615,198	$535,127
Weighted average debt per common share	$9.09	$9.51	$8.61	$8.85	$8.65

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

(3)

The total return for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2018 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At December 31, 2018, the Company had approximately $139.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $55.5 million of non-binding term sheets outstanding at December 31, 2018. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2018, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Thumbtack, Inc.	$25,000
Couchbase, Inc.	20,000
Impossible Foods, Inc.	20,000
Postmates, Inc.	15,000
Businessolver.com, Inc.	9,563
DocuTAP, Inc.	6,000
Achronix Semiconductor Corporation	5,000
Clarabridge, Inc.	5,000
Evernote Corporation	5,000
PH Group Holdings	5,000
Xometry, Inc.	4,000
Lithium Technologies, Inc.	3,623
Fastly, Inc.	3,333
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Convercent, Inc.	2,500
Credible Behavioral Health, Inc.	2,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$138,982

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense amounted to approximately $2.1 million, $1.8 million and $1.7 million, during the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s contractual obligations as of December 31, 2018 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)(5)	$980,466	$96,617	$103,599	$465,250	$315,000
Operating Lease Obligations (4)	15,915	3,217	5,766	5,420	1,512
Total	$996,381	$99,834	$109,365	$470,670	$316,512

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $83.5 million of the 2024 Notes, 75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $230.0 million of the 2022 Convertible Notes, $200.0 million of the 2027 Asset-Backed Notes, $13.1 million under the Wells Facility, and $39.8 million under the Union Credit Facility as of December 31, 2018.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses.
(5)	Reflects announced redemption of a portion of the 2024 Notes in December 2018. See “Note 14– Subsequent Events.”

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

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the drug discovery & development, software, internet consumer & business services, media/content/info, sustainable and renewable technology, medical devices & equipment, drug delivery, healthcare services, specialty pharmaceuticals, information services, consumer & business products, surgical devices, semiconductors, electronics & computer hardware, communications & networking, biotechnology tools, diversified financial services and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the years ended December 31, 2018 and December 31, 2017, the Company’s ten largest portfolio companies represented approximately 28.2% and 34.6% of the total fair value of the Company’s investments in portfolio companies, respectively. At both December 31, 2018 and December 31, 2017, the Company had seven portfolio companies that represented 5% or more of the Company’s net assets. At December 31, 2018, the Company had five equity investments representing approximately 53.0% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2017, the Company had nine equity investments which represented approximately 67.1% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2018. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$48,700	$49,562	$52,602	$56,889
Net investment income	26,063	22,774	29,302	30,590
Net increase (decrease) in net assets resulting from operations	5,946	52,060	35,629	(17,139)
Change in net assets resulting from operations per common share (basic)	$0.07	$0.59	$0.37	$(0.18)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$46,365	$48,452	$45,865	$50,198
Net investment income	22,678	25,275	23,973	24,518
Net increase (decrease) in net assets resulting from operations	(5,588)	33,149	33,072	18,365
Change in net assets resulting from operations per common share (basic)	$(0.07)	$0.40	$0.40	$0.22

14. Subsequent Events

Distribution Declaration

On February 13, 2019 the Company’s Board of Directors declared a cash distribution of $0.31 per share to be paid on March 11, 2019 to shareholders of record as of March 4, 2019. This distribution represents the Company’s fifty-fourth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $15.28 per share.

Restricted Stock Unit Grants

On January 31, 2019, the Company granted 922,494 restricted stock units pursuant to the amended 2004 Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2018 and as of February 15, 2019, the Company did not sell any shares of common under the Equity Distribution Agreement with JMP. As of February 15, 2019 approximately 5.3 million shares remain available for issuance and sale under the equity distribution agreement.

Share Repurchase Program

Subsequent to December 31, 2018 and as of February 15, 2019, the Company did not repurchase any shares of its common stock. As of February 15, 2019, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

Redemption of 2024 Notes

On December 7, 2018, the Company’s Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

Wells Fargo Facility

On January 11, 2019, the Company entered into the Seventh Amendment to the Wells Facility. Among others, the Amendment amends certain key provisions of the Wells Facility to increase Wells Fargo Capital Finance’s commitments thereunder from $75.0 million to $125.0 million, reduces the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00%, and extends the maturity date to January 2023.

Union Bank Facility

On February 20, 2019, the Company, through a special purpose wholly-owned subsidiary, Hercules Funding IV LLC, as borrower, entered into the 2019 Union Bank Credit Facility with Union Bank, as the arranger and administrative agent, and the lenders party thereto from time to time. Under the 2019 Union Bank Credit Facility, the lenders have made commitments of $200.0 million and the facility contains an uncommitted accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million. Borrowings under the 2019 Union Bank Credit Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.70%, and the facility will generally have an advance rate of 55% against eligible debt investments. The 2019 Union Bank Credit Facility matures on February 20, 2022, plus a 12-month amortization period, unless sooner terminated in accordance with its terms.

Election of Directors

On January 11, 2019, the Board of Directors elected Carol L. Foster as a director of the Company. Ms. Foster will be entitled to the applicable annual retainer and restricted stock awards pursuant to the Company’s director compensation arrangements. Ms. Foster will also be entitled to enter into an indemnification agreement with the Company. Ms. Foster will hold office as a Class I director for a term expiring in 2020 and does not currently serve on any committees of the Company.

On February 4, 2019, the Board of Directors elected Gayle Crowell as our director. Ms. Crowell will be entitled to the applicable annual retainer and restricted stock awards pursuant to our director compensation arrangements. Ms. Crowell will also be entitled to enter into an indemnification agreement with us. Ms. Crowell will hold office as a Class II director for a term expiring in 2021 and does not currently serve on any committees.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250,000,000 in aggregate principal amount of the 2028 Asset-Backed Notes, which were rated A(sf) KBRA. The Notes were issued by the 2019 Securitization Issuer pursuant to an indenture, dated as of January 22, 2019, by and between U.S. Bank National Association, as indenture trustee, and the 2019 Securitization Issuer, were offered pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, the 2019 Trust Depositor, the 2019 Securitization Issuer, Guggenheim Securities, LLC, as Initial Purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC, as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The outstanding principal balance of the pool of loans as of December 31, 2018 was approximately $357,179,128. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

Portfolio Company Developments

As of February 15, 2019, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Four companies filed confidentially under the JOBS Act and one company filed a preliminary prospectus in connection with a proposed public offering on the Toronto Stock Exchange (TSX). There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2018, the Company’s portfolio companies announced or completed the following events:

1.

In December 2018, the Company’s portfolio company, Art.com, Inc., one of the largest online sellers of art and wall décor globally, entered into a definitive agreement to be acquired by Walmart (NYSE: WMT), a multinational retail corporation that operates a chain of hypermarket, discount department stores and grocery stores. The deal was completed in February 2019. Terms of the acquisition were not disclosed.

2.

In January 2018, the Company’s portfolio company, Labcyte, Inc., a global biotechnology tools company developing acoustic liquid handling, was acquired by Beckman Coulter Life Sciences, a developer and manufacturer of products that simplify, automate and innovate complex biomedical testing. Labcyte will transition into Beckman Coulter Life Sciences under the larger Danaher Life Sciences platform of companies. Terms of the acquisition were not disclosed.

3.

In February 2019, the Company’s portfolio company Stealth Bio Therapeutics Corp., (NASDAQ: MITO), a clinical-stage biopharmaceutical company developing therapeutics to treat mitochondrial dysfunction, completed its IPO offering 6.5 million American Depositary Shares, at an initial public offering price of $12.00 per ADS.

4.

In February 2019, the Company’s portfolio company Avedro, Inc. (NASDAQ: AVDR), a leading commercial-stage ophthalmic medical technology company focused on treating corneal ectatic disorders and improving vision to reduce dependency on eyeglasses or contact lenses, completed its IPO offering 5.0 million shares at an initial public offering price of $14.00 per share

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2018

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

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders, or the 2019 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2019 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2019 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2019 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2019 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of Hercules Capital, Inc. (formerly Hercules Technology Growth Capital, Inc.; the “Company” or the “Registrant”) are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017	98
	Consolidated Statements of Operations for the three years ended December 31, 2018	100
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2018	101
	Consolidated Statements of Cash Flows for the three years ended December 31, 2018	102
	Consolidated Schedule of Investments as of December 31, 2018	104
	Consolidated Schedule of Investments as of December 31, 2017	119
	Notes to Consolidated Financial Statements	134

2.	The following financial statement schedule is filed herewith:
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2018	178

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2018

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	December 31,
		Credited to	Realized	2017	Gross	Gross	Appreciation/	2018
Portfolio Company	Investment(1)	Income(2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Achilles Technology Management Co II, Inc.	Common Stock	$—	$(2,900)	$242	$—	$(3,100)	$2,858	$—
Gibraltar Business Capital, LLC (8)	Unsecured Debt	1,508	—	—	14,729	—	(328)	14,401
	Preferred Stock	—	—	—	26,122	—	(2,720)	23,402
	Common Stock	—	—	—	1,884	—	(196)	1,688
Total Majority Owned Control Investments		$1,508	$(2,900)	$242	$42,735	$(3,100)	$(386)	$39,491
Other Control Investments
Second Time Around (Simplify Holdings, LLC) (7)	Senior Debt	$—	$(1,743)	$—	$—	$(1,781)	$1,781	$—
Tectura Corporation (5)	Senior Debt	1,883	335	19,219	961	(335)	(1,717)	18,128
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	900	—	(900)	—
Total Other Control Investments		$1,883	$(1,408)	$19,219	$1,861	$(2,116)	$(836)	$18,128
Total Control Investments		$3,391	$(4,308)	$19,461	$44,596	$(5,216)	$(1,222)	$57,619

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$(680)	$86	$—	$(680)	$772	$178
	Preferred Stock	—	—	6,205	1,301	—	(707)	6,799
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	2,058	—	13,604	1,800	(4,000)	—	11,404
	Common Stock	—	—	11,400	—	—	(8,285)	3,115
Stion Corporation	Preferred Warrants	—	(1,378)	—	—	(1,378)	1,378	—
Total Affiliate Investments		$2,058	$(2,058)	$31,295	$3,101	$(6,058)	$(6,842)	$21,496
Total Control and Affiliate Investments		$5,449	$(6,366)	$50,756	$47,697	$(11,274)	$(8,064)	$79,115

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2018

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,729	$14,401
	Diversified Financial Services	Preferred Stock			10,602,752	26,122	23,402
	Diversified Financial Services	Common Stock			830,000	1,884	1,688
Total Gibraltar Business Capital, LLC						$42,735	$39,491
Total Majority Owned Control Investments (4.13%)*						$42,735	$39,491
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$20,924	$20,924	$18,128
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,064	$18,128
Total Other Control Investments (1.90%)*						$22,064	$18,128
Total Control Investments (6.03%)*						$64,799	$57,619
Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$393
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	111
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	3,524
	Medical Devices & Equipment	Preferred Series E Equity			311,989	2,609	2,771
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	573	178
Total Optiscan BioMedical, Corp.						$12,094	$6,977
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	$10,151	$10,151
	Sustainable and Renewable Technology	Senior Secured Debt	February 2019	PIK Interest 10.00%	$649	650	650
	Sustainable and Renewable Technology	Senior Secured Debt	February 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$603	603	603
	Sustainable and Renewable Technology	Common Stock			380	61,502	3,115
	Sustainable and Renewable Technology	Common Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$72,906	$14,519
Total Affiliate Investments (2.25%)*						$85,000	$21,496
Total Control and Affliate Investments (8.28%)*						$149,799	$79,115

*     Value as a percent of net assets

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(3)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Articles of Amendment, dated April 3, 2015.(43)

3(e)	Articles of Amendment, dated February 23, 2016.(49)

3(f)	Amended and Restated Bylaws.(49)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (60)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of 6.00% Convertible Senior Note due 2016, dated as of April 15, 2011 (included as part of Exhibit 4(d)).(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

4(r)	Form of 6.25% Note due 2024, dated as of May 2, 2016 (Additional July 2024 Note).(52)

4(s)	Form of 6.25% Note due 2024, dated as of June 27, 2016 (Additional July 2024 Note).(53)

4(t)	Form of 6.25% Note due 2024, dated as of July 5, 2016 (Additional July 2024 Note).(54)

4(u)	Form of 6.25% Note due 2024, dated as of October 11, 2016 (Additional July 2024 Note).(56)

4(v)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank National Association, as Trustee.(57)

Exhibit Number	Description
4(w)	Form of 4.375% Convertible Senior Note Due 2022, dated as of January 25, 2017 (included as part of Exhibit 4(v)).(57)

4(x)	Statement of Eligibility of Trustee on Form T-1.(62)

4(y)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank National Association.(63)

4(z)	Form of 4.625% Note due 2022, dated as of October 23, 2017 (included as part of Exhibit 4(y)).(63)

4(aa)	Fifth Supplemental Indenture, dated as of April 26, 2018, between the Registrant and U.S. Bank National Association.(66)

4(bb)	Form of 5.25% Note due 2025, dated as of April 23, 2018 (included as part of Exhibit 4(aa)).(66)

4(cc)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(69)

4(dd)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(cc)).(69)

4(ee)	Indenture, dated as of November 1, 2018, between Hercules Capital Funding Trust 2018-1, as Issuer, and U.S. Bank National Association, as Trustee.(71)

4(ff)	Amended and Restated Trust Agreement, dated as of November 1, 2018, between Hercules Capital Funding 2018-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(71)

4(gg)	Indenture, dated as of January 22, 2019, between Hercules Capital Funding Trust 2019-1, as Issuer, and U.S. Bank National Association, as Trustee.(73)

4(hh)	Amended and Restated Trust Agreement, dated as of January 22, 2019, between Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(73)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(3)

10(c)	First Amendment to Credit Agreement and Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)

Second Amendment to Credit Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding I LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

10(f)

Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of August 1, 2005.(2)

10(g)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(h)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(10)

10(i)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(j)	Form of Custodian Agreement between the Company and Union Bank of California, N.A..(3)

10(k)	Form of Restricted Stock Unit Award Agreement.(10)

10(l)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(m)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(3)

Exhibit Number	Description
10(n)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(3)

10(o)	Form of Transfer Agency and Registrar Services Agreement between the Company and American Stock Transfer & Trust Company.(3)
10(p)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(q)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(3)

10(r)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(s)

Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc., and Citigroup Global Markets Realty Corp., dated as of July 28, 2006.(5)

10(t)

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

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Realty Corp., and Deutsche Bank AG, New York Branch, dated as of May 2, 2007.(14)

10(w)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(x)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)
10(y)

First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets Realty Corp., dated as of May 7, 2008.(16)

10(z)

Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Realty Corp., and Deutsche Bank AG, New York Branch, dated as of May 7, 2008.(16)

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

10(mm)	Intercreditor and Lien Subordination Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(nn)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(oo)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(pp)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)
10(qq)

Sale and Servicing Agreement by and among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

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

Administration Agreement between Hercules Capital Funding Trust 2012-1, Hercules Technology Growth Capital, Inc., Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(uu)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(vv)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of January 31, 2014.(37)

10(ww)

Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), dated as of July 8, 2014.(38)

10(xx)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of August 14, 2014.(41)

10(yy)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

10(zz)	Form of Amended and Restated Indemnification Agreement.(59)

10(aaa)	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.(44)

10(bbb)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

Exhibit Number	Description
10(ccc)

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(45)

10(ddd)	First Amendment and Waiver to Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of November 3, 2015.(47)

10(eee)

First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(48)

10(fff)

Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of March 8, 2016. (58)

10(ggg)

Third Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 7, 2016.(50)

10(hhh)

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2017, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(61)

10(iii)

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 31, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(70)

10(jjj)

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(70)

10(kkk)

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 11, 2019, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(72)

10(lll)

Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(51)

10(mmm)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(51)
10(nnn)

First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(55)

10(ooo)

Second Amendment to the Loan and Security Agreement, dated as of May 25, 2018, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(68)

10(ppp)	Form of Performance Restricted Stock Unit Award Agreement.(10)

10(qqq)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Manuel A. Henriquez.(64)

10(rrr)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Mark R. Harris.(64)

10(sss)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(64)

10(ttt)

Asset Purchase Agreement, dated as of November 1, 2017 by and between Ares Capital Corporation, a Maryland corporation and, together with each Seller Designee permitted pursuant to the Agreement, and Bearcub Acquisitions LLC, a Delaware limited liability company.(65)

10(uuu)	Separation Agreement, dated as of November 2, 2017, by and between Hercules Capital, Inc. and Mark Harris.(8)

Exhibit Number	Description
10(vvv)	Form of Retention Performance Stock Unit Award Agreement.(67)
10(www)	Form of Cash Retention Bonus Award Agreement.(67)

10(xxx)

Sale and Servicing Agreement, dated as of November 1, 2018, by and among Hercules Capital Funding Trust 2018-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2018-1 LLC, as Trust Depositor, and U.S. Bank National Association, as Trustee, Backup Servicer, Custodian and Paying Agent.(71)

10(yyy)	Sale and Contribution Agreement, dated as of November 1, 2018, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2018-1 LLC, as Trust Depositor.(71)

10(zzz)

Note Purchase Agreement, dated as of October 25, 2018, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2018-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2018-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser.(71)

10(aaaa)

Administration Agreement, dated November 1, 2018, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2018-1, as Issuer, Wilmington Trust, National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee.(71)

10(bbbb)

Sale and Servicing Agreement, dated as of January 22, 2019, by and among Hercules Capital Funding Trust 2019-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and U.S. Bank National Association, as Trustee, Backup Servicer, Custodian and Paying Agent.(73)

10(cccc)	Sale and Contribution Agreement, dated as of January 22, 2019, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2019-1 LLC, as Trust Depositor.(73)

10(dddd)

Note Purchase Agreement, dated as of January 14, 2019, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2019-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser.(73)

10(eeee)

Administration Agreement, dated January 22, 2019, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2019-1, as Issuer, Wilmington Trust, National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee.(73)

10(ffff)	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(74)

10(gggg)	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(74)

10(hhhh)	Form of Restricted Stock Unit Award Agreement.(74)

10(iiii)	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(74)

10(jjjj)	Form of Restricted Stock Award Agreement (Director Plan).(74)

10(kkkk)	Form of Nonstatutory Stock Option Award Agreement.(74)

10(llll)	Form of Incentive Stock Option Award Agreement.(74)

10(mmmm)

Loan and Security Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(75)

10(nnnn)

Sale and Servicing Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(75)

14.1*	Code of Ethics.
14.2	Code of Business Conduct and Ethics.(46)

21.1*	List of Subsidiaries.

Exhibit Number	Description
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 3, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 4, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.

(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 19, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 20, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
(43)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(44)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 7, 2015.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 13, 2015.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 13, 2015.
(48)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(52)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(53)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(54)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(55)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(56)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(57)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(58)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(59)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(60)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 25, 2016.
(61)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(62)	Previously filed as part of the Pre-Effective Amendment No. 2, as filed on September 5, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(63)	Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(64)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(65)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(66)	Previously filed as part of Post-Effective Amendment No. 4, as filed on April 26, 2018 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(67)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(68)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.
(69)	Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.
(70)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 1, 2018.
(71)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2018.
(72)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 17, 2019.
(73)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 22, 2019.
(74)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 31, 2019.
(75)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 21, 2019.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 21, 2019	By:	/S/ Manuel A. Henriquez
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 21, 2019.

Signature	Title	Date

/S/ Manuel A. Henriquez	Chairman of the Board, President and Chief	February 21, 2019
Manuel A. Henriquez	Executive Officer (Principal Executive Officer)

/S/ David Lund	Interim Chief Financial Officer, and	February 21, 2019
David Lund	Interim Chief Accounting Officer

/S/ Robert P. Badavas	Director	February 21, 2019
Robert P. Badavas

/S/ Thomas Fallon	Director	February 21, 2019
Thomas Fallon

/S/ Joseph F. Hoffman	Director	February 21, 2019
Joseph F. Hoffman

/S/ Brad Koenig	Director	February 21, 2019
Brad Koenig

/S/ Jorge Titinger	Director	February 21, 2019
Jorge Titinger

/S/ Doreen Woo Ho	Director	February 21, 2019
Doreen Woo Ho
	Director	February 21, 2019
Carol L. Foster

/S/ Gayle Crowell	Director	February 21, 2019
Gayle Crowell