Form 10-Q
period 2019-03-31
Hercules Capital, Inc.
filed 2019-05-02
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00702

HERCULES CAPITAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	74-3113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
400 Hamilton Ave., Suite 310 Palo Alto, California (Address of Principal Executive Offices)	94301 (Zip Code)

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share	HTGC	New York Stock Exchange
5.25% Notes due 2025	HCXZ	New York Stock Exchange
6.25% Notes due 2033	HCXY	New York Stock Exchange

On April 29, 2019, there were 97,208,899 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,000,508 and $1,830,725, respectively)	$2,003,062	$1,801,258
Control investments (cost of $64,968 and $64,799, respectively)	54,913	57,619
Affiliate investments (cost of $87,787 and $85,000, respectively)	23,067	21,496
Total investments in securities, at value (cost of $2,153,263 and $1,980,524, respectively)	2,081,042	1,880,373
Cash and cash equivalents	16,465	34,212
Restricted cash	10,149	11,645
Interest receivable	18,366	16,959
Right of use asset (1)	8,856	—
Other assets	3,753	2,002
Total assets	$2,138,631	$1,945,191

Liabilities
Accounts payable and accrued liabilities	$18,256	$25,961
Operating lease liability (1)	8,856	—
SBA Debentures, net (principal of $149,000 and $149,000, respectively)	147,783	147,655
2022 Notes, net (principal of $150,000 and $150,000, respectively) (2)	148,121	147,990
2024 Notes, net (principal of $0 and $83,510, respectively) (2)	—	81,852
2025 Notes, net (principal of $75,000 and $75,000, respectively) (2)	72,685	72,590
2033 Notes, net (principal of $40,000 and $40,000, respectively) (2)	38,420	38,427
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (2)	197,102	197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (2)	247,352	—
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (2)	225,441	225,051
Credit Facilities	44,266	52,956
Total liabilities	$1,148,282	$989,747

Net assets consist of:
Common stock, par value	96	96
Capital in excess of par value	1,051,427	1,052,269
Total distributable earnings (loss) (3)	(61,174)	(92,859)
Treasury Stock, at cost, no shares as of March 31, 2019 and 376,466 shares as of December 31, 2018	—	(4,062)
Total net assets	$990,349	$955,444
Total liabilities and net assets	$2,138,631	$1,945,191

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	96,543	96,501
Net asset value per share	$10.26	$9.90

(1)	See “Note 2 – Summary of Significant Accounting Policies” for a description of Right of use asset and Operating lease liability.
(2)

The Company’s SBA debentures, 2022 Notes, 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(3)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see Note 4), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statement of Assets and Liabilities above.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Restricted Cash	$10,149	$11,645
2027 Asset-Backed Notes, investments in securities, at value (cost of $290,242 and $279,373, respectively)	289,556	277,781
2028 Asset-Backed Notes, investments in securities, at value (cost of $356,677 and $0, respectively)	357,416	—
Total assets	$657,121	$289,426

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,102	$197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (1)	247,352	—
Total liabilities	$444,454	$197,265

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Investment income:
Interest income
Non-control/Non-affiliate investments	$53,941	$41,834
Control investments	1,024	586
Affiliate investments	508	561
Total interest income	55,473	42,981
Fee income
Commitment, facility and loan fee income:
Non-control/Non-affiliate investments	2,450	2,440
Control investments	4	—
Affiliate investments	88	108
Total commitment, facility and loan fee income	2,542	2,548
One-time fee income:
Non-control/Non-affiliate investments	780	3,171
Total one-time fee income	780	3,171
Total fee income	3,322	5,719
Total investment income	58,795	48,700
Operating expenses:
Interest	12,555	9,386
Loan fees	3,009	1,175
General and administrative	4,153	4,009
Employee compensation:
Compensation and benefits	6,623	5,758
Stock-based compensation	3,422	2,309
Total employee compensation	10,045	8,067
Total operating expenses	29,762	22,637
Net investment income	29,033	26,063
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	4,555	(3,512)
Control investments	—	(1,408)
Total net realized gain (loss) on investments	4,555	(4,920)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	32,091	(14,340)
Control investments	(2,875)	(620)
Affiliate investments	(1,219)	(237)
Total net unrealized appreciation (depreciation) on investments	27,997	(15,197)
Total net realized and unrealized gain (loss)	32,552	(20,117)
Net increase (decrease) in net assets resulting from operations	$61,585	$5,946

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.31
Change in net assets resulting from operations per common share:
Basic	$0.64	$0.07
Diluted	$0.64	$0.07
Weighted average shares outstanding
Basic	96,218	84,596
Diluted	96,508	84,666
Distributions paid per common share:
Basic	$0.31	$0.31

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
	Shares	Par Value	of par value	(loss)(2)	Stock	Assets
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$—	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	5,946	—	5,946
Public offering, net of offering expenses	478	—	5,952	—	—	5,952
Issuance of common stock due to stock option exercises	38	—	432	—	—	432
Retired shares from net issuance	(36)	—	(446)	—	—	(446)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—
Retired shares for restricted stock vesting	(36)	—	(446)	—	—	(446)
Distributions reinvested in common stock	35	—	426	—	—	426
Distributions	—	—	—	(26,419)	—	(26,419)
Stock-based compensation (1)	—	—	2,319	—	—	2,319
Balance at March 31, 2018	85,239	$85	$916,738	$(88,092)	$—	$828,731

Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	61,585	—	61,585
Public offering, net of offering expenses	—	—	(21)	—	—	(21)
Issuance of common stock due to stock option exercises	13	—	154	—	—	154
Retired shares from net issuance	(11)	—	(159)	—	—	(159)
Issuance of common stock under restricted stock plan	48	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(55)	—	(691)	—	—	(691)
Distributions reinvested in common stock	47	—	632	—	—	632
Distributions	—	—	—	(29,900)	—	(29,900)
Stock-based compensation (1)	—	—	3,305	—	—	3,305
Balance at March 31, 2019	96,543	$96	$1,051,427	$(61,174)	$—	$990,349

(1)	Stock-based compensation includes $7 and $10 of restricted stock and option expense related to director compensation for the three months ended March 31, 2019 and 2018, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$61,585	$5,946
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(239,702)	(236,285)
Principal and fee payments received on investments	65,845	280,181
Proceeds from the sale of investments	9,830	1,582
Net unrealized depreciation (appreciation) on investments	(27,997)	15,197
Net realized loss (gain) on investments	(4,555)	4,920
Accretion of paid-in-kind principal	(2,099)	(2,507)
Accretion of loan discounts	(737)	(763)
Accretion of loan discount on convertible notes	168	168
Accretion of loan exit fees	(5,199)	(4,407)
Change in deferred loan origination revenue	3,754	631
Unearned fees related to unfunded commitments	992	321
Amortization of debt fees and issuance costs	2,653	840
Depreciation	51	46
Stock-based compensation and amortization of restricted stock grants (1)	3,305	2,319
Change in operating assets and liabilities:
Interest and fees receivable	(1,407)	1,175
Prepaid expenses and other assets	(9,272)	1,870
Accounts payable	(198)	(194)
Accrued liabilities	1,417	(8,025)
Net cash provided by (used in) operating activities	(141,566)	63,015

Cash flows from investing activities:
Purchases of capital equipment	(83)	(72)
Net cash provided by (used in) investing activities	(83)	(72)

Cash flows from financing activities:
Issuance of common stock, net	(43)	5,952
Retirement of employee shares	(676)	(460)
Distributions paid	(29,268)	(25,993)
Issuance of 2028 Asset-Backed Notes	250,000	—
Repayments of 2024 Notes	(83,510)	—
Repayments of 2021 Asset-Backed Notes	—	(15,577)
Borrowings of credit facilities	110,834	—
Repayments of credit facilities	(119,523)	—
Cash paid for debt issuance costs	(2,965)	—
Fees paid for credit facilities and debentures	(2,443)	—
Net cash provided by (used in) financing activities	122,406	(36,078)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,243)	26,865
Cash, cash equivalents and restricted cash at beginning of period	45,857	94,995
Cash, cash equivalents and restricted cash at end of period	$26,614	$121,860

Supplemental non-cash investing and financing activities:
Distributions reinvested	632	426

(1)	Stock-based compensation includes $7 and $10 of restricted stock and option expense related to director compensation for the three months ended March 31, 2019 and 2018, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash and cash equivalents	$16,465	$118,228
Restricted cash	10,149	3,632
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$26,614	$121,860

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (11)	Biotechnology Tools	Senior Secured	March 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 5.52% Exit Fee	$4,999	$5,146	$5,146
Subtotal: Under 1 Year Maturity						5,146	5,146
Subtotal: Biotechnology Tools (0.52%)*						5,146	5,146
Consumer & Business Products
1-5 Years Maturity
WHOOP, INC. (12)	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 8.50%, 6.95% Exit Fee	$6,000	6,083	6,097
Subtotal: 1-5 Years Maturity						6,083	6,097
Subtotal: Consumer & Business Products (0.62%)*						6,083	6,097
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,741	14,903
Subtotal: 1-5 Years Maturity						14,741	14,903
Subtotal: Diversified Financial Services (1.50%)*						14,741	14,903
Drug Delivery
Under 1 Year Maturity
AcelRx Pharmaceuticals, Inc. (11)	Drug Delivery	Senior Secured	March 2020	Interest rate PRIME + 6.05% or Floor rate of 9.55%, 11.69% Exit Fee	$8,872	9,982	9,982
Subtotal: Under 1 Year Maturity						9,982	9,982
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.50%, 4.25% Exit Fee	$25,000	25,393	25,390
Subtotal: 1-5 Years Maturity						25,393	25,390
Subtotal: Drug Delivery (3.57%)*						35,375	35,372

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Drug Discovery & Development
Under 1 Year Maturity
Brickell Biotech, Inc.	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.82% Exit Fee	$4,013	$4,536	$3,195
Subtotal: Under 1 Year Maturity						4,536	3,195
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,929	9,938
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	10,164	10,135
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	10,289	10,279
Total Aveo Pharmaceuticals, Inc.					$20,000	20,453	20,414
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$45,293	44,700	44,627
BridgeBio Pharma LLC (13)(16)	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 4.35% or Floor rate of 9.35%, 6.35% Exit Fee	$35,000	35,220	35,704
	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 3.35% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	19,999	19,999
Total BridgeBio Pharma LLC					$55,000	55,219	55,703
Chemocentryx, Inc. (10)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,054	20,379
Constellation Pharmaceuticals, Inc. (17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$20,000	19,847	19,847
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$14,000	14,235	14,189
Merrimack Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	August 2021	Interest rate PRIME + 4.00% or Floor rate of 9.25%, 5.55% Exit Fee	$15,000	15,122	15,073
Mesoblast (5)(10)(11)(16)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$50,000	50,385	50,204
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$17,187	17,948	17,885
Motif BioSciences Inc. (5)(10)(11)(15)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$7,599	7,713	7,562
Myovant Sciences, Ltd. (5)(10)(11)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	40,592	40,453
Nabriva Therapeutics (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$25,000	24,886	24,886
Paratek Pharmaceuticals, Inc. (10)(11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	41,011	40,905
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,280	10,243
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,104	10,042
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,070	9,975
Total Paratek Pharmaceuticals, Inc.					$70,000	71,465	71,165
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$17,220	17,746	17,783
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,148	29,148
Tricida, Inc. (11)(15)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 14.10% Exit Fee	$40,000	39,564	39,558
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,677	35,486
Urovant Sciences, Ltd. (10)(13)(17)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.65% or Floor rate of 10.15%, 4.25% Exit Fee	$15,000	14,743	14,743
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,092	5,121
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,105	5,125
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,084	5,103
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$10,000	10,100	10,088
Total Verastem, Inc.					$25,000	25,381	25,437
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.25% or Floor rate of 9.50%, 7.95% Exit Fee	$10,000	9,828	9,828
Subtotal: 1-5 Years Maturity						584,635	584,308
Subtotal: Drug Discovery & Development (59.32%)*						589,171	587,503

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	September 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	$10,211	$10,270
Glo AB (5)(10)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 2.95% Exit Fee	$11,389	11,518	6,547
Subtotal: 1-5 Years Maturity						21,729	16,817
Subtotal: Electronics & Computer Hardware (1.70%)*						21,729	16,817
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)	Healthcare Services, Other	Senior Secured	September 2021	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$30,000	30,656	30,689
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,916	19,904
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,952	9,946
Total PH Group Holdings					$30,000	29,868	29,850
Subtotal: 1-5 Years Maturity						60,524	60,539
Subtotal: Healthcare Services, Other (6.11%)*						60,524	60,539
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	December 2020	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%	$15,353	15,152	15,187
Subtotal: 1-5 Years Maturity						15,152	15,187
Subtotal: Information Services (1.53%)*						15,152	15,187

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Internet Consumer & Business Services
Under 1 Year Maturity
LogicSource (12)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$2,201	$2,607	$2,607
Subtotal: Under 1 Year Maturity						2,607	2,607
1-5 Years Maturity
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,081	20,188
Arctic Wolf Networks, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$20,000	19,791	19,791
Cloudpay, Inc. (5)(10)(11)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$11,000	11,085	11,182
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,758	3,713	3,713
Convercent, Inc. (14)(15)(17)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.55% or Floor rate of 7.80%, PIK Interest 2.95%, 1.00% Exit Fee	$7,547	7,479	7,479
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 8.65%, PIK Interest 2.30%	$61,079	61,040	61,662
Fastly, Inc. (11)(17)(19)	Internet Consumer & Business Services	Senior Secured	December 2021	Interest rate PRIME + 4.25%, 1.50% Exit Fee	$6,667	6,578	6,578
First Insight, Inc. (15)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$10,000	9,828	9,882
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$2,427	2,427	2,440
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$1,500	1,500	1,500
Total Greenphire, Inc.					$3,927	3,927	3,940
Intent (p.k.a. Intent Media, Inc.) (12)(17)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%, 2.00% Exit Fee	$12,200	12,229	12,255
Interactions Corporation (11)(19)	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate 3-month LIBOR + 8.60% or Floor rate of 9.85%, 1.75% Exit Fee	$25,000	25,114	25,281
Lendio, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 5.25% Exit Fee	$5,000	4,902	4,902
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	19,817	19,942
RumbleON, Inc. (11)	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 4.55% Exit Fee	$5,000	5,050	5,045
	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 5.75% or Floor rate of 10.25%, 2.95% Exit Fee	$5,000	4,968	4,968
Total RumbleON, Inc.					$10,000	10,018	10,013
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,045	42,290	42,419
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,058	4,921	4,937
Total Snagajob.com, Inc.					$47,103	47,211	47,356
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,081	21,081	10,260
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,761	21,321	10,260
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.45% or Floor rate of 7.95%, PIK Interest 1.50%, 2.95% Exit Fee	$25,000	24,631	24,631
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$19,486	19,337	19,349
Xometry, Inc. (13)(17)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.09% Exit Fee	$11,000	11,078	11,194
Subtotal: 1-5 Years Maturity						339,180	329,598
Subtotal: Internet Consumer & Business Services (33.54%)*						341,787	332,205

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 3.12% Exit Fee	$15,390	$15,457	$15,675
Subtotal: 1-5 Years Maturity						15,457	15,675
Subtotal: Media/Content/Info (1.58%)*						15,457	15,675
Medical Devices & Equipment
Under 1 Year Maturity
Micell Technologies, Inc. (8)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$1,762	2,174	496
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	March 2020	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.58% Exit Fee	$7,688	7,678	7,678
Subtotal: Under 1 Year Maturity						9,852	8,174
1-5 Years Maturity
Flowonix Medical Incorporated (11)(14)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, PIK Interest 0.5%, 7.95% Exit Fee	$15,024	14,875	14,929
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 5.95% Exit Fee	$17,500	17,680	17,675
Quanta Fluid Solutions (5)(10)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$4,722	5,274	5,393
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,253	18,290
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,242	11,197
Transenterix, Inc. (10)(11)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$30,000	30,138	29,972
Subtotal: 1-5 Years Maturity						97,462	97,456
Subtotal: Medical Devices & Equipment (10.67%)*						107,314	105,630
Semiconductors
1-5 Years Maturity
Elenion Technologies LLC (13)(14)	Semiconductors	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, PIK Interest 2.25%, 5.00% Exit Fee	$10,013	9,927	9,927
Subtotal: 1-5 Years Maturity						9,927	9,927
Subtotal: Semiconductors (1.00%)*						9,927	9,927
Software
Under 1 Year Maturity
Signpost, Inc. (11)(14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 5.75% Exit Fee	$15,856	16,477	16,477
Subtotal: Under 1 Year Maturity						16,477	16,477

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
1-5 Years Maturity
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 7.88%	$39,601	$38,813	$38,744
Businessolver.com, Inc. (11)(16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$53,933	53,011	53,407
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$1,275	1,275	1,275
Total Businessolver.com, Inc.					$55,208	54,286	54,682
Clarabridge, Inc. (12)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$42,511	42,088	42,715
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	14,933	14,933
Couchbase, Inc. (15)(19)	Software	Senior Secured	September 2021	Interest rate PRIME + 5.25% or Floor rate of 10.75%	$35,000	34,812	34,699
Credible Behavioral Health, Inc. (11)(14)(17)	Software	Senior Secured	September 2021	Interest rate PRIME + 3.20% or Floor rate of 7.95%, PIK Interest 3.30%	$7,636	7,565	7,662
Dashlane, Inc. (14)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 9.25% Exit Fee	$10,095	10,195	10,346
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,000	9,692	9,692
Total Dashlane, Inc.					$20,095	19,887	20,038
DocuTAP, Inc. (11)(17)	Software	Senior Secured	October 2023	Interest rate 3-month LIBOR + 8.00% or Floor rate of 8.00%	$14,000	13,625	13,625
Emma, Inc. (13)(17)(18)	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 8.39% or Floor rate of 8.39%	$36,944	35,824	35,841
	Software	Senior Secured	September 2022	Interest rate 3-month LIBOR + 8.18% or Floor rate of 8.18%	$6,000	5,837	5,837
Total Emma, Inc.					$42,944	41,661	41,678
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,400	5,395
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,087	3,956	3,956
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,029	4,936	5,065
Total Evernote Corporation					$14,665	14,292	14,416
Fuze, Inc. (13)(14)(15)(16)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$51,328	51,660	52,722
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 7.75%	$20,000	19,791	19,791
Insurance Technologies Corporation (11)(17)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.82% or Floor rate of 8.75%	$12,500	12,270	12,395
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$16,259	15,968	16,009
Lithium Technologies, Inc. (11)(16)(17)	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,797	11,797
	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,062	42,062
Total Lithium Technologies, Inc.					$55,000	53,859	53,859
Microsystems Holding Company, LLC (11)(19)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.25% or Floor rate of 9.25%	$12,000	11,863	11,983
Nuvolo Technologies Corporation (19)	Software	Senior Secured	April 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$10,000	9,812	9,812
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,268	7,203
Quid, Inc. (14)(15)	Software	Senior Secured	February 2021	Interest rate PRIME + 4.75% or Floor rate of 8.25%, PIK Interest 2.25%, 4.60% Exit Fee	$8,542	8,715	8,702

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,107	$3,139	$1,585
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,899	6,004
ThreatConnect, Inc. (14)(15)(19)	Software	Senior Secured	October 2022	Interest rate PRIME + 4.95% or Floor rate of 9.95%, PIK Interest 1.05%, 2.20% Exit Fee	$7,539	7,483	7,541
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$19,625	19,246	19,443
YouEarnedIt, Inc. (11)(18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66%	$8,955	8,723	8,723
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,053	30,213
Subtotal: 1-5 Years Maturity						547,711	549,177
Subtotal: Software (57.12%)*						564,188	565,654
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(14)(19)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	10,286	10,287
	Sustainable and Renewable Technology	Senior Secured	June 2019	PIK Interest 10.00%	$666	666	666
	Sustainable and Renewable Technology	Senior Secured	June 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,609	1,609	1,609
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,275	12,561	12,562
Subtotal: Under 1 Year Maturity						12,561	12,562
1-5 Years Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	13,310	13,304
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 14.27% Exit Fee	$11,909	11,692	11,688
Total FuelCell Energy, Inc.					$25,000	25,002	24,992
Impossible Foods, Inc. (12)(16)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	50,102	49,875
Metalysis Limited (5)(10)(11)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$6,498	6,718	6,324
Proterra, Inc. (11)(14)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,596	26,968	27,198
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$5,119	5,433	5,458
Total Proterra, Inc.					$30,715	32,401	32,656
Subtotal: 1-5 Years Maturity						114,223	113,847
Subtotal: Sustainable and Renewable Technology (12.76%)*						126,784	126,409
Total: Debt Investments (191.56%)*						1,913,378	1,897,064

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
GlowPoint, Inc. (4)	Communications & Networking	Equity	Common Stock	114,192	$102	$16
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	1,229	4,609
Subtotal: Communications & Networking (0.47%)*					1,331	4,625
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	533
Subtotal: Diagnostic (0.05%)*					750	533
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,002
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	27,748
Total Gibraltar Business Capital, LLC				11,432,752	28,006	29,750
Subtotal: Diversified Financial Services (3.00%)*					28,006	29,750
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	557
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	740
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	326
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	18
Subtotal: Drug Delivery (0.17%)*					3,638	1,641
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	1,559
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	129,827	1,269	173
BridgeBio Pharma LLC (16)	Drug Discovery & Development	Equity	Preferred Series D	1,008,929	2,000	2,121
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	695
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	695
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	19
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	2,094
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	146
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	352
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	132
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,930
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	10,364	2,000	36
Paratek Pharmaceuticals, Inc. (4)(10)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	410
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	17
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	105,260	2,000	4,065
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	37,175	718	1,845
Subtotal: Drug Discovery & Development (1.64%)*					22,118	16,289
Electronics & Computer Hardware
Identiv, Inc. (4)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	34
Subtotal: Electronics & Computer Hardware (0.00%)*					34	34
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	5,094
Subtotal: Healthcare Services, Other (0.51%)*					5,094	5,094
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	385,000	6,081	17,942
Subtotal: Information Services (1.81%)*					6,081	17,942

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$46
Brigade Group, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	524
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	8,925
Lightspeed POS, Inc. (4)(5)(10)	Internet Consumer & Business Services	Equity	Common Stock	107,177	500	1,655
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	15,715
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	4,945
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,992
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	757
Total OfferUp, Inc.				394,790	2,295	2,749
Oportun	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	757
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	332
Total Oportun				306,153	500	1,089
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (3.60%)*					26,355	35,648
Media/Content/Info
Pinterest, Inc.	Media/Content/Info	Equity	Preferred Series Seed	206,666	4,085	3,307
Subtotal: Media/Content/Info (0.33%)*					4,085	3,307
Medical Devices & Equipment
AtriCure, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	10,119	266	270
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	32
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	198,202	—	871
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	936
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	886
Total Gelesis, Inc.				581,038	925	2,693
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	427
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	123
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	3,628
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,240	4,265
Total Optiscan Biomedical, Corp.				1,139,269	13,152	8,443
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	518
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	84,778	1,000	2,191
Subtotal: Medical Devices & Equipment (1.43%)*					18,275	14,147
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	99
Docker, Inc.	Software	Equity	Common Stock	200,000	4,284	4,284
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	2,231
	Software	Equity	Preferred Series 3	93,620	300	481
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,712
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	47
	Software	Equity	Preferred Series E	1,749,089	10,489	8,661
	Software	Equity	Preferred Series G	326,797	2,211	1,618
Total Palantir Technologies				2,085,421	12,747	10,326
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,602
WildTangent, Inc.	Software	Equity	Preferred Series 3	100,000	402	184
Subtotal: Software (2.24%)*					22,840	22,207

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$10
	Surgical Devices	Equity	Preferred Series C	656,538	282	31
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	96
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	150
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	133
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	191
Total Gynesonics, Inc.				9,595,178	1,941	611
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	416
	Surgical Devices	Equity	Preferred Series C	119,999	300	561
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,216
	Surgical Devices	Equity	Preferred Series F	100,200	500	469
Total Transmedics, Inc.				569,160	2,550	2,662
Subtotal: Surgical Devices (0.33%)*					4,491	3,273
Sustainable and Renewable Technology
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	328
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	452
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	380	61,502	1,775
Subtotal: Sustainable and Renewable Technology (0.26%)*					62,502	2,555
Total: Equity Investments (15.86%)*					205,600	157,045

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	$—	$10
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	10
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	255
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
WHOOP, INC.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	6
Subtotal: Consumer & Business Products (0.03%)*					841	261
Drug Delivery
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	47
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	846
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Kaleo, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	3,449
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	1
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	2,515	116	—
ZP Opco, Inc. (4)	Drug Delivery	Warrant	Common Stock	3,618	266	—
Subtotal: Drug Delivery (0.44%)*					2,456	4,343

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	$303	$124
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	31
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	25
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	117
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	11
Fortress Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	11
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	403,136	431	101
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	8,109	626	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	38
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	871
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(10)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	20
Savara Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	32,467	203	50
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	624
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	American Depositary Shares	41,667	158	113
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	637
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	123,637	978	2,677
Urovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	33,259	143	133
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	25,000	314	149
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	1
Subtotal: Drug Discovery & Development (0.58%)*					8,705	5,733
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	51
Subtotal: Electronics & Computer Hardware (0.01%)*					101	51
Healthcare Services, Other
Chromadex Corporation (4)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	157
Subtotal: Healthcare Services, Other (0.02%)*					157	157
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	200
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	418
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.06%)*					819	618

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	$73	$—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	14
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	4,960	45	12
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	50
Fastly, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series F	152,195	71	80
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	105
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	112
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	441
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,703
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	39
Lightspeed POS, Inc. (4)(5)(10)	Internet Consumer & Business Services	Warrant	Common Stock	61,402	20	528
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	60
Oportun	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	419
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	338
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	55
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	104
	Internet Consumer & Business Services	Warrant	Preferred Series B	173,076	8	6
Total Snagajob.com, Inc.				1,973,076	790	110
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	7
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series A	8,703	234	324
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	102,821	124	97
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	90
Subtotal: Internet Consumer & Business Services (0.56%)*					5,025	5,584
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	2,003
Napster	Media/Content/Info	Warrant	Common Stock	715,755	383	110
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	4
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	26
Subtotal: Media/Content/Info (0.22%)*					2,695	2,143
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	67,415	401	407
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	3
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	409
Total Flowonix Medical Incorporated				881,131	713	412
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	203
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 4	1,819,078	294	390
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	144
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	573	287
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	250
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	754
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	157
Sintx Technologies, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	8,603	459	—
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	61	46
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	243
Subtotal: Medical Devices & Equipment (0.33%)*					5,096	3,293
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	242
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	433
Total Achronix Semiconductor Corporation				1,110,000	259	675
Aquantia Corp. (4)	Semiconductors	Warrant	Common Stock	19,683	4	3
Elenion Technologies Corporation	Semiconductors	Warrant	Preferred Series C	225	8	12
Subtotal: Semiconductors (0.07%)*					271	690

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	$249	$79
	Software	Warrant	Preferred Series F	31,673	343	89
Total Actifio, Inc.				105,257	592	168
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	258	15
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	539,818	167	3
	Software	Warrant	Preferred Series C	592,019	729	6
	Software	Warrant	Preferred Series C-A	2,218,214	231	88
Total Clickfox, Inc.				3,350,051	1,127	97
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	67
Dashlane, Inc.	Software	Warrant	Common Stock	239,852	219	224
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	116
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	75
Fuze, Inc. (15)(16)	Software	Warrant	Series F Preferred	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	712,323	109	95
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	333	796
Neos, Inc.	Software	Warrant	Common Stock	221,150	22	—
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	44
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	304	600
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	2
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	18
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	21
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	44
ThreatConnect, Inc. (15)	Software	Warrant	Preferred Series B	134,086	26	27
Subtotal: Software (0.24%)*					3,802	2,409
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	156
Subtotal: Specialty Pharmaceuticals (0.02%)*					861	156
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	7
	Surgical Devices	Warrant	Preferred Series D	1,575,965	321	31
Total Gynesonics, Inc.				1,756,445	395	38
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series D	175,000	100	382
	Surgical Devices	Warrant	Preferred Series F	50,544	38	—
Total Transmedics, Inc.				225,544	138	382
Subtotal: Surgical Devices (0.04%)*					533	420

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	$120	$—
American Superconductor Corporation (4)	Sustainable and Renewable Technology	Warrant	Common Stock	58,823	39	272
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	435
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	157
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	50
Total Kinestral Technologies, Inc.				456,883	218	207
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	150
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	13	1
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Subtotal: Sustainable and Renewable Technology (0.11%)*					2,505	1,065
Total: Warrant Investments (2.72%)*					34,285	26,933
Total Investments in Securities (210.13%)*					$2,153,263	$2,081,042

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.50% at March 31, 2019. Daily LIBOR, 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 2.39%, 2.50%, 2.59% and

2.69%, respectively, at March 31, 2019.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $63.5 million, $153.0 million and $89.4 million respectively. The tax cost of investments is $2.2 billion.

(4)

Except for warrants in 41 publicly traded companies and common stock in 25 publicly traded companies, all investments are restricted at March 31, 2019 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at March 31, 2019, and is therefore considered non-income producing. Note that at March 31, 2019, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at March 31, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at March 31, 2019. Refer to Note 10.
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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor(2)	Principal Amount	Cost(3)	Value(4)
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$25,000	$24,750	$24,750
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (10)(11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	40,882	40,472
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	10,240	10,137
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,084	9,925
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,014	10,014
Total Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.)					$70,000	71,220	70,548
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.25% Exit Fee	$19,313	19,740	19,597
Tricida, Inc. (11)(15)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 8.19% Exit Fee	$40,000	39,622	39,794
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,538	35,386
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,058	5,059
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,082	5,083
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$5,000	5,057	5,057
	Drug Discovery & Development	Senior Secured	December 2020	Interest rate PRIME + 6.00% or Floor rate of 10.50%, 4.50% Exit Fee	$10,000	10,033	9,976
Total Verastem, Inc.					$25,000	25,230	25,175
X4 Pharmaceuticals Inc.	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.25% or Floor rate of 9.50%, 7.95% Exit Fee	$10,000	9,746	9,746
Subtotal: 1-5 Years Maturity						520,238	518,632
Subtotal: Drug Discovery & Development (54.99%)*						529,477	525,384

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(3)	Value(4)
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	$250	$8
	Surgical Devices	Equity	Preferred Series C	656,538	282	25
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	79
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	125
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	117
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	167
Total Gynesonics, Inc.				9,595,178	1,941	521
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	356
	Surgical Devices	Equity	Preferred Series C	119,999	300	479
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,040
	Surgical Devices	Equity	Preferred Series F	100,200	500	401
Total Transmedics, Inc.				569,160	2,550	2,276
Subtotal: Surgical Devices (0.29%)*					4,491	2,797
Sustainable and Renewable Technology
Flywheel Building Intelligence, Inc. (p.k.a. SCIEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Stock	192	761	—
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series C	3,107,520	500	40
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	449
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	380	61,502	3,115
Subtotal: Sustainable and Renewable Technology (0.38%)*					63,263	3,604
Total: Equity Investments (12.58%)*					191,883	120,212

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

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned SBIC subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2018.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2018. Refer to Note 10.
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

HT III holds approximately $314.5 million in assets which accounts for approximately 13.1% of the Company’s total assets prior to consolidation at March 31, 2019.

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

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2018. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

As of the date of this report, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined herein). See “Note 4 – Borrowings”.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At March 31, 2019, approximately 97.3% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2019 and as of December 31, 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning of the period, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2019, transfers out of Level 2 and into Level 1 due to exercise of public warrants into public equity included Uniqure B.V. ($468,000) and Concert Pharmaceuticals, Inc. ($139,000).  There were no other transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,882,161	$—	$—	$1,882,161
Unsecured Debt	14,903	—	—	14,903
Preferred Stock	71,124	—	—	71,124
Common Stock	85,921	52,891	—	33,030
Warrants	26,933	—	8,356	18,577
Escrow Receivable	982	—	—	982
Total	$2,082,024	$52,891	$8,356	$2,020,777

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,719,091	$—	$—	$1,719,091
Unsecured Debt	14,401	—	—	14,401
Preferred Stock	68,625	—	—	68,625
Common Stock	51,587	27,346	—	24,241
Warrants	26,669	—	3,996	22,673
Escrow Receivable	970	—	—	970
Total	$1,881,343	$27,346	$3,996	$1,850,001

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and the year ended December 31, 2018.

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2019
Senior Debt	$1,719,091	$(2,487)	$2,649	$230,058	$—	$(67,150)	$—	$—	$1,882,161
Unsecured Debt	14,401	—	490	12	—	—	—	—	14,903
Preferred Stock	68,625	(760)	7,135	1,631	—	—	—	(5,507)	71,124
Common Stock	24,241	—	3,695	5,094	—	—	—	—	33,030
Warrants	22,673	6,476	(1,860)	335	(8,255)	—	—	(792)	18,577
Escrow Receivable	970	—	—	19	(7)	—	—	—	982
Total	$1,850,001	$3,229	$12,109	$237,149	$(8,262)	$(67,150)	$—	$(6,299)	$2,020,777

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2018
Senior Debt	$1,415,984	$(14,066)	$4,947	$896,831	$—	$(584,605)	$—	$—	$1,719,091
Unsecured Debt	—	—	(328)	20,583	—	(5,671)	—	(183)	14,401
Preferred Stock	40,683	2,540	(11,068)	39,993	(3,706)	—	183	—	68,625
Common Stock	25,853	(3,299)	(7,583)	17,950	(301)	—	—	(8,379)	24,241
Warrants	31,205	(982)	(2,982)	2,050	(6,402)	—	—	(216)	22,673
Escrow Receivable	752	1	(143)	892	(532)	—	—	—	970
Total	$1,514,477	$(15,806)	$(17,157)	$978,299	$(10,941)	$(590,276)	$183	$(8,778)	$1,850,001

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the three months ended March 31, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., and X4 Pharmaceuticals, Inc.

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

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures along with regularly scheduled amortization.

For the three months ended March 31, 2019, approximately $6.4 million and $3.7 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $470,000 and $3.5 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2019 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$54,713	Originated Within 4-6 Months	Origination Yield	11.66% - 16.25%	12.93%
	495,707	Market Comparable Companies	Hypothetical Market Yield	9.83% - 16.44%	12.92%
			Premium/(Discount)	(0.25%) - 1.00%
	3,195	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Technology	90,294	Originated Within 4-6 Months	Origination Yield	11.29% - 13.73%	12.16%
	675,953	Market Comparable Companies	Hypothetical Market Yield	11.01% - 18.87%	12.55%
			Premium/(Discount)	(0.25%) - 0.75%
	1,585	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	68,843	Market Comparable Companies	Hypothetical Market Yield	11.18% - 20.99%	14.14%
			Premium/(Discount)	(0.25%) - 0.00%
	12,871	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%
Medical Devices	122,846	Market Comparable Companies	Hypothetical Market Yield	11.03% - 21.81%	13.71%
			Premium/(Discount)	0.00% - 0.75%
	496	Liquidation (3)	Probability weighting of alternative outcomes	15.00% - 85.00%
Lower Middle Market	4,968	Originated Within 4-6 Months	Origination Yield	14.17%	14.17%
	134,667	Market Comparable Companies	Hypothetical Market Yield	9.23% - 15.80%	13.86%
			Premium/(Discount)	(0.25%) - 0.00%
	10,260	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	152,592	Debt Investments originated within 3 months
	30,102	Imminent Payoffs (4)
	37,972	Debt Investments Maturing in Less than One Year
	$1,897,064	Total Level Three Debt Investments

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

•

Technology, above, is comprised of debt investments in the Software, Electronics & Computer Hardware, Media/Content/Info, Internet Consumer & Business Services, Consumer & Business Products, Semiconductors, and Information Services industries in the Consolidated Schedule of Investments.

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2018 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$25,039	Originated Within 4-6 Months	Origination Yield	10.50% - 12.47%	11.68%
	480,737	Market Comparable Companies	Hypothetical Market Yield	10.25% - 16.86%	13.33%
			Premium/(Discount)	(0.25%) - 0.50%
Technology	63,125	Originated Within 4-6 Months	Origination Yield	11.71% - 19.94%	13.02%
	618,141	Market Comparable Companies	Hypothetical Market Yield	10.73% - 16.13%	13.08%
			Premium/(Discount)	0.00% - 0.75%
	1,579	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	75,834	Market Comparable Companies	Hypothetical Market Yield	11.90% - 17.48%	13.47%
			Premium/(Discount)	(0.25%) - 0.25%
	5,556	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%
Medical Devices	14,673	Originated Within 4-6 Months	Origination Yield	15.15%	15.15%
	115,355	Market Comparable Companies	Hypothetical Market Yield	10.99% - 22.38%	13.77%
			Premium/(Discount)	0.00% - 0.75%
	2,405	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Lower Middle Market	123,589	Market Comparable Companies	Hypothetical Market Yield	9.74% - 17.25%	14.24%
			Premium/(Discount)	(0.25%) - 0.00%
	18,128	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 70.00%

		Debt Investments Where Fair Value Approximates Cost
	153,312	Debt Investments originated within 3 months
	36,019	Debt Investments Maturing in Less than One Year
	$1,733,492	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$38,422	Market Comparable Companies	EBITDA Multiple (2)	8.5x - 13.9x	8.5x
			Revenue Multiple (2)	0.5x - 13.7x	3.9x
			Discount for Lack of Marketability (3)	14.09% - 33.42%	14.91%
			Average Industry Volatility (4)	43.74% - 98.2%	60.12%
			Risk-Free Interest Rate	2.21% - 2.41%	2.41%
			Estimated Time to Exit (in months)	11 - 41	11
	19,724	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(50.31%) - 38.84%	3.62%
			Average Industry Volatility (4)	30.41% - 106.3%	88.46%
			Risk-Free Interest Rate	1.04% - 2.84%	2.21%
			Estimated Time to Exit (in months)	11 - 41	17
	1,775	Liquidation	EBITDA Multiple (2)	16.3x	16.3x
			Revenue Multiple (2)	1.9x - 2.1x	2.0x
	44,233	Other (7)
Warrant Investments	13,914	Market Comparable Companies	EBITDA Multiple (2)	6.7x - 15.3x	9.8x
			Revenue Multiple (2)	0.5x - 9x	4.2x
			Discount for Lack of Marketability (3)	12.77% - 33.42%	18.19%
			Average Industry Volatility (4)	41.71% - 105.41%	68.15%
			Risk-Free Interest Rate	2.21% - 2.41%	2.38%
			Estimated Time to Exit (in months)	11 - 48	15
	4,663	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(39.3%) - 26.53%	8.14%
			Average Industry Volatility (4)	30.41% - 106.3%	69.32%
			Risk-Free Interest Rate	1.08% - 2.84%	2.10%
			Estimated Time to Exit (in months)	11 - 44	18
Total Level Three Warrant and Equity Investments	$122,731

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2019, there were no material past due escrow receivables.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statement of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 11 – Recent Accounting Pronouncements” and “Note 10 – Commitments and Contingencies”.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2019 and 2018.

(in thousands)			For the Three Months Ended March 31, 2019
Portfolio Company	Type	Fair Value at March 31, 2019	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$44,653	$551	$4	$5,150	$—
Tectura Corporation	Control	10,260	473	—	(8,025)	—
Total Control Investments		$54,913	$1,024	$4	$(2,875)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,730	$—	$—	$121	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	14,337	508	88	(1,340)	—
Total Affiliate Investments		$23,067	$508	$88	$(1,219)	$—
Total Control & Affiliate Investments		$77,980	$1,532	$92	$(4,094)	$—

(in thousands)			For the Three Months Ended March 31, 2018
Portfolio Company	Type	Fair Value at March 31, 2018	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$117	$—	$—	$(125)	$—
Gibraltar Business Capital, LLC	Control	37,201	127	—	—	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	1,781	(1,743)
Tectura Corporation	Control	17,095	459	—	(2,276)	335
Total Control Investments		$54,413	$586	$—	$(620)	$(1,408)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,527	$—	$—	$(1,065)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	23,998	561	108	828	—
Stion Corporation	Affiliate	—	—	—	—	—
Total Affiliate Investments		$30,525	$561	$108	$(237)	$—
Total Control & Affiliate Investments		$84,938	$1,147	$108	$(857)	$(1,408)

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$763,069	36.7%	$716,505	38.1%
Senior Secured Debt	1,146,025	55.1%	1,029,255	54.8%
Unsecured Debt	14,903	0.7%	14,401	0.8%
Preferred Stock	71,124	3.4%	68,625	3.6%
Common Stock	85,921	4.1%	51,587	2.7%
Total	$2,081,042	100.0%	$1,880,373	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2019 and December 31, 2018 is shown as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,811,009	87.0%	$1,668,027	88.8%
United Kingdom	126,696	6.1%	89,016	4.7%
Australia	50,204	2.4%	35,190	1.9%
Netherlands	37,331	1.8%	35,854	1.9%
Ireland	24,886	1.2%	24,750	1.3%
Cayman Islands	17,896	0.9%	19,650	1.0%
Sweden	6,547	0.3%	5,556	0.3%
Germany	4,287	0.2%	—	0.0%
Canada	2,186	0.1%	859	0.0%
Switzerland	—	0.0%	1,471	0.1%
Total	$2,081,042	100.0%	$1,880,373	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$609,525	29.3%	$539,977	28.7%
Software	590,270	28.5%	548,952	29.2%
Internet Consumer & Business Services	373,437	18.0%	329,512	17.5%
Sustainable and Renewable Technology	130,029	6.2%	110,303	5.9%
Medical Devices & Equipment	123,070	5.9%	121,420	6.5%
Healthcare Services, Other	65,790	3.2%	60,142	3.2%
Diversified Financial Services	44,653	2.1%	39,491	2.1%
Drug Delivery	41,356	2.0%	40,519	2.2%
Information Services	33,747	1.6%	30,940	1.6%
Media/Content/Info	21,125	1.0%	21,666	1.2%
Electronics & Computer Hardware	16,902	0.8%	15,763	0.8%
Semiconductors	10,617	0.5%	899	0.0%
Consumer & Business Products	6,358	0.3%	6,179	0.3%
Biotechnology Tools	5,146	0.2%	6,279	0.3%
Communications & Networking	4,635	0.2%	4,871	0.3%
Surgical Devices	3,693	0.2%	3,088	0.2%
Diagnostic	533	0.0%	348	0.0%
Specialty Pharmaceuticals	156	0.0%	24	0.0%
Total	$2,081,042	100.0%	$1,880,373	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2019 and December 31, 2018.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2019, approximately 82.0% of the Company’s debt investments were in a senior secured first lien position, with 44.8% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.0% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 6.4% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 17.2% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.8% were unsecured.

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

Other Assets

Other assets generally consist of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of March 31, 2019 and December 31, 2018 was approximately $982,000 and $972,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

At March 31, 2019, the Company had two debt investments on non-accrual with a cumulative investment cost and approximate fair value of $2.4 million and $496,000, respectively. At December 31, 2018, the Company had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and fair value of zero. The decrease in the cost of debt investments on non-accrual between December 31, 2018 and March 31, 2019 is the result of the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million, and the addition of one debt investment with a lower cost basis than the one removed.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $39.8 million of unamortized fees at March 31, 2019, of which approximately $33.7 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.1 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, the Company had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $780,000 and $3.2 million in one-time fee income during the three months ended March 31, 2019 and 2018, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2019, the Company had approximately $29.4 million in exit fees receivable, of which approximately $26.5 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.9 million was a deferred receivable related to expired commitments. At December 31, 2018, the Company had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.3 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.1 million and $2.3 million in PIK income during the three months ended March 31, 2019 and 2018, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2019 and 2018.

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

Based on market quotations on or around March 31, 2019, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 0.979, 1.016, 1.013, and 0.977 per dollar at par value, respectively. At March 31, 2019, the 2025 Notes and 2033 Notes were trading on the NYSE for $24.88 and $24.87 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $152.0 million, compared to the principal amount of $149.0 million as of March 31, 2019. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of March 31, 2019.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at March 31, 2019 and December 31, 2018:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$151,968	$—	$—	$151,968
2022 Notes	146,790	—	146,790	—
2025 Notes	74,640	—	74,640	—
2033 Notes	39,792	—	39,792	—
2027 Asset-Backed Notes	203,250	—	203,250	—
2028 Asset-Backed Notes	253,203	—	253,203	—
2022 Convertible Notes	224,641	—	224,641	—
Union Facility	39,683	—	—	39,683
Wells Facility	4,583	—	—	4,583
Total	$1,138,550	$—	$942,316	$196,234

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$150,387	$—	$—	$150,387
2022 Notes	146,385	—	146,385	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,150	—	72,150	—
2033 Notes	37,360	—	37,360	—
2027 Asset-Backed Notes	201,188	—	201,188	—
2022 Convertible Notes	217,672	—	217,672	—
Union Facility	39,849	—	—	39,849
Wells Facility	13,107	—	—	13,107
Total	$962,543	$—	$759,200	$203,343

4. Borrowings

Outstanding Borrowings

At March 31, 2019 and December 31, 2018, the Company had the following available and outstanding borrowings:

	March 31, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,783	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,121	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
2025 Notes	75,000	75,000	72,685	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,420	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,102	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,352	—	—	—
2022 Convertible Notes	230,000	230,000	225,441	230,000	230,000	225,051
Wells Facility (4)	75,000	4,583	4,583	75,000	13,107	13,107
Union Bank Facility (4)	200,000	39,683	39,683	100,000	39,849	39,849
Total	$1,369,000	$1,138,266	$1,121,170	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At March 31, 2019, the total available borrowings under the SBA debentures were $149.0 million. At December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
SBA Debentures	$1,217	$1,345
2022 Notes	1,289	1,379
2024 Notes (2)	—	1,686
2025 Notes	2,315	2,410
2033 Notes	1,580	1,573
2027 Asset-Backed Notes	2,898	2,735
2028 Asset-Backed Notes	2,648	—
2022 Convertible Notes	2,600	2,823
Wells Facility (1)	398	100
Union Bank Facility (1)	1,878	165
Total	$16,823	$14,216

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

(2)	The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

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

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2019, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of March 31, 2019. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of March 31, 2019, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2019, the Company held investments in HT III in 48 companies with a fair value of approximately $244.9 million, accounting for approximately 11.8% of the Company’s total investment portfolio at March 31, 2019. HT III held approximately $314.5 million in assets and accounted for approximately 13.1% of the Company’s total assets prior to consolidation at March 31, 2019.

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

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT III is the Company’s wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of March 31, 2019 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended March 31, 2019 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$1,259	$1,718
Amortization of debt issuance cost (loan fees)	128	158
Total interest expense and fees	$1,387	$1,876
Cash paid for interest expense	$2,519	$3,442

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2019 and December 31, 2018:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2019	December 31, 2018
September 22, 2010	September 1, 2020	3.50%	$10,000	$10,000
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of March 31, 2019, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,289)	(1,379)
Original issue discount, net of accretion	(590)	(631)
Carrying value of 2022 Notes	$148,121	$147,990

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$1,734	$1,734
Amortization of debt issuance cost (loan fees)	90	84
Accretion of original issue discount	41	41
Total interest expense and fees	$1,865	$1,859
Cash paid for interest expense	$—	$—

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

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount of debt	$—	$83,510
Unamortized debt issuance cost	—	(1,686)
Original issue premium, net of amortization	—	28
Carrying value of 2024 Notes	$—	$81,852

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$210	$2,881
Amortization of debt issuance cost (loan fees)	1,686	174
Amortization of original issue premium	110	(13)
Total interest expense and fees	$2,006	$3,042
Cash paid for interest expense	$1,305	$2,867

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

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of March 31, 2019, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(2,315)	(2,410)
Carrying value of 2025 Notes	$72,685	$72,590

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$984	$—
Amortization of debt issuance cost (loan fees)	95	—
Total interest expense and fees	$1,079	$—
Cash paid for interest expense	$984	$—

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

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of March 31, 2019, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,580)	(1,573)
Carrying value of 2033 Notes	$38,420	$38,427

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$625	$—
Amortization of debt issuance cost (loan fees)	27	—
Total interest expense and fees	$652	$—
Cash paid for interest expense	$625	$—

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

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$—	$341
Amortization of debt issuance cost (loan fees)	—	83
Total interest expense and fees	$—	$424
Cash paid for interest expense	$—	$387

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were rated A(sf) by KBRA.

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

At both March 31, 2019 and December 31, 2018, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$2,303	$—
Amortization of debt issuance cost (loan fees)	68	—
Total interest expense and fees	$2,371	$—
Cash paid for interest expense	$2,303	$—

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At March 31, 2019, there was approximately $5.3 million of restricted cash. There was approximately $11.6 million of restricted cash as of December 31, 2018.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2028 Asset-Backed Notes”). The 2028 Asset-Backed Notes were rated A(sf) by KBRA.

The 2028 Asset-Backed Notes were issued by the 2019 Securitization Issuer pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, the 2019 Trust Depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, MUFG Securities Americas Inc., as a co-manager, Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

At March 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million. There was no outstanding principal balance for the 2028 Asset-Backed Notes at December 31, 2018.

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$2,254	$—
Amortization of debt issuance cost (loan fees)	51	—
Total interest expense and fees	$2,305	$—
Cash paid for interest expense	$1,927	$—

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At March 31, 2019, there was approximately $4.9 million of restricted cash. There were no funds segregated as restricted cash related to the 2028 Asset-Backed Notes at December 31, 2018.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2019, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statement of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.77%.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(2,600)	(2,823)
Original issue discount, net of accretion	(1,959)	(2,126)
Carrying value of 2022 Convertible Notes	$225,441	$225,051

For the three months ended March 31, 2019 and 2018, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$2,516	$2,516
Amortization of debt issuance cost (loan fees)	223	223
Accretion of original issue discount	168	168
Total interest expense and fees	$2,907	$2,907
Cash paid for interest expense	$5,031	$5,031

As of March 31, 2019, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of March 31, 2019 and December 31, 2018, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

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

On January 11, 2019, the Company entered into the Seventh Amendment, or the Amendment, to the Wells Facility. Among others, the Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00%. The Amendment also extends the maturity date to January 2023, unless terminated sooner in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.00% to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2019 and 2018, this non-use fee was $62,000 and $150,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the

Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, and a minimum tangible net worth ratio.

The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 20, 2011, the Company paid $1.1 million in structuring fees in connection with the original Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, and subsequent amendments in December 2015, July 2018, and January 2019, the Company paid an additional $750,000, $188,000, $47,000, and $375,000 in structuring fees, respectively. These fees are being amortized through the end of the term of the Wells Facility.

The Company had aggregate draws of $70.8 million on the available facility during the three months ended March 31, 2019, offset by repayments of $79.4 million. The Company did not make any draws or repayments on the available facility during the three months ended March 31, 2018. As of March 31, 2019, the Company has borrowings outstanding of $4.6 million on the facility. The Company had borrowings outstanding of $13.1 million on the facility at December 31, 2018.

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$167	$—
Amortization of debt issuance cost (loan fees)	77	44
Total interest expense and fees	$244	$44
Cash paid for interest expense	$125	$—

Union Bank Facility

On February 20, 2019, the Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “Union Bank Facility”) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the company’s credit facility (the “Prior Union Bank Facility”) entered into on May 5, 2016 (as amended and restated from time to time) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Prior Union Bank Facility from time to time. Any references to amounts related to the Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility.

Under the Union Bank Credit Facility, the lenders have made commitments of $200.0 million. Borrowings under the Union Bank Credit Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.70%, and the facility matures on February 20, 2023. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. The Union Bank Facility generally has an advance rate of 55% against eligible debt investments. The Union Bank Facility is secured by all of the assets of Hercules Funding IV.

The Company paid a one-time $1.6 million in structuring fees in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period of 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three months ended March 31, 2019, the company incurred non-use fees of $155,000. For the three months ended March 31, 2018, the company incurred non-use fees under the Prior Union Bank Facility of $94,000.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of the Company and Hercules Funding IV. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $700.0 million plus 90% of the cumulative amount of equity raised after December 31, 2018.

As of March 31, 2019, the minimum tangible net worth covenant was $700.0 million as a result of no equity raised after December 31, 2018 through the three months ended March 31, 2019. See “Note 6 - Stockholder’s Equity.”

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Company had aggregate draws of $40.0 million on the available facility during the three months ended March 31, 2019, offset by repayments of $40.2 million. The Company did not make any draws or repayments on the available facility during the three months ended March 31, 2018. As of March 31, 2019, the Company has borrowings outstanding of $39.7 million on the facility. The Company had borrowings outstanding of $39.8 million on the facility at December 31, 2018.

For the three months ended March 31, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$184	$—
Amortization of debt issuance cost (loan fees)	330	74
Total interest expense and fees	$514	$74
Cash paid for interest expense	$148	$—

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

During the three months ended March 31, 2019, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2019 distributions to stockholders will be.

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

Taxable income for the three months ended March 31, 2019 was approximately $32.2 million or $0.33 per share. Taxable net realized gains for the same period were $3.2 million or approximately $0.03 per share. Taxable income for the three months ended March 31, 2018 was approximately $23.6 million or $0.28 per share. Taxable net realized gains for the same period were $219,000 or approximately $0.00 per share.

For the three months ended March 31, 2019, the Company paid approximately $1.1 million of tax expense and had $80,000 accrued but unpaid tax expense as of the balance sheet date. For the three months ended March 31, 2018, the Company paid approximately $667,000 of tax expense and had no accrued but unpaid tax expense as of the balance sheet date.

The Company intends to timely distribute to its stockholders substantially all of our annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

6. Stockholders’ Equity

On August 16, 2013, the Company entered into an At-The-Market, or ATM equity distribution agreement, or the Prior Equity Distribution Agreement, with JMP Securities LLC, or JMP. On March 7, 2016, the Company renewed the Prior Equity Distribution Agreement and on December 21, 2016, the Company further amended the agreement to increase the total shares available under the program. The Prior Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On September 7, 2017, the Company terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement, or the new Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2019, there were no shares of common stock sold under the Equity Distribution Agreement. During the three months ended March 31, 2018, the Company sold 478,000 shares of common stock for total accumulated net proceeds of approximately $6.0 million, including $312,000 of offering expenses under the Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2019, approximately 5.3 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events”.

On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock (“June 2018 Equity Offering”). The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

On December 17, 2018, the Company’s Board of Directors authorized a stock repurchase plan permitting it to repurchase up to $25.0 million of its common stock. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company expects that the share repurchase program will be in effect until June 18, 2019, or until the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2018, the Company repurchased 376,466 shares of its common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million. The Company had no common stock repurchases during three months ended March 31, 2019. As of March 31, 2019, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

The Company has issued stock options for common stock subject to future issuance, of which 462,919 and 481,032 were outstanding at March 31, 2019 and December 31, 2018, respectively.

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

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of March 31, 2019, there were 1.3 million Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate.

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

As of March 31, 2019, all of Retention PSUs and Cash Awards were unvested and there was approximately $14.1 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 3.09 years. As of March 31, 2019, there was approximately $677,000 of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

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

Additionally, on May 29, 2018, the Company filed an exemptive application with the SEC and an amendment to the application on September 27, 2018, with respect to the 2018 Equity Incentive Plan and the Director Plan for exemptive relief from certain provisions of the 1940 Act. On January 30, 2019, the Company received approval from the SEC on its request for exemptive relief that permits it to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. The exemptive order also allows participants in the Director Plan and the 2018 Equity Incentive Plan to (i) elect to have the Company withhold shares of its common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and/or (ii) permit the holders of restricted stock to elect to have the Company withhold shares of its stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual employee would be able to make a cash payment to satisfy applicable tax withholding at the time of option exercise or vesting on restricted stock.

The following table summarizes the common stock options activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	481,032	$13.40	590,525	$13.60
Granted	49,000	$12.60	22,000	$12.11
Exercised	(13,501)	$11.39	(38,208)	$11.31
Forfeited	(1,613)	$12.16	(20,628)	$13.41
Expired	(51,999)	$14.85	(10,999)	$14.39
Outstanding at March 31,	462,919	$13.21	542,690	$13.69
Shares Expected to Vest at March 31,	189,346	$13.51	176,076	$13.69

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2019, options for approximately 462,919 shares were outstanding at a weighted average exercise price of approximately $13.21 per share with weighted average of remaining contractual term of 5.15 years and an aggregate intrinsic value of $140,000. At March 31, 2019, options for approximately 273,573 shares were exercisable at a weighted average exercise price of approximately $13.51 per share with weighted average of remaining contractual term of 4.33 years and an aggregate intrinsic value of $113,000.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2019 and 2018 was approximately $18,000 and $12,000, respectively. During the three months ended March 31, 2019 and 2018, approximately $11,000 and $14,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2019, there was approximately $81,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.14 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Expected Volatility	18.40%	21.19%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	2.18% - 2.62%	2.19% - 2.64%

During the three months ended March 31, 2019 and 2018, the Company granted 48,116 shares and 334,995 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the three months ended March 31, 2019 and 2018 were approximately $597,000 and $4.4 million, respectively. As of March 31, 2019, there were approximately $3.2 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.95 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	380,870	$12.95	261,245	$12.43
Granted	48,116	$12.40	334,995	$13.04
Vested	(152,018)	$12.78	(83,054)	$13.03
Forfeited	—	$—	(1,168)	$12.01
Unvested at March 31,	276,968	$12.95	512,018	$12.73

During the three months ended March 31, 2019 and 2018, the Company granted approximately 922,494 shares and 411,689 shares, respectively, of restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company also granted approximately 46,321 shares and 20,386 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2019 and 2018, were approximately $12.7 million and $5.4 million, respectively. As of March 31, 2019, there were approximately $16.6 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.39 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	732,533	$13.50	594,322	$12.99
Granted	922,494	$13.14	411,689	$13.04
Distribution Equivalent Unit Granted	46,321	$—	20,386	$12.42
Vested (1)	(202,064)	$13.37	(198,006)	$12.91
Forfeited	(450)	$14.21	(3,544)	$12.66
Unvested at March 31,	1,498,834	$13.29	824,847	$12.69

(1)

With respect to restricted stock units granted subsequent to January 1, 2017, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the three months ended March 31, 2019, the Company expensed approximately $2.2 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $2.3 million in compensation expense related to restricted stock awards during the three months ended March 31, 2018.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator
Net increase in net assets resulting from operations	$61,585	$5,946
Less: Distributions declared-common and restricted shares	(29,900)	(26,419)
Undistributed earnings	31,685	(20,473)
Undistributed earnings-common shares	31,610	(20,473)
Add: Distributions declared-common shares	29,829	26,247
Numerator for basic and diluted change in net assets per common share	$61,439	$5,774

Denominator
Basic weighted average common shares outstanding	96,218	84,596
Common shares issuable	290	70
Weighted average common shares outstanding assuming dilution	96,508	84,666

Change in net assets per common share
Basic	$0.64	$0.07
Diluted	$0.64	$0.07

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three months ended March 31, 2019 and 2018, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.0 million shares of 2022 Convertible Notes, 38,728 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the three months ended March 31, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.3 million shares related to 2022 Convertible Notes, 73,024 shares of unvested common stock options, and no shares of unvested restricted stock units.

At both March 31, 2019 and December 31, 2018, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share data (1):
Net asset value at beginning of period	$9.90	$9.96
Net investment income	0.30	0.31
Net realized gain (loss) on investments	0.05	(0.06)
Net unrealized appreciation (depreciation) on investments	0.29	(0.18)
Total from investment operations	0.64	0.07
Net increase (decrease) in net assets from capital share transactions (1)	(0.01)	(0.03)
Distributions of net investment income (6)	(0.31)	(0.31)
Stock-based compensation expense included in investment income (2)	0.04	0.03
Net asset value at end of period	$10.26	$9.72

Ratios and supplemental data:
Per share market value at end of period	$12.66	$12.10
Total return (3)	17.22%	(5.44%)
Shares outstanding at end of period	96,543	85,239
Weighted average number of common shares outstanding	96,218	84,596
Net assets at end of period	$990,349	$828,731
Ratio of total expense to average net assets (4)	12.41%	10.64%
Ratio of net investment income before investment gains and losses to average net assets (4)	12.10%	12.25%
Portfolio turnover rate (5)	4.27%	15.62%
Weighted average debt outstanding	$1,078,538	$795,060
Weighted average debt per common share	$11.21	$9.40

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

(3)

The total return for the three months ended March 31, 2019 and 2018 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the three months ended March 31, 2019 and 2018 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2019 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At March 31, 2019, the Company had approximately $154.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $152.7 million of non-binding term sheets outstanding at March 31, 2019. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2019, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Tricida, Inc.	$35,000
Urovant Sciences Ltd.	30,000
Aldeyra Therapeutics	20,000
Arctic Wolf Networks, Inc.	10,000
Constellation Pharmaceuticals, Inc.	10,000
Businessolver.com, Inc.	9,818
DocuTAP, Inc.	6,000
Clarabridge, Inc.	5,000
Lendio, Inc.	5,000
Xometry, Inc.	4,000
Lithium Technologies, Inc.	3,623
Fastly, Inc.	3,333
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Convercent, Inc.	2,500
Credible Behavioral Health, Inc.	2,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$154,237

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of March 31, 2019 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,138,266	$—	$374,266	$199,000	$565,000
Lease and License Obligations (4)	15,320	2,840	6,142	4,826	1,512
Total	$1,153,586	$2,840	$380,408	$203,826	$566,512

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $4.6 million outstanding under the Wells Facility, and $39.7 million outstanding under the Union Credit Facility as of March 31, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $588,000 during the three months ended March 31, 2019 and approximately $451,000 during the three months ended March 31, 2018. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities as of March 31, 2019:

Three Months Ended March 31,
(dollars in thousands)	2019
Total operating lease cost	$536
Cash paid for amounts included in the measurement of lease liabilities	$536
Weighted-average remaining lease term (in years)	4.37
Weighted-average discount rate	5.65%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2019:

(in thousands)
2019	$1,618
2020	2,247
2021	2,322
2022	2,385
2023	1,640
Total lease payments	10,212
Less: imputed interest	(1,356)
Total operating lease liability	$8,856

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

11. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. No adjustment was necessary at January 1, 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and recorded lease right-of-use assets and related liabilities on its Consolidated Statement of Assets and Liabilities of $9.4 million related to its operating leases. The Company has no finance leases. There was no change to the Company’s Consolidated Statement of Operations or Cash Flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented.

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

12. Subsequent Events

Distribution Declaration

On April 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. This distribution represents the Company’s fifty-fifth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $15.60 per share.

In addition to the cash distribution, on April 24, 2019, the Board of Directors declared a supplemental distribution of $0.01 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.61 per share.

ATM Equity Program Issuances

Subsequent to March 31, 2019 and as of April 29, 2019, the Company sold approximately 679,000 shares of common stock for total accumulated net proceeds of approximately $8.5 million, including approximately $78,000 of offering expenses, under the Equity Distribution Agreement. As of April 29, 2019, approximately 4.6 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Share Repurchase Program

Subsequent to March 31, 2019 and as of April 29, 2019, the Company did not repurchase any shares of its common stock. As of April 29, 2019, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

Portfolio Company Developments

As of April 29, 2019, the Company held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Three of the companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to March 31, 2019 and as of April 29, 2019, our portfolio companies announced or completed the following liquidity events:

1.

In April 2019, Pinterest, Inc. (NYSE: PINS), a provider of a content sharing platform designed for collecting, organizing and sharing items from the web, completed its IPO offering of 75.0 million shares of Class A common stock at an initial public offering price of $19.00 per share on the New York Stock Exchange.

2.

In April 2019, WildTangent, Inc., a game network that powers game services for several personal computer manufacturers, was acquired by gamigo AG, a Hamburg-based publisher of free-to-play online and mobile games in Europe and North America. Terms of the acquisition were not disclosed.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 and under “Forward-Looking Statements” of this Item 2.

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

We also make investments in qualifying small businesses through HT III, which is our wholly-owned SBIC. HT III holds approximately $314.5 million in assets, which accounted for approximately 13.1% of our total assets, prior to consolidation at March 31, 2019.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.1 billion at March 31, 2019 and $1.9 billion at December 31, 2018. The fair value of our debt investment portfolio at March 31, 2019 was approximately $1.9 billion, compared to a fair value of approximately $1.7 billion December 31, 2018. The fair value of the equity portfolio at March 31, 2019 was approximately $157.0 million, compared to a fair value of approximately $120.2 million at December 31, 2018. The fair value of the warrant portfolio at March 31, 2019 was approximately $26.9 million, compared to a fair value of approximately $26.7 million at December 31, 2018.

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

Our portfolio activity for the three months ended March 31, 2019 and the year ended December 31, 2018 was comprised of the following:

(in millions)	March 31, 2019	December 31, 2018
Debt Commitments (1)
New portfolio company	$290.0	$969.2
Existing portfolio company	111.0	184.0
Total	$401.0	$1,153.2
Funded and Restructured Debt Investments (2)
New portfolio company	$155.0	$641.6
Existing portfolio company	70.8	258.2
Total	$225.8	$899.8
Funded Equity Investments
New portfolio company	$5.1	$53.4
Existing portfolio company	8.7	7.6
Total	$13.8	$61.0
Unfunded Contractual Commitments (3)
Total	$154.2	$139.0
Non-Binding Term Sheets
New portfolio company	$63.6	$55.5
Existing portfolio company	89.1	—
Total	$152.7	$55.5

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2019, we received approximately $65.8 million in aggregate principal repayments. Of the approximately $65.8 million of aggregate principal repayments, approximately $18.3 million were scheduled principal payments and approximately $47.5 million were early principal repayments related to six portfolio companies. Of the approximately $47.5 million early principal repayments, approximately $10.2 million was an early repayment due to a merger and acquisition transaction for one portfolio company.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the three months ended March 31, 2019 and the year ended December 31, 2018 was as follows:

(in millions)	March 31, 2019	December 31, 2018
Beginning portfolio	$1,880.4	$1,542.2
New fundings and restructures	239.7	960.7
Warrants not related to current period fundings	(0.1)	0.1
Principal payments received on investments	(18.3)	(90.1)
Early payoffs	(47.5)	(486.6)
Accretion of loan discounts and paid-in-kind principal	9.6	34.9
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.3)	(13.5)
New loan fees	(4.1)	(13.8)
Warrants converted to equity	—	—
Sale of investments	(8.3)	(5.9)
Loss on investments due to write offs	3.0	(25.1)
Net change in unrealized appreciation (depreciation)	27.9	(22.5)
Ending portfolio	$2,081.0	$1,880.4

As of March 31, 2019, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Three of the companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2019, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.5% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $39.8 million of unamortized fees at March 31, 2019, of which approximately $33.7 million was included as an offset to the cost basis of our current debt investments and approximately $6.1 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, we had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of our current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2019, we had approximately $29.4 million in exit fees receivable, of which approximately $26.5 million was included as a component of the cost basis of our current debt investments and approximately $2.9 million was a deferred receivable related to expired commitments. At December 31, 2018, we had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of our current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.1 million and $2.3 million in PIK income during the three months ended March 31, 2019 and 2018, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.7% and 11.9% during the three months ended March 31, 2019 and 2018, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.0% and 14.3% for the three months ended March 31, 2019 and 2018, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 11.5% and 12.5% during the three months ended March 31, 2019 and 2018, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 17.2% and -5.4% during the three months ended March 31, 2019 and 2018, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of March 31, 2019, approximately 87.9% of the fair value of our portfolio was composed of investments in five industries: 29.3% was composed of investments in the drug discovery and development industry, 28.5% was composed of investments in the software industry, 18.0% was composed of investments in the internet consumer & business services industry, 6.2% was composed of investments in the sustainable and renewable technology industry, and 5.9% was composed of investments in the Medical Devices & Equipment industry. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the three months ended March 31, 2019 and the year ended December 31, 2018, our ten largest portfolio companies represented approximately 26.2% and 28.2% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2019 and December 31, 2018, we had eight and seven investments, respectively, that represented 5% or more of our net assets. At March 31, 2019, we had six equity investments representing approximately 58.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2018, we had five equity investments which represented approximately 53.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, approximately 97.5% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of March 31, 2019, approximately 82.0% of our debt investments were in a senior secured first lien position, with 44.8% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 1.0% of our debt investments were senior secured by the equipment of the portfolio company, and 6.4% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 17.2% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.8% were unsecured.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2019, we held warrants in 126 portfolio companies, with a fair value of approximately $26.9 million. The fair value of our warrant portfolio increased by approximately $264,000, as compared to a fair value of $26.7 million at December 31, 2018 primarily related to the slight increase in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $74.8 million to exercise such warrants as of March 31, 2019. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.14x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2019 and December 31, 2018, respectively:

(in thousands)	March 31, 2019			December 31, 2018
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	11	$299,203	15.8%	13	$311,597	18.0%
2	47	1,056,371	55.7%	43	885,123	51.1%
3	25	469,683	24.7%	25	474,926	27.3%
4	7	66,532	3.5%	7	60,267	3.5%
5	3	5,275	0.3%	2	1,579	0.1%
	93	$1,897,064	100.0%	90	$1,733,492	100.0%

As of March 31, 2019, our debt investments had a weighted average investment grading of 2.19 on a cost basis, as compared to 2.18 at December 31, 2018. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve. The slight increase in weighted average investment grading at March 31, 2019 from December 31, 2018 is primarily due to an increase in positions with a credit rating of 2 and a slight decrease in positions with a credit rating of 1.

At March 31, 2019, we had two debt investments on non-accrual with a cumulative investment cost and fair value of approximately $2.4 million and $496,000, respectively. At December 31, 2018, we had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and zero fair value. The decrease in the cost of debt investments on non-accrual between March 31, 2019 and December 31, 2018 is the result of the result of the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million, and the addition of one debt investment with a lower cost basis than the one removed.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Investment Income

Interest Income

Total investment income for the three months ended March 31, 2019 was approximately $58.8 million as compared to approximately $48.7 million for the three months ended March 31, 2018.

Interest income for the three months ended March 31, 2019 totaled approximately $55.5 million as compared to approximately $43.0 million for the three months ended March 31, 2018. The increase in interest income for the three months ended March 31, 2019 as compared to the same period ended March 31, 2018, is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans and higher core yield.

Of the $55.5 million in interest income for the three months ended March 31, 2019, approximately $55.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $412,000 represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $39.3 million and $3.7 million, respectively, of the $43.0 million interest income for the three months ended March 31, 2018.

The following table shows the PIK-related activity for the three months ended March 31, 2019 and 2018, at cost:

	Three Months Ended March 31,
(in thousands)	2019	2018
Beginning PIK interest receivable balance	$12,717	$15,487
PIK interest income during the period	2,146	2,308
PIK accrued (capitalized) to principal but not recorded as income during the period	—	—
Payments received from PIK loans	(549)	(7,983)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$14,314	$9,812

The slight decrease in PIK interest income during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is due to a decrease in the weighted average principal outstanding of loans which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2019 totaled approximately $3.3 million as compared to approximately $5.7 million for the three months ended March 31, 2018. The decrease in fee income for the three months ended March 31, 2019 is primarily due to a decrease in the acceleration of unamortized fees and one-time fees due to early repayments.

Of the $3.3 million in fee income for the three months ended March 31, 2019, approximately $2.1 million represents income from recurring fee amortization and approximately $1.2 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $780,000 for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.3 million and $4.4 million, respectively, of the $5.7 million in income for the three months ended March 31, 2018.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2019 or 2018.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $29.8 million and $22.6 million during the three months ended March 31, 2019 and 2018, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $15.6 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. Interest and fee expense during the three months ended March 31, 2019, as compared to the same periods ended March 31, 2018, increased due to the issuance of our 2028 Asset-Backed Notes in January 2019 as well as interest related to our credit facilities.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.8% and 5.3% for the three months ended March 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.2 million from $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses for three months ended March 31, 2019 is primarily due to an increase in legal fees and rent expense.

Employee Compensation

Employee compensation and benefits totaled $6.6 million for the three months ended March 31, 2019 as compared to $5.8 million for the three months ended March 31, 2018. The increase between the three months ended March 31, 2019 and 2018 was primarily due to increased variable compensation expense due to meeting corporate goals and payroll related expenses.

Employee stock-based compensation totaled $3.4 million for the three months ended March 31, 2019 as compared to $2.3 million for the three months ended March 31, 2018. The increase for the comparative periods was primarily related to restricted stock award vesting and retention rewards.

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

A summary of realized gains and losses for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Realized gains	$8,838	$1,108
Realized losses	(4,283)	(6,028)
Net realized gains (losses)	$4,555	$(4,920)

During the three months ended March 31, 2019, we recognized net realized gains of $4.5 million on the portfolio. During the three months ended March 31, 2019, we recorded gross realized gains of $8.8 million primarily from the sale our holdings due to merger and acquisition transactions. These gains were partially offset by gross realized losses of $4.3 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

During the three months ended March 31, 2018, we recognized net realized losses of $4.9 million on the portfolio. During the three months ended March 31, 2018, we recorded gross realized gains of $1.1 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $6.0 million primarily from the liquidation or write-off of our debt, equity, and warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Gross unrealized appreciation on portfolio investments	$50,829	$7,797
Gross unrealized depreciation on portfolio investments	(21,019)	(29,548)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(1,880)	6,666
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	27,930	(15,085)
Other net unrealized appreciation (depreciation)	67	(112)
Total net unrealized appreciation (depreciation) on investments	$27,997	$(15,197)

During the three months ended March 31, 2019, we recorded $28.0 million of net unrealized appreciation, of which $27.9 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $3.1 million of net unrealized appreciation on our debt investments which was primarily related to $2.6 million of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off or write-off and $553,000 of net unrealized appreciation on the debt portfolio.

We recorded $23.1 million of net unrealized appreciation on our equity investments and $1.7 million of net unrealized appreciation on our warrant investments during the three months ended March 31, 2019. This net unrealized appreciation of $24.8 million was primarily attributable to $29.3 million of unrealized appreciation on the equity and warrant portfolio partially offset by $4.5 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended March 31, 2018, we recorded $15.2 million of net unrealized depreciation, of which $15.1 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $8.3 million of net unrealized depreciation on our debt investments which was primarily related to $13.5 million of unrealized depreciation on the debt portfolio. This unrealized depreciation was partially offset by $5.2 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of our portfolio companies.

We recorded $4.1 million of net unrealized depreciation on our equity investments and $2.7 million of net unrealized depreciation on our warrant investments during the three months ended March 31, 2018. This net unrealized depreciation of $6.8 million was due to $8.2 million of unrealized depreciation on the equity and warrant portfolio partially offset by $1.4 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrant investments.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740 Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. Based upon our previous election and anticipated continued qualification to be subject to taxation as a RIC, we are typically not subject to a material level of federal income taxes. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2019, we had a net increase in net assets resulting from operations of approximately $61.6 million and for the three months ended March 31, 2018, we had a net increase in net assets resulting from operations of approximately $5.9 million.

Both the basic and fully diluted net change in net assets per common share were $0.64 per share for the three months ended March 31, 2019. Both the basic and fully diluted net change in net assets per common share were $0.07 per share for the three months ended March 31, 2018.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2019 and 2018, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the

2022 Convertible Notes was excluded from these calculations for the three months ended March 31, 2019 and 2018 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

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

During the three months ended March 31, 2019, there were no shares of common stock sold under the Equity Distribution Agreement. As of March 31, 2019, approximately 5.3 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “– Subsequent Events”.

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

On May 25, 2018, we entered into the amendment to the Union Bank Facility. The amendment amends certain provisions of the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million.

On June 14, 2018, we closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock, or the June 2018 Equity Offering. The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

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

On November 1, 2018, we issued $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes. The sale of the 2027 Asset-Backed Notes generated net proceeds of approximately $197.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $3.0 million.

On December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

On December 17, 2018, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the NAV as reported in the most recently published financial statements, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We expect that the share repurchase program will be in effect until June 18, 2019, or until the approved dollar amount has been used to repurchase shares. No shares of our common stock were repurchased during three months ended March 31, 2019. During the year ended December 31, 2018, we repurchased 376,466 shares of our common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million. As of March 31, 2019, approximately $20.9 million of common stock remain eligible for repurchase under the stock repurchase plan.

On January 11, 2019, the Company entered into the Seventh Amendment to the Wells Facility. Among others, the Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00% and extends the maturity date to January 2023. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity under a $125.0 million accordion credit facility, subject to borrowing base, leverage and other restrictions.

On January 22, 2019, we issued $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes. The sale of the 2028 Asset-Backed Notes generated net proceeds of approximately $247.3 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.7 million.

On February 20, 2019, we, through a special purpose wholly-owned subsidiary, Hercules Funding IV, as borrower, entered the Union Bank Facility. The Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility.

At March 31, 2019, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with $4.6 million of borrowings outstanding on the Wells Facility, and $39.7 million of borrowings outstanding on the Union Bank Facility.

At March 31, 2019, we had $247.2 million in available liquidity, including $16.5 million in cash and cash equivalents. We had available borrowing capacity of $70.4 million under the Wells Facility and $160.3 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2019, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2019, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At March 31, 2019, we had approximately $10.1 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the three months ended March 31, 2019, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) debt offerings along with borrowings on our credit facilities.

During the three months ended March 31, 2019, our operating activities used $141.6 million of cash and cash equivalents, compared to $63.0 million provided during the three months ended March 31, 2018. This $204.6 million increase in cash used in operating activities is primarily related to a decrease of $214.3 million in early payoffs.

During the three months ended March 31, 2019, our investing activities used approximately $83,000 of cash, compared to $72,000 used during the three months ended March 31, 2018. The $11,000 increase in cash used in investing activities was due to an increase in purchase of capital equipment.

During the three months ended March 31, 2019, our financing activities provided $122.4 million of cash, compared to $36.1 million used during the three months ended March 31, 2018. The net change of $158.5 million increase in cash provided by financing activities was primarily due to the issuance of 2028 Asset-backed notes of $250.0 million, partially offset by $83.5 million repayment of the 2024 Notes.

As of March 31, 2019, net assets totaled $990.3 million, with a NAV per share of $10.26. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of March 31, 2019, our asset coverage ratio under our regulatory requirements as a BDC was 199.4% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 186.4% at March 31, 2019.

Outstanding Borrowings

At March 31, 2019 and December 31, 2018, we had the following available borrowings and outstanding amounts:

	March 31, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,783	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,121	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
2025 Notes	75,000	75,000	72,685	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,420	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,102	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,352	—	—	—
2022 Convertible Notes	230,000	230,000	225,441	230,000	230,000	225,051
Wells Facility (4)	75,000	4,583	4,583	75,000	13,107	13,107
Union Bank Facility (4)	200,000	39,683	39,683	100,000	39,849	39,849
Total	$1,369,000	$1,138,266	$1,121,170	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date.

(2)	At March 31, 2019, the total available borrowings under the SBA debentures were $149.0 million. At December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to us meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30, debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements.

Debt issuance costs, net of accumulated amortization, as of March 31, 2019 and December 31, 2018 were as follows:

(in thousands)	March 31, 2019	December 31, 2018
SBA Debentures	$1,217	$1,345
2022 Notes	1,289	1,379
2024 Notes (2)	—	1,686
2025 Notes	2,315	2,410
2033 Notes	1,580	1,573
2027 Asset-Backed Notes	2,898	2,735
2028 Asset-Backed Notes	2,648	—
2022 Convertible Notes	2,600	2,823
Wells Facility (1)	398	100
Union Bank Facility (1)	1,878	165
Total	$16,823	$14,216

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

(2)	The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three months ended March 31, 2019.

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

At March 31, 2019, we had approximately $154.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $152.7 million of non-binding term sheets outstanding to four new and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2019, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Tricida, Inc.	$35,000
Urovant Sciences Ltd.	30,000
Aldeyra Therapeutics	20,000
Arctic Wolf Networks, Inc.	10,000
Constellation Pharmaceuticals, Inc.	10,000
Businessolver.com, Inc.	9,818
DocuTAP, Inc.	6,000
Clarabridge, Inc.	5,000
Lendio, Inc.	5,000
Xometry, Inc.	4,000
Lithium Technologies, Inc.	3,623
Fastly, Inc.	3,333
Intent Media, Inc.	3,000
Emma, Inc.	2,963
Convercent, Inc.	2,500
Credible Behavioral Health, Inc.	2,500
Greenphire, Inc.	500
Insurance Technologies Corporation	500
Salsa Labs, Inc.	500
Total	$154,237

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2019:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,138,266	$—	$374,266	$199,000	$565,000
Lease and License Obligations (4)	15,320	2,840	6,142	4,826	1,512
Total	$1,153,586	$2,840	$380,408	$203,826	$566,512

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $4.6 million under the Wells Facility, and $39.7 million under the Union Credit Facility as of March 31, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $588,000 during the three months ended March 31, 2019 and approximately $451,000 during the three months ended March 31, 2018.

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

Distributions

On April 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. This distribution represents our fifty-fifth consecutive distribution since our IPO. In addition to the cash distribution, on April 24, 2019, the Board of Directors declared a supplemental distribution of $0.01 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.61 per share.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90% - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2018, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended March 31, 2019, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2019 distributions to stockholders will actually be.

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

We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

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

At March 31, 2019, approximately 97.3% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three months ended March 31, 2019.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three months ended March 31, 2019. See “— Results of Operations” for a comparison of investment income for the three months ended March 31, 2019 and 2018.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. We follow the guidelines set forth under ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Subsequent Events

Distribution Declaration

On April 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. This distribution represents the Company’s fifty-fifth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $15.60 per share.

In addition to the cash distribution, on April 24, 2019, the Board of Directors declared a supplemental distribution of $0.01 per share to be paid on May 20, 2019 to stockholders of record as of May 13, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.61 per share.

ATM Equity Program Issuances

Subsequent to March 31, 2019 and as of April 29, 2019, we sold approximately 679,000 shares of common stock for total accumulated net proceeds of approximately $8.5 million, including approximately $78,000 of offering expenses, under the Equity Distribution Agreement. As of April 29, 2019, approximately 4.6 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Share Repurchase Program

Subsequent to March 31, 2019 and as of April 29, 2019, we did not repurchase any shares of its common stock. As of April 29, 2019, approximately $20.9 million of common stock remains eligible for repurchase under the stock repurchase plan.

Portfolio Company Developments

As of April 29, 2019, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Three of the companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to March 31, 2019 and as of April 29, 2019, our portfolio companies announced or completed the following liquidity events:

1.

In April 2019, Pinterest, Inc. (NYSE: PINS), a provider of a content sharing platform designed for collecting, organizing and sharing items from the web, completed its IPO offering of 75.0 million shares of Class A common stock at an initial public offering price of $19.00 per share on the New York Stock Exchange.

2.

In April 2019, WildTangent, Inc., a game network that powers game services for several personal computer manufacturers, was acquired by gamigo AG, a Hamburg-based publisher of free-to-play online and mobile games in Europe and North America. Terms of the acquisition were not disclosed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2019, approximately 97.5% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
25	$4,414	$9	$4,405	$0.05
50	$9,053	$19	$9,034	$0.09
75	$13,742	$28	$13,714	$0.14
100	$18,431	$37	$18,394	$0.19
200	$37,225	$75	$37,150	$0.39
300	$56,032	$112	$55,920	$0.58

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2019, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 21, 2019.

As an internally managed business development company, we are dependent upon key management personnel for their time availability and for our future success, particularly Scott Bluestein, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed business development company, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our senior management. We depend upon the members of our senior management, particularly Mr. Bluestein, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Bluestein or any senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with Mr. Bluestein or our senior management that restricts them from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect. In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500,000 in the aggregate in any year. We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2019 that represent greater than 5% of our net assets:

	March 31, 2019
(in thousands)	Fair Value	Percentage of Net Assets
Paratek Pharmaceuticals, Inc.	$71,595	7.2%
EverFi, Inc.	61,662	6.2%
BridgeBio Pharma LLC	57,824	5.8%
Businessolver.com, Inc.	54,682	5.5%
Lithium Technologies, Inc.	53,859	5.4%
Fuze, Inc.	52,722	5.3%
Mesoblast	50,204	5.1%
Impossible Foods, Inc.	49,875	5.0%
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic disease.
•

Businessolver.com, Inc. is a technology company that provides a cloud-based SaaS platform for employee benefit administration designed to manage and monitor enrollment and payroll dashboards with real-time data.

•	Lithium Technologies, Inc. is technology company that develops a software platform that helps customers to connect, engage, and understand their total community.
•	Fuze, Inc. is a technology company that provides a cloud-based unified communications-as-a-service platform to server message block, mid-market, and small enterprise customers worldwide.
•	Mesoblast is a biopharmaceutical company that develops and commercializes allogeneic cellular medicines.
•

Impossible Foods, Inc. is a sustainable and renewable technology company that develops meats and cheeses from plants. It observes animal products at the molecular level, and selects specific proteins and nutrients from greens, seeds, and grains to recreate meats and dairy products.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2019, we issued 46,889 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $632,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

ExhibitNumber	Description
4.1	Indenture, dated as of January 22, 2019, between Hercules Capital Funding Trust 2019-1, as Issuer, and U.S. Bank National Association, as Trustee.(2)
4.2	Amended and Restated Trust Agreement, dated as of January 22, 2019, between Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(2)
10.1

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 11, 2019, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(1)

10.2

Sale and Servicing Agreement, dated as of January 22, 2019, by and among Hercules Capital Funding Trust 2019-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and U.S. Bank National Association, as Trustee, Backup Servicer, Custodian and Securities Intermediary.(2)

10.3	Sale and Contribution Agreement, dated as of January 22, 2019, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2019-1 LLC, as Trust Depositor.(2)
10.4

Note Purchase Agreement, dated as of January 14, 2019, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2019-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser.(2)

10.5

Administration Agreement, dated January 22, 2019, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2019-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee.(2)

10.6	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(3)
10.7	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(3)
10.8	Form of Restricted Stock Unit Award Agreement.(3)
10.9	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(3)
10.10	Form of Restricted Stock Award Agreement (Director Plan).(3)
10.11	Form of Nonstatutory Stock Option Award Agreement.(3)
10.12	Form of Incentive Stock Option Award Agreement.(3)
10.13

Loan and Security Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(4)

10.14

Sale and Servicing Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(4)

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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2019

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2018 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of March 31, 2019 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$551	$—	$14,401	$12	$—	$490	$14,903
	Preferred Stock	—	—	23,402	—	—	4,346	27,748
	Common Stock	—	—	1,688	—	—	314	2,002
Total Majority Owned Control Investments		$551	$—	$39,491	$12	$—	$5,150	$44,653
Other Control Investments
Tectura Corporation(5)	Senior Debt	$473	$—	$18,128	$157	$—	$(8,025)	$10,260
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$473	$—	$18,128	$157	$—	$(8,025)	$10,260
Total Control Investments		$1,024	$—	$57,619	$169	$—	$(2,875)	$54,913

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$—	$178	$—	$—	$109	$287
	Preferred Stock	—	—	6,799	1,632	—	12	8,443
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	508	—	11,404	1,158	—	—	12,562
	Common Stock	—	—	3,115	—	—	(1,340)	1,775
Total Affiliate Investments		$508	$—	$21,496	$2,790	$—	$(1,219)	$23,067
Total Control and Affiliate Investments		$1,532	$—	$79,115	$2,959	$—	$(4,094)	$77,980

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(7)	As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2019

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,741	$14,903
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	27,748
	Diversified Financial Services	Common Stock			830,000	1,884	2,002
Total Gibraltar Business Capital, LLC						$42,747	$44,653
Total Majority Owned Control Investments (4.51%)*						$42,747	$44,653
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,081	$21,081	$10,260
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,221	$10,260
Total Other Control Investments (1.04%)*						$22,221	$10,260
Total Control Investments (5.55%)*						$64,968	$54,913

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$427
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	123
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	3,628
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,240	4,265
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	573	287
Total Optiscan BioMedical, Corp.						$13,725	$8,730
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	$10,286	$10,287
	Sustainable and Renewable Technology	Senior Secured Debt	June 2019	PIK Interest 10.00%	$666	666	666
	Sustainable and Renewable Technology	Senior Secured Debt	June 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,609	1,609	1,609
	Sustainable and Renewable Technology	Common Stock			380	61,502	1,775
	Sustainable and Renewable Technology	Common Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,063	$14,337
Total Affiliate Investments (2.33%)*						$87,788	$23,067
Total Control and Affiliate Investments (7.88%)*						$152,756	$77,980

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: May 2, 2019	/S/ SCOTT BLUESTEIN
Scott Bluestein
Interim Chief Executive Officer, and Chief Investment Officer

Dated: May 2, 2019	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer