Form 10-Q
period 2019-06-30
Hercules Capital, Inc.
filed 2019-08-01
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

On July 29, 2019, there were 104,570,273 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,162,377 and $1,830,725, respectively)	$2,174,691	$1,801,258
Control investments (cost of $65,143 and $64,799, respectively)	55,894	57,619
Affiliate investments (cost of $88,142 and $85,000, respectively)	21,414	21,496
Total investments in securities, at value (cost of $2,315,662 and $1,980,524, respectively)	2,251,999	1,880,373
Cash and cash equivalents	13,261	34,212
Restricted cash	15,339	11,645
Interest receivable	18,206	16,959
Right of use asset (1)	8,493	—
Other assets	4,269	2,002
Total assets	$2,311,567	$1,945,191

Liabilities
Accounts payable and accrued liabilities	$27,274	$25,961
Operating lease liability (1)	8,530	—
SBA Debentures, net (principal of $149,000 and $149,000, respectively)	147,910	147,655
2022 Notes, net (principal of $150,000 and $150,000, respectively) (2)	148,252	147,990
2024 Notes, net (principal of $0 and $83,510, respectively) (2)	—	81,852
2025 Notes, net (principal of $75,000 and $75,000, respectively) (2)	72,780	72,590
2033 Notes, net (principal of $40,000 and $40,000, respectively) (2)	38,447	38,427
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (2)	197,171	197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (2)	247,266	—
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (2)	225,832	225,051
Credit Facilities	93,421	52,956
Total liabilities	$1,206,883	$989,747

Net assets consist of:
Common stock, par value	104	96
Capital in excess of par value	1,149,774	1,052,269
Total distributable earnings (loss) (3)	(45,194)	(92,859)
Treasury Stock, at cost, no shares as of June 30, 2019 and 376,466 shares as of December 31, 2018	—	(4,062)
Total net assets	$1,104,684	$955,444
Total liabilities and net assets	$2,311,567	$1,945,191

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	104,282	96,501
Net asset value per share	$10.59	$9.90

(1)	See “Note 2 – Summary of Significant Accounting Policies” for a description of Right of use asset and Operating lease liability.
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

See notes to consolidated financial statements

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Restricted Cash	$15,339	$11,645
2027 Asset-Backed Notes, investments in securities, at value (cost of $298,584 and $279,373, respectively)	293,149	277,781
2028 Asset-Backed Notes, investments in securities, at value (cost of $363,734 and $0, respectively)	365,745	—
Total assets	$674,233	$289,426

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,171	$197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (1)	247,266	—
Total liabilities	$444,437	$197,265

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income:
Interest income
Non-control/Non-affiliate investments	$59,932	$44,535	$113,872	$86,369
Control investments	1,040	841	2,064	1,427
Affiliate investments	738	500	1,247	1,061
Total interest income	61,710	45,876	117,183	88,857
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	5,028	1,930	7,478	4,370
Control investments	4	—	8	—
Affiliate investments	72	84	160	192
Total commitment, facility and loan fee income	5,104	2,014	7,646	4,562
One-time fee income
Non-control/Non-affiliate investments	2,450	1,672	3,230	4,843
Total one-time fee income	2,450	1,672	3,230	4,843
Total fee income	7,554	3,686	10,876	9,405
Total investment income	69,264	49,562	128,059	98,262
Operating expenses:
Interest	13,515	9,878	26,070	19,264
Loan fees	1,646	3,362	4,655	4,537
General and administrative
Legal expenses	1,963	637	2,626	1,212
Other expenses	3,832	3,037	7,322	6,471
Total general and administrative	5,795	3,674	9,948	7,683
Employee compensation
Compensation and benefits	9,190	7,017	15,813	12,775
Stock-based compensation	3,851	2,857	7,273	5,166
Total employee compensation	13,041	9,874	23,086	17,941
Total operating expenses	33,997	26,788	63,759	49,425
Net investment income	35,267	22,774	64,300	48,837
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	4,271	(3,953)	8,826	(7,465)
Control investments	—	(2,900)	—	(4,308)
Affiliate investments	—	(2,058)	—	(2,058)
Total net realized gain (loss) on investments	4,271	(8,911)	8,826	(13,831)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	9,794	32,700	41,884	18,360
Control investments	808	3,957	(2,068)	3,337
Affiliate investments	(2,009)	1,540	(3,226)	1,303
Total net unrealized appreciation (depreciation) on investments	8,593	38,197	36,590	23,000
Total net realized and unrealized gain (loss)	12,864	29,286	45,416	9,169
Net increase (decrease) in net assets resulting from operations	$48,131	$52,060	$109,716	$58,006

Net investment income before investment gains and losses per common share:
Basic	$0.36	$0.26	$0.66	$0.57
Change in net assets resulting from operations per common share:
Basic	$0.49	$0.59	$1.13	$0.67
Diluted	$0.49	$0.59	$1.12	$0.67
Weighted average shares outstanding
Basic	98,223	87,125	97,226	85,868
Diluted	98,737	87,199	97,630	85,939
Distributions paid per common share:
Basic	$0.33	$0.31	$0.64	$0.62

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended June 30, 2019	Shares	Par Value	of par value	(loss)(2)	Stock	Assets
Balance at March 31, 2019	96,543	$96	$1,051,427	$(61,174)	$—	$990,349
Net increase (decrease) in net assets resulting from operations	—	—	—	48,131	—	48,131
Public offering, net of offering expenses	7,700	8	95,436	—	—	95,444
Issuance of common stock due to stock option exercises	1	—	7	—	—	7
Retired shares from net issuance	(1)	—	(7)	—	—	(7)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	—	—	—	—
Retired shares for restricted stock vesting	(13)	—	(196)	—	—	(196)
Distributions reinvested in common stock	42	—	557	—	—	557
Distributions	—	—	—	(32,151)	—	(32,151)
Stock-based compensation (1)	—	—	2,550	—	—	2,550
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	109,716	—	109,716
Public offering, net of offering expenses	7,700	8	95,415	—	—	95,423
Issuance of common stock due to stock option exercises	14	—	161	—	—	161
Retired shares from net issuance	(12)	—	(166)	—	—	(166)
Issuance of common stock under restricted stock plan	58	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(68)	—	(887)	—	—	(887)
Distributions reinvested in common stock	89	—	1,189	—	—	1,189
Distributions	—	—	—	(62,051)	—	(62,051)
Stock-based compensation (1)	—	—	5,855	—	—	5,855
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684

(1)	Stock-based compensation includes $24 and $31 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2019, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2018	Shares	Par Value	of par value	(loss)(2)	Assets
Balance at March 31, 2018	85,239	$85	$916,738	$(88,092)	$828,731
Net increase (decrease) in net assets resulting from operations	—	—	—	52,060	52,060
Public offering, net of offering expenses	9,008	9	106,665	—	106,674
Issuance of common stock due to stock option exercises	—	—	1	—	1
Retired shares from net issuance	—	—	(1)	—	(1)
Issuance of common stock under restricted stock plan	—	—	—	—	—
Retired shares for restricted stock vesting	(21)	—	(242)	—	(242)
Distributions reinvested in common stock	34	—	428	—	428
Distributions	—	—	—	(26,678)	(26,678)
Stock-based compensation (1)	—	—	2,724	—	2,724
Balance at June 30, 2018	94,260	$94	$1,026,313	$(62,710)	$963,697

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	58,006	58,006
Public offering, net of offering expenses	9,486	9	112,617	—	112,626
Issuance of common stock due to stock option exercises	38	—	433	—	433
Retired shares from net issuance	(36)	—	(447)	—	(447)
Issuance of common stock under restricted stock plan	336	—	—	—	—
Retired shares for restricted stock vesting	(57)	—	(688)	—	(688)
Distributions reinvested in common stock	69	—	854	—	854
Distributions	—	—	—	(53,097)	(53,097)
Stock-based compensation (1)	—	—	5,043	—	5,043
Balance at June 30, 2018	94,260	$94	$1,026,313	$(62,710)	$963,697

(1)	Stock-based compensation includes $10 and $20 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2018, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$109,716	$58,006
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(607,847)	(563,744)
Principal and fee payments received on investments	267,654	414,347
Proceeds from the sale of investments	21,264	9,768
Net unrealized depreciation (appreciation) on investments	(36,590)	(23,000)
Net realized loss (gain) on investments	(8,826)	13,831
Accretion of paid-in-kind principal	(4,310)	(4,696)
Accretion of loan discounts	(1,510)	(1,562)
Accretion of loan discount on convertible notes	336	336
Accretion of loan exit fees	(11,253)	(8,923)
Change in deferred loan origination revenue	10,787	3,415
Unearned fees related to unfunded commitments	1,898	1,616
Amortization of debt fees and issuance costs	3,956	3,999
Depreciation	101	94
Stock-based compensation and amortization of restricted stock grants (1)	5,855	5,043
Change in operating assets and liabilities:
Interest and fees receivable	(1,247)	(2,146)
Prepaid expenses and other assets	(11,453)	518
Accounts payable	(191)	244
Accrued liabilities	10,136	(1,016)
Net cash provided by (used in) operating activities	(251,524)	(93,870)

Cash flows from investing activities:
Purchases of capital equipment	(241)	(116)
Net cash provided by (used in) investing activities	(241)	(116)

Cash flows from financing activities:
Issuance of common stock, net	95,379	112,626
Retirement of employee shares	(850)	(701)
Distributions paid	(60,862)	(52,243)
Issuance of 2028 Asset-Backed Notes	250,000	—
Repayments of 2024 Notes	(83,510)	(100,000)
Repayments of 2021 Asset-Backed Notes	—	(18,065)
Borrowings of credit facilities	405,192	150,700
Repayments of credit facilities	(364,727)	(92,377)
Cash paid for debt issuance costs	(3,117)	(519)
Fees paid for credit facilities and debentures	(2,997)	(83)
Net cash provided by (used in) financing activities	234,508	74,338
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,257)	(19,648)
Cash, cash equivalents and restricted cash at beginning of period	45,857	94,995
Cash, cash equivalents and restricted cash at end of period	$28,600	$75,347

Supplemental non-cash investing and financing activities:
Distributions reinvested	1,189	854

(1)	Stock-based compensation includes $31 and $20 of restricted stock and option expense related to director compensation for the six months ended June 30, 2019 and 2018, respectively.

See notes to consolidated financial statements

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash and cash equivalents	$13,261	$59,461
Restricted cash	15,339	15,886
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$28,600	$75,347

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (11)	Biotechnology Tools	Senior Secured	March 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 5.52% Exit Fee	$4,999	$5,199	$5,199
Subtotal: Under 1 Year Maturity						5,199	5,199
Subtotal: Biotechnology Tools (0.47%)*						5,199	5,199
Consumer & Business Products
1-5 Years Maturity
WHOOP, INC. (12)	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 8.50%, 6.95% Exit Fee	$6,000	6,142	6,153
Subtotal: 1-5 Years Maturity						6,142	6,153
Subtotal: Consumer & Business Products (0.56%)*						6,142	6,153
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,754	14,754
Pico Quantitative Trading LLC (18)	Diversified Financial Services	Senior Secured	June 2024	Interest rate PRIME + 5.30% or Floor rate of 10.80%	$30,000	29,518	29,518
Subtotal: 1-5 Years Maturity						44,272	44,272
Subtotal: Diversified Financial Services (4.01%)*						44,272	44,272
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 9.50%, 4.14% Exit Fee	$40,000	40,401	40,393
Subtotal: 1-5 Years Maturity						40,401	40,393
Subtotal: Drug Delivery (3.66%)*						40,401	40,393
Drug Discovery & Development
Under 1 Year Maturity
Brickell Biotech, Inc. (12)	Drug Discovery & Development	Senior Secured	September 2019	Interest rate PRIME + 5.70% or Floor rate of 9.20%, 7.82% Exit Fee	$3,199	3,763	2,802
Subtotal: Under 1 Year Maturity						3,763	2,802
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,988	10,023
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$10,000	10,218	10,246
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$10,000	10,361	10,421
Total Aveo Pharmaceuticals, Inc.					$20,000	20,579	20,667
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$40,248	39,803	39,873
BridgeBio Pharma LLC (13)(16)	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 6.35% Exit Fee	$35,000	35,392	36,163
	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,098	20,433
	Drug Discovery & Development	Senior Secured	July 2022	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	19,857	20,433
Total BridgeBio Pharma LLC					$75,000	75,347	77,029
Chemocentryx, Inc. (10)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,123	20,671
Constellation Pharmaceuticals, Inc. (10)(12)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$20,000	19,946	19,946
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	19,676	19,676
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$13,465	13,844	13,846
Mesoblast (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$50,000	50,784	50,889
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$15,769	16,600	16,596
Motif BioSciences Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.15% Exit Fee	$7,099	7,093	3,516
Myovant Sciences, Ltd. (5)(10)(11)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	40,875	40,966
Nabriva Therapeutics (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$25,000	25,028	25,148
Paratek Pharmaceuticals, Inc. (11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$40,000	41,129	41,338

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.50% Exit Fee	$10,000	$10,310	$10,350
	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 2.25% Exit Fee	$10,000	10,123	10,144
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,127	10,130
Total Paratek Pharmaceuticals, Inc.					$70,000	71,689	71,962
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$17,220	17,901	17,957
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,350	29,350
Tricida, Inc. (11)(15)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 14.10% Exit Fee	$40,000	40,013	40,420
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,822	36,048
Urovant Sciences, Ltd. (5)(10)(13)(17)	Drug Discovery & Development	Senior Secured	March 2023	Interest rate PRIME + 4.65% or Floor rate of 10.15%, 4.25% Exit Fee	$15,000	14,833	14,833
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	4,980	5,025
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,004	5,049
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	4,998	5,037
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	9,973	10,063
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	9,935	10,025
Total Verastem, Inc.					$35,000	34,890	35,199
X4 Pharmaceuticals, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 7.98% Exit Fee	$20,000	19,871	19,880
Subtotal: 1-5 Years Maturity						624,055	624,495
Subtotal: Drug Discovery & Development (56.79%)*						627,818	627,297
Electronics & Computer Hardware
1-5 Years Maturity
908 DEVICES INC. (15)	Electronics & Computer Hardware	Senior Secured	June 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 4.25% Exit Fee	$10,000	10,165	10,104
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$10,574	10,779	7,589
Subtotal: 1-5 Years Maturity						20,944	17,693
Subtotal: Electronics & Computer Hardware (1.60%)*						20,944	17,693
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)(16)	Healthcare Services, Other	Senior Secured	June 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$60,000	60,635	60,885
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,939	19,966
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,965	9,977
Total PH Group Holdings					$30,000	29,904	29,943
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,500	9,324	9,324
Subtotal: 1-5 Years Maturity						99,863	100,152
Subtotal: Healthcare Services, Other (9.07%)*						99,863	100,152
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	June 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, PIK Interest 1.70%, 2.80% Exit Fee	$15,420	15,314	15,355
Planet Labs, Inc.	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$20,000	19,345	19,345
YIPIT, LLC (17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 5.55% or Floor rate of 5.55%	$10,625	10,395	10,395
Subtotal: 1-5 Years Maturity						45,054	45,095
Subtotal: Information Services (4.08%)*						45,054	45,095
Internet Consumer & Business Services
Under 1 Year Maturity
LogicSource (12)	Internet Consumer & Business Services	Senior Secured	October 2019	Interest rate PRIME + 6.25% or Floor rate of 9.75%, 5.00% Exit Fee	$1,277	1,697	1,697
Subtotal: Under 1 Year Maturity						1,697	1,697

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
1-5 Years Maturity
Adroll, Inc (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,002	$19,804	$19,804
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,158	20,276
Arctic Wolf Networks, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$30,000	29,825	29,825
Cloudpay, Inc. (5)(10)(11)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$11,000	11,156	11,250
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,770	3,739	3,765
Convercent, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.55% or Floor rate of 7.80%, PIK Interest 2.95%, 1.00% Exit Fee	$10,112	10,031	10,095
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 8.65%, PIK Interest 2.30%	$61,439	61,402	62,167
Fastly, Inc. (11)(17)(19)	Internet Consumer & Business Services	Senior Secured	December 2021	Interest rate PRIME + 4.25%, 1.50% Exit Fee	$6,667	6,593	6,593
First Insight, Inc. (15)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$10,000	9,852	9,884
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$2,078	2,078	2,092
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 7.00%	$750	750	748
Total Greenphire, Inc.					$2,828	2,828	2,840
Intent (p.k.a. Intent Media, Inc.) (12)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%	$15,200	15,093	15,074
Lendio, Inc. (11)(17)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 5.25% Exit Fee	$5,000	4,929	4,929
Patron Technology (18)	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$32,500	31,535	31,535
Postmates, Inc. (17)(19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	19,976	20,118
SeatGeek, Inc. (14)(17)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$15,000	14,521	14,521
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,255	42,636	42,777
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,083	4,951	4,972
Total Snagajob.com, Inc.					$47,338	47,587	47,749
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,243	21,243	9,670
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$31,923	21,483	9,670
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.45% or Floor rate of 7.95%, PIK Interest 1.50%, 2.95% Exit Fee	$25,100	24,823	24,823
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$18,717	18,584	18,589
Xometry, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.09% Exit Fee	$11,000	11,163	11,304
Subtotal: 1-5 Years Maturity						385,082	374,811
Subtotal: Internet Consumer & Business Services (34.08%)*						386,779	376,508
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 3.12% Exit Fee	$15,467	15,481	15,784
Subtotal: 1-5 Years Maturity						15,481	15,784
Subtotal: Media/Content/Info (1.43%)*						15,481	15,784
Medical Devices & Equipment
Under 1 Year Maturity
Micell Technologies, Inc. (8)	Medical Devices & Equipment	Senior Secured	August 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$1,657	2,069	515

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Quanta Fluid Solutions (5)(10)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$3,603	$4,183	$4,183
Subtotal: Under 1 Year Maturity						6,252	4,698
1-5 Years Maturity
Flowonix Medical Incorporated (11)(14)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, PIK Interest 0.5%, 7.95% Exit Fee	$15,043	15,087	15,183
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$16,345	16,702	16,769
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,646	7,669
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,368	18,496
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,337	11,301
Transenterix, Inc. (10)(11)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$30,000	30,283	30,073
Subtotal: 1-5 Years Maturity						99,423	99,491
Subtotal: Medical Devices & Equipment (9.43%)*						105,675	104,189
Semiconductors
1-5 Years Maturity
Elenion Technologies Corporation (13)(14)	Semiconductors	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, PIK Interest 2.25%, 5.00% Exit Fee	$10,071	10,053	10,053
Subtotal: 1-5 Years Maturity						10,053	10,053
Subtotal: Semiconductors (0.91%)*						10,053	10,053
Software
Under 1 Year Maturity
Lightbend, Inc. (14)(15)	Software	Senior Secured	December 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%, 9.95% Exit Fee	$2,006	2,045	2,045
Subtotal: Under 1 Year Maturity						2,045	2,045
1-5 Years Maturity
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 7.88%	$39,502	38,756	39,151
Businessolver.com, Inc. (11)(16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$55,208	54,298	54,847
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 7.50%	$765	765	765
Total Businessolver.com, Inc.					$55,973	55,063	55,612
Clarabridge, Inc. (12)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$42,756	42,368	42,795
Cloud 9 Software (13)(17)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,500	9,316	9,316
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,058	15,145
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	May 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$40,000	39,521	39,614
Credible Behavioral Health, Inc. (11)(14)	Software	Senior Secured	September 2021	Interest rate PRIME + 3.20% or Floor rate of 7.95%, PIK Interest 3.30%	$7,700	7,639	7,639
Dashlane, Inc. (11)(14)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 9.25% Exit Fee	$10,123	10,287	10,445
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,025	9,764	9,764
Total Dashlane, Inc.					$20,148	20,051	20,209
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,430	5,431
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,100	3,988	3,993
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,045	4,961	5,089
Total Evernote Corporation					$14,694	14,379	14,513
FPX, LLC (13)(17)	Software	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.65% or Floor rate of 9.65%	$6,000	5,883	5,883
Fuze, Inc. (13)(14)(15)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.55%, 3.55% Exit Fee	$51,531	52,048	53,055
Insurance Technologies Corporation (11)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.82% or Floor rate of 8.75%	$12,500	12,283	12,408
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66%	$8,933	$8,712	$8,712
Lastline, Inc. (19)	Software	Senior Secured	July 2022	Interest rate PRIME + 5.45% or Floor rate of 10.95%	$6,000	5,799	5,799
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$16,342	16,090	16,151
Lithium Technologies, Inc. (11)	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,809	11,809
	Software	Senior Secured	October 2022	Interest rate 1-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,118	42,118
Total Lithium Technologies, Inc.					$55,000	53,927	53,927
Nuvolo Technologies Corporation (19)	Software	Senior Secured	April 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$10,000	9,832	9,832
OrthoFi, Inc (13)(18)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,376	17,376
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,291	7,246
Quid, Inc. (11)(14)(15)	Software	Senior Secured	November 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, PIK Interest 2.25%, 3.61% Exit Fee	$13,100	13,278	13,317
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,123	3,164	1,591
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,904	5,964
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$150	150	150
Total Salsa Labs, Inc.					$6,150	6,054	6,114
ThreatConnect, Inc. (13)(17)(19)	Software	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.25% or Floor rate of 9.25%	$10,000	9,852	9,852
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$19,500	19,055	19,055
ZeroFox, Inc.	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$15,000	14,830	14,830
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,114	30,236
Subtotal: 1-5 Years Maturity						527,739	529,378
Greater than 5 Years Maturity
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 3-month LIBOR + 8.50% or Floor rate of 9.50%	$29,333	28,634	28,634
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 7.75%	$20,000	19,796	19,796
Subtotal: Greater than 5 Years Maturity						48,430	48,430
Subtotal: Software (52.49%)*						578,214	579,853
Sustainable and Renewable Technology
Under 1 Year Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$7,070	7,395	7,266
	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 5.40% or Floor rate of 9.90%	$6,432	6,216	6,108
Total FuelCell Energy, Inc.					$13,502	13,611	13,374
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)(19)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 13.70%, 6.67% Exit Fee	$10,000	10,614	10,614
	Sustainable and Renewable Technology	Senior Secured	July 2019	PIK Interest 10.00%	$683	683	683
	Sustainable and Renewable Technology	Senior Secured	July 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,620	1,620	1,620
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,303	12,917	12,917
Subtotal: Under 1 Year Maturity						26,528	26,291
1-5 Years Maturity
Impossible Foods, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	50,656	50,680
Metalysis Limited (5)(8)(10)(11)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$3,935	4,177	1,954
Proterra, Inc. (11)(14)	Sustainable and Renewable Technology	Senior Secured	May 2021	Interest rate PRIME + 5.05% or Floor rate of 10.55%, PIK Interest 1.75%	$10,012	9,956	9,991
Subtotal: 1-5 Years Maturity						64,789	62,625
Subtotal: Sustainable and Renewable Technology (8.05%)*						91,317	88,916
Total: Debt Investments (186.62%)*						2,077,212	2,061,557

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$4,482
Subtotal: Communications & Networking (0.41%)*					1,230	4,482
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	414
Subtotal: Diagnostic (0.04%)*					750	414
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,117
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	29,353
Total Gibraltar Business Capital, LLC				11,432,752	28,006	31,470
Subtotal: Diversified Financial Services (2.85%)*					28,006	31,470
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	447
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	780
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	3,244
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	161
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	15
Subtotal: Drug Delivery (0.42%)*					4,645	4,647
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	1,280
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	101
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,578	2,000	5,491
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	649
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	799
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	12
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	80
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	466
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	109
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	50,771	717	1,300
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	10,364	2,000	69
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	304
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	14
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	26
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	37,175	718	2,784
Subtotal: Drug Discovery & Development (1.22%)*					19,038	13,484
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	5,094
Subtotal: Healthcare Services, Other (0.46%)*					5,094	5,094
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	366,316	5,773	17,120
Subtotal: Information Services (1.55%)*					5,773	17,120
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	41
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	495
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	14,422
Lightspeed POS, Inc. (4)(5)(10)	Internet Consumer & Business Services	Equity	Common Stock	107,177	500	2,975
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	13,189
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	6,101
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	2,065
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	785
Total OfferUp, Inc.				394,790	2,295	2,850
Oportun	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	953
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	400
Total Oportun				306,153	500	1,353

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	$900	$—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (3.75%)*					26,355	41,426
Media/Content/Info
Pinterest, Inc. (4)	Media/Content/Info	Equity	Preferred Series Seed	206,666	4,085	5,625
Subtotal: Media/Content/Info (0.51%)*					4,085	5,625
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	199,649	—	969
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	1,021
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	973
Total Gelesis, Inc.				582,485	925	2,963
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	411
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	117
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	3,456
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,240	4,138
Total Optiscan Biomedical, Corp.				1,139,269	13,152	8,122
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	543
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	13,281	157	449
Subtotal: Medical Devices & Equipment (1.09%)*					17,166	12,077
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	97
Docker, Inc.	Software	Equity	Common Stock	200,000	4,284	4,452
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,605
	Software	Equity	Preferred Series 3	93,620	300	388
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	1,993
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	49
	Software	Equity	Preferred Series E	1,749,089	10,489	8,997
	Software	Equity	Preferred Series G	326,797	2,211	1,680
Total Palantir Technologies				2,085,421	12,747	10,726
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,003
Subtotal: Software (1.93%)*					22,438	21,271
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	8
	Surgical Devices	Equity	Preferred Series C	656,538	282	25
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	79
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	132
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	141
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	196
Total Gynesonics, Inc.				9,595,178	1,941	581
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	4,714
Subtotal: Surgical Devices (0.48%)*					4,491	5,295
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,000
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	10
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	398
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	380	61,501	125
Subtotal: Sustainable and Renewable Technology (0.23%)*					64,501	2,533
Total: Equity Investments (14.93%)*					203,572	164,938

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	$—	$9
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	9
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	353
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
WHOOP, INC.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	7
Subtotal: Consumer & Business Products (0.03%)*					841	360
Drug Delivery
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	44
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	925
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	389	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	2,515	116	—
ZP Opco, Inc. (4)	Drug Delivery	Warrant	Common Stock	3,618	265	—
Subtotal: Drug Delivery (0.09%)*					1,860	969
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	40
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	37
Brickell Biotech, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	26,086	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	18
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	123
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	121
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	23
Fortress Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	7
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	50,391	431	81
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	8,109	626	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	10
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	134
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	5,783	77	—
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	9
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	232
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	American Depositary Shares	41,667	158	103
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	685
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	123,637	979	2,719
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	33,259	143	83
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	25,000	314	102
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	2
Subtotal: Drug Discovery & Development (0.41%)*					8,605	4,529
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	55
Subtotal: Electronics & Computer Hardware (0.00%)*					101	55
Healthcare Services, Other
Chromadex Corporation (4)	Healthcare Services, Other	Warrant	Common Stock	139,673	157	191
Subtotal: Healthcare Services, Other (0.02%)*					157	191
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	134
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	396
Planet Labs, Inc.	Information Services	Warrant	Common Stock	54,832	565	549
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.10%)*					1,384	1,079
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	$636	$9
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	4,960	45	12
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	36
Fastly, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	76,098	71	617
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	116
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	114
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	437
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,458
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	57
Lightspeed POS, Inc. (4)(5)(10)	Internet Consumer & Business Services	Warrant	Common Stock	61,402	20	1,095
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	84
Oportun	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	574
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	153
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	35
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	137,976	662	682
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	108
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	43
TotalSnagajob.com, Inc.				3,011,537	844	151
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	3
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	342
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	102,821	124	492
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	260
Subtotal: Internet Consumer & Business Services (0.70%)*					5,741	7,727
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	2,000
Napster	Media/Content/Info	Warrant	Common Stock	715,755	383	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	2
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	347	—
Subtotal: Media/Content/Info (0.18%)*					2,694	2,002
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Avedro, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	67,415	401	774
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	229
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	301
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
Micell Technologies, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-2	84,955	262	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	28
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	250

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	$402	$282
Quanterix Corporation (4)	Medical Devices & Equipment	Warrant	Common Stock	66,039	204	1,144
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	42
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	61	34
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	351
Subtotal: Medical Devices & Equipment (0.31%)*					4,636	3,435
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	88
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	366
Total Achronix Semiconductor Corporation				1,110,000	259	454
Elenion Technologies Corporation	Semiconductors	Warrant	Preferred Series C	225	8	6
Subtotal: Semiconductors (0.04%)*					267	460
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	53
	Software	Warrant	Preferred Series F	31,673	343	64
Total Actifio, Inc.				105,257	592	117
CareCloud Corporation (15)	Software	Warrant	Preferred Series B	413,433	257	25
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	539,818	167	1
	Software	Warrant	Preferred Series C	592,019	730	1
	Software	Warrant	Preferred Series C-A	2,218,214	231	20
Total Clickfox, Inc.				3,350,051	1,128	22
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	61
Couchbase, Inc.	Software	Warrant	Common Stock	188,127	344	153
Dashlane, Inc.	Software	Warrant	Common Stock	239,852	219	481
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	117
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	95
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lastline, Inc.	Software	Warrant	Common Stock	363,636	133	137
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	50
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	825
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	93
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	700
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	1
	Software	Warrant	Preferred Series E	40,261	1	—
Total Quid, Inc.				111,837	2	1
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	6
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	14
Signpost, Inc.	Software	Warrant	Preferred Series C	324,005	314	31
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	486,263	57	61
Subtotal: Software (0.27%)*					4,312	2,989
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	76
Subtotal: Specialty Pharmaceuticals (0.01%)*					861	76
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	4
	Surgical Devices	Warrant	Preferred Series D	1,575,965	321	20
Total Gynesonics, Inc.				1,756,445	395	24
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	138	898
Subtotal: Surgical Devices (0.08%)*					533	922
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	443
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	$548	$—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	161
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	52
Total Kinestral Technologies, Inc.				456,883	218	213
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	44
	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	1
Total Proterra, Inc.				514,147	42	45
Rive Technology, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series E	234,477	13	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Common Stock	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Subtotal: Sustainable and Renewable Technology (0.06%)*					2,468	701
Total: Warrant Investments (2.31%)*					34,878	25,504
Total Investments in Securities (203.86%)*					$2,315,662	$2,251,999

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.50% at June 30, 2019. 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 2.40%, 2.40% and 2.28%, respectively, at June 30, 2019.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $80.4 million, $159.2 million and $78.8 million, respectively. The tax cost of investments is $2.3 billion.

(4)

Except for warrants in 39 publicly traded companies and common stock in 24 publicly traded companies, all investments are restricted at June 30, 2019 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at June 30, 2019, and is therefore considered non-income producing. Note that at June 30, 2019, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation. At June 30, 2019, only the $1.6 million and $683,000 loans are on non-accrual for the Company’s debt investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.).

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at June 30, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at June 30, 2019. Refer to Note 10.
(18)

Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.

(19)	Denotes second lien senior secured debt.

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations or limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the portfolio investments held by these subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

At June 30, 2019, approximately 97.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(2) preliminary valuation conclusions are then documented and business-based assumptions are discussed with the Company’s investment committee;

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2019 and as of December 31, 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning of the period, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2019, transfers out of Level 2 and into Level 1 due to exercise of public warrants into public equity included Uniqure B.V. ($468,000), Concert Pharmaceuticals, Inc. ($139,000), Savara Inc. ($50,000), and American Superconductor Corporation ($272,000). There were no other transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,046,803	$—	$—	$2,046,803
Unsecured Debt	14,754	—	—	14,754
Preferred Stock	69,064	—	—	69,064
Common Stock	95,874	58,179	—	37,695
Warrants	25,504	—	9,632	15,872
Escrow Receivable	91	—	—	91
Total	$2,252,090	$58,179	$9,632	$2,184,279

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,719,091	$—	$—	$1,719,091
Unsecured Debt	14,401	—	—	14,401
Preferred Stock	68,625	—	—	68,625
Common Stock	51,587	27,346	—	24,241
Warrants	26,669	—	3,996	22,673
Escrow Receivable	970	—	—	970
Total	$1,881,343	$27,346	$3,996	$1,850,001

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and the year ended December 31, 2018.

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2019
Senior Debt	$1,719,091	$(2,487)	$3,469	$598,679	$—	$(271,949)	$—	$—	$2,046,803
Unsecured Debt	14,401	—	329	24	—	—	—	—	14,754
Preferred Stock	68,625	(1,146)	10,560	4,638	(16)	—	—	(13,597)	69,064
Common Stock	24,241	—	8,360	5,094	—	—	—	—	37,695
Warrants	22,673	6,560	(5,401)	2,274	(8,981)	—	—	(1,253)	15,872
Escrow Receivable	970	(875)	—	27	(31)	—	—	—	91
Total	$1,850,001	$2,052	$17,317	$610,736	$(9,028)	$(271,949)	$—	$(14,850)	$2,184,279

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2018
Senior Debt	$1,415,984	$(14,066)	$4,947	$896,831	$—	$(584,605)	$—	$—	$1,719,091
Unsecured Debt	—	—	(328)	20,583	—	(5,671)	—	(183)	14,401
Preferred Stock	40,683	2,540	(11,068)	39,993	(3,706)	—	183	—	68,625
Common Stock	25,853	(3,299)	(7,583)	17,950	(301)	—	—	(8,379)	24,241
Warrants	31,205	(982)	(2,982)	2,050	(6,402)	—	—	(216)	22,673
Escrow Receivable	752	1	(143)	892	(532)	—	—	—	970
Total	$1,514,477	$(15,806)	$(17,157)	$978,299	$(10,941)	$(590,276)	$183	$(8,778)	$1,850,001

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the six months ended June 30, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., X4 Pharmaceuticals, Inc., BridgeBio Pharma LLC, Pinterest, Inc., TransMedics Group, Inc., and Fastly, Inc.

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

For the six months ended June 30, 2019, approximately $9.6 million and $8.4 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $200,000 and $1.3 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2019 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$64,128	Originated Within 4-6 Months	Origination Yield	11.09% - 13.79%	12.72%
	567,117	Market Comparable Companies	Hypothetical Market Yield	9.32% - 15.93%	12.11%
			Premium/(Discount)	(0.25%) - 0.50%
	6,317	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Technology	84,199	Originated Within 4-6 Months	Origination Yield	11.14% - 15.66%	13.24%
	673,623	Market Comparable Companies	Hypothetical Market Yield	10.96% - 19.72%	12.48%
			Premium/(Discount)	0.00% - 0.50%
	1,591	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	34,669	Market Comparable Companies	Hypothetical Market Yield	12.03% - 31.96%	18.97%
			Premium/(Discount)	0.00% - 5.00%
	9,543	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 100.00%
Medical Devices	139,885	Market Comparable Companies	Hypothetical Market Yield	9.64% - 14.75%	12.79%
			Premium/(Discount)	0.00% - 0.75%
	515	Liquidation (3)	Probability weighting of alternative outcomes	15.00% - 85.00%
Lower Middle Market	159,396	Market Comparable Companies	Hypothetical Market Yield	9.80% - 16.25%	13.53%
			Premium/(Discount)	0.00%
	9,671	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	245,810	Debt Investments originated within 3 months
	39,054	Imminent Payoffs (4)
	26,039	Debt Investments Maturing in Less than One Year
	$2,061,557	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$41,483	Market Comparable Companies	EBITDA Multiple (2)	5.5x - 9.9x	9.2x
			Revenue Multiple (2)	0.5x - 4.7x	2.6x
			Discount for Lack of Marketability (3)	13.55% - 26.80%	17.90%
			Average Industry Volatility (4)	35.00% - 100.37%	68.17%
			Risk-Free Interest Rate	1.71% - 1.96%	1.95%
			Estimated Time to Exit (in months)	11 - 38	12
	15,503	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(24.14%) - 31.13%	0.37%
			Average Industry Volatility (4)	50.64% - 96.32%	89.27%
			Risk-Free Interest Rate	1.08% - 2.65%	2.11%
			Estimated Time to Exit (in months)	11 - 18	15
	125	Liquidation	EBITDA Multiple (2)	12x	12x
			Revenue Multiple (2)	2.4x - 2.5x	2.5x
	49,648	Other (7)
Warrant Investments	10,992	Market Comparable Companies	EBITDA Multiple (2)	4.3x - 16x	15.3x
			Revenue Multiple (2)	0.4x - 10.2x	4.9x
			Discount for Lack of Marketability (3)	11.05% - 36.06%	17.15%
			Average Industry Volatility (4)	35.00% - 101.56%	54.70%
			Risk-Free Interest Rate	1.71% - 2.09%	1.90%
			Estimated Time to Exit (in months)	6 - 48	19
	4,880	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(60.78%) - 25.94%	7.17%
			Average Industry Volatility (4)	26.49% - 96.32%	67.23%
			Risk-Free Interest Rate	1.49% - 2.78%	2.03%
			Estimated Time to Exit (in months)	8 - 45	20
Total Level Three Warrant and Equity Investments	$122,631

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

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(6)	Weighted averages are calculated based on the fair market value of each investment.
(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2018 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$34,204	Market Comparable Companies	EBITDA Multiple (2)	6.3x - 14.7x	8.4x
			Revenue Multiple (2)	0.4x - 11.8x	3.9x
			Discount for Lack of Marketability (3)	12.53% - 22.68%	15.79%
			Average Industry Volatility (4)	40.19% - 88.21%	60.37%
			Risk-Free Interest Rate	2.61%	2.61%
			Estimated Time to Exit (in months)	10 - 14	12
	16,040	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(95.22%) - 12.81%	(3.45%)
			Average Industry Volatility (4)	34.1% - 100.56%	76.79%
			Risk-Free Interest Rate	1.00% - 2.84%	2.16%
			Estimated Time to Exit (in months)	10 - 43	16
	3,115	Liquidation	EBITDA Multiple (2)	11.3x	11.3x
			Revenue Multiple (2)	1.5x - 1.7x	1.6x
	39,507	Other (7)
Warrant Investments	11,267	Market Comparable Companies	EBITDA Multiple (2)	6.3x - 13.8x	9.3x
			Revenue Multiple (2)	0.2x - 7.7x	4.0x
			Discount for Lack of Marketability (3)	12.53% - 32.20%	17.14%
			Average Industry Volatility (4)	33.76% - 100.71%	63.71%
			Risk-Free Interest Rate	2.46% - 2.63%	2.59%
			Estimated Time to Exit (in months)	10 - 48	14
	4,243	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(69.28%) - 22.02%	(7.75%)
			Average Industry Volatility (4)	34.10% - 109.24%	74.15%
			Risk-Free Interest Rate	1.04% - 2.97%	2.27%
			Estimated Time to Exit (in months)	4 - 47	23
	7,163	Other (7)
Total Level Three Warrant and Equity Investments	$115,539

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both June 30, 2019 and December 31, 2018, there were no material past due escrow receivables.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statement of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 10 – Commitments and Contingencies” and “Note 11 – Recent Accounting Pronouncements”.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2019 and 2018.

(in thousands)			For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
Portfolio Company	Type	Fair Value at June 30, 2019	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,224	$558	$4	$1,559	$—	$1,109	$8	$6,709	$—
Tectura Corporation	Control	9,670	482	—	(751)	—	955	—	(8,777)	—
Total Control Investments		$55,894	$1,040	$4	$808	$—	$2,064	$8	$(2,068)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,372	$—	$—	$(359)	$—	$—	$—	$(236)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	13,042	738	72	(1,650)	—	1,247	160	(2,990)	—
Total Affiliate Investments		$21,414	$738	$72	$(2,009)	$—	$1,247	$160	$(3,226)	$—
Total Control & Affiliate Investments		$77,308	$1,778	$76	$(1,201)	$—	$3,311	$168	$(5,294)	$—

(in thousands)			For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
Portfolio Company	Type	Fair Value at June 30, 2018	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$2,983	$(2,900)	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	37,589	373	—	—	—	501	—	—	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	—	—	—	—	1,781	(1,743)
Tectura Corporation	Control	19,127	468	—	974	—	926	—	(1,302)	335
Total Control Investments		$56,716	$841	$—	$3,957	$(2,900)	$1,427	$—	$3,337	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$7,327	$—	$—	$1,480	$(680)	$—	$—	$415	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	21,378	500	84	(1,318)	—	1,061	192	(490)	—
Stion Corporation	Affiliate	—	—	—	1,378	(1,378)	—	—	1,378	(1,378)
Total Affiliate Investments		$28,705	$500	$84	$1,540	$(2,058)	$1,061	$192	$1,303	$(2,058)
Total Control & Affiliate Investments		$85,421	$1,341	$84	$5,497	$(4,958)	$2,488	$192	$4,640	$(6,366)

In March 2018, the Company acquired 100% ownership in Gibraltar Business Capital LLC and classified it as a control investment in accordance with the requirements of the 1940 Act. Gibraltar Business Capital LLC is focused on providing asset-based and other secured financing solutions.

In April 2017, the Company’s investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as a control investment as a result of obtaining more than 25% of the portfolio company’s voting securities. In April 2017, under Section 363 of the Bankruptcy Code, Sungevity, Inc. entered into a $50.0 million asset purchase agreement and debtor-in-possession, or DIP, financing facility with a group of investors, led by Northern Pacific Group and including the Company. On April 7, 2017, the U.S. Bankruptcy Court approved the DIP financing facility and on April 17, 2017, the U.S. Bankruptcy Court approved the asset purchase agreement. On April 26, 2017, Solar Spectrum Holdings LLC, a new company backed by the investment group, announced that it had acquired certain assets of Sungevity, Inc. as part of the bankruptcy court-approved sale. As a result, the cost basis of the Company’s debt investment in Sungevity, Inc. was converted to an equity position in Solar Spectrum Holdings LLC and the Company’s warrant and equity positions in Sungevity, Inc. were written off for a realized loss. In August 2017, the Company’s ownership in Solar Spectrum Holdings LLC was diluted below 25% as a result of additional equity contributions by other investors to fund the acquisition of Horizon Solar Power, Inc. by Solar Spectrum Holdings LLC. The Company made a $15.0 million debt investment to fund the acquisition. Accordingly, the Company’s equity and new debt investment in Solar Spectrum Holdings LLC became classified as affiliate investments as of September 30, 2017.

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

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$811,691	36.0%	$716,505	38.1%
Senior Secured Debt	1,260,616	56.0%	1,029,255	54.8%
Unsecured Debt	14,754	0.7%	14,401	0.8%
Preferred Stock	69,064	3.0%	68,625	3.6%
Common Stock	95,874	4.3%	51,587	2.7%
Total	$2,251,999	100.0%	$1,880,373	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2019 and December 31, 2018 is shown as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,956,340	86.9%	$1,668,027	88.8%
United Kingdom	146,774	6.5%	89,016	4.7%
Australia	50,889	2.3%	35,190	1.9%
Netherlands	38,832	1.7%	35,854	1.9%
Ireland	25,148	1.1%	24,750	1.3%
Cayman Islands	18,061	0.8%	19,650	1.0%
Sweden	7,589	0.3%	5,556	0.3%
Germany	4,296	0.2%	—	0.0%
Canada	4,070	0.2%	859	0.0%
Switzerland	—	0.0%	1,471	0.1%
Total	$2,251,999	100.0%	$1,880,373	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$645,310	28.7%	$539,977	28.7%
Software	604,113	26.8%	548,952	29.2%
Internet Consumer & Business Services	425,661	18.9%	329,512	17.5%
Medical Devices & Equipment	119,701	5.3%	121,420	6.5%
Healthcare Services, Other	105,437	4.7%	60,142	3.2%
Sustainable and Renewable Technology	92,150	4.1%	110,303	5.9%
Diversified Financial Services	75,742	3.4%	39,491	2.1%
Information Services	63,294	2.8%	30,940	1.6%
Drug Delivery	46,009	2.0%	40,519	2.2%
Media/Content/Info	23,411	1.0%	21,666	1.2%
Electronics & Computer Hardware	17,748	0.8%	15,763	0.8%
Semiconductors	10,513	0.5%	899	0.0%
Consumer & Business Products	6,513	0.3%	6,179	0.3%
Surgical Devices	6,217	0.3%	3,088	0.2%
Biotechnology Tools	5,199	0.2%	6,279	0.3%
Communications & Networking	4,491	0.2%	4,871	0.3%
Diagnostic	414	0.0%	348	0.0%
Specialty Pharmaceuticals	76	0.0%	24	0.0%
Total	$2,251,999	100.0%	$1,880,373	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2019 and December 31, 2018.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2019, approximately 81.8% of the Company’s debt investments were in a senior secured first lien position, with 47.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 25.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.9% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 8.1% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 17.5% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

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

Other Assets

Other assets generally consist of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of June 30, 2019 and December 31, 2018 was approximately $91,000 and $972,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

At June 30, 2019, the Company had four debt investments on non-accrual with a cumulative investment cost and approximate fair value of $8.8 million and $4.8 million, respectively. At December 31, 2018, the Company had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and fair value of zero. The increase in the cost of debt investments on non-accrual between December 31, 2018 and June 30, 2019 is the result of the addition of three debt investments, partially offset by the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $43.7 million of unamortized fees at June 30, 2019, of which approximately $36.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, the Company had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $2.5 million and $1.7 million in one-time fee income during the three months ended June 30, 2019 and 2018, respectively. The Company recorded approximately $3.2 million and $4.8 million in one-time fee income during the six months ended June 30, 2019 and 2018, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2019, the Company had approximately $29.7 million in exit fees receivable, of which approximately $27.3 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.4 million was a deferred receivable related to expired commitments. At December 31, 2018, the Company had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.3 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.2 million and $2.3 million in PIK income during the three months ended June 30, 2019 and 2018, respectively. The Company recorded approximately $4.4 million and $4.6 million in PIK income during the six months ended June 30, 2019 and 2018, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2019 and 2018.

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

Based on market quotations on or around June 30, 2019, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 0.984, 1.014, 1.016, and 1.000 per dollar at par value, respectively. At June 30, 2019, the 2025 Notes and 2033 Notes were trading on the NYSE for $25.00 and $25.70 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures is approximately $152.0 million, compared to the principal amount of $149.0 million as of June 30, 2019. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of June 30, 2019.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at June 30, 2019 and December 31, 2018:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$151,968	$—	$—	$151,968
2022 Notes	147,570	—	147,570	—
2025 Notes	75,000	—	75,000	—
2033 Notes	41,120	—	41,120	—
2027 Asset-Backed Notes	202,797	—	202,797	—
2028 Asset-Backed Notes	254,072	—	254,072	—
2022 Convertible Notes	230,092	—	230,092	—
Union Facility	82,316	—	—	82,316
Wells Facility	11,105	—	—	11,105
Total	$1,196,040	$—	$950,651	$245,389

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$150,387	$—	$—	$150,387
2022 Notes	146,385	—	146,385	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,150	—	72,150	—
2033 Notes	37,360	—	37,360	—
2027 Asset-Backed Notes	201,188	—	201,188	—
2022 Convertible Notes	217,672	—	217,672	—
Union Facility	39,849	—	—	39,849
Wells Facility	13,107	—	—	13,107
Total	$962,543	$—	$759,200	$203,343

4. Borrowings

Outstanding Borrowings

At June 30, 2019 and December 31, 2018, the Company had the following available and outstanding borrowings:

	June 30, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,910	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,252	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
2025 Notes	75,000	75,000	72,780	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,447	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,171	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,266	—	—	—
2022 Convertible Notes	230,000	230,000	225,832	230,000	230,000	225,051
Wells Facility (4)	75,000	11,105	11,105	75,000	13,107	13,107
Union Bank Facility (4)	200,000	82,316	82,316	100,000	39,849	39,849
Total	$1,369,000	$1,187,421	$1,171,079	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At both June 30, 2019 and December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
SBA Debentures	$1,090	$1,345
2022 Notes	1,199	1,379
2024 Notes (2)	—	1,686
2025 Notes	2,220	2,410
2033 Notes	1,553	1,573
2027 Asset-Backed Notes	2,829	2,735
2028 Asset-Backed Notes	2,734	—
2022 Convertible Notes	2,378	2,823
Wells Facility (1)	370	100
Union Bank Facility (1)	1,545	165
Total	$15,918	$14,216

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

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2019, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of June 30, 2019. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of June 30, 2019, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2019, the Company held investments in HT III in 45 companies with a fair value of approximately $242.4 million, accounting for approximately 10.8% of the Company’s total investment portfolio at June 30, 2019. HT III held approximately $250.7 million in tangible assets which accounted for approximately 10.8% of the Company’s total assets at June 30, 2019.

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

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT III is the Company’s wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of June 30, 2019 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three and six months ended June 30, 2019 for HT III were approximately $149.0 million with an average interest rate of approximately 3.42% and 3.40%, respectively.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$1,273	$1,737	$2,533	$3,456
Amortization of debt issuance cost (loan fees)	128	158	255	317
Total interest expense and fees	$1,401	$1,895	$2,788	$3,773
Cash paid for interest expense	$—	$—	$2,519	$3,442

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2019 and December 31, 2018:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2019	December 31, 2018
September 22, 2010	September 1, 2020	3.50%	$10,000	$10,000
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of June 30, 2019, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,199)	(1,379)
Original issue discount, net of accretion	(549)	(631)
Carrying value of 2022 Notes	$148,252	$147,990

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$1,735	$1,734	$3,468	$3,469
Amortization of debt issuance cost (loan fees)	90	86	180	171
Accretion of original issue discount	41	41	82	82
Total interest expense and fees	$1,866	$1,861	$3,730	$3,722
Cash paid for interest expense	$3,469	$3,469	$3,469	$3,469

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

On October 24, 2017, the Board of Directors approved a redemption of $75.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. On February 9, 2018, the Board of Directors approved a redemption of $100.0 million of outstanding aggregate principal amount of the 2024 Notes, which were redeemed on April 2, 2018. Further, on December 7, 2018, the Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount of debt	$—	$83,510
Unamortized debt issuance cost	—	(1,686)
Original issue premium, net of amortization	—	28
Carrying value of 2024 Notes	$—	$81,852

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$—	$1,340	$210	$4,220
Amortization of debt issuance cost (loan fees)	—	2,546	1,686	2,720
Amortization of original issue premium	—	(14)	110	(27)
Total interest expense and fees	$—	$3,872	$2,006	$6,913
Cash paid for interest expense	$—	$2,381	$1,305	$5,249

2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “2025 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.6 million.

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ.”

The 2025 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of June 30, 2019, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(2,220)	(2,410)
Carrying value of 2025 Notes	$72,780	$72,590

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$984	$711	$1,969	$711
Amortization of debt issuance cost (loan fees)	95	57	190	57
Total interest expense and fees	$1,079	$768	$2,159	$768
Cash paid for interest expense	$984	$—	$1,969	$—

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

The 2033 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of June 30, 2019, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,553)	(1,573)
Carrying value of 2033 Notes	$38,447	$38,427

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$625	$—	$1,250	$—
Amortization of debt issuance cost (loan fees)	27	—	54	—
Total interest expense and fees	$652	$—	$1,304	$—
Cash paid for interest expense	$625	$—	$1,250	$—

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2021 Asset-Backed Notes”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 (the “2014 Securitization Issuer”) pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1 LLC, as trust depositor, the 2014 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes is paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

In July 2018, changes in the payment schedule of obligors in the 2021 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2021 Asset-Backed Notes. Due to this event, the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$—	$282	$—	$623
Amortization of debt issuance cost (loan fees)	—	30	—	113
Total interest expense and fees	$—	$312	$—	$736
Cash paid for interest expense	$—	$289	$—	$676

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2027 Asset-Backed Notes”).

The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has a reinvestment period with a scheduled termination date of October 20, 2020 during which time principal collections may be reinvested into additional eligible loans. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

At both June 30, 2019 and December 31, 2018, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,303	$—	$4,605	$—
Amortization of debt issuance cost (loan fees)	69	—	138	—
Total interest expense and fees	$2,372	$—	$4,743	$—
Cash paid for interest expense	$2,303	$—	$4,605	$—

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At June 30, 2019, there was approximately $6.9 million of restricted cash. There was approximately $11.6 million of restricted cash as of December 31, 2018.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2028 Asset-Backed Notes”).

The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

At June 30, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million. There was no outstanding principal balance for the 2028 Asset-Backed Notes at December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,939	$—	$5,193	$—
Amortization of debt issuance cost (loan fees)	67	—	117	—
Total interest expense and fees	$3,006	$—	$5,310	$—
Cash paid for interest expense	$2,939	$—	$4,866	$—

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At June 30, 2019, there was approximately $8.4 million of restricted cash. There were no funds segregated as restricted cash related to the 2028 Asset-Backed Notes at December 31, 2018.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2019, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes and the 2022 Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2022 Convertible Notes Indenture. The Company offered and sold the 2022 Convertible Notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchaser in connection with the sale of the 2022 Convertible Notes.

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

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(2,378)	(2,823)
Original issue discount, net of accretion	(1,790)	(2,126)
Carrying value of 2022 Convertible Notes	$225,832	$225,051

For the three and six months ended June 30, 2019 and 2018, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,516	$2,516	$5,031	$5,031
Amortization of debt issuance cost (loan fees)	223	223	446	446
Accretion of original issue discount	168	168	336	336
Total interest expense and fees	$2,907	$2,907	$5,813	$5,813
Cash paid for interest expense	$5,031	$5,031	$5,031	$5,031

As of June 30, 2019, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of June 30, 2019 and December 31, 2018, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

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

On January 11, 2019, the Company entered into the Seventh Amendment, or the Seventh Amendment, to the Wells Facility. Among others, the Seventh Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00%. The Seventh Amendment also extends the maturity date to January 2023, unless terminated sooner in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.00% to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2019, this non-use fee was $56,000 and $118,000, respectively. For the three and six months ended June 30, 2018, this non-use fee was $78,000 and $228,000, respectively.

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

The Company had aggregate draws of $158.2 million on the available facility during the six months ended June 30, 2019, offset by repayments of $160.2 million. The Company had aggregate draws of $75.7 million on the available facility during the six months ended June 30, 2018, offset by repayments of $75.7 million. As of June 30, 2019, the Company has borrowings outstanding of $11.1 million on the facility. The Company had borrowings outstanding of $13.1 million on the facility at December 31, 2018.
For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$226	$746	$394	$746
Amortization of debt issuance cost (loan fees)	167	44	244	89
Total interest expense and fees	$393	$790	$638	$835
Cash paid for interest expense	$210	$478	$335	$478

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

The Company paid a one-time $1.6 million in structuring fees in connection with the Union Bank Facility. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period of 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2019, the company incurred non-use fees of $186,000 and $341,000, respectively. For the three and six months ended June 30, 2018, the company incurred non-use fees under the Prior Union Bank Facility of $50,000 and $143,000, respectively.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of the Company and Hercules Funding IV. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $700.0 million plus 90% of the cumulative amount of equity raised after December 31, 2018. As of June 30, 2019, the minimum tangible net worth covenant increased to $785.9 million as a result of the equity raised after December 31, 2018. See “Note 6 - Stockholder’s Equity.”

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On June 28, 2019, Hercules Funding IV entered into the First Amendment, or the Union Bank Facility Amendment, to the Union Bank Facility. The Union Bank Facility Amendment amends certain provisions of the Union Bank Facility to, among other things, (i) delete the financial covenant with respect to maintaining minimum portfolio funding liquidity, (ii) add a covenant prohibiting Hercules Funding IV from acquiring or owning unfunded commitments to makers of certain notes receivable, and (iii) revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the Company with respect to split-funded notes receivable owned by Hercules Funding IV and an affiliate thereof (including Hercules Funding II).

The Company had aggregate draws of $247.0 million on the available facility during the six months ended June 30, 2019, offset by repayments of $204.5 million. The Company had aggregate draws of $75.0 million on the available facility during the six months ended June 30, 2018, offset by repayments of $16.7 million. As of June 30, 2019, the Company has borrowings outstanding of $82.3 million on the facility. The Company had borrowings outstanding of $39.8 million on the facility at December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$705	$565	$889	$565
Amortization of debt issuance cost (loan fees)	438	78	768	152
Total interest expense and fees	$1,143	$643	$1,657	$717
Cash paid for interest expense	$487	$281	$635	$281

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

During the three months ended June 30, 2019, the Company declared and paid a distribution of $0.33 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2019 distributions to stockholders will be.

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

Taxable income for the six months ended June 30, 2019 was approximately $71.4 million or $0.73 per share. Taxable net realized gains for the same period were $9.4 million or approximately $0.10 per share. Taxable income for the six months ended June 30, 2018 was approximately $51.0 million or $0.59 per share. Taxable net realized gains for the same period were $4.2 million or approximately $0.05 per share.

For the six months ended June 30, 2019, the Company paid approximately $1.4 million of tax expense and had $320,000 accrued but unpaid tax expense as of the balance sheet date. For the six months ended June 30, 2018, the Company paid approximately $671,000 of tax expense and had no accrued but unpaid tax expense as of the balance sheet date.

The Company intends to timely distribute to its stockholders substantially all of our annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

6. Stockholders’ Equity

On September 7, 2017, the Company entered into an At-The-Market, or ATM equity distribution agreement, or the Prior Equity Distribution Agreement, with JMP Securities LLC, or JMP. The Prior Equity Distribution Agreement, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On May 6, 2019, the Company terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement, or the Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During both three and six months ended June 30, 2019, the Company sold approximately 2.0 million shares of common stock, of which 679,000 shares and 1.3 million shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $25.1 million, including $311,000 of offering expenses, from these sales, of which $8.5 million, including offering expense of $146,000, was received under the Prior Equity Distribution Agreement and $16.6 million, including offering expense of $165,000, was received under the Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events”.

On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock (“June 2018 Equity Offering”). The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

On December 17, 2018, the Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $25.0 million of its common stock until June 18, 2019, after which the plan expired. The Company had no common stock repurchases during 2019. During the year ended December 31, 2018, the Company repurchased 376,466 shares of its common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million.

On June 17, 2019, the Company closed its underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock (“June 2019 Equity Offering”). The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

The Company has issued stock options for common stock subject to future issuance, of which 467,641 and 481,032 were outstanding at June 30, 2019 and December 31, 2018, respectively.

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

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of June 30, 2019, there were 1.3 million Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate.

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

As of June 30, 2019, all of Retention PSUs and Cash Awards were unvested and there was approximately $13.0 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 2.84 years. As of June 30, 2019, there was approximately $802,000 of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless sooner terminated by the Board, the 2018 Equity Incentive Plan will terminate on the day before the tenth anniversary of the date the 2018 Equity Incentive Plan was initially adopted in 2018 by the Board. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of the date the Director Plan was initially adopted in 2018 by the Board. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. For further information, see our Proxy Statement filed with the SEC on May 29, 2018 in connection with our 2018 Annual Meeting of Stockholders.

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

The following table summarizes the common stock options activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	481,032	$13.40	590,525	$13.60
Granted	55,000	$12.64	78,000	$12.48
Exercised	(14,113)	$11.39	(38,319)	$11.31
Forfeited	(1,613)	$12.16	(26,073)	$13.00
Expired	(52,665)	$14.82	(31,095)	$14.43
Outstanding at June 30,	467,641	$13.21	573,038	$13.58
Shares Expected to Vest at June 30,	167,238	$13.46	198,300	$13.58

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2019, options for approximately 467,641 shares were outstanding at a weighted average exercise price of approximately $13.21 per share with weighted average of remaining contractual term of 4.92 years and an aggregate intrinsic value of $179,000. At June 30, 2019, options for approximately 300,403 shares were exercisable at a weighted average exercise price of approximately $13.46 per share with weighted average of remaining contractual term of 4.22 years and an aggregate intrinsic value of $134,000.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2019 and 2018 was approximately $21,000 and $44,000, respectively. During the six months ended June 30, 2019 and 2018, approximately $23,000 and $28,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2019, there was approximately $71,471 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.00 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Expected Volatility	18.40%	21.19%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.72% - 2.62%	2.19% - 2.90%

During the six months ended June 30, 2019 and 2018, the Company granted 57,324 shares and 334,995 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the six months ended June 30, 2019 and 2018 were approximately $716,526 and $4.4 million, respectively. As of June 30, 2019, there were approximately $2.9 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.77 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	380,870	$12.95	261,245	$12.43
Granted	57,324	$12.50	334,995	$13.04
Vested	(180,779)	$12.83	(125,735)	$12.73
Forfeited	—	$—	(3,085)	$11.70
Unvested at June 30,	257,415	$12.94	467,420	$12.79

During the six months ended June 30, 2019 and 2018, the Company granted approximately 1,022,144 shares and 411,689 shares, respectively, of restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company also granted approximately 100,544 shares and 39,617 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2019 and 2018, were approximately $14.8 million and $5.4 million, respectively. As of June 30, 2019, there were approximately $15.7 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.25 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Six Months Ended June 30,
	2019		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	732,533	$13.50	594,322	$12.99
Granted	1,022,144	$13.11	411,689	$13.04
Distribution Equivalent Unit Granted	100,544	$—	39,617	$11.90
Vested (1)	(300,710)	$13.50	(251,194)	$12.70
Forfeited	(1,222)	$13.62	(5,841)	$12.63
Unvested at June 30,	1,553,289	$13.24	788,593	$12.43

(1)

With respect to restricted stock units granted subsequent to January 1, 2017, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for 4 years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the six months ended June 30, 2019, the Company expensed approximately $4.8 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $4.3 million in compensation expense related to restricted stock awards and restricted stock units during the six months ended June 30, 2018.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net increase in net assets resulting from operations	$48,131	$52,060	$109,716	$58,006
Less: Distributions declared-common and restricted shares	(32,151)	(26,678)	(62,051)	(53,097)
Undistributed earnings	15,980	25,382	47,665	4,909
Undistributed earnings-common shares	15,940	25,246	47,549	4,879
Add: Distributions declared-common shares	32,069	26,532	61,898	52,779
Numerator for basic and diluted change in net assets per common share	$48,009	$51,778	$109,447	$57,658

Denominator
Basic weighted average common shares outstanding	98,223	87,125	97,226	85,868
Common shares issuable	514	74	404	71
Weighted average common shares outstanding assuming dilution	98,737	87,199	97,630	85,939

Change in net assets per common share
Basic	$0.49	$0.59	$1.13	$0.67
Diluted	$0.49	$0.59	$1.12	$0.67

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and six months ended June 30, 2019 and 2018, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.7 million shares of 2022 Convertible Notes, 27,228 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the six months ended June 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.9 million shares of 2022 Convertible Notes, 32,810 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the three and six months ended June 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.6 million and 4.5 million shares related to 2022 Convertible Notes, 74,845 shares and 74,006 shares of unvested common stock options, 803 shares and no shares of unvested restricted stock units, and 97,777 shares and 45,958 shares of unvested Retention PSUs.

At both June 30, 2019 and December 31, 2018, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per share data (1):
Net asset value at beginning of period	$9.90	$9.96
Net investment income	0.66	0.57
Net realized gain (loss) on investments	0.09	(0.16)
Net unrealized appreciation (depreciation) on investments	0.38	0.26
Total from investment operations	1.13	0.67
Net increase (decrease) in net assets from capital share transactions (1)	0.16	0.15
Distributions of net investment income (6)	(0.64)	(0.62)
Stock-based compensation expense included in investment income (2)	0.04	0.06
Net asset value at end of period	$10.59	$10.22

Ratios and supplemental data:
Per share market value at end of period	$12.82	$12.65
Total return (3)	21.57%	1.24%
Shares outstanding at end of period	104,282	94,260
Weighted average number of common shares outstanding	97,226	85,868
Net assets at end of period	$1,104,684	$963,697
Ratio of total expense to average net assets (4)	12.92%	11.59%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.03%	11.45%
Portfolio turnover rate (5)	14.72%	28.31%
Weighted average debt outstanding	$1,119,440	$813,889
Weighted average debt per common share	$11.51	$9.48

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

(3)

The total return for the six months ended June 30, 2019 and 2018 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the six months ended June 30, 2019 and 2018 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2019 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At June 30, 2019, the Company had approximately $177.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $40.0 million of non-binding term sheets outstanding at June 30, 2019. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2019, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
SeatGeek, Inc.	$45,000
Tricida, Inc.	35,000
Urovant Sciences, Ltd.	30,000
Aldeyra Therapeutics	15,000
Constellation Pharmaceuticals, Inc.	10,000
Postmates, Inc.	10,000
Clarabridge, Inc.	5,000
X4 Pharmaceuticals, Inc	5,000
ThreatConnect, Inc.	4,000
Campaign Monitor Limited	3,667
Businessolver.com, Inc.	3,443
Fastly, Inc.	3,333
Lendio, Inc.	2,500
The CM Group LLC	1,750
Greenphire, Inc.	1,250
FPX, LLC	1,000
Cloud 9 Software	500
Yipit, LLC	425
Salsa Labs, Inc.	350
Total	$177,218

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of June 30, 2019 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,187,421	$—	$341,105	$281,316	$565,000
Lease and License Obligations (4)	14,224	3,221	5,912	4,313	778
Total	$1,201,645	$3,221	$347,017	$285,629	$565,778

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $11.1 million outstanding under the Wells Facility, and $82.3 million outstanding under the Union Bank Credit Facility as of June 30, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $623,000 and $1.2 million during the three and six months ended June 30, 2019. Total rent expense amounted to approximately $510,000 and $961,000 during the three and six months ended June 30, 2018. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities as of June 30, 2019:

(dollars in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Total operating lease cost	$575	$1,150
Cash paid for amounts included in the measurement of lease liabilities	$536	$1,073

As of June 30, 2019
Weighted-average remaining lease term (in years)	4.12
Weighted-average discount rate	5.65%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2019:

(in thousands)
2019	$1,082
2020	2,247
2021	2,322
2022	2,385
2023	1,640
Total lease payments	9,676
Less: imputed interest	(1,146)
Total operating lease liability	$8,530

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

12. Subsequent Events

Distribution Declaration

On July 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. This distribution represents the Company’s fifty-sixth consecutive distribution since the Company’s IPO, bringing the total cumulative distribution to date to $15.93 per share.

In addition to the cash distribution, on July 24, 2019, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.95 per share.

ATM Equity Program Issuances

Subsequent to June 30, 2019 and as of July 29, 2019, the Company did not sell any shares of its common stock under the Equity Distribution Agreement. As of July 29, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Wells Facility

On July 2, 2019, Hercules Funding II entered into the Eighth Amendment, or the Wells Facility Eighth Amendment, to the Wells Facility. The Wells Facility Eighth Amendment amends certain provisions of the Wells Facility to, among other things, revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the Company with respect to split-funded notes receivable owned by Hercules Funding II and an affiliate thereof (including Hercules Funding IV).

Intercreditor Agreement

To further reflect and govern the ability of a third party servicer to service split-funded notes receivable under each of the Union Bank Facility Amendment and the Wells Facility Eighth Amendment, on July 2, 2019, the Company, Hercules Funding II and Hercules Funding IV entered into the Intercreditor Agreement (the “Intercreditor Agreement”) with the MUFG Agent, the Wells Fargo Agent, and U.S. Bank National Association, or U.S. Bank, as special servicer, pursuant to which, among other things, U.S. Bank agreed to act, pursuant to the terms thereof, as such third party servicer.

July 2024 Notes

On July 16, 2019, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $105.0 million in aggregate principal amount of senior unsecured notes (the “July 2024 Notes”) to qualified institutional investors in a private placement. The July 2024 Notes have a fixed interest rate of 4.77% and are due on July 16, 2024, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the July 2024 Notes will be due semiannually and the July 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Departure of Officer

On July 13, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Manuel Henriquez, the Company’s former Chairman and Chief Executive Officer, which became effective on July 23, 2019. Under the terms of the Separation Agreement, Mr. Henriquez is no longer an employee of the Company and has relinquished his claims to (i) 1,287,006 restricted stock units and shares of restricted stock awards whether vested or unvested, plus all related distribution equivalent units, under certain Restricted Stock Unit Award Agreements and Restricted Stock Award Agreements, (ii) all of his Retention PSUs, which at target performance represented 812,348 units and could have ranged from 406,174 units at minimum performance to 1,624,696 units at maximum performance (and no units being awarded for performance falling under the minimum performance threshold), plus all related distribution equivalent units, under the Retention Performance Stock Unit Award Agreement, effective as of May 2, 2018, and (iii) all severance benefits under the Retention Agreement, effective as of October 26, 2017. In exchange for relinquishing his claims under, and the termination of, each of the retention and other award agreements between the Company and Mr. Henriquez, Mr. Henriquez will receive (i) 692,841 shares of the Company’s common stock (from settlement and/or acceleration of certain equity awards under certain outstanding equity award agreements) and (ii) three cash payments from the Company ($1,500,000 promptly after the effective date of the Separation Agreement (the “Effective Date”), $500,000 on the six-month anniversary of the Effective Date if Mr. Henriquez has complied with all of the covenants in the Separation Agreement as of such date and $500,000 on the one-year anniversary of the Effective Date if Mr. Henriquez has complied with all of the covenants in the Separation Agreement as of such date). The cost of the settlement does not have a material impact on the Company's financial results for the quarter ended June 30, 2019 and it does not materially exceed the amounts that the Company has already expensed with respect to the awards and related agreements that Mr. Henriquez will no longer receive.

Appointment of Officer

On July 17, 2019, the Board of Directors appointed Scott Bluestein, the Company’s Interim Chief Executive Officer and Chief Investment Officer, as Chief Executive Officer and President and elected Mr. Bluestein as a director of the Company effective July 17, 2019.  Mr. Bluestein will continue in his role of Chief Investment Officer. Mr. Bluestein will hold office as a Class III director for a term expiring in 2022 and does not currently serve on any committees of the Company.

Portfolio Company Developments

As of July 29, 2019, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Two of the companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to June 30, 2019 and as of July 29, 2019, there were no announced or completed liquidity events.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $250.7 million in tangible assets which accounted for approximately 10.8% of our total assets at June 30, 2019.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.3 billion at June 30, 2019 and $1.9 billion at December 31, 2018. The fair value of our debt investment portfolio at June 30, 2019 was approximately $2.1 billion, compared to a fair value of approximately $1.7 billion December 31, 2018. The fair value of the equity portfolio at June 30, 2019 was approximately $164.9 million, compared to a fair value of approximately $120.2 million at December 31, 2018. The fair value of the warrant portfolio at June 30, 2019 was approximately $25.5 million, compared to a fair value of approximately $26.7 million at December 31, 2018.

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

Our portfolio activity for the six months ended June 30, 2019 and the year ended December 31, 2018 was comprised of the following:

(in millions)	June 30, 2019	December 31, 2018
Debt Commitments (1)
New portfolio company	$643.4	$969.2
Existing portfolio company	289.5	184.0
Total	$932.9	$1,153.2
Funded and Restructured Debt Investments (2)
New portfolio company	$396.5	$641.6
Existing portfolio company	194.7	258.2
Total	$591.2	$899.8
Funded Equity Investments
New portfolio company	$5.1	$53.4
Existing portfolio company	11.7	7.6
Total	$16.8	$61.0
Unfunded Contractual Commitments (3)
Total	$177.2	$139.0
Non-Binding Term Sheets
New portfolio company	$40.0	$55.5
Existing portfolio company	—	—
Total	$40.0	$55.5

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2019, we received approximately $267.6 million in aggregate principal repayments. Of the approximately $267.6 million of aggregate principal repayments, approximately $41.8 million were scheduled principal payments and approximately $225.8 million were early principal repayments related to 20 portfolio companies. Of the approximately $225.8 million early principal repayments, approximately $22.2 million were early repayments due to merger and acquisition transactions for two portfolio companies, that are no longer portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the six months ended June 30, 2019 and the year ended December 31, 2018 was as follows:

(in millions)	June 30, 2019	December 31, 2018
Beginning portfolio	$1,880.4	$1,542.2
New fundings and restructures	607.8	960.7
Warrants not related to current period fundings	0.2	0.1
Principal payments received on investments	(41.8)	(90.1)
Early payoffs	(225.8)	(486.6)
Accretion of loan discounts and paid-in-kind principal	20.7	34.9
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(4.3)	(13.5)
New loan fees	(10.1)	(13.8)
Sale of investments	(18.2)	(5.9)
Loss on investments due to write offs	6.6	(25.1)
Net change in unrealized appreciation (depreciation)	36.5	(22.5)
Ending portfolio	$2,252.0	$1,880.4

As of June 30, 2019, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All three companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $50.0 million, although we may make investments in amounts above or below that range. As of June 30, 2019, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 5.5% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $43.7 million of unamortized fees at June 30, 2019, of which approximately $36.3 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, we had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of our current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2019, we had approximately $29.7 million in exit fees receivable, of which approximately $27.3 million was included as a component of the cost basis of our current debt investments and approximately $2.4 million was a deferred receivable related to expired commitments. At December 31, 2018, we had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of our current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.2 million and $2.3 million in PIK income during the three months ended June 30, 2019 and 2018, respectively. We recorded approximately $4.4 million and $4.6 million in PIK income in the six months ended June 30, 2019 and 2018 respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.7% during both the three months ended June 30, 2019 and 2018. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 14.3% and 13.5% for the three months ended June 30, 2019 and 2018, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.7% and 11.8% during the three months ended June 30, 2019 and 2018, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 21.6% and 1.2% during the six months ended June 30, 2019 and 2018, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of June 30, 2019, approximately 84.4% of the fair value of our portfolio was composed of investments in five industries: 28.7% was composed of investments in the drug discovery & development industry, 26.8% was composed of investments in the software industry, 18.9% was composed of investments in the internet consumer & business services industry, 5.3% was composed of investments in the medical devices & equipment industry, and 4.7% was composed of investments in the healthcare services, other industry. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the six months ended June 30, 2019 and the year ended December 31, 2018, our ten largest portfolio companies represented approximately 26.3% and 28.2% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2019 and December 31, 2018, we had five and seven investments, respectively, that represented 5% or more of our net assets. At June 30, 2019, we had five equity investments representing approximately 52.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2018, we had five equity investments which represented approximately 53.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, approximately 97.7% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates continue to rise.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of June 30, 2019, approximately 81.8% of our debt investments were in a senior secured first lien position, with 47.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 25.8% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.9% of our debt investments were senior secured by the equipment of the portfolio company, and 8.1% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 17.5% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.7% were unsecured.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2019, we held warrants in 125 portfolio companies, with a fair value of approximately $25.5 million. The fair value of our warrant portfolio decreased by approximately $1.2 million, as compared to a fair value of $26.7 million at December 31, 2018 primarily related to the decrease in portfolio companies.

Our existing warrant holdings would require us to invest approximately $77.3 million to exercise such warrants as of June 30, 2019. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.14x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2019 and December 31, 2018, respectively:

(in thousands)	June 30, 2019			December 31, 2018
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	11	$256,168	12.4%	13	$311,597	18.0%
2	55	1,317,692	63.9%	43	885,123	51.1%
3	22	412,990	20.1%	25	474,926	27.3%
4	7	67,846	3.3%	7	60,267	3.5%
5	4	6,861	0.3%	2	1,579	0.1%
	99	$2,061,557	100.0%	90	$1,733,492	100.0%

As of both June 30, 2019 and December 31, 2018, our debt investments had a weighted average investment grading of 2.18 on a cost basis. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

At June 30, 2019, we had four debt investments on non-accrual with a cumulative investment cost and fair value of approximately $8.8 million and $4.8 million, respectively. At December 31, 2018, we had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and zero fair value. The increase in the cost of debt investments on non-accrual between June 30, 2019 and December 31, 2018 is the result of the addition of three debt investments, partially offset by the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

Investment Income

Interest Income

Total investment income for the three months ended June 30, 2019 was approximately $69.3 million as compared to approximately $49.6 million for the three months ended June 30, 2018. Total investment income for the six months ended June 30, 2019 was approximately $128.1 million as compared to approximately $98.3 million for the six months ended June 30, 2018.

Interest income for the three months ended June 30, 2019 totaled approximately $61.7 million as compared to approximately $45.9 million for the three months ended June 30, 2018. Interest income for the six months ended June 30, 2019 totaled approximately $117.2 million as compared to approximately $88.9 million for the six months ended June 30, 2018. The increase in interest income for the three and six months ended June 30, 2019 as compared to the same periods ended June 30, 2018 is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans.

Of the $61.7 million in interest income for the three months ended June 30, 2019, approximately $58.9 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.8 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $45.0 million and $911,000, respectively, of the $45.9 million interest income for the three months ended June 30, 2018.

Of the $117.2 million in interest income for the six months ended June 30, 2019, approximately $114.0 million represents recurring income from the contractual servicing of our loan portfolio and approximately $3.2 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $84.3 million and $4.6 million, respectively, of the $88.9 million interest income for the six months ended June 30, 2018.

The following table shows the PIK-related activity for the six months ended June 30, 2019 and 2018, at cost:

	Six Months Ended June 30,
(in thousands)	2019	2018
Beginning PIK interest receivable balance	$12,717	$15,487
PIK interest income during the period	4,364	4,621
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(1,153)
Payments received from PIK loans	(2,309)	(9,107)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$14,772	$9,848

The slight decrease in PIK interest income during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is due to a decrease in the weighted average principal outstanding of loans which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended June 30, 2019 totaled approximately $7.6 million as compared to approximately $3.7 million for the three months ended June 30, 2018. Fee income from commitment, facility and loan related fees for the six months ended June 30, 2019 totaled approximately $10.9 million as compared to approximately $9.4 million for the six months ended June 30, 2018. The increase in fee income for both of the three and six months ended June 30, 2019 is primarily due to an increase in the acceleration of unamortized fees, one-time fees due to early repayments, and a higher loan balance which generates more fee income.

Of the $7.6 million in fee income for the three months ended June 30, 2019, approximately $2.6 million represents income from recurring fee amortization and approximately $5.0 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $2.5 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.8 million and $1.9 million, respectively, of the $3.7 million in income for the three months ended June 30, 2018.

Of the $10.9 million in fee income for the six months ended June 30, 2019, approximately $4.7 million represents income from recurring fee amortization and approximately $6.2 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $3.2 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $3.1 million and $6.3 million, respectively, of the $9.4 million in income for the six months ended June 30, 2018.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2019 or 2018.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $34.0 million and $26.8 million during the three months ended June 30, 2019 and 2018, respectively. Our operating expenses totaled approximately $63.8 million and $49.4 million during the six months ended June 30, 2019 and 2018, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $15.2 million and $13.2 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $30.7 million and $23.8 million during the six months ended June 30, 2019 and 2018, respectively. Interest and fee expense during the three and six months ended June 30, 2019, as compared to the same periods ended June 30, 2018, increased due to the issuance of 2027 Asset-Backed Notes in November 2018 and the issuance of our 2028 Asset-Backed Notes in January 2019 as well as interest related to our 2033 Notes and 2025 Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.2% and 6.4% for the three months ended June 30, 2019 and 2018, respectively, and a weighted average cost of debt of approximately 5.5% and 5.8% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the weighted average cost of debt for both of the three and six months ended June 30, 2019, as compared to the same period ended June 30, 2018, is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $5.8 million from $3.7 million for the three months ended June 30, 2019 and 2018, respectively. Our general and administrative expenses increased to $9.9 million from $7.7 million for the six months ended June 30, 2019 and 2018. The increase in general and administrative expenses for both of the three and six months ended June 30, 2019 is primarily due to an increase in legal fees, taxes expense, and rent expense.

Employee Compensation

Employee compensation and benefits totaled $9.2 million for the three months ended June 30, 2019 as compared to $7.0 million for the three months ended June 30, 2018, and $15.8 million for the six months ended June 30, 2019 as compared to $12.8 million for the six months ended June 30, 2018. The increase between both of the three and six months ended June 30, 2019 and 2018 was primarily due to increased variable compensation expense due to meeting corporate goals and payroll related expenses.

Employee stock-based compensation totaled $3.9 million for the three months ended June 30, 2019 as compared to $2.9 million for the three months ended June 30, 2018, and $7.3 million for the six months ended June 30, 2019 as compared to $5.2 million for the six months ended June 30, 2018. The increase for the comparative periods was primarily related to stock compensation award and retention rewards.

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

A summary of realized gains and losses for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Realized gains	$6,104	$6,880	$14,942	$7,988
Realized losses	(1,833)	(15,791)	(6,116)	(21,819)
Net realized gains (losses)	$4,271	$(8,911)	$8,826	$(13,831)

During the three and six months ended June 30, 2019, we recognized net realized gains of $4.3 million and $8.8 million, respectively, on the portfolio. During the three months ended June 30, 2019, we recorded gross realized gains of $6.1 million primarily from the sale our public equity holdings. These gains were partially offset by gross realized losses of $1.8 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

During the six months ended June 30, 2019, we recorded gross realized gains of $14.9 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $6.1 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

During the three and six months ended June 30, 2018, we recognized net realized losses of $8.9 million and $13.8 million, respectively, on the portfolio. During the three months ended June 30, 2018, we recorded gross realized gains of $6.9 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $15.8 million primarily from the liquidation or write-off of our debt, equity and warrant positions during the period.

During the six months ended June 30, 2018, we recorded gross realized gains of $8.0 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $21.8 million primarily from the liquidation or write-off of our debt, equity and warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross unrealized appreciation on portfolio investments	$37,656	$30,970	$88,486	$38,767
Gross unrealized depreciation on portfolio investments	(24,912)	(14,819)	(45,931)	(44,367)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(4,187)	20,925	(6,067)	27,591
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	8,557	37,076	36,488	21,991
Other net unrealized appreciation (depreciation)	36	1,121	102	1,009
Total net unrealized appreciation (depreciation) on investments	$8,593	$38,197	$36,590	$23,000

During the three months ended June 30, 2019, we recorded $8.6 million of net unrealized appreciation, all of which was primarily net unrealized appreciation from our debt, equity and warrant investments. We recorded $659,000 of net unrealized appreciation on our debt investments which was primarily related to $918,000 of net unrealized appreciation on the debt portfolio partially offset by $259,000 of unrealized depreciation due to the reversal of unrealized appreciation upon pay-off or write-off of our portfolio companies.

We recorded $9.9 million of net unrealized appreciation on our equity investments and $2.0 million of net unrealized depreciation on our warrant investments during the three months ended June 30, 2019. This net unrealized appreciation of $7.9 million was primarily attributable to $11.8 million of unrealized appreciation on the equity and warrant portfolio partially offset by $3.9 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the six months ended June 30, 2019, we recorded $36.6 million of net unrealized appreciation, of which $36.5 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $3.8 million of net unrealized appreciation on our debt investments which was primarily related to $2.3 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off and $1.5 million of unrealized appreciation on the debt portfolio.

We recorded $33.0 million of net unrealized appreciation on our equity investments and $347,000 of net unrealized depreciation on our warrant investments during the six months ended June 30, 2019. This net unrealized appreciation of $32.7 million was primarily attributable to $41.1 million of unrealized appreciation on the equity and warrant portfolio partially offset by the $8.4 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended June 30, 2018, we recorded $38.2 million of net unrealized appreciation, of which $37.1 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $24.2 million of net unrealized appreciation on our debt investments which was attributable to $20.1 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of our portfolio companies, and loan repayments along with $4.1 million of unrealized appreciation on the debt portfolio.

We recorded $8.2 million of net unrealized appreciation on our equity investments and $4.7 million of net unrealized appreciation on our warrant investments during the three months ended June 30, 2018. This net unrealized appreciation of $12.9 million was primarily due to $12.1 million of unrealized appreciation on the equity and warrant portfolio investments.

During the six months ended June 30, 2018, we recorded $23.0 million of net unrealized appreciation, of which $22.0 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $15.9 million of net unrealized appreciation on our debt investments which was primarily related to $25.4 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon write-off of our portfolio companies and loan repayments. This unrealized appreciation was partially offset by $9.5 million of unrealized depreciation on the debt portfolio.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2019, we had a net increase in net assets resulting from operations of approximately $48.1 million and for the three months ended June 30, 2018, we had a net increase in net assets resulting from operations of approximately $52.1 million. For the six months ended June 30, 2019, we had a net increase in net assets resulting from operations of approximately $109.7 million and for the six months ended June 30, 2018, we had a net increase in net assets resulting from operations of approximately $58.0 million.

Both the basic and fully diluted net change in net assets per common share was $0.49 per share for the three months ended June 30, 2019. The basic and fully diluted net change in net assets per common share was $1.13 per share and $1.12 per share, respectively, for the six months ended June 30, 2019. Both the basic and fully diluted net change in net assets per common share was $0.59 per share and $0.67 per share for the three and six months ended June 30, 2018.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2019 and 2018, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and six months ended June 30, 2019 and 2018 as our share price was less than the conversion price in effect which results in anti-dilution.

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

On September 7, 2017, we entered into the Prior Equity Distribution Agreement. The Prior Equity Distribution Agreement, provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

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

On December 17, 2018, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock until June 18, 2019, after which the plan expired. We had no common stock repurchases during 2019. During the year ended December 31, 2018, we repurchased 376,466 shares of our common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million.

On January 11, 2019, we entered into the Seventh Amendment to the Wells Facility. Among others, the Seventh Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00% and extends the maturity date to January 2023. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity under a $125.0 million accordion credit facility, subject to borrowing base, leverage and other restrictions.

On January 22, 2019, we issued $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes. The sale of the 2028 Asset-Backed Notes generated net proceeds of approximately $247.1 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.9 million.

On February 20, 2019, we, through a special purpose wholly owned subsidiary, Hercules Funding IV, as borrower, entered the Union Bank Facility. The Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility.

On May 6, 2019, we terminated the Prior Equity Distribution Agreement and entered into the Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the six months ended June 30, 2019, we sold 679,000 shares of common stock under the Prior Equity Distribution Agreement and 1.3 million shares of common stock under the Equity Distribution Agreement. As of June 30, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On June 17, 2019, we closed the June 2019 Equity Offering. The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

On June 28, 2019, Hercules Funding IV entered into the Union Bank Facility Amendment to the Union Bank Facility. The Union Bank Facility Amendment amends certain provisions of the Union Bank Facility to, among other things, (i) delete the financial covenant with respect to maintaining minimum portfolio funding liquidity, (ii) add a covenant prohibiting Hercules Funding IV from acquiring or owning unfunded commitments to makers of certain notes receivable, and (iii) revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of us with respect to split-funded notes receivable owned by Hercules Funding IV and an affiliate thereof (including Hercules Funding II).

At June 30, 2019, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with $11.1 million of borrowings outstanding on the Wells Facility, and $82.3 million of borrowings outstanding on the Union Bank Facility.

At June 30, 2019, we had $194.9 million in available liquidity, including $13.3 million in cash and cash equivalents. We had available borrowing capacity of $63.9 million under the Wells Facility and $117.7 million under the Union Bank Facility, both subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2019, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2019, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At June 30, 2019, we had approximately $15.3 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations.

During the six months ended June 30, 2019, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the six months ended June 30, 2019, our operating activities used $251.5 million of cash and cash equivalents, compared to $93.9 million used during the six months ended June 30, 2018. This $157.7 million increase in cash used in operating activities is primarily related to an increase of $44.1 million investment purchases and decrease of $146.7 million in principal and fee payments received on investments.

During the six months ended June 30, 2019, our investing activities used approximately $241,000 of cash, compared to $116,000 used during the six months ended June 30, 2018. The $125,000 increase in cash used in investing activities was due to an increase in purchase of capital equipment.

During the six months ended June 30, 2019, our financing activities provided $234.5 million of cash, compared to $74.3 million provided during the six months ended June 30, 2018. The net change of $160.2 million increase in cash provided by financing activities was primarily due to the issuance of 2028 Asset-backed notes of $250.0 million and issuance of common stock of $95.4 million, partially offset by $83.5 million repayment of the 2024 Notes.

As of June 30, 2019, net assets totaled $1.1 billion, with a NAV per share of $10.59. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of June 30, 2019, our asset coverage ratio under our regulatory requirements as a BDC was 206.2% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 192.8% at June 30, 2019.

Outstanding Borrowings

At June 30, 2019 and December 31, 2018, we had the following available borrowings and outstanding amounts:

	June 30, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$147,910	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,252	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
2025 Notes	75,000	75,000	72,780	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,447	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,171	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,266	—	—	—
2022 Convertible Notes	230,000	230,000	225,832	230,000	230,000	225,051
Wells Facility (4)	75,000	11,105	11,105	75,000	13,107	13,107
Union Bank Facility (4)	200,000	82,316	82,316	100,000	39,849	39,849
Total	$1,369,000	$1,187,421	$1,171,079	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted discount, if any, associated with the loan as of the balance sheet date.

(2)	At June 30, 2019, the total available borrowings under the SBA debentures were $149.0 million. At December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to us meeting the borrowing base requirements.

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

Debt issuance costs, net of accumulated amortization, as of June 30, 2019 and December 31, 2018 were as follows:

(in thousands)	June 30, 2019	December 31, 2018
SBA Debentures	$1,090	$1,345
2022 Notes	1,199	1,379
2024 Notes (2)	—	1,686
2025 Notes	2,220	2,410
2033 Notes	1,553	1,573
2027 Asset-Backed Notes	2,829	2,735
2028 Asset-Backed Notes	2,734	—
2022 Convertible Notes	2,378	2,823
Wells Facility (1)	370	100
Union Bank Facility (1)	1,545	165
Total	$15,918	$14,216

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are presented separately as an asset on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

(2)	The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of the contract terms, interest expense, and fees associated with each outstanding borrowing as of and for the three and six months ended June 30, 2019.

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

At June 30, 2019, we had approximately $177.2 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $40.0 million of non-binding term sheets outstanding to two new companies and no existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2019, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
SeatGeek, Inc.	$45,000
Tricida, Inc.	35,000
Urovant Sciences, Ltd.	30,000
Aldeyra Therapeutics	15,000
Constellation Pharmaceuticals, Inc.	10,000
Postmates, Inc.	10,000
Clarabridge, Inc.	5,000
X4 Pharmaceuticals, Inc	5,000
ThreatConnect, Inc.	4,000
Campaign Monitor Limited	3,667
Businessolver.com, Inc.	3,443
Fastly, Inc.	3,333
Lendio, Inc.	2,500
The CM Group LLC	1,750
Greenphire, Inc.	1,250
FPX, LLC	1,000
Cloud 9 Software	500
Yipit, LLC	425
Salsa Labs, Inc.	350
Total	$177,218

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2019:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,187,421	$—	$341,105	$281,316	$565,000
Lease and License Obligations (4)	14,224	3,221	5,912	4,313	778
Total	$1,201,645	$3,221	$347,017	$285,629	$565,778

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, $11.1 million under the Wells Facility, and $82.3 million under the Union Bank Credit Facility as of June 30, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $623,000 and $1.2 million during the three and six months ended June 30, 2019 and approximately $510,000 and $961,000 during the three and six months ended June 30, 2018.

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

Distributions

On July 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. This distribution represents our fifty-sixth consecutive distribution since our IPO. In addition to the cash distribution, on July 24, 2019, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.95 per share.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2018, 100% were distributions derived from our current and accumulated earnings and profits.

During the three months ended June 30, 2019, we declared and paid a distribution of $0.33 per share. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2019 distributions to stockholders will actually be.

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

At June 30, 2019, approximately 97.4% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and six months ended June 30, 2019.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and six months ended June 30, 2019. See “— Results of Operations” for a comparison of investment income for the three and six months ended June 30, 2019 and 2018.

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

Subsequent Events

Distribution Declaration

On July 24, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. This distribution represents our fifty-sixth consecutive distribution since our IPO, bringing the total cumulative distribution to date to $15.93 per share.

In addition to the cash distribution, on July 24, 2019, the Board of Directors declared a supplemental distribution of $0.02 per share to be paid on August 19, 2019 to stockholders of record as of August 12, 2019. The total cumulative distribution to date, including the supplemental distribution is $15.95 per share.

ATM Equity Program Issuances

Subsequent to June 30, 2019 and as of July 29, 2019, we did not sell any shares of our common stock under the Equity Distribution Agreement. As of July 29, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

Wells Facility

On July 2, 2019, Hercules Funding II entered into the Wells Facility Eighth Amendment. The Wells Facility Eighth Amendment amends certain provisions of the Wells Facility to, among other things, revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of us with respect to split-funded notes receivable owned by Hercules Funding II and an affiliate thereof (including Hercules Funding IV).

Intercreditor Agreement

To further reflect and govern the ability of a third party servicer to service split-funded notes receivable under each of the Union Bank Facility Amendment and the Wells Facility Eighth Amendment, on July 2, 2019, we, Hercules Funding II and Hercules Funding IV entered into the Intercreditor Agreement pursuant to which, among other things, U.S. Bank agreed to act, pursuant to the terms thereof, as such third party servicer.

July 2024 Notes

On July 16, 2019, we entered into the Note Purchase Agreement governing the issuance of $105.0 million in aggregate principal amount of July 2024 Notes to qualified institutional investors in a private placement. The July 2024 Notes have a fixed interest rate of 4.77% and are due on July 16, 2024, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the July 2024 Notes will be due semiannually and the July 2024 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

Departure of Officer

On July 13, 2019, we entered into the Separation Agreement with Manuel Henriquez, our former Chairman and Chief Executive Officer which became effective on July 23, 2019. Under the terms of the Separation Agreement, Mr. Henriquez is no longer an employee of ours and has relinquished his claims to (i) 1,287,006 restricted stock units and shares of restricted stock awards whether vested or unvested, plus all related distribution equivalent units, under certain Restricted Stock Unit Award Agreements and Restricted Stock Award Agreements, (ii) all of his Retention PSUs, which at target performance represented 812,348 units and could have ranged from 406,174 units at minimum performance to 1,624,696 units at maximum performance (and no units being awarded for performance falling under the minimum performance threshold), plus all related distribution equivalent units, under the Retention Performance Stock Unit Award Agreement, effective as of May 2, 2018, and (iii) all severance benefits under the Retention Agreement, effective as of October 26, 2017. In exchange for relinquishing his claims under, and the termination of, each of the retention and other award agreements between us and Mr. Henriquez, Mr. Henriquez will receive (i) 692,841 shares of ours common stock (from settlement and/or acceleration of certain equity awards under certain outstanding equity award agreements) and (ii) three cash payments from us ($1,500,000 promptly after the effective date of the Separation Agreement (the “Effective Date”), $500,000 on the six-month anniversary of the Effective Date if Mr. Henriquez has complied with all of the covenants in the Separation Agreement as of such date and $500,000 on the one-year anniversary of the Effective Date if Mr. Henriquez has complied with all of the covenants in the Separation Agreement as of such date). The cost of the settlement does not have a material impact on our financial results for the quarter ended June 30, 2019 and it does not materially exceed the amounts that we have already expensed with respect to the awards and related agreements that Mr. Henriquez will no longer receive.

Appointment of Officer

On July 17, 2019, the Board of Directors appointed Scott Bluestein, our Interim Chief Executive Officer and Chief Investment Officer, as Chief Executive Officer and President and elected Mr. Bluestein as a director of ours effective July 17, 2019.  Mr. Bluestein will continue in his role of Chief Investment Officer. Mr. Bluestein will hold office as a Class III director for a term expiring in 2022 and does not currently serve on any of our committees.

Portfolio Company Developments

As of July 29, 2019, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Two of the companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all. Subsequent to June 30, 2019 and as of July 29, 2019, there were no announced or completed liquidity events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2019, approximately 97.7% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(10,473)	$(161)	$(10,312)	$(0.10)
(50)	$(7,460)	$(107)	$(7,353)	$(0.07)
(25)	$(3,784)	$(54)	$(3,730)	$(0.04)
25	$4,569	$54	$4,515	$0.05
50	$9,362	$107	$9,255	$0.09
75	$14,306	$161	$14,145	$0.14
100	$19,774	$214	$19,560	$0.20
200	$39,249	$429	$38,820	$0.40

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2019, we did not engage in interest rate (or foreign currency) hedging activities.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of June 30, 2019, approximately 97.7% of our loans were at floating rates or floating rates with a floor and 2.3% of the loans were at fixed rates.

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

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the effect of this announcement as there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our existing Credit Facilities to replace LIBOR with the new standard that is established.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2019 that represent greater than 5% of our net assets:

	June 30, 2019
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$82,520	7.5%
Paratek Pharmaceuticals, Inc.	72,275	6.5%
EverFi, Inc.	62,167	5.6%
Oak Street Health	60,885	5.5%
Businessolver.com, Inc.	55,612	5.0%
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•	Oak Street Health operates primary care clinics and healthcare centers that provides healthcare facilities for medicare eligible beneficiaries, and it serves patients in the United States.
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

Dividend Reinvestment Plan

During the six months ended June 30, 2019, we issued 89,322 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.2 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Equity Distribution Agreement, dated as of May 6, 2019, by and among Hercules Capital, Inc. and JMP Securities LLC.(1)
10.2

Underwriting Agreement, dated June 12, 2019, by and among Hercules Capital, Inc. and Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named on Schedule I.(2)

10.3

First Amendment to the Loan and Security Agreement, dated as of June 28, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(3)

10.4

Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 2, 2019, by and among Hercules Funding II LLC, as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as the arranger and the administrative agent, and the lenders party thereto from time to time.(3)

10.5

Intercreditor Agreement, dated as of July 2, 2019, by and among Wells Fargo Capital Finance, LLC, as arranger and administrative agent, MUFG Union Bank, N.A., as arranger and administrative agent, Hercules Funding II LLC, Hercules Funding IV LLC, Hercules Capital, Inc., and U.S. Bank National Association, as special servicer.(3)

10.6*	Separation Agreement, dated as of July 13, 2019, by and between Hercules Capital, Inc. and Manuel Henriquez.
10.7	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(4)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as Post-Effective Amendment No. 2, as filed on May 6, 2019 (File No. 333- 231089), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 18, 2019.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2019

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2018 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2019 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$1,109	$—	$14,401	$24	$—	$329	$14,754
	Preferred Stock	—	—	23,402	—	—	5,951	29,353
	Common Stock	—	—	1,688	—	—	429	2,117
Total Majority Owned Control Investments		$1,109	$—	$39,491	$24	$—	$6,709	$46,224
Other Control Investments
Tectura Corporation(5)	Senior Debt	$955	$—	$18,128	$319	$—	$(8,777)	$9,670
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$955	$—	$18,128	$319	$—	$(8,777)	$9,670
Total Control Investments		$2,064	$—	$57,619	$343	$—	$(2,068)	$55,894

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$—	$178	$—	$—	$72	$250
	Preferred Stock	—	—	6,799	1,631	—	(308)	8,122
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	1,247	—	11,404	1,513	—	—	12,917
	Common Stock	—	—	3,115	—	—	(2,990)	125
Total Affiliate Investments		$1,247	$—	$21,496	$3,144	$—	$(3,226)	$21,414
Total Control and Affiliate Investments		$3,311	$—	$79,115	$3,487	$—	$(5,294)	$77,308

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2019

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,754	$14,754
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	29,353
	Diversified Financial Services	Common Stock			830,000	1,884	2,117
Total Gibraltar Business Capital, LLC						$42,760	$46,224
Total Majority Owned Control Investments (4.18%)*						$42,760	$46,224
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,243	$21,243	$9,670
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,383	$9,670
Total Other Control Investments (0.88%)*						$22,383	$9,670
Total Control Investments (5.06%)*						$65,143	$55,894

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$411
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	117
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	3,456
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,240	4,138
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	250
Total Optiscan BioMedical, Corp.						$13,724	$8,372
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	August 2019	Interest rate PRIME + 8.70% or Floor rate of 13.70%, 6.67% Exit Fee	$10,000	$10,614	$10,614
	Sustainable and Renewable Technology	Senior Secured Debt	July 2019	PIK Interest 10.00%	$683	683	683
	Sustainable and Renewable Technology	Senior Secured Debt	July 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,620	1,620	1,620
	Sustainable and Renewable Technology	Common Stock			380	61,501	125
	Sustainable and Renewable Technology	Common Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,418	$13,042
Total Affiliate Investments (1.94%)*						$88,142	$21,414
Total Control and Affiliate Investments (7.00%)*						$153,285	$77,308

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: August 1, 2019	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: August 1, 2019	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer