Form 10-Q
period 2019-09-30
Hercules Capital, Inc.
filed 2019-10-30
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

On October 25, 2019, there were 104,633,262 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,182,777 and $1,830,725, respectively)	$2,167,682	$1,801,258
Control investments (cost of $65,319 and $64,799, respectively)	58,560	57,619
Affiliate investments (cost of $88,238 and $85,000, respectively)	20,964	21,496
Total investments in securities, at value (cost of $2,336,334 and $1,980,524, respectively)	2,247,206	1,880,373
Cash and cash equivalents	21,045	34,212
Restricted cash	14,886	11,645
Interest receivable	19,847	16,959
Right of use asset (1)	12,218	—
Other assets	1,727	2,002
Total assets	$2,316,929	$1,945,191

Liabilities
Accounts payable and accrued liabilities	$25,451	$25,961
Operating lease liability (1)	11,922	—
SBA Debentures, net (principal of $149,000 and $149,000, respectively) (2)	148,038	147,655
2022 Notes, net (principal of $150,000 and $150,000, respectively) (2)	148,383	147,990
2024 Notes, net (principal of $0 and $83,510, respectively) (2)	—	81,852
July 2024 Notes, net (principal of $105,000 and $0, respectively) (2)	103,723	—
2025 Notes, net (principal of $75,000 and $75,000, respectively) (2)	72,875	72,590
2033 Notes, net (principal of $40,000 and $40,000, respectively) (2)	38,474	38,427
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (2)	197,241	197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (2)	247,333	—
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (2)	226,223	225,051
Credit Facilities	11,585	52,956
Total liabilities	$1,231,248	$989,747

Net assets consist of:
Common stock, par value	105	96
Capital in excess of par value	1,147,054	1,052,269
Total distributable earnings (loss) (3)	(61,478)	(92,859)
Treasury Stock, at cost, no shares as of September 30, 2019 and 376,466 shares as of December 31, 2018	—	(4,062)
Total net assets	$1,085,681	$955,444
Total liabilities and net assets	$2,316,929	$1,945,191

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	104,636	96,501
Net asset value per share	$10.38	$9.90

(1)	See “Note 2 – Summary of Significant Accounting Policies” for a description of Right of use asset and Operating lease liability.
(2)

The Company’s SBA debentures, 2022 Notes, 2024 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(3)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 11.

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Restricted Cash	$14,886	$11,645
2027 Asset-Backed Notes, investments in securities, at value (cost of $296,240 and $279,373, respectively)	288,524	277,781
2028 Asset-Backed Notes, investments in securities, at value (cost of $365,607 and $0, respectively)	366,033	—
Total assets	$669,443	$289,426

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,241	$197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (1)	247,333	—
Total liabilities	$444,574	$197,265

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income:
Interest income
Non-control/Non-affiliate investments	$62,696	$47,662	$176,568	$134,031
Control investments	1,055	921	3,119	2,348
Affiliate investments	493	509	1,740	1,570
Total interest income	64,244	49,092	181,427	137,949
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	3,591	1,858	11,069	6,228
Control investments	5	1	13	1
Affiliate investments	26	71	186	263
Total commitment, facility and loan fee income	3,622	1,930	11,268	6,492
One-time fee income
Non-control/Non-affiliate investments	1,372	1,580	4,602	6,423
Total one-time fee income	1,372	1,580	4,602	6,423
Total fee income	4,994	3,510	15,870	12,915
Total investment income	69,238	52,602	197,297	150,864
Operating expenses:
Interest	13,857	9,451	39,927	28,715
Loan fees	1,138	1,502	5,793	6,039
General and administrative
Legal expenses	1,586	677	4,212	1,889
Tax expenses	815	117	1,706	689
Other expenses	3,967	2,927	10,398	8,826
Total general and administrative	6,368	3,721	16,316	11,404
Employee compensation
Compensation and benefits	7,559	5,294	23,372	18,069
Stock-based compensation	1,443	3,332	8,716	8,498
Total employee compensation	9,002	8,626	32,088	26,567
Total operating expenses	30,365	23,300	94,124	72,725
Net investment income	38,873	29,302	103,173	78,139
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	4,807	3,350	13,633	(4,115)
Control investments	—	—	—	(4,308)
Affiliate investments	—	—	—	(2,058)
Total net realized gain (loss) on investments	4,807	3,350	13,633	(10,481)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(26,351)	3,967	15,533	22,327
Control investments	2,489	378	421	3,715
Affiliate investments	(547)	(1,368)	(3,773)	(66)
Total net unrealized appreciation (depreciation) on investments	(24,409)	2,977	12,181	25,976
Total net realized and unrealized gain (loss)	(19,602)	6,327	25,814	15,495
Net increase (decrease) in net assets resulting from operations	$19,271	$35,629	$128,987	$93,634

Net investment income before investment gains and losses per common share:
Basic	$0.37	$0.31	$1.03	$0.87
Change in net assets resulting from operations per common share:
Basic	$0.18	$0.37	$1.29	$1.04
Diluted	$0.18	$0.37	$1.29	$1.04
Weighted average shares outstanding
Basic	104,314	95,460	99,615	89,100
Diluted	104,655	95,671	100,043	89,212
Distributions paid per common share:
Basic	$0.34	$0.31	$0.98	$0.93

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended September 30, 2019	Shares	Par Value	of par value	(loss) (2)	Stock	Assets
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684
Net increase (decrease) in net assets resulting from operations	—	—	—	19,271	—	19,271
Public offering, net of offering expenses	—	—	(331)	—	—	(331)
Issuance of common stock due to stock option exercises	23	—	300	—	—	300
Retired shares from net issuance	—	—	—	—	—	—
Issuance of common stock under restricted stock plan	770	1	(1)	—	—	—
Retired shares for restricted stock vesting	(482)	—	(4,471)	—	—	(4,471)
Distributions reinvested in common stock	43	—	544	—	—	544
Distributions	—	—	—	(35,555)	—	(35,555)
Stock-based compensation (1)	—	—	1,239	—	—	1,239
Balance at September 30, 2019	104,636	$105	$1,147,054	$(61,478)	$—	$1,085,681

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	128,987	—	128,987
Public offering, net of offering expenses	7,700	8	95,084	—	—	95,092
Issuance of common stock due to stock option exercises	37	—	461	—	—	461
Retired shares from net issuance	(12)	—	(166)	—	—	(166)
Issuance of common stock under restricted stock plan	828	1	(1)	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(550)	—	(5,358)	—	—	(5,358)
Distributions reinvested in common stock	132	—	1,733	—	—	1,733
Distributions	—	—	—	(97,606)	—	(97,606)
Stock-based compensation (1)	—	—	7,094	—	—	7,094
Balance at September 30, 2019	104,636	$105	$1,147,054	$(61,478)	$—	$1,085,681

(1)	Stock-based compensation includes $25 and $56 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2019, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 11.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended September 30, 2018	Shares	Par Value	of par value	(loss)(2)	Assets
Balance at June 30, 2018	94,260	$94	$1,026,313	$(62,710)	$963,697
Net increase (decrease) in net assets resulting from operations	—	—	—	35,629	35,629
Public offering, net of offering expenses	2,467	2	31,170	—	31,172
Issuance of common stock due to stock option exercises	25	—	271	—	271
Retired shares from net issuance	(21)	—	(271)	—	(271)
Issuance of common stock under restricted stock plan	—	—	—	—	—
Retired shares for restricted stock vesting	(19)	—	(249)	—	(249)
Distributions reinvested in common stock	39	—	518	—	518
Distributions	—	—	—	(29,710)	(29,710)
Stock-based compensation (1)	—	—	3,123	—	3,123
Balance at September 30, 2018	96,751	$96	$1,060,875	$(56,791)	$1,004,180

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	93,634	93,634
Public offering, net of offering expenses	11,953	11	143,787	—	143,798
Issuance of common stock due to stock option exercises	63	—	704	—	704
Retired shares from net issuance	(57)	—	(718)	—	(718)
Issuance of common stock under restricted stock plan	336	—	—	—	—
Retired shares for restricted stock vesting	(76)	—	(937)	—	(937)
Distributions reinvested in common stock	108	—	1,372	—	1,372
Distributions	—	—	—	(82,806)	(82,806)
Stock-based compensation (1)	—	—	8,166	—	8,166
Balance at September 30, 2018	96,751	$96	$1,060,875	$(56,791)	$1,004,180

(1)	Stock-based compensation includes $13 and $33 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2018, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 11.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$128,987	$93,634
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(784,858)	(706,113)
Principal and fee payments received on investments	424,479	503,971
Proceeds from the sale of investments	31,664	17,521
Net unrealized depreciation (appreciation) on investments	(12,181)	(25,976)
Net realized loss (gain) on investments	(13,633)	10,481
Accretion of paid-in-kind principal	(6,571)	(7,040)
Accretion of loan discounts	(2,435)	(2,961)
Accretion of loan discount on convertible notes	504	504
Accretion of loan exit fees	(17,598)	(12,482)
Change in deferred loan origination revenue	13,617	3,472
Unearned fees related to unfunded commitments	1,896	1,908
Amortization of debt fees and issuance costs	4,714	5,197
Depreciation	175	147
Stock-based compensation and amortization of restricted stock grants (1)	7,094	8,166
Change in operating assets and liabilities:
Interest and fees receivable	(2,887)	(3,460)
Prepaid expenses and other assets	(12,286)	2,141
Accounts payable	(196)	(187)
Accrued liabilities	12,763	(4,282)
Net cash provided by (used in) operating activities	(226,752)	(115,359)

Cash flows from investing activities:
Purchases of capital equipment	(484)	(325)
Net cash provided by (used in) investing activities	(484)	(325)

Cash flows from financing activities:
Issuance of common stock, net	95,091	143,498
Retirement of employee shares	(5,063)	(651)
Distributions paid	(95,873)	(81,434)
Issuance of July 2024 Notes	105,000	—
Issuance of 2025 Notes	—	75,000
Issuance of 2033 Notes	—	40,000
Issuance of 2028 Asset-Backed Notes	250,000	—
Repayments of 2024 Notes	(83,510)	(100,000)
Repayments of 2021 Asset-Backed Notes	—	(45,637)
Repayments of Long-Term SBA Debentures	—	(41,200)
Borrowings of credit facilities	480,834	216,109
Repayments of credit facilities	(522,205)	(135,216)
Cash paid for debt issuance costs	(4,131)	(3,978)
Fees paid for credit facilities and debentures	(2,833)	(161)
Net cash provided by (used in) financing activities	217,310	66,330
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,926)	(49,354)
Cash, cash equivalents and restricted cash at beginning of period	45,857	94,995
Cash, cash equivalents and restricted cash at end of period	$35,931	$45,641

Supplemental non-cash investing and financing activities:
Distributions reinvested	1,733	1,372

(1)	Stock-based compensation includes $56 and $33 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2019 and 2018, respectively.

See notes to consolidated financial statements

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash and cash equivalents	$21,045	$43,212
Restricted cash	14,886	2,429
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$35,931	$45,641

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (11)	Biotechnology Tools	Senior Secured	March 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 5.52% Exit Fee	$4,999	$5,020	$5,020
Subtotal: Under 1 Year Maturity						5,020	5,020
Subtotal: Biotechnology Tools (0.46%)*						5,020	5,020
Consumer & Business Products
1-5 Years Maturity
Whoop, Inc. (12)	Consumer & Business Products	Senior Secured	July 2021	Interest rate PRIME + 3.75% or Floor rate of 9.25%, 6.95% Exit Fee	$6,000	6,187	6,184
Subtotal: 1-5 Years Maturity						6,187	6,184
Subtotal: Consumer & Business Products (0.57%)*						6,187	6,184
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,766	14,805
Pico Quantitative Trading LLC (18)	Diversified Financial Services	Senior Secured	June 2024	Interest rate PRIME + 7.60% or Floor rate of 10.80%	$30,000	29,537	29,537
Subtotal: 1-5 Years Maturity						44,303	44,342
Subtotal: Diversified Financial Services (4.08%)*						44,303	44,342
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	40,514	40,405
Subtotal: 1-5 Years Maturity						40,514	40,405
Subtotal: Drug Delivery (3.72%)*						40,514	40,405
Drug Discovery & Development
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	10,050	9,979
Aldeyra Therapeutics, Inc	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	14,881	14,881
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$9,247	9,520	9,472
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$9,247	9,679	9,679
Total Aveo Pharmaceuticals, Inc.					$18,494	19,199	19,151
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 10.55%	$35,037	34,726	34,621
BridgeBio Pharma LLC (13)(16)	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 6.35% Exit Fee	$35,000	35,536	35,435
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,180	20,349
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	19,958	20,121
Total BridgeBio Pharma LLC					$75,000	75,674	75,905
Chemocentryx, Inc. (10)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,213	20,456
Codiak Biosciences, Inc (17)	Drug Discovery & Development	Senior Secured	September 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$10,000	9,921	9,921
Constellation Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$30,000	29,965	30,233
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	19,905	19,905
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 2.75% or Floor rate of 7.75%, 10.12% Exit Fee	$12,922	13,406	13,343
Mesoblast (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$50,000	51,193	51,286
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$14,300	15,196	15,143
Motif BioSciences Inc. (5)(8)(10)(11)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.87% Exit Fee	$6,738	6,732	—
Myovant Sciences, Ltd. (5)(10)(11)	Drug Discovery & Development	Senior Secured	November 2021	Interest rate PRIME + 4.00% or Floor rate of 8.25%, 6.55% Exit Fee	$40,000	41,137	41,086
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$35,000	35,072	35,231

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Paratek Pharmaceuticals, Inc. (11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.13% Exit Fee	$62,700	$61,733	$61,661
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.75% or Floor rate of 7.85%, 6.95% Exit Fee	$7,300	10,184	10,168
Total Paratek Pharmaceuticals, Inc.					$70,000	71,917	71,829
Replimune Group, Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	9,936	9,936
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$17,220	18,065	18,016
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,535	29,601
Tricida, Inc. (11)(15)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 14.10% Exit Fee	$40,000	40,473	40,715
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%	$35,000	35,963	36,127
Urovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	March 2023	Interest rate PRIME + 4.65% or Floor rate of 10.15%, 4.25% Exit Fee	$45,000	44,371	44,605
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,004	5,036
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,026	5,058
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,029	5,047
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,018	10,083
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	9,984	10,048
Total Verastem, Inc.					$35,000	35,061	35,272
X4 Pharmaceuticals, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 7.98% Exit Fee	$20,000	19,977	19,953
Subtotal: 1-5 Years Maturity						702,568	697,195
Subtotal: Drug Discovery & Development (64.22%)*						702,568	697,195
Electronics & Computer Hardware
1-5 Years Maturity
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$9,682	10,045	7,143
Subtotal: 1-5 Years Maturity						10,045	7,143
Subtotal: Electronics & Computer Hardware (0.66%)*						10,045	7,143
Healthcare Services, Other
Under 1 Year Maturity
PH Group Holdings (13)	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$20,000	19,959	19,959
	Healthcare Services, Other	Senior Secured	September 2020	Interest rate PRIME + 7.45% or Floor rate of 10.95%	$10,000	9,977	9,977
Total PH Group Holdings					$30,000	29,936	29,936
Subtotal: Under 1 Year Maturity						29,936	29,936
1-5 Years Maturity
Oak Street Health (11)(16)(17)	Healthcare Services, Other	Senior Secured	June 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$60,000	60,969	60,683
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,453	9,284	9,284
Subtotal: 1-5 Years Maturity						70,253	69,967
Subtotal: Healthcare Services, Other (9.20%)*						100,189	99,903
Information Services
1-5 Years Maturity
MDX Medical, Inc. (14)(15)(19)	Information Services	Senior Secured	June 2021	Interest rate PRIME + 2.75% or Floor rate of 9.50%, PIK Interest 1.70%, 2.80% Exit Fee	$15,487	15,479	15,519
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$20,000	19,434	19,434
YIPIT, LLC (17)(18)	Information Services	Senior Secured	May 2024	Interest rate 3-month LIBOR + 7.99% or Floor rate of 8.99%	$10,625	10,405	10,405
Subtotal: 1-5 Years Maturity						45,318	45,358
Subtotal: Information Services (4.18%)*						45,318	45,358
Internet Consumer & Business Services
Under 1 Year Maturity
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,466	42,989	42,989

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,108	$5,038	$5,038
Total Snagajob.com, Inc.					$47,574	48,027	48,027
Subtotal: Under 1 Year Maturity						48,027	48,027
1-5 Years Maturity
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,227	20,245
Arctic Wolf Networks, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$30,000	30,017	29,951
Cloudpay, Inc. (5)(10)(11)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$15,000	15,200	15,104
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,782	3,766	3,756
Convercent, Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.55% or Floor rate of 8.05%, PIK Interest 2.95%, 1.00% Exit Fee	$13,706	13,611	13,610
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$71,801	71,470	71,787
First Insight, Inc. (15)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 6.25% or Floor rate of 11.25%	$10,000	9,877	9,859
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$1,729	1,729	1,729
Intent (p.k.a. Intent Media, Inc.) (12)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%	$15,200	15,117	14,986
Lendio, Inc. (11)(17)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 5.25% Exit Fee	$5,000	4,956	4,970
Nextroll, Inc (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,153	20,036	20,036
Patron Technology (18)	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$35,750	34,731	34,730
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$650	650	650
Total Patron Technology					$36,400	35,381	35,380
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	20,141	20,106
SeatGeek, Inc. (14)(17)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$23,017	22,309	22,309
Skyword, Inc (14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.25%, 2.75% Exit Fee	$12,000	11,797	11,797
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,407	21,407	9,605
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$32,087	21,647	9,605
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$17,933	17,815	17,815
Xometry, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.09% Exit Fee	$11,000	11,253	11,317
Subtotal: 1-5 Years Maturity						346,349	334,362
Subtotal: Internet Consumer & Business Services (35.22%)*						394,376	382,389
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2021	Interest rate PRIME + 4.10% or Floor rate of 8.35%, PIK Interest 1.95%, 3.12% Exit Fee	$15,544	15,608	15,806
Subtotal: 1-5 Years Maturity						15,608	15,806
Subtotal: Media/Content/Info (1.46%)*						15,608	15,806
Medical Devices & Equipment
Under 1 Year Maturity
Quanta Fluid Solutions (5)(10)	Medical Devices & Equipment	Senior Secured	April 2020	Interest rate PRIME + 8.05% or Floor rate of 11.55%, 5.00% Exit Fee	$2,446	3,049	3,049
Subtotal: Under 1 Year Maturity						3,049	3,049
1-5 Years Maturity
Flowonix Medical Incorporated (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, 7.95% Exit Fee	$15,059	15,308	15,236

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$16,345	$16,892	$16,818
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,664	7,638
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,479	18,380
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,426	11,380
Transenterix, Inc. (10)(11)	Medical Devices & Equipment	Senior Secured	June 2022	Interest rate PRIME + 4.55% or Floor rate of 9.55%, 6.95% Exit Fee	$15,000	15,344	15,209
Subtotal: 1-5 Years Maturity						85,113	84,661
Subtotal: Medical Devices & Equipment (8.08%)*						88,162	87,710
Semiconductors
1-5 Years Maturity
Elenion Technologies Corporation (13)(14)	Semiconductors	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, PIK Interest 2.25%, 5.00% Exit Fee	$10,129	10,183	10,226
Subtotal: 1-5 Years Maturity						10,183	10,226
Subtotal: Semiconductors (0.94%)*						10,183	10,226
Software
Under 1 Year Maturity
Lightbend, Inc. (14)(15)	Software	Senior Secured	December 2019	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%, 9.95% Exit Fee	$2,016	2,149	2,149
Subtotal: Under 1 Year Maturity						2,149	2,149
1-5 Years Maturity
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$39,402	38,702	39,053
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.92% or Floor rate of 6.92%	$909	885	885
Total Abrigo					$40,311	39,587	39,938
Businessolver.com, Inc. (11)(16)(17)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 8.50%	$56,483	55,599	55,830
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 8.50%	$1,403	1,403	1,403
Total Businessolver.com, Inc.					$57,886	57,002	57,233
Clarabridge, Inc. (12)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$48,003	47,600	47,899
Cloud 9 Software (13)(17)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,500	9,324	9,324
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,188	15,069
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	May 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$40,000	39,624	39,801
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,152	10,373	10,395
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,053	9,841	9,819
Total Dashlane, Inc.					$20,205	20,214	20,214
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,461	5,446
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,113	4,021	4,008
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,061	4,987	5,065
Total Evernote Corporation					$14,723	14,469	14,519
FPX, LLC (13)(17)	Software	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.65% or Floor rate of 9.65%	$6,000	5,888	5,888
Insurance Technologies Corporation (11)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.90% or Floor rate of 8.90%	$13,750	13,510	13,507
Jolt Software, Inc (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$5,000	4,969	4,969
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66% or Floor rate of 9.66%	$8,910	8,701	8,760
Lastline, Inc. (19)	Software	Senior Secured	July 2022	Interest rate PRIME + 5.45% or Floor rate of 10.95%	$6,000	5,816	5,816
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 8.50%, PIK Interest 2.00%	$16,426	16,213	16,181
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Lithium Technologies, Inc. (11)(16)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	$11,822	$11,822
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,175	42,158
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$725	725	725
Total Lithium Technologies, Inc.					$55,725	54,722	54,705
Nuvolo Technologies Corporation (17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$10,000	9,853	9,878
OrthoFi, Inc (13)(18)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,396	17,396
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,315	7,250
Quid, Inc. (11)(14)(15)	Software	Senior Secured	November 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, PIK Interest 2.25%, 3.61% Exit Fee	$13,175	13,372	13,441
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,139	3,189	2,117
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,909	5,969
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$150	150	151
Total Salsa Labs, Inc.					$6,150	6,059	6,120
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,436	4,436
Varsity Tutors LLC (14)	Software	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$35,006	34,683	34,683
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 10.50% or Floor rate of 11.50%	$19,500	19,090	19,090
ZeroFox, Inc.	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$15,000	14,878	14,878
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,177	30,018
Subtotal: 1-5 Years Maturity						513,275	513,130
Greater than 5 Years Maturity
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$29,333	28,656	28,656
	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$688	671	671
Total Campaign Monitor Limited					$30,021	29,327	29,327
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,801	19,801
Subtotal: Greater than 5 Years Maturity						49,128	49,128
Subtotal: Software (51.99%)*						564,552	564,407
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)(19)	Sustainable and Renewable Technology	Senior Secured	October 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 6.67% Exit Fee	$10,000	10,775	10,696
	Sustainable and Renewable Technology	Senior Secured	October 2019	PIK Interest 10.00%	$683	683	679
	Sustainable and Renewable Technology	Senior Secured	October 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,555	1,555	1,529
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,238	13,013	12,904
Subtotal: Under 1 Year Maturity						13,013	12,904
1-5 Years Maturity
Impossible Foods, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	51,238	50,880
Proterra, Inc. (11)(14)(19)	Sustainable and Renewable Technology	Senior Secured	May 2021	Interest rate PRIME + 5.05% or Floor rate of 10.55%, PIK Interest 1.75%	$10,057	10,008	10,031
Subtotal: 1-5 Years Maturity						61,246	60,911
Subtotal: Sustainable and Renewable Technology (6.80%)*						74,259	73,815
Total: Debt Investments (191.58%)*						2,101,284	2,079,903

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$3,778
Subtotal: Communications & Networking (0.35%)*					1,230	3,778
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,298
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	31,852
Total Gibraltar Business Capital, LLC				11,432,752	28,006	34,150
Subtotal: Diversified Financial Services (3.15%)*					28,006	34,150
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	389
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	720
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	3,388
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	185
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	8
Subtotal: Drug Delivery (0.43%)*					4,645	4,690
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	1,607
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	105
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	4,371
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	392
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	416
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	11
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	72
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	540
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	81
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	50,771	717	896
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	10,364	2,000	39
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	328
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	11
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	29
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	37,175	718	1,463
Subtotal: Drug Discovery & Development (0.95%)*					19,038	10,361
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	4,508
Chromadex Corporation (4)	Healthcare Services, Other	Equity	Common Stock	44,264	157	174
Subtotal: Healthcare Services, Other (0.43%)*					5,251	4,682
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	251,000	3,871	12,994
Subtotal: Information Services (1.20%)*					3,871	12,994
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	50
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	457
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	14,422
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	8,198
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	6,692
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	2,054
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	780
Total OfferUp, Inc.				394,790	2,295	2,834
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	37,393	500	607
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (3.06%)*					25,855	33,260
Media/Content/Info
Pinterest, Inc. (4)	Media/Content/Info	Equity	Common Stock	206,666	4,085	5,466
Subtotal: Media/Content/Info (0.50%)*					4,085	5,466
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	199,649	—	1,007
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	1,044
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	1,003
Total Gelesis, Inc.				582,485	925	3,054
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	$155	$—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	393
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	111
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	3,282
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,239	4,061
Total Optiscan Biomedical, Corp.				1,139,269	13,151	7,847
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	538
Quanterix Corporation (4)	Medical Devices & Equipment	Equity	Common Stock	45,690	205	1,004
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	106
Subtotal: Medical Devices & Equipment (1.16%)*					17,546	12,549
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	94
Docker, Inc.	Software	Equity	Common Stock	200,000	4,284	3,890
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,703
	Software	Equity	Preferred Series 3	93,620	300	405
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,108
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	43
	Software	Equity	Preferred Series E	1,749,089	10,489	7,958
	Software	Equity	Preferred Series G	326,797	2,211	1,488
Total Palantir Technologies				2,085,421	12,747	9,489
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,910
Subtotal: Software (1.80%)*					22,438	19,491
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	9
	Surgical Devices	Equity	Preferred Series C	656,538	282	26
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	81
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	131
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	139
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	193
Total Gynesonics, Inc.				9,595,178	1,941	579
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	3,861
Subtotal: Surgical Devices (0.41%)*					4,491	4,440
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,000
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	10
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	518
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	380	61,502	—
Subtotal: Sustainable and Renewable Technology (0.23%)*					64,502	2,528
Total: Equity Investments (13.67%)*					200,958	148,389
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	7
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	7
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	384
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	5
Subtotal: Consumer & Business Products (0.04%)*					841	389
Drug Delivery
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	29
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	885
Dance Biopharm, Inc. (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	2,515	116	—
ZP Opco, Inc. (4)	Drug Delivery	Warrant	Common Stock	3,618	265	—
Subtotal: Drug Delivery (0.08%)*					1,861	914
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	75

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$54
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	4
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	20
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	108
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	15
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	50,391	431	31
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	8,109	625	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	3
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	32
Neuralstem, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	289	77	—
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	19
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	137
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	American Depositary Shares	41,667	158	15
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	377
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	123,637	979	1,965
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	363
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	25,000	314	86
Xoma Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	2
Subtotal: Drug Discovery & Development (0.30%)*					8,701	3,306
Electronics & Computer Hardware
908 DEVICES INC. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	45
Subtotal: Electronics & Computer Hardware (0.00%)*					101	45
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
MDX Medical, Inc. (15)	Information Services	Warrant	Common Stock	2,812,500	283	125
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	395
Planet Labs, Inc.	Information Services	Warrant	Common Stock	274,160	565	388
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.08%)*					1,384	908
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	21
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	14
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	25
Fastly, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	76,098	71	836
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	123
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	130
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	446
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,581
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	22
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	86
Oportun (4)	Internet Consumer & Business Services	Warrant	Common Stock	23,514	78	147
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	155
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	71
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	137,976	662	632
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc	Internet Consumer & Business Services	Warrant	Preferred Series A	444,444	83	88
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	66
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	27
TotalSnagajob.com, Inc.				3,011,537	844	93
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	4
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	347
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	881
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	159
Subtotal: Internet Consumer & Business Services (0.63%)*					6,242	6,861
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,961	493
Napster	Media/Content/Info	Warrant	Common Stock	715,755	383	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	347	—
Subtotal: Media/Content/Info (0.05%)*					2,695	493

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	$455	$—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	253
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	302
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	26
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	213
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	293
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	7
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B	387,930	61	25
Subtotal: Medical Devices & Equipment (0.10%)*					3,436	1,119
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	27
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	350
Total Achronix Semiconductor Corporation				1,110,000	259	377
Elenion Technologies Corporation	Semiconductors	Warrant	Preferred Series C	225	8	4
Subtotal: Semiconductors (0.04%)*					267	381
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	62
	Software	Warrant	Preferred Series F	31,673	343	65
Total Actifio, Inc.				105,257	592	127
CareCloud Corporation (15)	Software	Warrant	Common Stock	13,499	257	—
Clickfox, Inc. (15)	Software	Warrant	Preferred Series B	492,877	152	—
	Software	Warrant	Preferred Series C	592,019	730	—
	Software	Warrant	Preferred Series C-A	2,218,214	231	2
Total Clickfox, Inc.				3,303,110	1,113	2
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	17
Couchbase, Inc.	Software	Warrant	Common Stock	188,127	344	248
Dashlane, Inc.	Software	Warrant	Common Stock	239,852	219	386
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	95
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	64
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lastline, Inc.	Software	Warrant	Common Stock	363,636	133	133
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	108
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	612
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	78
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	635
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	1
	Software	Warrant	Preferred Series E	40,261	1	—
Total Quid, Inc.				111,837	2	1
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	12
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	16
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	486,263	57	77
Subtotal: Software (0.24%)*					4,297	2,611
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	1,717,709	861	25
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	25
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	4
	Surgical Devices	Warrant	Preferred Series D	1,575,965	321	21
Total Gynesonics, Inc.				1,756,445	395	25
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	138	655
Subtotal: Surgical Devices (0.06%)*					533	680
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fluidic, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	504
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	$155	$150
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	47
Total Kinestral Technologies, Inc.				456,883	218	197
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	12
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	462
Total Proterra, Inc.				514,147	42	474
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Common Stock	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Subtotal: Sustainable and Renewable Technology (0.11%)*					2,455	1,175
Total: Warrant Investments (1.74%)*					34,092	18,914
Total Investments in Securities (206.99%)*					$2,336,334	$2,247,206

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 5.00% at September 30, 2019. 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 2.02%, 2.09% and 2.03%, respectively, at September 30, 2019.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $64.8 million, $166.2 million and $101.4 million, respectively. The tax cost of investments is $2.3 billion.

(4)

Except for warrants in 35 publicly traded companies and common stock in 26 publicly traded companies, all investments are restricted at September 30, 2019 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at September 30, 2019, and is therefore considered non-income producing. Note that at September 30, 2019, only the $10.7 million PIK, or payment-in-kind, loan is on non-accrual for the Company’s debt investment in Tectura Corporation. At September 30, 2019, only the $1.6 million and $683,000 loans are on non-accrual for the Company’s debt investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.).

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at September 30, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at September 30, 2019. Refer to Note 10.
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

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

At September 30, 2019, approximately 97.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2019 and as of December 31, 2018.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,065,097	$—	$—	$2,065,097
Unsecured Debt	14,806	—	—	14,806
Preferred Stock	68,310	—	—	68,310
Common Stock	80,079	43,354	—	36,725
Warrants	18,914	—	4,961	13,953
Escrow Receivable	959	—	—	959
Total	$2,248,165	$43,354	$4,961	$2,199,850

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,719,091	$—	$—	$1,719,091
Unsecured Debt	14,401	—	—	14,401
Preferred Stock	68,625	—	—	68,625
Common Stock	51,587	27,346	—	24,241
Warrants	26,669	—	3,996	22,673
Escrow Receivable	970	—	—	970
Total	$1,881,343	$27,346	$3,996	$1,850,001

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and the year ended December 31, 2018.

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2019
Senior Debt	$1,719,091	$(5,513)	$(2,297)	$784,445	$—	$(430,629)	$—	$—	$2,065,097
Unsecured Debt	14,401	—	368	37	—	—	—	—	14,806
Preferred Stock	68,625	(1,146)	11,159	4,638	(16)	—	—	(14,950)	68,310
Common Stock	24,241	(750)	8,140	5,094	—	—	—	—	36,725
Warrants	22,673	6,270	(6,975)	2,794	(8,981)	—	—	(1,828)	13,953
Escrow Receivable	970	(875)	—	896	(32)	—	—	—	959
Total	$1,850,001	$(2,014)	$10,395	$797,904	$(9,029)	$(430,629)	$—	$(16,778)	$2,199,850

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2018
Senior Debt	$1,415,984	$(14,066)	$4,947	$896,831	$—	$(584,605)	$—	$—	$1,719,091
Unsecured Debt	—	—	(328)	20,583	—	(5,671)	—	(183)	14,401
Preferred Stock	40,683	2,540	(11,068)	39,993	(3,706)	—	183	—	68,625
Common Stock	25,853	(3,299)	(7,583)	17,950	(301)	—	—	(8,379)	24,241
Warrants	31,205	(982)	(2,982)	2,050	(6,402)	—	—	(216)	22,673
Escrow Receivable	752	1	(143)	892	(532)	—	—	—	970
Total	$1,514,477	$(15,806)	$(17,157)	$978,299	$(10,941)	$(590,276)	$183	$(8,778)	$1,850,001

(1)	Included in net realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., X4 Pharmaceuticals, Inc., BridgeBio Pharma LLC, Pinterest, Inc., TransMedics Group, Inc., Fastly, Inc., Brickell Biotech, Inc., and Oportun.

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

For the nine months ended September 30, 2019, approximately $10.2 million and $7.7 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $5.3 million and $568,000 in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2019 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$19,905	Originated Within 4-6 Months	Origination Yield	14.28%	14.28%
	642,552	Market Comparable Companies	Hypothetical Market Yield	9.72% - 15.76%	11.94%
			Premium/(Discount)	(0.50%) - 0.50%
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Technology	222,845	Originated Within 4-6 Months	Origination Yield	11.99% - 14.94%	12.96%
	658,835	Market Comparable Companies	Hypothetical Market Yield	10.41% - 16.17%	12.42%
			Premium/(Discount)	(0.25%) - 0.50%
	2,117	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	34,251	Market Comparable Companies	Hypothetical Market Yield	11.87% - 25.98%	14.36%
			Premium/(Discount)	(0.25%) - 3.00%
	7,143	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%
Medical Devices	125,067	Market Comparable Companies	Hypothetical Market Yield	9.76% - 15.26%	12.81%
			Premium/(Discount)	0.00% - 0.50%
Lower Middle Market	9,284	Originated Within 4-6 Months	Origination Yield	12.02%	12.02%
	158,115	Market Comparable Companies	Hypothetical Market Yield	10.02% - 16.10%	13.54%
			Premium/(Discount)	0.00%
	9,604	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	88,393	Debt Investments originated within 3 months
	13,612	Imminent Payoffs (4)
	88,180	Debt Investments Maturing in Less than One Year
	$2,079,903	Total Level Three Debt Investments

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Healthcare Services, Other, Biotechnology Tools, and Drug Discovery & Development industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the Software, Media/Content/Info, Internet Consumer & Business Services, Consumer & Business Products, Semiconductors, Diversified Financial Services, and Information Services industries in the Consolidated Schedule of Investments.

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$41,823	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 6.6x	6.0x
			Revenue Multiple (2)	0.5x - 4.9x	3.5x
			Discount for Lack of Marketability (3)	16.18% - 28.57%	20.90%
			Average Industry Volatility (4)	57.94% - 104.95%	79.33%
			Risk-Free Interest Rate	1.57% - 1.77%	1.76%
			Estimated Time to Exit (in months)	11 - 35	12
	15,468	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(22.50%) - 18.90%	(1.97%)
			Average Industry Volatility (4)	33.84% - 97.75%	91.05%
			Risk-Free Interest Rate	1.50% - 2.66%	2.05%
			Estimated Time to Exit (in months)	11 - 15	13
	—	Liquidation	Revenue Multiple (2)	1.9x - 3.4x	2.7x
	47,744	Other (7)
Warrant Investments	8,381	Market Comparable Companies	EBITDA Multiple (2)	4.7x - 13.9x	13.8x
			Revenue Multiple (2)	0.4x - 7.0x	4.6x
			Discount for Lack of Marketability (3)	12.31% - 35.57%	18.61%
			Average Industry Volatility (4)	43.00% - 99.06%	54.94%
			Risk-Free Interest Rate	1.56% - 1.81%	1.71%
			Estimated Time to Exit (in months)	7 - 47	19
	5,572	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(54.12%) - 21.60%	2.38%
			Average Industry Volatility (4)	27.50% - 99.69%	65.01%
			Risk-Free Interest Rate	1.61% - 2.73%	1.89%
			Estimated Time to Exit (in months)	5 - 42	19
Total Level Three Warrant and Equity Investments	$118,988

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

Other Assets

Other assets generally consist of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of September 30, 2019 and December 31, 2018 was approximately $959,000 and $972,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both September 30, 2019 and December 31, 2018, there were no material past due escrow receivables.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2019 and 2018.

(in thousands)			For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
Portfolio Company	Type	Fair Value at September 30, 2019	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$48,955	$564	$5	$2,719	$—	$1,673	$13	$9,427	$—
Tectura Corporation	Control	9,605	491	—	(230)	—	1,446	—	(9,006)	—
Total Control Investments		$58,560	$1,055	$5	$2,489	$—	$3,119	$13	$421	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,060	$—	$—	$(312)	$—	$—	$—	$(548)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	12,904	493	26	(235)	—	1,740	186	(3,225)	—
Total Affiliate Investments		$20,964	$493	$26	$(547)	$—	$1,740	$186	$(3,773)	$—
Total Control & Affiliate Investments		$79,524	$1,548	$31	$1,942	$—	$4,859	$199	$(3,352)	$—

(in thousands)			For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
Portfolio Company	Type	Fair Value at September 30, 2018	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$—	$—	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	42,715	445	1	(9)	—	945	1	(9)	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	—	—	—	—	1,781	(1,743)
Tectura Corporation	Control	19,672	476	—	387	—	1,403	—	(915)	335
Total Control Investments		$62,387	$921	$1	$378	$—	$2,348	$1	$3,715	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,165	$—	$—	$837	$—	$—	$—	$1,252	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	19,930	509	71	(2,205)	—	1,570	263	(2,696)	—
Stion Corporation	Affiliate	—	—	—	—	—	—	—	1,378	(1,378)
Total Affiliate Investments		$28,095	$509	$71	$(1,368)	$—	$1,570	$263	$(66)	$(2,058)
Total Control & Affiliate Investments		$90,482	$1,430	$72	$(990)	$—	$3,918	$264	$3,649	$(6,366)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$749,161	33.3%	$716,505	38.1%
Senior Secured Debt	1,334,850	59.4%	1,029,255	54.8%
Unsecured Debt	14,806	0.7%	14,401	0.8%
Preferred Stock	68,310	3.0%	68,625	3.6%
Common Stock	80,079	3.6%	51,587	2.7%
Total	$2,247,206	100.0%	$1,880,373	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2019 and December 31, 2018 is shown as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,914,701	85.1%	$1,668,027	88.8%
United Kingdom	178,985	8.0%	89,016	4.7%
Australia	51,286	2.3%	35,190	1.9%
Netherlands	37,590	1.7%	35,854	1.9%
Ireland	35,231	1.6%	24,750	1.3%
Cayman Islands	18,032	0.8%	19,650	1.0%
Sweden	7,143	0.3%	5,556	0.3%
Germany	4,238	0.2%	—	0.0%
Canada	—	0.0%	859	0.0%
Switzerland	—	0.0%	1,471	0.1%
Total	$2,247,206	100.0%	$1,880,373	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$710,862	31.7%	$539,977	28.7%
Software	586,509	26.1%	548,952	29.2%
Internet Consumer & Business Services	422,510	18.8%	329,512	17.5%
Healthcare Services, Other	104,585	4.7%	60,142	3.2%
Medical Devices & Equipment	101,378	4.5%	121,420	6.5%
Diversified Financial Services	78,492	3.5%	39,491	2.1%
Sustainable and Renewable Technology	77,518	3.4%	110,303	5.9%
Information Services	59,260	2.6%	30,940	1.6%
Drug Delivery	46,009	2.0%	40,519	2.2%
Media/Content/Info	21,765	1.0%	21,666	1.2%
Semiconductors	10,607	0.5%	899	0.0%
Electronics & Computer Hardware	7,188	0.3%	15,763	0.8%
Consumer & Business Products	6,573	0.3%	6,179	0.3%
Surgical Devices	5,120	0.2%	3,088	0.2%
Biotechnology Tools	5,020	0.2%	6,279	0.3%
Communications & Networking	3,785	0.2%	4,871	0.3%
Specialty Pharmaceuticals	25	0.0%	24	0.0%
Diagnostic	—	0.0%	348	0.0%
Total	$2,247,206	100.0%	$1,880,373	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2019 and December 31, 2018.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2019, approximately 84.8% of the Company’s debt investments were in a senior secured first lien position, with 46.2% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.1% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.9% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 8.6% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 14.5% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

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

At September 30, 2019, the Company had three debt investments on non-accrual with a cumulative investment cost and approximate fair value of $9.2 million and $2.2 million, respectively. At December 31, 2018, the Company had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and fair value of zero. The increase in the cost of debt investments on non-accrual between December 31, 2018 and September 30, 2019 is the result of the addition of two debt investments, partially offset by the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $42.1 million of unamortized fees at September 30, 2019, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, the Company had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.4 million and $1.6 million in one-time fee income during the three months ended September 30, 2019 and 2018, respectively. The Company recorded approximately $4.6 million and $6.4 million in one-time fee income during the nine months ended September 30, 2019 and 2018, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2019, the Company had approximately $32.0 million in exit fees receivable, of which approximately $29.2 million was included as a component of the cost basis of the Company’s current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2018, the Company had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $2.3 million was deferred related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.2 million and $2.4 million in PIK income during the three months ended September 30, 2019 and 2018, respectively. The Company recorded approximately $6.6 million and $7.0 million in PIK income during the nine months ended September 30, 2019 and 2018, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2019 and 2018.

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

Based on market quotations on or around September 30, 2019, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.000, 1.010, 1.012, and 1.024 per dollar at par value, respectively. At September 30, 2019, the 2025 Notes and 2033 Notes were trading on the NYSE for $25.23 and $26.65 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair values of the SBA debentures, and July 2024 Notes were approximately $153.5 million, and $106.2 million, respectively, compared to the principal amounts of $149.0 million, and $105.0 million, respectively, as of September 30, 2019. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of September 30, 2019.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at September 30, 2019 and December 31, 2018:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$153,524	$—	$—	$153,524
2022 Notes	150,030	—	150,030	—
July 2024 Notes	106,220	—	—	106,220
2025 Notes	75,690	—	75,690	—
2033 Notes	42,640	—	42,640	—
2027 Asset-Backed Notes	201,914	—	201,914	—
2028 Asset-Backed Notes	252,920	—	252,920	—
2022 Convertible Notes	235,451	—	235,451	—
Wells Facility	—	—	—	—
Union Facility	11,585	—	—	11,585
Total	$1,229,974	$—	$958,645	$271,329

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$150,387	$—	$—	$150,387
2022 Notes	146,385	—	146,385	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,150	—	72,150	—
2033 Notes	37,360	—	37,360	—
2027 Asset-Backed Notes	201,188	—	201,188	—
2022 Convertible Notes	217,672	—	217,672	—
Wells Facility	13,107	—	—	13,107
Union Facility	39,849	—	—	39,849
Total	$962,543	$—	$759,200	$203,343

4. Borrowings

Outstanding Borrowings

At September 30, 2019 and December 31, 2018, the Company had the following available and outstanding borrowings:

	September 30, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$148,038	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,383	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
July 2024 Notes	105,000	105,000	103,723	—	—	—
2025 Notes	75,000	75,000	72,875	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,474	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,241	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,333	—	—	—
2022 Convertible Notes	230,000	230,000	226,223	230,000	230,000	225,051
Wells Facility (4)	75,000	—	—	75,000	13,107	13,107
Union Bank Facility (4)	200,000	11,585	11,585	100,000	39,849	39,849
Total	$1,474,000	$1,210,585	$1,193,875	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At both September 30, 2019 and December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
SBA Debentures	$962	$1,345
2022 Notes	1,110	1,379
2024 Notes (2)	—	1,686
July 2024 Notes	1,277	—
2025 Notes	2,125	2,410
2033 Notes	1,526	1,573
2027 Asset-Backed Notes	2,759	2,735
2028 Asset-Backed Notes	2,667	—
2022 Convertible Notes	2,155	2,823
Wells Facility (1)	417	100
Union Bank Facility (1)	1,637	165
Total	$16,635	$14,216

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statement of Assets and Liabilities in accordance with ASC Subtopic 835-30.

(2)	The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2019, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of September 30, 2019. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of September 30, 2019, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2019, the Company held investments in HT III in 43 companies with a fair value of approximately $213.3 million, accounting for approximately 9.5% of the Company’s total investment portfolio at September 30, 2019. HT III held approximately $223.7 million in tangible assets which accounted for approximately 9.7% of the Company’s total assets at September 30, 2019.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. Through the Company’s wholly owned subsidiary HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of September 30, 2019 as a result of having sufficient capital as defined under the SBA regulations.

The average amount of debentures outstanding for the three and nine months ended September 30, 2019 for HT III were approximately $149.0 million with an average interest rate of approximately 3.46% and 3.42%, respectively.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$1,287	$1,658	$3,820	$5,113
Amortization of debt issuance cost (loan fees)	128	270	383	586
Total interest expense and fees	$1,415	$1,928	$4,203	$5,699
Cash paid for interest expense	$2,561	$3,499	$5,080	$6,942

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2019 and December 31, 2018:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2019	December 31, 2018
September 22, 2010	September 1, 2020	3.50%	$10,000	$10,000
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of September 30, 2019, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,110)	(1,379)
Original issue discount, net of accretion	(507)	(631)
Carrying value of 2022 Notes	$148,383	$147,990

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$1,734	$1,734	$5,202	$5,203
Amortization of debt issuance cost (loan fees)	90	90	270	261
Accretion of original issue discount	41	41	123	123
Total interest expense and fees	$1,865	$1,865	$5,595	$5,587
Cash paid for interest expense	$—	$—	$3,469	$3,469

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

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$—	$83,510
Unamortized debt issuance cost	—	(1,686)
Original issue premium, net of amortization	—	28
Carrying value of 2024 Notes	$—	$81,852

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$—	$1,305	$210	$5,525
Amortization of debt issuance cost (loan fees)	—	110	1,686	2,831
Amortization of original issue premium	—	(13)	110	(40)
Total interest expense and fees	$—	$1,402	$2,006	$8,316
Cash paid for interest expense	$—	$1,305	$1,305	$6,553

July 2024 Notes

On July 16, 2019, the Company issued $105.0 million in aggregate principal amount (the “July 2024 Notes”) to qualified institutional investors in a private placement. The sale of the July 2024 Notes generated net proceeds of approximately $103.7 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.3 million.

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

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$105,000	$—
Unamortized debt issuance cost	(1,277)	—
Carrying value of July 2024 Notes	$103,723	$—

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$1,050	$—	$1,050	$—
Amortization of debt issuance cost (loan fees)	49	—	49	—
Total interest expense and fees	$1,099	$—	$1,099	$—
Cash paid for interest expense	$—	$—	$—	$—

As of September 30, 2019, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

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

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ”. The 2025 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2019, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(2,125)	(2,410)
Carrying value of 2025 Notes	$72,875	$72,590

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$984	$983	$2,953	$1,695
Amortization of debt issuance cost (loan fees)	95	69	285	126
Total interest expense and fees	$1,079	$1,052	$3,238	$1,821
Cash paid for interest expense	$984	$1,028	$2,953	$1,028

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

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2019, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,526)	(1,573)
Carrying value of 2033 Notes	$38,474	$38,427

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$625	$49	$1,875	$49
Amortization of debt issuance cost (loan fees)	27	2	81	2
Total interest expense and fees	$652	$51	$1,956	$51
Cash paid for interest expense	$625	$—	$1,875	$—

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

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$—	$66	$—	$689
Amortization of debt issuance cost (loan fees)	—	297	—	410
Total interest expense and fees	$—	$363	$—	$1,099
Cash paid for interest expense	$—	$146	$—	$823

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

At both September 30, 2019 and December 31, 2018, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,303	$—	$6,908	$—
Amortization of debt issuance cost (loan fees)	70	—	208	—
Total interest expense and fees	$2,373	$—	$7,116	$—
Cash paid for interest expense	$2,303	$—	$6,908	$—

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At September 30, 2019, there was approximately $6.5 million of restricted cash. There was approximately $11.6 million of restricted cash as of December 31, 2018.

As of September 30, 2019, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

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

At September 30, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million. There was no outstanding principal balance for the 2028 Asset-Backed Notes at December 31, 2018.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,939	$—	$8,132	$—
Amortization of debt issuance cost (loan fees)	67	—	185	—
Total interest expense and fees	$3,006	$—	$8,317	$—
Cash paid for interest expense	$2,939	$—	$7,805	$—

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At September 30, 2019, there was approximately $8.4 million of restricted cash. There were no funds segregated as restricted cash related to the 2028 Asset-Backed Notes at December 31, 2018.

As of September 30, 2019, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

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

The 2022 Convertible Notes mature on February 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes bear interest at a rate of 4.375% per year payable semiannually in arrears on February 1, and August 1 of each year, commencing on August 1, 2017.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2019, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(2,155)	(2,823)
Original issue discount, net of accretion	(1,622)	(2,126)
Carrying value of 2022 Convertible Notes	$226,223	$225,051

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$2,516	$2,516	$7,547	$7,547
Amortization of debt issuance cost (loan fees)	223	223	669	669
Accretion of original issue discount	168	168	504	504
Total interest expense and fees	$2,907	$2,907	$8,720	$8,720
Cash paid for interest expense	$5,031	$5,031	$10,062	$10,063

As of September 30, 2019, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of September 30, 2019 and December 31, 2018, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Seventh Amendment, to the Wells Facility, or the Wells Facility Seventh Amendment. The Wells Facility Seventh Amendment, among other things, amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00%. The Wells Facility Seventh Amendment also extends the maturity date to January 2023, unless terminated sooner in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.00% to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

On July 2, 2019, Hercules Funding II entered into the Eighth Amendment to the Wells Facility, or the Wells Facility Eighth Amendment. The Wells Facility Eighth Amendment amends certain provisions of the Wells Facility to, among other things, revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the Company with respect to split-funded notes receivable owned by Hercules Funding II and an affiliate thereof (including Hercules Funding IV LLC).

As of September 30, 2019, the Company has no borrowings outstanding on the facility. The Company had borrowings outstanding of $13.1 million on the facility at December 31, 2018.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$22	$244	$416	$990
Amortization of debt issuance cost (loan fees)	66	44	219	133
Total interest expense and fees	$88	$288	$635	$1,123
Cash paid for interest expense	$95	$345	$430	$823

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

The Union Bank Facility also includes various financial and other covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of the Company and Hercules Funding IV. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $700.0 million plus 90% of the cumulative amount of equity raised after December 31, 2018. As of September 30, 2019, the minimum tangible net worth covenant increased to $785.9 million as a result of the equity raised after December 31, 2018. See “Note 6 - Stockholder’s Equity.”

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

As of September 30, 2019, the Company has borrowings outstanding of $11.6 million on the facility. The Company had borrowings outstanding of $39.8 million on the facility at December 31, 2018.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$188	$700	$1,077	$1,265
Amortization of debt issuance cost (loan fees)	199	92	606	243
Total interest expense and fees	$387	$792	$1,683	$1,508
Cash paid for interest expense	$461	$793	$1,096	$1,074

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

During the three months ended September 30, 2019, the Company declared and paid a distribution of $0.34 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s 2019 distributions to stockholders will be.

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

Taxable income for the nine months ended September 30, 2019 was approximately $110.0 million or $1.11 per share. Taxable net realized gains for the same period were $15.6 million or approximately $0.16 per share. Taxable income for the nine months ended September 30, 2018 was approximately $83.1 million or $0.93 per share. Taxable net realized gains for the same period were $7.2 million or approximately $0.08 per share.

For the nine months ended September 30, 2019, the Company paid approximately $1.4 million of tax expense and had $835,000 accrued but unpaid tax expense as of the balance sheet date. For the nine months ended September 30, 2018, the Company paid approximately $676,000 of tax expense and had $100,000 accrued but unpaid tax expense as of the balance sheet date.

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

There were no shares of common stock sold under the Equity Distribution Agreement during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company sold approximately 2.0 million shares of common stock, of which 679,000 shares and 1.3 million shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $25.1 million, including $311,000 of offering expenses, from these sales, of which $8.5 million, including offering expense of $146,000, was received under the Prior Equity Distribution Agreement and $16.6 million, including offering expense of $165,000, was received under the Equity Distribution Agreement.

During the three and nine months ended September 30, 2018, the Company sold 2.4 million and 5.0 million shares of common stock for total accumulated net proceeds of approximately $30.9 million and $62.3 million, respectively, including $540,000 and $1.4 million of offering expenses, respectively, under the Prior Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

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

The Company has issued stock options for common stock subject to future issuance, of which 519,418 and 481,032 were outstanding at September 30, 2019 and December 31, 2018, respectively.

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

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless sooner terminated by the Board, the 2018 Equity Incentive Plan will terminate on the day before the tenth anniversary of the date the 2018 Equity Incentive Plan was initially adopted in 2018 by the Board. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of the date the Director Plan was initially adopted in 2018 by the Board. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. These shares generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

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

The following table summarizes the common stock options activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	481,032	$13.40	590,525	$13.60
Granted	111,000	$12.91	94,000	$12.65
Exercised	(14,113)	$11.39	(63,769)	$11.05
Forfeited	(5,836)	$12.79	(51,437)	$13.22
Expired	(52,665)	$14.82	(34,650)	$14.34
Outstanding at September 30,	519,418	$13.21	534,669	$13.72
Shares Expected to Vest at September 30,	195,404	$13.43	163,654	$13.58

All options may be exercised for a period ending seven to ten years after the date of grant. At September 30, 2019, options for approximately 519,418 shares were outstanding at a weighted average exercise price of approximately $13.21 per share with weighted average of remaining contractual term of 4.91 years and an aggregate intrinsic value of $275,000. At September 30, 2019, options for approximately 324,014 shares were exercisable at a weighted average exercise price of approximately $13.43 per share with weighted average of remaining contractual term of 4.09 years and an aggregate intrinsic value of $193,000.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2019 and 2018 was approximately $40,000 and $44,000, respectively. During the nine months ended September 30, 2019 and 2018, approximately $35,000 and $42,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2019, there was approximately $76,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.10 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Expected Volatility	18.40%	21.19%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.33% - 2.62%	2.19% - 2.97%

During the nine months ended September 30, 2019 and 2018, the Company granted 134,247 shares and 334,995 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the nine months ended September 30, 2019 and 2018 were approximately $1.7 million and $4.4 million, respectively. As of September 30, 2019, there were approximately $2.1 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.24 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	380,870	$12.95	261,245	$12.43
Granted	134,247	$12.79	334,995	$13.04
Vested	(193,176)	$12.84	(170,264)	$12.55
Forfeited	(134,247)	$13.04	(3,085)	$11.70
Unvested at September 30,	187,694	$12.88	422,891	$12.87

During the nine months ended September 30, 2019 and 2018, the Company granted approximately 1,029,836 shares and 411,689 shares, respectively, of restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company also granted approximately 124,708 shares and 75,184 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2019 and 2018, were approximately $15.2 million and $6.4 million, respectively. As of September 30, 2019, there were approximately $6.0 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.13 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	732,533	$13.50	594,322	$12.99
Granted	1,029,836	$13.11	411,689	$13.04
Distribution Equivalent Unit Granted	124,708	$—	75,184	$12.69
Vested (1)	(615,045)	$13.35	(318,240)	$14.10
Forfeited	(624,349)	$13.34	(14,085)	$13.40
Unvested at September 30,	647,683	$13.16	748,870	$13.48

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the nine months ended September 30, 2019, the Company expensed approximately $7.7 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $6.2 million in compensation expense related to restricted stock awards and restricted stock units during the nine months ended September 30, 2018.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of September 30, 2019, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Dividend equivalents will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such dividend equivalents relate actually vest. The Cash Awards are not eligible to accrue dividend equivalents.

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

As of September 30, 2019, all of Retention PSUs and Cash Awards were unvested and there were approximately $4.4 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 2.59 years. As of September 30, 2019, there was approximately $1.0 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statement of Assets and Liabilities.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net increase in net assets resulting from operations	$19,271	$35,629	$128,987	$93,634
Less: Distributions declared-common and restricted shares	(35,555)	(29,710)	(97,606)	(82,806)
Undistributed earnings	(16,284)	5,919	31,381	10,828
Undistributed earnings-common shares	(16,284)	5,894	31,313	10,770
Add: Distributions declared-common shares	35,490	29,577	97,388	82,356
Numerator for basic and diluted change in net assets per common share	$19,206	$35,471	$128,701	$93,126

Denominator
Basic weighted average common shares outstanding	104,314	95,460	99,615	89,100
Common shares issuable	341	211	428	112
Weighted average common shares outstanding assuming dilution	104,655	95,671	100,043	89,212

Change in net assets per common share
Basic	$0.18	$0.37	$1.29	$1.04
Diluted	$0.18	$0.37	$1.29	$1.04

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and nine months ended September 30, 2019 and 2018, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.6 million shares of 2022 Convertible Notes, 25,396 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the nine months ended September 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.8 million shares of 2022 Convertible Notes, 30,110 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs.

For the three and nine months ended September 30, 2018, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.2 million and 4.0 million shares related to 2022 Convertible Notes, 37,015 shares and 60,756 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares and 18,952 shares of unvested Retention PSUs, respectively.

At both September 30, 2019 and December 31, 2018, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per share data (1):
Net asset value at beginning of period	$9.90	$9.96
Net investment income	1.03	0.88
Net realized gain (loss) on investments	0.14	(0.12)
Net unrealized appreciation (depreciation) on investments	0.12	0.29
Total from investment operations	1.29	1.05
Net increase (decrease) in net assets from capital share transactions (1)	0.11	0.21
Distributions of net investment income (6)	(0.95)	(0.93)
Distributions of capital gains (6)	(0.03)	—
Stock-based compensation expense included in investment income (2)	0.06	0.09
Net asset value at end of period	$10.38	$10.38

Ratios and supplemental data:
Per share market value at end of period	$13.37	$13.16
Total return (3)	29.94%	7.59%
Shares outstanding at end of period	104,636	96,751
Weighted average number of common shares outstanding	99,615	89,100
Net assets at end of period	$1,085,681	$1,004,180
Ratio of total expense to average net assets (4)	12.25%	10.82%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.43%	11.62%
Portfolio turnover rate (5)	22.82%	33.97%
Weighted average debt outstanding	$1,145,027	$801,712
Weighted average debt per common share	$11.49	$9.00

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

(3)

The total return for the nine months ended September 30, 2019 and 2018 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2019 and 2018 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2019 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At September 30, 2019, the Company had approximately $167.5 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $213.5 million of non-binding term sheets outstanding at September 30, 2019. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2019, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
SeatGeek, Inc.	$37,000
Tricida, Inc.	35,000
The Wing	30,000
Oak Street Health	20,000
Codiak Biosciences, Inc	15,000
Clarabridge, Inc.	5,000
X4 Pharmaceuticals, Inc.	5,000
Nuvolo Technologies Corporation	3,000
Campaign Monitor Limited	2,979
Lendio, Inc.	2,500
Businessolver.com, Inc.	2,168
Dashlane, Inc.	2,000
Greenphire, Inc.	2,000
ThreatConnect, Inc.	1,800
The CM Group LLC	1,750
FPX, LLC	1,000
Cloud 9 Software	500
Yipit, LLC	425
Salsa Labs, Inc.	350
Total	$167,472

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of September 30, 2019 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,210,585	$10,000	$344,250	$291,335	$565,000
Lease and License Obligations (4)	14,197	3,174	5,872	3,639	1,512
Total	$1,224,782	$13,174	$350,122	$294,974	$566,512

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $11.6 million outstanding under the Union Bank Credit Facility as of September 30, 2019. There were no outstanding borrowings under the Wells Facility as of September 30, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $764,000 and $2.0 million during the three and nine months ended September 30, 2019. Total rent expense amounted to approximately $522,000 and $1.5 million during the three and nine months ended September 30, 2018. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities as of September 30, 2019:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Total operating lease cost	$719	$1,869
Cash paid for amounts included in the measurement of lease liabilities	$536	$2,126

As of September 30, 2019
Weighted-average remaining lease term (in years)	5.10
Weighted-average discount rate	5.48%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2019:

(in thousands)
Remainder of 2019	$545
2020	2,795
2021	2,903
2022	3,001
2023	2,342
Thereafter	2,205
Total lease payments	13,791
Less: imputed interest	(1,869)
Total operating lease liability	$11,922

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between level 1 and level 2 of the fair value hierarchy, and level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. As permitted, the Company partially adopted the standard effective July 1, 2019, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented. The Company intends to adopt ASU 2018-13 in full for the interim period beginning after December 15, 2019 and does not believe that it will have a material impact on its consolidated financial statements and disclosures.

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

12. Subsequent Events

On October 23, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on November 18, 2019 to stockholders of record as of November 11, 2019.

In addition to the cash distribution, on October 23, 2019, the Board of Directors declared a supplemental cash distribution of $0.03 per share to be paid on November 18, 2019 to stockholders of record as of November 11, 2019.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, and San Diego, CA.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $223.7 million in tangible assets which accounted for approximately 9.7% of our total assets at September 30, 2019.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.2 billion at September 30, 2019 and $1.9 billion at December 31, 2018. The fair value of our debt investment portfolio at September 30, 2019 was approximately $2.1 billion, compared to a fair value of approximately $1.7 billion at December 31, 2018. The fair value of the equity portfolio at September 30, 2019 was approximately $148.4 million, compared to a fair value of approximately $120.2 million at December 31, 2018. The fair value of the warrant portfolio at September 30, 2019 was approximately $18.9 million, compared to a fair value of approximately $26.7 million at December 31, 2018.

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

Our portfolio activity for the nine months ended September 30, 2019 and the year ended December 31, 2018 was comprised of the following:

(in millions)	September 30, 2019	December 31, 2018
Debt Commitments (1)
New portfolio company	$823.4	$969.2
Existing portfolio company	350.8	184.0
Total	$1,174.2	$1,153.2
Funded and Restructured Debt Investments (2)
New portfolio company	$468.4	$641.6
Existing portfolio company	299.7	258.2
Total	$768.1	$899.8
Funded Equity Investments
New portfolio company	$5.1	$53.4
Existing portfolio company	11.7	7.6
Total	$16.8	$61.0
Unfunded Contractual Commitments (3)
Total	$167.5	$139.0
Non-Binding Term Sheets
New portfolio company	$186.0	$55.5
Existing portfolio company	27.5	—
Total	$213.5	$55.5

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2019, we received approximately $424.5 million in aggregate principal repayments. Of the approximately $424.5 million of aggregate principal repayments, approximately $58.5 million were scheduled principal payments and approximately $366.0 million were early principal repayments related to 28 portfolio companies. Of the approximately $366.0 million early principal repayments, approximately $22.2 million were early repayments due to merger and acquisition transactions for two portfolio companies, that are no longer portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018 was as follows:

(in millions)	September 30, 2019	December 31, 2018
Beginning portfolio	$1,880.4	$1,542.2
New fundings and restructures	784.9	960.7
Warrants not related to current period fundings	0.5	0.1
Principal payments received on investments	(58.5)	(90.1)
Early payoffs	(366.0)	(486.6)
Accretion of loan discounts and paid-in-kind principal	32.0	34.9
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(6.9)	(13.5)
New loan fees	(12.2)	(13.8)
Sale of investments	(21.1)	(5.9)
Loss on investments due to write offs	3.1	(25.1)
Net change in unrealized appreciation (depreciation)	11.0	(22.5)
Ending portfolio	$2,247.2	$1,880.4

As of September 30, 2019, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $12.0 million to $50.0 million, although we may make investments in amounts above or below that range. As of September 30, 2019, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.8% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $42.1 million of unamortized fees at September 30, 2019, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.5 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, we had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of our current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2019, we had approximately $32.0 million in exit fees receivable, of which approximately $29.2 million was included as a component of the cost basis of our current debt investments and approximately $2.8 million was a deferred receivable related to expired commitments. At December 31, 2018, we had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of our current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments.

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

Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.2 million and $2.4 million in PIK income during the three months ended September 30, 2019 and 2018, respectively. We recorded approximately $6.6 million and $7.0 million in PIK income in the nine months ended September 30, 2019 and 2018 respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 12.4% and 12.7% during the three months ended September 30, 2019 and 2018, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.4% and 13.5% for the three months ended September 30, 2019 and 2018, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.1% and 12.3% during the three months ended September 30, 2019 and 2018, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 29.9% and 7.6% during the nine months ended September 30, 2019 and 2018, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of September 30, 2019, approximately 85.8% of the fair value of our portfolio was composed of investments in five industries: 31.7% was composed of investments in the drug discovery & development industry, 26.1% was composed of investments in the software industry, 18.8% was composed of investments in the internet consumer & business services industry, 4.7% was composed of investments in the healthcare services, other industry, and 4.5% was composed of investments in the medical devices & equipment industry. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the nine months ended September 30, 2019 and the year ended December 31, 2018, our ten largest portfolio companies represented approximately 26.6% and 28.2% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2019 and December 31, 2018, we had six and seven investments, respectively, that represented 5% or more of our net assets. At September 30, 2019, we had six equity investments representing approximately 58.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2018, we had five equity investments which represented approximately 53.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, approximately 97.6% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2019, we held warrants in 118 portfolio companies, with a fair value of approximately $18.9 million. The fair value of our warrant portfolio decreased by approximately $7.8 million, as compared to a fair value of $26.7 million at December 31, 2018 primarily related to the decrease in portfolio companies.

Our existing warrant holdings would require us to invest approximately $74.7 million to exercise such warrants as of September 30, 2019. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.14x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2019 and December 31, 2018, respectively:

(in thousands)	September 30, 2019			December 31, 2018
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	10	$237,875	11.4%	13	$311,597	18.0%
2	55	1,331,227	64.0%	43	885,123	51.1%
3	25	479,034	23.1%	25	474,926	27.3%
4	3	29,650	1.4%	7	60,267	3.5%
5	2	2,117	0.1%	2	1,579	0.1%
	95	$2,079,903	100.0%	90	$1,733,492	100.0%

As of September 30, 2019 and December 31, 2018, our debt investments had a weighted average investment grading of 2.17 and 2.18 on a cost basis, respectively. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

At September 30, 2019, we had three debt investments on non-accrual with a cumulative investment cost and fair value of approximately $9.2 million and $2.2 million, respectively. At December 31, 2018, we had two debt investments on non-accrual with cumulative investment cost of approximately $2.7 million and zero fair value. The increase in the cost of debt investments on non-accrual between September 30, 2019 and December 31, 2018 is the result of the addition of two debt investments, partially offset by the removal of one debt investment that was on non-accrual at December 31, 2018 which resulted in a realized loss of approximately $2.5 million.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

Investment Income

Interest Income

Total investment income for the three months ended September 30, 2019 was approximately $69.2 million as compared to approximately $52.6 million for the three months ended September 30, 2018. Total investment income for the nine months ended September 30, 2019 was approximately $197.3 million as compared to approximately $150.9 million for the nine months ended September 30, 2018.

Interest income for the three months ended September 30, 2019 totaled approximately $64.2 million as compared to approximately $49.1 million for the three months ended September 30, 2018. Interest income for the nine months ended September 30, 2019 totaled approximately $181.4 million as compared to approximately $137.9 million for the nine months ended September 30, 2018. The increase in interest income for the three and nine months ended September 30, 2019 as compared to the same periods ended September 30, 2018 is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans.

Of the $64.2 million in interest income for the three months ended September 30, 2019, approximately $61.4 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.8 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $47.7 million and $1.4 million, respectively, of the $49.1 million interest income for the three months ended September 30, 2018.

Of the $181.4 million in interest income for the nine months ended September 30, 2019, approximately $175.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $6.1 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $131.9 million and $6.0 million, respectively, of the $137.9 million interest income for the nine months ended September 30, 2018.

The following table shows the PIK-related activity for the nine months ended September 30, 2019 and 2018, at cost:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Beginning PIK interest receivable balance	$12,717	$15,487
PIK interest income during the period	6,558	6,992
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(1,472)
Payments received from PIK loans	(4,482)	(9,473)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$14,793	$11,534

The slight decrease in PIK interest income during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is due to a decrease in the weighted average principal outstanding of loans which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended September 30, 2019 totaled approximately $5.0 million as compared to approximately $3.5 million for the three months ended September 30, 2018. Fee income from commitment, facility and loan related fees for the nine months ended September 30, 2019 totaled approximately $15.9 million as compared to approximately $12.9 million for the nine months ended September 30, 2018. The increase in fee income for both of the three and nine months ended September 30, 2019 is primarily due to an increase in the acceleration of unamortized fees, one-time fees due to early repayments, and a higher loan balance which generates more fee income.

Of the $5.0 million in fee income for the three months ended September 30, 2019, approximately $2.3 million represents income from recurring fee amortization and approximately $2.7 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $1.4 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.6 million and $1.9 million, respectively, of the $3.5 million in income for the three months ended September 30, 2018.

Of the $15.9 million in fee income for the nine months ended September 30, 2019, approximately $7.0 million represents income from recurring fee amortization and approximately $8.9 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $4.6 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $4.7 million and $8.2 million, respectively, of the $12.9 million in income for the nine months ended September 30, 2018.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2019 or 2018.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $30.4 million and $23.3 million during the three months ended September 30, 2019 and 2018, respectively. Our operating expenses totaled approximately $94.1 million and $72.7 million during the nine months ended September 30, 2019 and 2018, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $15.0 million and $11.0 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $45.7 million and $34.8 million during the nine months ended September 30, 2019 and 2018, respectively. Interest and fee expense during the three and nine months ended September 30, 2019, as compared to the same periods ended September 30, 2018, increased due to the issuance of 2027 Asset-Backed Notes in November 2018 and the issuance of our 2028 Asset-Backed Notes in January 2019, as well as interest related to our 2033 Notes and 2025 Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.1% and 5.6% for the three months ended September 30, 2019 and 2018, respectively, and a weighted average cost of debt of approximately 5.4% and 5.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the weighted average cost of debt for the three and nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $6.4 million from $3.7 million for the three months ended September 30, 2019 and 2018, respectively. Our general and administrative expenses increased to $16.3 million from $11.4 million for the nine months ended September 30, 2019 and 2018. Subsequent to the events of March 12, 2019, we received broad document requests from the SEC and are fully cooperating with them. The increase in general and administrative expenses for both of the three and nine months ended September 30, 2019 is partially due to an increase in legal fees and related expenses associated with such cooperation, as well as the negotiation and settlement with our former Chairman and Chief Executive Officer. An increase in tax and rent expense are other drivers contributing to the increase in general and administrative expenses for both of the three and nine months ended September 30, 2019.

Employee Compensation

Employee compensation and benefits totaled $7.6 million for the three months ended September 30, 2019 as compared to $5.3 million for the three months ended September 30, 2018, and $23.4 million for the nine months ended September 30, 2019 as compared to $18.1 million for the nine months ended September 30, 2018. The increase between both of the three and nine months ended September 30, 2019 and 2018 was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $1.4 million for the three months ended September 30, 2019 as compared to $3.3 million for the three months ended September 30, 2018, and $8.7 million for the nine months ended September 30, 2019 as compared to $8.5 million for the nine months ended September 30, 2018. The decrease between the three months ended September 30, 2019 and 2018 was primarily due to a settlement with our former Chairman and Chief Executive Officer, and elimination of associated stock-based compensation expense. The slight increase between the nine months ended September 30, 2019 and 2018 was primarily related to increased stock-based compensation awards and retention rewards.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Realized gains	$9,015	$4,618	$23,957	$12,607
Realized losses	(4,208)	(1,268)	(10,324)	(23,088)
Net realized gains (losses)	$4,807	$3,350	$13,633	$(10,481)

During the three and nine months ended September 30, 2019, we recognized net realized gains of $4.8 million and $13.6 million, respectively, on the portfolio. During the three months ended September 30, 2019, we recorded gross realized gains of $9.0 million primarily from the sale our public equity holdings. These gains were partially offset by gross realized losses of $4.2 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

During the nine months ended September 30, 2019, we recorded gross realized gains of $23.9 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $10.3 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

During the three and nine months ended September 30, 2018, we recognized net realized gains of $3.3 million and net realized losses of $10.5 million, respectively, on the portfolio. During the three months ended September 30, 2018, we recorded gross realized gains of $4.6 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $1.3 million primarily from the liquidation or write-off of our equity and warrant positions during the period.

During the nine months ended September 30, 2018, we recorded gross realized gains of $12.6 million primarily from the sale or acquisition of our holdings. These gains were offset by gross realized losses of $23.1 million primarily from the liquidation or write-off of our debt, equity and warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gross unrealized appreciation on portfolio investments	$12,341	$14,366	$100,827	$53,133
Gross unrealized depreciation on portfolio investments	(33,595)	(9,317)	(79,526)	(53,684)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(4,211)	(2,018)	(10,278)	25,573
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	(25,465)	3,031	11,023	25,022
Other net unrealized appreciation (depreciation)	1,056	(54)	1,158	954
Total net unrealized appreciation (depreciation) on investments	$(24,409)	$2,977	$12,181	$25,976

During the three months ended September 30, 2019, we recorded $24.4 million of net unrealized depreciation, of which $25.5 million was net unrealized depreciation from our debt, equity and warrant investments. We recorded $5.8 million of net unrealized depreciation on our debt investments which was primarily related to $9.9 million of net unrealized depreciation on the debt portfolio partially offset by $4.1 million of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off or write-off of our portfolio companies.

We recorded $13.9 million of net unrealized depreciation on our equity investments and $5.8 million of net unrealized depreciation on our warrant investments during the three months ended September 30, 2019. This net unrealized depreciation of $19.7 million was primarily attributable to $11.5 million of unrealized depreciation on the equity and warrant portfolio and $8.4 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the nine months ended September 30, 2019, we recorded $12.2 million of net unrealized appreciation, of which $11.0 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $1.9 million of net unrealized depreciation on our debt investments which was primarily related to $8.3 million of unrealized depreciation on the debt portfolio and partially offset by $6.4 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon pay-off or write-off of our portfolio companies.

We recorded $19.1 million of net unrealized appreciation on our equity investments and $6.2 million of net unrealized depreciation on our warrant investments during the nine months ended September 30, 2019. This net unrealized appreciation of $12.9 million was primarily attributable to $29.6 million of unrealized appreciation on the equity and warrant portfolio partially offset by the $16.7 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended September 30, 2018, we recorded $3.0 million of net unrealized appreciation which was mainly from our debt, equity and warrant investments. We recorded $3.5 million of net unrealized appreciation on our debt investments which was attributable to $4.2 million of unrealized appreciation on the debt portfolio, partially offset by $0.7 million of unrealized depreciation primarily due to the reversal of unrealized appreciation upon pay-off or write-off of our portfolio companies.

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

During the nine months ended September 30, 2018, we recorded $26.0 million of net unrealized appreciation, of which $25.0 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $19.3 million of net unrealized appreciation on our debt investments which was primarily related to $24.7 million of unrealized appreciation primarily due to the reversal of unrealized depreciation upon pay-off or write-off of our portfolio companies. This unrealized appreciation was partially offset by $5.3 million of unrealized depreciation on the debt portfolio.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2019, we had a net increase in net assets resulting from operations of approximately $19.3 million and for the three months ended September 30, 2018, we had a net increase in net assets resulting from operations of approximately $35.6 million. For the nine months ended September 30, 2019, we had a net increase in net assets resulting from operations of approximately $129.0 million and for the nine months ended September 30, 2018, we had a net increase in net assets resulting from operations of approximately $93.6 million.

Both the basic and fully diluted net change in net assets per common share were $0.18 per share and $1.29 per share for the three and nine months ended September 30, 2019, respectively. Both the basic and fully diluted net change in net assets per common share were $0.37 per share and $1.04 per share for the three and nine months ended September 30, 2018, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2019 and 2018, the effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and nine months ended September 30, 2019 and 2018 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

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

On January 11, 2019, Hercules Funding II entered into the Wells Facility Seventh Amendment. The Wells Facility Seventh Amendment, among other things, amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with a natural floor of 3.00% and extends the maturity date to January 2023. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity under a $125.0 million accordion credit facility, subject to borrowing base, leverage and other restrictions.

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

During the nine months ended September 30, 2019, we sold 679,000 shares of common stock under the Prior Equity Distribution Agreement and 1.3 million shares of common stock under the Equity Distribution Agreement. As of September 30, 2019, approximately 10.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

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

On July 16, 2019, we issued $105.0 million in aggregate principal amount of July 2024 Notes. The sale of the July 2024 Notes generated net proceeds of approximately $103.7 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.3 million.

At September 30, 2019, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no outstanding borrowings on the Wells Facility, and $11.6 million of borrowings outstanding on the Union Bank Facility.

At September 30, 2019, we had $284.4 million in available liquidity, including $21.0 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $188.4 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2019, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2019, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At September 30, 2019, we had approximately $14.9 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the nine months ended September 30, 2019, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the nine months ended September 30, 2019, our operating activities used $226.8 million of cash and cash equivalents, compared to $115.4 million used during the nine months ended September 30, 2018. This $111.4 million increase in cash used in operating activities is primarily related to an increase of $78.7 million investment purchases and decrease of $79.5 million in principal and fee payments received on investments.

During the nine months ended September 30, 2019, our investing activities used approximately $484,000 of cash, compared to $325,000 used during the nine months ended September 30, 2018. The $159,000 increase in cash used in investing activities was due to an increase in purchase of capital equipment.

During the nine months ended September 30, 2019, our financing activities provided $217.3 million of cash, compared to $66.3 million provided during the nine months ended September 30, 2018. The net change of $151.0 million increase in cash provided by financing activities was primarily due to the issuance of 2028 Asset-backed notes of $250.0 million, and issuance of the July 2024 Notes of $105.0 million, partially offset by $122.3 million increase in repayment of the credit facilities.

As of September 30, 2019, net assets totaled $1.1 billion, with a NAV per share of $10.38. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of September 30, 2019, our asset coverage ratio under our regulatory requirements as a BDC was 202.1% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 189.5% at September 30, 2019.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

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

At September 30, 2019, we had approximately $167.5 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $213.5 million of non-binding term sheets outstanding to five new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2019:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,210,585	$10,000	$344,250	$291,335	$565,000
Lease and License Obligations (4)	14,197	3,174	5,872	3,639	1,512
Total	$1,224,782	$13,174	$350,122	$294,974	$566,512

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $11.6 million under the Union Bank Credit Facility as of September 30, 2019. There were no outstanding borrowings under the Wells Facility as of September 30, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $764,000 and $2.0 million during the three and nine months ended September 30, 2019 and approximately $522,000 and $1.5 million during the three and nine months ended September 30, 2018.

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

During the three months ended September 30, 2019, we declared and paid a distribution of $0.34 per share. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2019 distributions to stockholders will actually be.

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

At September 30, 2019, approximately 97.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and nine months ended September 30, 2019.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and nine months ended September 30, 2019. See “— Results of Operations” for a comparison of investment income for the three and nine months ended September 30, 2019 and 2018.

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

Subsequent Events

On October 23, 2019, the Board of Directors declared a cash distribution of $0.32 per share to be paid on November 18, 2019 to stockholders of record as of November 11, 2019.

In addition to the cash distribution, on October 23, 2019, the Board of Directors declared a supplemental cash distribution of $0.03 per share to be paid on November 18, 2019 to stockholders of record as of November 11, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2019, approximately 97.6% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(6,790)	$(7)	$(6,783)	$(0.07)
(50)	$(4,867)	$(5)	$(4,862)	$(0.05)
(25)	$(2,615)	$(2)	$(2,613)	$(0.03)
25	$3,051	$2	$3,049	$0.03
50	$6,346	$5	$6,341	$0.06
75	$10,896	$7	$10,889	$0.10
100	$15,646	$10	$15,636	$0.15
200	$35,797	$19	$35,778	$0.34

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2019, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 21, 2019 (the “Annual Report”).

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” as defined under the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business –Regulation” of our Annual Report.

We believe that most of the senior loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. In addition, a rise in the equity markets may result in increased market valuations of certain of our existing and prospective portfolio companies, which may lead to new investments with such companies being qualified as non-eligible portfolio company assets and would require that we invest in qualified assets going forward. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Although we are exploring alternatives, such as entering into joint venture arrangements, to increase our flexibility to make investments in assets that are not qualifying assets, there can be no assurance that we will ultimately pursue such alternatives or that such alternatives will achieve this goal.

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

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability or the value of our portfolio.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of September 30, 2019, approximately 97.6% of our loans were at floating rates or floating rates with a floor and 2.4% of the loans were at fixed rates.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2019 that represent greater than 5% of our net assets:

	September 30, 2019
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$80,276	7.4%
Paratek Pharmaceuticals, Inc.	72,176	6.6%
EverFi, Inc.	71,787	6.6%
Oak Street Health	60,683	5.6%
Businessolver.com, Inc.	57,233	5.3%
Lithium Technologies, Inc.	54,705	5.0%
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
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

Dividend Reinvestment Plan

During the nine months ended September 30, 2019, we issued 132,040 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.7 million.

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

Intercreditor Agreement, dated as of July 2, 2019, by and among Wells Fargo Capital Finance, LLC, as arranger and administrative agent, MUFG Union Bank, N.A., as arranger and administrative agent, Hercules Funding II LLC, Hercules Funding IV LLC, Hercules Capital, Inc., and U.S. Bank National Association, as special servicer. (1)

10.3	Separation Agreement, dated as of July 13, 2019, by and between Hercules Capital, Inc. and Manuel Henriquez.(2)
10.4	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(3)
10.5*	Form of Amended and Restated Global Custody Agreement, by and between Hercules Capital, Inc. and MUFG Union Bank, N.A.
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(2)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on August 1, 2019.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2019

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2018 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2019 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$1,673	$—	$14,401	$37	$—	$367	$14,805
	Preferred Stock	—	—	23,402	—	—	8,450	31,852
	Common Stock	—	—	1,688	—	—	610	2,298
Total Majority Owned Control Investments		$1,673	$—	$39,491	$37	$—	$9,427	$48,955
Other Control Investments
Tectura Corporation(5)	Senior Debt	$1,446	$—	$18,128	$483	$—	$(9,006)	$9,605
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$1,446	$—	$18,128	$483	$—	$(9,006)	$9,605
Total Control Investments		$3,119	$—	$57,619	$520	$—	$421	$58,560

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$—	$178	$—	$—	$35	$213
	Preferred Stock	—	—	6,799	1,631	—	(583)	7,847
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	1,740	—	11,404	1,610	—	(110)	12,904
	Common Stock	—	—	3,115	—	—	(3,115)	—
Total Affiliate Investments		$1,740	$—	$21,496	$3,241	$—	$(3,773)	$20,964
Total Control and Affiliate Investments		$4,859	$—	$79,115	$3,761	$—	$(3,352)	$79,524

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2019

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,766	$14,805
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	31,852
	Diversified Financial Services	Common Stock			830,000	1,884	2,298
Total Gibraltar Business Capital, LLC						$42,772	$48,955
Total Majority Owned Control Investments (4.51%)*						$42,772	$48,955
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,407	$21,407	$9,605
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,547	$9,605
Total Other Control Investments (0.88%)*						$22,547	$9,605
Total Control Investments (5.39%)*						$65,319	$58,560

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$393
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	111
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	3,282
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,239	4,061
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	213
Total Optiscan BioMedical, Corp.						$13,723	$8,060
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	October 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 6.67% Exit Fee	$10,000	$10,775	$10,696
	Sustainable and Renewable Technology	Senior Secured Debt	October 2019	PIK Interest 10.00%	$683	683	679
	Sustainable and Renewable Technology	Senior Secured Debt	October 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$1,555	1,555	1,529
	Sustainable and Renewable Technology	Common Stock			380	61,502	—
	Sustainable and Renewable Technology	Common Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,515	$12,904
Total Affiliate Investments (1.93%)*						$88,238	$20,964
Total Control and Affiliate Investments (7.32%)*						$153,557	$79,524

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: October 30, 2019	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: October 30, 2019	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer