Form 10-K
period 2019-12-31
Hercules Capital, Inc.
filed 2020-02-20
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share 5.25% Notes due 2025 6.25% Notes due 2033	HTGC HCXZ HCXY	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 billion based upon a closing price of $12.82 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 14, 2020, there were 110,550,633 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

HERCULES CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Hercules Capital, Inc., our logo and other trademarks of Hercules Capital, Inc. are the property of Hercules Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “Hercules,” “we,” “us,” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

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

We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase or convert into common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position.

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

We also make investments in qualifying small businesses through Hercules Technology III L.P., or HT III, which is our wholly owned small business investment company, or SBIC. HT III holds approximately $231.3 million in tangible assets, which accounted for approximately 9.4% of our total assets at December 31, 2019. At December 31, 2019, we have issued $149.0 million in Small Business Administration, or SBA, guaranteed debentures in our SBIC subsidiary. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiary.

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

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a BDC, we must also meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the SBA and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. See “Regulation.”

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA. We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 10 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 500 technology-related companies, representing approximately $10.0 billion in commitments from inception to December 31, 2019, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization after an initial interest only period, cash interest payments, relatively short maturities (typically between 36-48 months), security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment. Although we do not currently engage in hedging transactions, we may engage in hedging transactions in the future utilizing instruments such as forward contracts, currency options and interest rate swaps, caps, collars, and floors.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based, or SQL, database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2019, our proprietary SQL-based database system included greater than 50,000 technology-related companies and greater than 11,000 venture capital firms, private equity sponsors or investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

OUR INVESTMENTS AND OPERATIONS

We principally invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured debt with warrants.

We generally seek to invest in companies that have been operating for at least six to twelve months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will generally obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to operate as well as potentially amortize their debt for at least three to nine months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt, for an additional six to twelve months subject to market conditions.

We expect that our investments will generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 7.8% to 15.7% as of December 31, 2019. As of December 31, 2019, approximately 97.4% of our loans were at floating rates or floating rates with a floor and 2.6% of the loans were at fixed rates.

In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees, or prepayment fees. In some cases, our loans also include contractual payment-in-kind, or PIK, interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

In addition, our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities that are considered original issue discounts, or OID, to our loans and are designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering, or IPO. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between three and five years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 15.7% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from Prime or LIBOR plus a spread with a floor, generally maturing in three to five years, and typically secured by accounts receivable and/or inventory. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position with security interest in all the assets of the portfolio company. The loans can either be “first out” or “last out”, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.

•

Equipment Loans. We may also invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts of $1.0 million to $3.0 million but may be up to $20.0 million, carry an interest rate ranging from Prime or LIBOR and Prime or LIBOR plus 9.0%, and have an average term between three and four years. Equipment loans may also include exit fee payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2019, we held warrant and equity-related securities in 150 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2019, approximately 86.7% of the fair value of our portfolio was composed of investments in five industries: 32.2% was composed of investments in the "Drug Discovery & Development" industry, 25.2% was composed of investments in the "Software" industry, 21.4% was composed of investments in the "Internet Consumer & Business Services" industry, 4.5% was composed of investments in the "Healthcare Services, Other" industry, and 3.4% was composed of investments in the "Diversified Financial Services" industry.

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

Security Interest. In many instances we seek a first priority security interest in all of the portfolio companies’ tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases, we may obtain a negative pledge prohibiting a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis and subject to assumptions that may change over the life of the investment especially when attempting to estimate the value of intellectual property. We generally evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2019, our investment origination team, which consists of approximately 40 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically interviews select key management of the company and select financial sponsors and assembles information necessary to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company. The underwriting team collaborates with the credit and legal teams to ensure the final credit underwriting deal structure meets our standards. In addition to the aforementioned members of the investment team, each deal is also assigned to a member of the credit team. The credit team is responsible for making sure that all risks in the transaction are identified and mitigated to the extent possible in the investment memorandum and that the legal documentation properly reflects the transaction as approved by the investment committee.

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee is required before we proceed with any investment. The investment committee members include our Chief Executive Officer and Chief Investment Officer, Chief Financial Officer, Senior Managing Director of Credit, and Senior Managing Director of Risk Management. The investment committee meets on an as-needed basis.

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

Loan and Compliance Administration

Our investment committee, supported by our investment team, credit team, and finance department, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The investment team, credit team, and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the Audit Committee of our Board of Directors, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

Credit and Investment Grading System. Our investment team and credit team use an investment grading system to characterize and monitor our outstanding loans. They monitor and when appropriate, recommend changes to investment grading. Our investment committee reviews and approves the recommendations and/or changes to the investment grading. These approved investment gradings are provided on a quarterly basis to the Audit Committee and our Board of Directors, along with valuations for our investments which are submitted for approval.

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
Grade 3.

The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We typically increase procedures to monitor a borrower when it is determined that credit risk has increased meaningfully since origination, such as, when the borrower is approaching a low liquidity point and an expected capital raise event is not imminent, when an expected milestone has slipped or failed, when performance or new business is materially below our plan, or if the estimated fair value of the enterprise is materially lower than when the loan was originated.

Grade 4.

The borrower is performing materially below expectations, and the loan risk has substantially increased since origination with the prospect of raising additional capital significantly in question. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely monitored.

Grade 5.

The borrower is in workout, materially performing below expectations and a significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount, if any, we anticipate will be recovered.

At December 31, 2019, our investments had a weighted average investment grading of 2.15.

Managerial Assistance

As a BDC, we are required to offer, and provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may, from time to time, receive fees for these services. In the event that such fees are received, they are incorporated into our operating income and are passed through to our stockholders, given the nature of our structure as an internally managed BDC. See “—Regulation—Significant Managerial Assistance” for additional information.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state-chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

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

EMPLOYEES

As of December 31, 2019, we had 77 employees, including approximately 40 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

REGULATION

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A BDC primarily focuses on investing in or lending to private companies and making managerial assistance available to them, while providing its stockholders with the ability to retain the liquidity of a publicly traded stock. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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
(b)	is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)

does not have any class of securities listed on a national securities exchange; or if it has securities listed on a national securities exchange such company has a market capitalization of less than $250 million; is controlled by the BDC and has an affiliate of a BDC on its Board of Directors; or meets such other criteria as may be established by the SEC.

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

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company or has greater than 50% representation on its board.

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

Significant Managerial Assistance

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—Exemptive Relief” below and Note 7 to our consolidated financial statements.

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

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly owned subsidiaries that are SBICs from the 150% asset coverage requirement applicable to us.

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

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. Our proxy voting decisions are made by members of the Investment Team, who review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. We generally do not believe it is necessary to engage the services of an independent third party to assist in issue analysis and vote recommendation for proxy proposals.

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

Exemptive Relief Obtained

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

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly owned subsidiaries that are SBICs from the asset coverage requirement applicable to us under the 1940 Act.

On May 23, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan, or the 2004 Plan, and 2006 Non-Employee Director Plan, or the 2006 Plan, permitting such restricted grants. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan. On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan, or the 2018 Equity Incentive Plan. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan, or the Director Plan, and together with the 2018 Equity Incentive Plan, the Plans. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Prior to June 28, 2018, the Plans refer to the 2004 Plan and the 2006 Plan.

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

Other

As a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act, we are periodically examined by, and required to submit information to, the SEC for compliance with the Exchange Act and the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.

Small Business Administration Regulations

We make investments in qualifying small businesses through our wholly owned SBIC subsidiary, HT III. With our net investment of $74.5 million in HT III, we have the capacity to issue $149.0 million of SBA guaranteed debentures, subject to SBA approval. As of December 31, 2019, we have issued $149.0 million in SBA guaranteed debentures in HT III. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III. On July 13, 2018, the Company completed repayment of the remaining outstanding Hercules Technology II, L.P., or HT II, debentures and subsequently surrendered the SBA license with respect to HT II.

We intend to seek an additional SBIC license to ensure continued access to the maximum statutory limit of SBA guaranteed debentures under the SBIC program. We have formed Hercules Technology IV, L.P., or HT IV, for that purpose. There can be no assurance of when or if we receive SBA approval for another SBIC license.

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

HT III is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because HT III is our wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2019 as a result of having sufficient capital as defined under the SBA regulations.

HT III held approximately $231.3 million in tangible assets and accounted for approximately 9.4% of our total assets at December 31, 2019.

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

The discussions set forth herein do not constitute tax advice. We have not sought and will not seek any ruling from the IRS regarding any matters discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to those set forth below. This summary does not discuss any aspects of foreign, state or local tax. Prospective investors must consult their own tax advisers as to the U.S. federal income tax consequences (including the alternative minimum tax consequences) of acquiring, holding and disposing of shares of our stock, as well as the effects of state, local, and non-U.S. tax laws.

Election to be Subject to Tax as a RIC

Through December 31, 2005, we were subject to U.S. federal income tax as an ordinary corporation under Subchapter C of the Code. Effective beginning on January 1, 2006, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M of the Code with the filing of our U.S. federal income tax return for 2006. To qualify for treatment as a RIC we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, in respect of each taxable year, dividends for federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the “Annual Distribution Requirement.” Upon satisfying these requirements in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for federal income tax purposes, which will allow us to reduce or eliminate our liability for corporate-level income tax.

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

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;
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

We may invest in partnerships which may result in our being subject to state, local, or foreign income, franchise or other tax liabilities.  In addition, some of the income and fees that we may recognize will not be qualifying income under the 90% Income Test.  In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes. Such corporations generally will be subject to corporate income taxes on their earnings, which ultimately will reduce our return on such income and fees.

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

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation, or CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year.  In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation. Income derived by us from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC if the CFC makes distributions of that income to us in the same year of the CFC in which we are treated as having received a deemed distribution of such income or if the income is derived with respect to our business of investing in stocks and securities. As such, we may limit and/or manage our holdings in issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

At December 31, 2019, approximately 94.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We intend to continue to engage one or more independent valuation firm(s) to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

See “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Risks Related to our Business Structure

As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business.

As an internally managed BDC, the size and categories of our assets under management is limited, and we are unable to offer as wide a variety of financial products to prospective portfolio companies and sponsors (potentially limiting the size and diversification of our asset base). We therefore may not achieve efficiencies of scale and greater management resources available to externally managed business development companies.

Additionally, as an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

As an internally managed BDC, we are dependent upon key management personnel for their time availability and for our future success, particularly Scott Bluestein, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our senior management. We depend upon the members of our senior management, particularly Mr. Bluestein, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Bluestein or any senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with Mr. Bluestein or our senior management that restricts them from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect. In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500,000 in the aggregate in any year. We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.

As an internally managed BDC, our compensation structure is determined and set by our Board of Directors. This structure currently includes salary and bonus and incentive compensation, which is issued through grants and subsequent vesting of restricted stock. We are not generally permitted by the 1940 Act to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to compensation owing to our granting of restricted stock as incentive compensation.

Members of our senior management may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we, as an internally managed BDC are subject to. We do not currently have agreements with certain members of our senior management that prohibit them from leaving and competing with our business and certain States limit our ability to have such agreements. A departure by one or more members of our senior management could have a negative impact on our business, financial condition and results of operations.

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

A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may be unable to capitalize on certain opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. An increasing number of competitors may also have the effect of compressing our margins, which could harm our ability to retain employees, increase our operating costs, and decrease the amount and frequency of future distributions. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

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

In order to satisfy the tax requirements applicable to a RIC and to minimize or avoid being subject to income and excise taxes, we intend to make distributions to our stockholders treated as dividends for U.S. federal income tax purposes generally of an amount at least equal to substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt (including under any of our existing revolving credit facilities) and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies, including BDCs, have recently traded at discounts to their NAV.

This characteristic of closed-end investment companies, including BDCs, is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV. If our common stock trades below its NAV, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline. In addition, our results of operations and financial condition could be adversely affected.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our NAV.

At December 31, 2019, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 94.0% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Recently passed legislation allows us to incur additional leverage, which may increase the risk of investing with us.

Historically, the 1940 Act generally prevented us, as BDC, from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act.  As a result, as of December 7, 2018, we are able to incur additional indebtedness, subject to certain disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings and those of other business development companies in light of this new law as well as any corresponding changes to asset coverage ratios and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our securities. See “—A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.”

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

Our secured credit facilities with Wells Fargo Capital Finance, LLC, or the Wells Facility, and MUFG Union Bank, N.A., or the Union Bank Facility and, together with the Wells Facility, our Credit Facilities, our 2022 Notes, our July 2024 Notes, our February 2025 Notes (as defined below in “Subsequent Events”), our 2025 Notes, our 2033 Notes, our 2027 Asset-Backed Notes, our 2028 Asset-Backed Notes, and our 2022 Convertible Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2019, we had no borrowings outstanding under the Wells Facility and $103.9 million of borrowings outstanding on the Union Bank Facility. In addition, as of December 31, 2019, we had approximately $149.0 million of indebtedness outstanding incurred by our SBIC subsidiary, approximately $150.0 million in aggregate principal amount of 4.625% notes due 2022, or the 2022 Notes, approximately $105.0 million in aggregate principal amount of 4.77% notes due 2024, or the July 2024 Notes, approximately $75.0 million in aggregate principal amount of 5.25% notes due 2025, or the 2025 Notes, approximately $40.0 million in aggregate principal amount of 6.25% notes due 2033, or the 2033 Notes, approximately $200.0 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2018, or the 2027 Asset-Backed Notes, in connection with our $284.8 million debt securitization, or the 2018 Debt Securitization, approximately $250.0 million in aggregate principal amount of fixed rate asset-backed notes issued in January 2019, or the 2028 Asset-Backed Notes, in connection with our $357.2 million debt securitization, or the 2019 Debt Securitization, together with the 2018 Debt Securitization, the Debt Securitizations, and approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022, or the 2022 Convertible Notes.

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

As discussed in the previous risk factor, we are only permitted to incur indebtedness if immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2019, our asset coverage ratio under our regulatory requirements as a BDC was 198.0% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 186.8% when including all SBA leverage.

Based on assumed leverage equal to 115.0% of our net assets as of December 31, 2019, our investment portfolio would have been required to experience an annual return of at least 2.8% to cover annual interest payments on our additional indebtedness.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2019, (excluding our SBA debentures as permitted by our exemptive relief), (2) a hypothetical asset coverage ratio of 200% (excluding our SBA debentures as permitted by our exemptive relief), and (3) a hypothetical asset coverage ratio of 150% (excluding our SBA debentures as permitted by our exemptive relief), each at various annual returns on our portfolio as of December 31, 2019, net of expenses.

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 198% as of December 31, 2019 (1)	(27.75%)	(16.89%)	(6.02%)	4.84%	15.71%
Corresponding return to common stockholder assuming 200% asset coverage (2)	(27.47%)	(16.70%)	(5.93%)	4.85%	15.62%
Corresponding return to common stockholder assuming 150% asset coverage (3)	(42.71%)	(26.94%)	(11.16%)	4.61%	20.38%

(1)

Assumes $2.5 billion in total assets, $1.3 billion in debt outstanding, $1.1 billion in stockholders’ equity, and an average cost of funds of 5.2%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2019. Actual interest payments may be different.

(2)

Assumes $2.4 billion in total assets including debt issuance costs on a pro forma basis, $1.3 billion in debt outstanding, $1.1 billion in stockholders’ equity, and an average cost of funds of 5.2%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2019, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.

(3)

Assumes $3.6 billion in total assets including debt issuance costs on a pro forma basis, $2.4 billion in debt outstanding, $1.1 billion in stockholders’ equity, and an average cost of funds of 5.2%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2019, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

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

Our Credit Facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our Credit Facilities require or are expected to require the repayment of all outstanding debt on the maturity date which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and our ability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Note 4 – Borrowings”.

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

As of December 31, 2019, we had two available secured credit facilities, the Wells Facility and the Union Bank Facility, which mature in January 2023 and February 2023, respectively. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace either Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the Debt Securitizations: (i) the aggregate outstanding principal balance of delinquent Securitization Loans, and restructured Securitization Loans that would have been delinquent Securitization Loans had such loans not become restructured loans, in the portfolio of Securitization Loans held by the applicable Securitization Issuer exceeds 10% of the current aggregate outstanding principal balance of the Securitization Loans held by such Securitization Issuer for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted Securitization Loans in the portfolio of Securitization Loans held by the applicable Securitization Issuer exceeds 5% of the initial outstanding principal balance of the Securitization Loans held by such Securitization Issuer determined as of November 1, 2018 (in the case of the 2027 Loans) or January 22, 2019 (in the case of the 2028 Loans) for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the 2027 Asset-Backed Notes or the 2028 Asset-Backed Notes, as applicable, exceeds the applicable borrowing base for a period of three consecutive months; (iv) either Securitization Issuer’s pool of Securitization Loans contains Securitization Loans to ten or fewer obligors, as applicable; and (v) the occurrence of an event of default under the applicable documents governing the Debt Securitizations. After a Rapid Amortization Event has occurred, subject to the priority of payments under the documents governing the Debt Securitizations, principal collections on the applicable Securitization Loans will be used to make accelerated payments of principal on the applicable Asset-Backed Notes until the principal balance of such Asset-Backed Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the applicable Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

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

Regulations governing our operations as a BDC may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As discussed above, under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 150%.

If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such transaction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. Other than in certain limited situations such as rights offerings, as a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” as defined under the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business –Regulation.”

We believe that most of the senior loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. In addition, a rise in the equity markets may result in increased market valuations of certain of our existing and prospective portfolio companies, which may lead to new investments with such companies being qualified as non-eligible portfolio company assets and would require that we invest in qualified assets going forward. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Although we are exploring alternatives, such as entering into joint venture arrangements, to increase our flexibility to make investments in assets that are not qualifying assets, there can be no assurance that we will ultimately pursue such alternatives or that such alternatives will achieve this goal.

A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility, and lead to situations where we might have to restrict our borrowings, reduce our leverage, sell securities and pursue other activities that we are allowed to engage in as a BDC. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see “Item 1. Business – Regulation.”

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as PFICs and/or CFCs. The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash. Income derived by us either from a PFIC with respect to which we have made a certain U.S. tax election or from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC if the PFIC or CFC respectively makes distributions of that income to us or if the income is derived with respect to our business of investing in stocks and securities. As such, we may be restricted in our ability to make QEF elections with respect to our holdings in issuers that could either be treated as PFICs or CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2019, approximately 97.4% of our loans were at floating rates or floating rates with a floor and 2.6% of the loans were at fixed rates.

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

Changes in LIBOR, or its discontinuation, may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial conditions.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our existing Credit Facilities to replace LIBOR with the new standard that is established. If agreements with portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. If we are unable to renegotiate any credit facilities, amounts drawn under such credit facilities may bear interest at a higher rate, which would increase our cost of borrowing and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2019, we did not engage in any hedging activities.

One of our wholly owned subsidiaries is licensed by the U.S. SBA, and as a result, we will be subject to SBA regulations, which could limit our capital or investment decisions.

Our wholly owned subsidiary HT III is licensed to act as SBIC and is regulated by the SBA. HT III holds approximately $231.3 million in assets and it accounted for approximately 9.4% of the Company’s total assets, prior to consolidation at December 31, 2019. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to our wholly owned subsidiary HT II.

The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT III is our wholly owned subsidiary.

HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2019 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause HT III to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $175.0 million or to a group of SBICs under common control to $350.0 million. An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2019, we have issued $149.0 million in SBA-guaranteed debentures in our SBIC subsidiary, which is the maximum capacity for our SBIC subsidiary under our existing license. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The Trump administration has called for, and in some cases implemented, significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. Other candidates in the 2020 U.S. presidential election have also called for sweeping policy changes.

In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. Recent events, including the 2020 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the current presidential administration has announced its intention to repeal, amend, or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder, and has implemented certain appeals. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd‑Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd‑Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on our business as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Terrorist attacks, acts of war, natural disasters or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters or pandemics could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, natural disasters and pandemics are generally uninsurable.

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

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC, SBA, and U.S. Food and Drug Administration, or the FDA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these government agencies prevents them from performing their normal business functions, which could impact, among other things, (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) our ability to originate SBA loans; and (iii) the ability of the FDA and other governmental agencies to timely review and process regulatory submissions of our portfolio companies. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Directors, or arise in a variety of situations, has been increasing in the BDC industry recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe North Korea, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union, or Brexit, could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Although the United Kingdom officially left the European Union on January 31, 2020, the withdrawal agreement setting forth the terms of the United Kingdom’s departure allows for a transition period during which the United Kingdom’s trading relationship with the European Union will remain largely unchanged. This transition period is due to end on December 31, 2020. During this transition period, the two parties will continue to negotiate the details of their future relationship, including trade, tariff, financial services and security cooperation. At this time, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of these negotiations. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, we had approximately $133.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

We have invested and intend to continue investing in a limited number of technology-related companies and, we have recently seen an increase in the number of investments representing approximately 5% or more of our NAV. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we are subject as a BDC and a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies.

As of December 31, 2019, approximately 86.7% of the fair value of our portfolio was composed of investments in five industries: 32.2% was composed of investments in the "Drug Discovery & Development" industry, 25.2% was composed of investments in the "Software" industry, 21.4% was composed of investments in the "Internet Consumer & Business Services" industry, 4.5% was composed of investments in the "Healthcare Services, Other" industry, and 3.4% was composed of investments in the "Diversified Financial Services" industry.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements to which we are subject as a BDC and a RIC, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2019 that represent greater than 5% of our net assets:

	December 31, 2019
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$83,635	7.4%
Oak Street Health	81,270	7.2%
Paratek Pharmaceuticals, Inc.	72,753	6.4%
EverFi, Inc.	72,277	6.4%
Tricida, Inc.	63,861	5.6%
Businessolver.com, Inc.	60,310	5.3%

•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•	Oak Street Health is a health care company that operates primary care clinics and healthcare centers and provides healthcare facilities for medicare eligible beneficiaries.
•	Paratek Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative therapies based upon its expertise in novel tetracycline chemistry.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•	Tricida, Inc. is a biopharmaceutical company that focuses on the discovery and clinical development of novel therapeutics to address renal, metabolic, and cardiovascular diseases.
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

Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at any point in the 60 days prior to the time of such investment and meets the other specified requirements.

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

Our investments in the life sciences industry are subject to extensive government regulation, litigation risk, and certain other risks particular to that industry.

We have invested and plan to continue investing in companies in the life sciences industry that are subject to extensive regulation by the FDA and to a lesser extent, other federal, state, and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investments in the drug discovery industry are subject to numerous risks, including competition, extensive government regulation, product liability, and commercial difficulties.

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

In addition, increased scrutiny by the U.S. Congress of the FDA’s and other authorities’ approval processes may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Foreign regulatory authorities may also increase their scrutiny of approval processes resulting in similar delays. Increased scrutiny and approvals processes may limit the ability of our portfolio companies to market and commercialize their products in the U.S. and in foreign countries.

Life sciences companies, including drug development companies, device manufacturers, service providers and others, are also subject to material pressures when there are changes in the outlook for healthcare insurance markets. The ability for individuals, along with private and public insurers, to account for the costs of paying for healthcare insurance can place strain on the ability of new technology, devices and services to enter those markets, particularly when they are new or untested.  As a result, it is not uncommon for changes in the insurance marketplace to lead to a slower rate of adoption, price pressure and other forces that may materially limit the success of companies bringing such technologies to market.  Changes in the health insurance sector might then have an impact on the value of companies in our portfolio or our ability to invest in the sector generally.

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

Additionally, because of the continued uncertainty surrounding the healthcare industry under the Trump administration, including the potential for further legal challenges or repeal of existing legislation, as well as the possibility of additional changes to healthcare laws and regulations proposed by other candidates in the 2020 U.S. presidential election, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

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

In most cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2019, approximately 84.0% of our debt investments were in a senior secured first lien position, with 44.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.7% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. 0.8% of our debt investments were senior secured by the equipment of the portfolio company, and 9.2% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.3% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.7% were unsecured.

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

The possibility that our portfolio companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our investment. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related products and services often have a more limited market or life-span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate, or raise additional capital, in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

If our portfolio companies are unable to protect their intellectual property rights or are required to devote significant resources to protecting their intellectual property rights, then our investments could be harmed.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $274.6 million or 11.8% of total investments at December 31, 2019. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies.

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

We generally invest in debt securities with terms of up to seven years and hold such investments until maturity, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

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

During the year ended December 31, 2019, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $600.2 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 7.2% of the outstanding value of our investment portfolio as of December 31, 2019. Payments on one or more of our loans, particularly certain loans to clients in which we also hold equity interests, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the year ended December 31, 2019.

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

On October 24, 2017, our Board of Directors approved a redemption of $75.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on November 23, 2017. On February 9, 2018, our Board of Directors approved a redemption of $100.0 million of the outstanding aggregate principal amount of the 2024 Notes, which were redeemed on April 2, 2018. Further, on December 7, 2018, our Board of Directors approved a full redemption, in two equal transactions, of $83.5 million of the outstanding aggregate principal amount of the 2024 Notes. The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019. We may redeem the 2022 Notes after September 23, 2022, the July 2024 Notes after January 16, 2024, the February 2025 Notes after August 5, 2024, the 2025 Notes after April 30, 2021, and the 2033 Notes after October 30, 2033 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2022 Notes, July 2024 Notes, 2025 Notes, or 2033 Notes when the fair market value of the 2022 Notes, February 2025 Notes, 2025 Notes, or 2033 Notes is above par value, you would experience a loss of any potential premium.

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

A downgrade, suspension, or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt and equity securities and our ability to raise capital. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of such debt and equity securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

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

The 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

The 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes. Furthermore, the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiary. The assets of any such subsidiary are not directly available to satisfy the claims of our creditors, including holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

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

•

pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, 2025 Notes, 2033 Notes, or 2022 Convertible Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (currently, these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on any of our indebtedness, including the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes and substantially decrease the market value of the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or the required holders of our 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility, Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility, Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may not be able to prepay the July 2024 and February 2025 Notes upon a change in control.

The Note Purchase Agreements governing the July 2024 and February 2025 Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the Note Purchase Agreements occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.

Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Bethesda, MD, Hartford, CT, Westport, CT, Chicago, IL, and San Diego, CA.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 11, 2020, we had approximately 73,432 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 108 additional beneficial holders of our common stock.

Shares of BDCs may trade at a market price that is less than the NAV per share. The possibilities that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. At times, our shares of common stock have traded at a premium to NAV or at a significant discount to the NAV per share.

SALES OF UNREGISTERED SECURITIES

During 2019, 2018, and 2017, the Board of Directors elected to receive approximately $302,000, $500,000, and $250,000, respectively, of their compensation in the form of common stock, and we issued 22,554, 38,245, and 19,515 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2019, 2018, and 2017, we issued 180,135, 159,560, and 163,584 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2019, 2018, and 2017 were approximately $2.4 million, $2.0 million, and $2.2 million, respectively.

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

During the three months ended December 31, 2019, 5,117 shares of our common stock were delivered to us at an average price per share of $13.31 in satisfaction of tax withholding obligations of holders of restricted shares issued under the 2018 Equity Incentive Plan that vested during the period.

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

On February 12, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 9, 2020 to shareholders of record as of March 2, 2020. In addition to the cash distribution, on February 12, 2020, the Board of Directors declared a supplemental cash distribution of $0.08 per share to be paid on March 9, 2020 to stockholders of record as of March 2, 2020.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year.

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2019, 2018, and 2017, we issued 180,135, 159,560 and 163,584 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2014, a person invested $100 in each of our common stock, the NYSE Composite Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

Copyright© 2019 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Balance sheet data:
Investments, at value	$2,314,526	$1,880,373	$1,542,214	$1,423,942	$1,200,638
Cash and cash equivalents	64,393	34,212	91,309	13,044	95,196
Total assets	2,461,968	1,945,191	1,654,715	1,464,204	1,334,761
Total liabilities	1,328,919	989,747	813,748	676,260	617,627
Total net assets	1,133,049	955,444	840,967	787,944	717,134

Other Data:
Total return (1)	39.36%	(7.56%)	1.47%	26.87%	(9.70%)
Total debt investments, at value	2,148,592	1,733,492	1,415,984	1,328,803	1,110,209
Total warrant investments, at value	20,881	26,669	36,869	27,485	22,987
Total equity investments, at value	145,053	120,212	89,361	67,654	67,442
Unfunded Commitments (2)	133,671	138,982	73,604	59,683	75,402
Net asset value per share (3)	$10.55	$9.90	$9.96	$9.90	$9.94

(1)

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

(3)	Based on common shares outstanding at period end.
	For the Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Investment income:
Interest	$247,513	$190,636	$172,196	$158,727	$140,266
Fees	20,361	17,117	18,684	16,324	16,866
Total investment income	267,874	207,753	190,880	175,051	157,132
Operating expenses:
Interest	54,596	39,435	37,857	32,016	30,834
Loan fees	7,078	7,260	8,728	5,042	6,055
General and administrative:	19,183	14,517	15,668	15,732	15,172
Tax expenses	2,226	971	437	374	1,486
Employee Compensation:
Compensation and benefits	30,993	25,062	24,555	22,500	20,713
Stock-based compensation	10,526	11,779	7,191	7,043	9,370
Total employee compensation	41,519	36,841	31,746	29,543	30,083
Total operating expenses	124,602	99,024	94,436	82,707	83,630
Other income (loss)	—	—	—	8,000	(1)
Net investment income	143,272	108,729	96,444	100,344	73,501
Net realized gain (loss) on investments	16,523	(11,087)	(26,711)	4,576	5,147
Net change in unrealized appreciation (depreciation) on investments	13,803	(21,146)	9,265	(36,217)	(35,732)
Total net realized and unrealized gain (loss)	30,326	(32,233)	(17,446)	(31,641)	(30,585)
Net increase in net assets resulting from operations	$173,598	$76,496	$78,998	$68,703	$42,916
Change in net assets per common share (basic)	$1.71	$0.83	$0.95	$0.91	$0.60
Distributions declared per common share:	$1.33	$1.26	$1.24	$1.24	$1.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase or convert into common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income, and NAV by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $231.3 million in tangible assets, which accounted for approximately 9.4% of our total assets at December 31, 2019.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price), and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third-party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.3 billion at December 31, 2019 as compared to approximately $1.9 billion at December 31, 2018. The fair value of our debt investment portfolio at December 31, 2019 was approximately $2.1 billion, compared to a fair value of approximately $1.7 billion at December 31, 2018. The fair value of the equity portfolio at December 31, 2019 was approximately $145.0 million, compared to a fair value of approximately $120.2 million at December 31, 2018. The fair value of the warrant portfolio at December 31, 2019 was approximately $20.9 million, compared to a fair value of approximately $26.7 million at December 31, 2018.

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

Our portfolio activity for the years ended December 31, 2019 and 2018 was comprised of the following:

(in millions)	December 31, 2019	December 31, 2018
Debt Commitments (1)
New portfolio company	$1,101.3	$969.2
Existing portfolio company	355.8	184.0
Total	$1,457.1	$1,153.2
Funded and Restructured Debt Investments (2)
New portfolio company	$640.6	$641.6
Existing portfolio company	367.3	258.2
Total	$1,007.9	$899.8
Funded Equity Investments
New portfolio company	6.1	$53.4
Existing portfolio company	11.7	7.6
Total	$17.8	$61.0
Unfunded Contractual Commitments (3)
Total	$133.7	$139.0
Non-Binding Term Sheets
New portfolio company	$50.0	$55.5
Existing portfolio company	144.0	—
Total	$194.0	$55.5

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2019, we received approximately $600.2 million in aggregate principal repayments. Of the approximately $600.2 million of aggregate principal repayments, approximately $73.4 million were scheduled principal payments, and approximately $526.8 million were early principal repayments related to 40 portfolio companies. Of the approximately $526.8 million early principal repayments, approximately $62.2 million were early repayments due to M&A transactions for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for each of the years ended December 31, 2019, and 2018 was as follows:

(in millions)	December 31, 2019	December 31, 2018
Beginning portfolio	$1,880.4	$1,542.2
New fundings and restructures	1,025.7	960.7
Warrants not related to current period fundings	0.8	0.1
Principal payments received on investments	(73.4)	(90.1)
Early payoffs	(526.8)	(486.6)
Accretion of loan discounts and paid-in-kind principal	43.3	34.9
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(9.7)	(13.5)
New loan fees	(15.3)	(13.8)
Sale of investments	(29.1)	(5.9)
Gain (loss) on investments due to sales or write offs	6.0	(25.1)
Net change in unrealized appreciation (depreciation)	12.6	(22.5)
Ending portfolio	$2,314.5	$1,880.4

As of December 31, 2019, we held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential IPOs. All three companies filed confidentially under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2019, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.8% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $42.0 million of unamortized fees at December 31, 2019, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, we had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of our current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2019, we had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of our current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments. At December 31, 2018, we had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of our current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $8.7 million and $9.4 million in PIK income in the years ended December 31, 2019 and December 31, 2018, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments, was 12.5% and 12.6% during the years ended December 31, 2019 and 2018, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, was 13.4% and 13.7% for the years ended December 31, 2019 and 2018, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.0% and 12.2% for the years ended December 31, 2019 and 2018, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately 39.4% and -7.6% during the years ended December 31, 2019 and 2018, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities. As of December 31, 2019, approximately 86.7% of the fair value of our portfolio was composed of investments in five industries: 32.2% was composed of investments in the "Drug Discovery & Development" industry, 25.2% was composed of investments in the "Software" industry, 21.4% was composed of investments in the "Internet Consumer & Business Services" industry, 4.5% was composed of investments in the "Healthcare Services, Other" industry, and 3.4% was composed of investments in the "Diversified Financial Services" industry.

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

For the years ended December 31, 2019 and 2018, our ten largest portfolio companies represented approximately 27.8% and 28.2% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2019 and December 31, 2018, we had six and seven investments that represented 5% or more of our net assets, respectively. At December 31, 2019 and December 31, 2018, we had six and five equity investments representing approximately 63.3% and 53.0%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2019 and 2018.

As of December 31, 2019, approximately 97.4% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2019, we held warrants in 120 portfolio companies, with a fair value of approximately $20.9 million. The fair value of our warrant portfolio decreased by approximately $5.8 million, as compared to a fair value of $26.7 million at December 31, 2018, primarily related a decrease in portfolio companies and valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $78.8 million to exercise such warrants as of December 31, 2019. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 29.14x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2019 and 2018, respectively:

(in thousands)	December 31, 2019			December 31, 2018
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	14	$387,327	18.0%	13	$311,597	18.0%
2	52	1,180,536	55.0%	43	885,123	51.1%
3	23	509,940	23.7%	25	474,926	27.3%
4	6	69,016	3.2%	7	60,267	3.5%
5	2	1,773	0.1%	2	1,579	0.1%
	97	$2,148,592	100.0%	90	$1,733,492	100.0%

As of December 31, 2019, our debt investments had a weighted average investment grading of 2.15 on a cost basis, as compared to 2.18 at December 31, 2018. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

Results of Operations

Comparison of periods ended December 31, 2019 and 2018. A comparison of the fiscal years ended December 31, 2018 and December 31, 2017 can be found in our Form 10-K for the fiscal year ended December 31, 2018 within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Income

Interest Income

Total investment income for the year ended December 31, 2019 was approximately $267.9 million as compared to approximately $207.8 million for the year ended December 31, 2018.

Interest income for the year ended December 31, 2019 totaled approximately $247.5 million as compared to approximately $190.6 million for the year ended December 31, 2018. The increase in interest income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily attributable to debt investment portfolio growth and an increase in the weighted average principal outstanding between the periods, and the acceleration of income due to early repayments and other one-time events during the period.

Of the $247.5 million in interest income for the year ended December 31, 2019, approximately $239.2 million represents recurring income from the contractual servicing of our loan portfolio and approximately $8.3 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from the contractual servicing of our loan portfolio and the acceleration of interest income due to early loan repayments and other one-time events represented $184.1 million and $6.5 million, respectively, of the $190.6 million interest income for the year ended December 31, 2018.

The following table shows the PIK-related activity for the years ended December 31, 2019 and 2018, at cost:

	Year Ended December 31,
(in thousands)	2019	2018
Beginning PIK interest receivable balance	$12,717	$15,487
PIK interest income during the period	8,718	9,406
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(1,630)
Payments received from PIK loans	(6,937)	(10,546)
Realized loss	—	—
Ending PIK interest receivable balance	$14,498	$12,717

The decrease in PIK interest income during the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to a decrease in the weighted average principal outstanding for loans which bear PIK interest. PIK receivable for both December 31, 2019 and December 31, 2018 represents approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility, and loan related fees for the year ended December 31, 2019 totaled approximately $20.4 million as compared to approximately $17.1 million for the year ended December 31, 2018. The increase in fee income is primarily due to an increase in the acceleration of unamortized fees, one-time fees due to early repayments, and a higher loan balance which generates more fee income.

Of the $20.4 million in fee income from commitment, facility, and loan related fees for the year ended December 31, 2019, approximately $9.7 million represents income from recurring fee amortization, and approximately $10.7 million represents income related to the acceleration of unamortized fees during the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $7.0 million and $10.1 million, respectively, of the $17.1 million income for the year ended December 31, 2018.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2019 and 2018, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses, and employee compensation and benefits. Our operating expenses totaled approximately $124.6 million and $99.0 million during the years ended December 31, 2019 and 2018, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $61.7 million and $46.7 million for the years ended December 31, 2019 and 2018, respectively. Interest and fee expense for the year ended December 31, 2019 as compared to December 31, 2018 increased primarily due to the issuance of our 2033 Notes in September 2018, the issuance of 2027 Asset-Backed Notes in November 2018, the issuance of our 2028 Asset-Backed Notes in January 2019, and the issuance of our July 2024 Notes in July 2019, partially offset by the full redemption of our 2024 Notes in February 2019.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.2% and 5.6% for the years ended December 31, 2019 and 2018, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $21.4 million from $15.5 million for the years ended December 31, 2019 and 2018, respectively. Subsequent to the events of March 12, 2019, we received broad document requests from the SEC and are fully cooperating with them. The increase in general and administrative expenses for the year ended December 31, 2019 is partially due to an increase in legal fees and related expenses associated with such cooperation, as well as the negotiation and settlement with our former Chairman and Chief Executive Officer. An increase in tax and rent expense are other drivers contributing to the increase in general and administrative expenses.

Employee Compensation

Employee compensation and benefits totaled approximately $31.0 million for the year ended December 31, 2019 as compared to approximately $25.1 million for the year ended December 31, 2018. The increase between comparative periods was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled approximately $10.5 million for the year ended December 31, 2019 as compared to approximately $11.8 million for the year ended December 31, 2018. The decrease between comparative periods was primarily related to a settlement with our former Chairman and Chief Executive Officer, and elimination of associated stock-based compensation expenses.

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

A summary of realized gains and losses for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Realized gains	$27,190	$14,050
Realized losses	(10,667)	(25,137)
Net realized gains (losses)	$16,523	$(11,087)

During the year ended December 31, 2019, we recognized net realized gains of approximately $16.5 million on the portfolio. These net realized gains included gross realized gains of approximately $27.2 million, primarily from the sale of our public equity holdings and sale of our holdings due to merger and acquisition transactions. These gains were partially offset by gross realized losses of approximately $10.7 million, primarily from the liquidation or write-off of our debt, equity or warrant investments during the period.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2019, and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Gross unrealized appreciation on portfolio investments	$123,501	$60,648
Gross unrealized depreciation on portfolio investments	(98,624)	(110,768)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(12,232)	27,584
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	12,645	(22,536)
Other net unrealized appreciation (depreciation)	1,158	1,390
Total net unrealized appreciation (depreciation) on investments	$13,803	$(21,146)

During the year ended December 31, 2019, we recorded approximately $13.8 million of net unrealized appreciation, of which $12.6 million is net unrealized appreciation from our debt, equity and warrant investments. We recorded $2.1 million of net unrealized depreciation on our debt investments which was primarily related to net $8.8 million of net unrealized depreciation on the debt portfolio partially offset by $6.7 million of net unrealized appreciation on the debt portfolio due to the reversal of unrealized depreciation upon pay-off or write-off of our portfolio companies.

We recorded $19.8 million of net unrealized appreciation on our equity investments and $5.1 million of net unrealized depreciation on our warrant investments during the year ended December 31, 2019. This net unrealized appreciation of $14.7 million was primarily attributable to $33.6 million of unrealized appreciation on the equity and warrant portfolio partially offset by $18.9 million of net unrealized depreciation due to reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrants investments.

During the year ended December 31, 2018, we recorded approximately $21.1 million of net unrealized depreciation, of which $22.5 million is net unrealized depreciation from our debt, equity and warrant investments. We recorded $4.6 million of net unrealized appreciation on our debt investments, which was primarily related to $25.7 million of unrealized appreciation due to loan repayments and the reversal of unrealized depreciation upon write-off. This unrealized appreciation was partially offset by $21.1 million of unrealized depreciation on the debt portfolio.

We recorded $24.8 million of net unrealized depreciation on our equity investments and $2.3 million of net unrealized depreciation on our warrant investments during the year ended December 31, 2018. This net unrealized depreciation of $27.1 million was primarily attributable to $29.0 million of unrealized depreciation on the equity and warrant portfolio partially offset by the $1.9 million of net unrealized appreciation due to reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrants investments.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2019 and 2018, we had a net increase in net assets resulting from operations totaling approximately $173.6 million and approximately $76.5 million, respectively.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2019 was $1.71, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2018 was $0.83.

For the purpose of calculating diluted earnings per share for year ended December 31, 2019, the dilutive effect of the 2022 Convertible Notes, outstanding options, and restricted stock units under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the year ended December 31, 2019 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-The-Market, or ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

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

On September 7, 2017, we entered into an At-The-Market, or ATM equity distribution agreement, or the Prior Equity Distribution Agreement, with JMP Securities LLC, or JMP. The Prior Equity Distribution Agreement, provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

On October 23, 2017, we issued $150.0 million in aggregate principal amount of the Notes due 2022, or the 2022 Notes. The 2022 Notes were issued pursuant to the Fourth Supplemental Indenture to the Base Indenture, dated October 23, 2017, or the 2022 Notes Indenture, between us and U.S. Bank, National Association, as trustee, or the 2022 Trustee. The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions of approximately $975,000, were approximately $1.8 million.

On November 23, 2017, we redeemed $75.0 million of the $258.5 million issued and outstanding aggregate principal amount of our Notes due 2024 Notes, or the 2024 Notes. On April 2, 2018, we redeemed an additional $100.0 million of the remaining outstanding aggregate principal amount of the 2024 Notes.

On April 26, 2018, we issued  $75.0 million in aggregate principal amount of 5.25% notes due 2025, or the 2025 Notes, pursuant to the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018, or the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4  million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately  $2.6 million.

On May 25, 2018, we entered into the amendment to the Union Bank Facility. The amendment amends certain provisions of the Union Bank Facility to increase the commitments thereunder from $75.0 million to $100.0 million.

On June 14, 2018, we closed our underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock, or the June 2018 Equity Offering. The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

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

On November 1, 2018, we issued $200.0 million in aggregate principal amount of fixed rate asset-backed notes, or the 2027 Asset-Backed Notes. The 2027 Asset-Backed Notes were issued by the 2018 Securitization Issuer pursuant to a note purchase agreement, dated as of October 25, 2018, by and among us, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. The sale of the 2027 Asset-Backed Notes generated net proceeds of approximately $197.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $3.0 million.

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

On January 11, 2019, Hercules Funding II LLC, a special purpose wholly owned subsidiary, or Hercules Funding II, entered into the Seventh Amendment to the Wells Facility, or the Wells Facility Seventh Amendment. The Wells Facility Seventh Amendment, among other things, amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00% and extends the maturity date to January 2023. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity under a $125.0 million accordion credit facility, subject to borrowing base, leverage and other restrictions.

On January 22, 2019, we issued $250.0 million in aggregate principal amount of fixed rate asset-backed notes, or the 2028 Asset-Backed Notes. The 2028 Asset-Backed Notes were issued by the 2019 Securitization Issuer pursuant to a note purchase agreement, dated as of January 14, 2019, by and among us, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. The sale of the 2028 Asset-Backed Notes generated net proceeds of approximately $247.1 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.9 million.

On February 20, 2019, we, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC, or Hercules Funding IV, as borrower, entered into the credit facility, or the Union Bank Facility with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the company’s credit facility, or the Prior Union Bank Facility, entered into on May 5, 2016 (as amended and restated from time to time) with MUFG Union Bank. Any references to amounts related to the Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility. Under the Union Bank Facility, the lenders have made commitments of $200.0 million.

On May 6, 2019, we terminated the ATM equity distribution agreement with JMP entered on September 7, 2017, or the Prior Equity Distribution Agreement, and entered into the Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2019, we sold 679,000 shares of common stock under the Prior Equity Distribution Agreement and 3.9 million shares of common stock under the Equity Distribution Agreement. As of December 31, 2019, approximately 8.1 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On June 17, 2019, we closed our underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock, or June 2019 Equity Offering. The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

On June 28, 2019, Hercules Funding IV, entered into the First Amendment, or the Union Bank Facility Amendment to the Union Bank Facility. The Union Bank Facility Amendment amends certain provisions of the Union Bank Facility to, among other things, (i) delete the financial covenant with respect to maintaining minimum portfolio funding liquidity, (ii) add a covenant prohibiting Hercules Funding IV from acquiring or owning unfunded commitments to makers of certain notes receivable, and (iii) revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of us with respect to split-funded notes receivable owned by Hercules Funding IV and an affiliate thereof (including Hercules Funding II).

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

On July 16, 2019, we issued $105.0 million in aggregate principal amount of Notes due July 2024 to qualified institutional investors in a private placement, or July 2024 Notes. The sale of the July 2024 Notes generated net proceeds of approximately $103.6 million. Aggregate estimated offering expenses in connection with the transaction, including the fees and commissions, were approximately $1.4 million.

At December 31, 2019, we had $149.0 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no borrowings outstanding on the Wells Facility, and $103.9 million of borrowings outstanding on the Union Bank Facility.

At December 31, 2019, we had $235.5 million in available liquidity, including $64.4 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $96.1 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates, and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2019, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2019, we have issued $149.0 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At December 31, 2019, we had approximately $50.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the year ended December 31, 2019, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the year ended December 31, 2019, our operating activities used $240.7 million of cash and cash equivalents, compared to $249.0 million used during the year ended December 31, 2018. The $8.3 million decrease in cash used by operating activities is primarily due to a net increase in net assets resulting from operations of $97.1 million, and an increase in investment repayments of $6.7 million, partially offset by an increase in investment purchases of $64.9 million.

During the year ended December 31, 2019, our investing activities used $595,000 of cash, compared to $475,000 used during the year ended December 31, 2018. The $120,000 increase in cash used by investing activities was due to an increase in purchase of capital equipment.
During the year ended December 31, 2019, our financing activities provided $310.4 million of cash, compared to $200.3 million provided during the year ended December 31, 2018. The $110.1 million increase in cash provided by financing activities was primarily due to the issuance of $250.0 million of our 2028 Asset-Backed Notes in January 2019, and issuance of $105.0 million of our July 2024 Notes in July 2019, partially offset by the full retirement of the residual $83.5 million of our 2024 Notes.

As of December 31, 2019, net assets totaled $1.1 billion, with a NAV per share of $10.55. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of December 31, 2019, our asset coverage ratio under our regulatory requirements as a BDC was 198.0%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 186.8% at December 31, 2019.

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

At December 31, 2019, we had approximately $133.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $194.0 million of non-binding term sheets outstanding to three new companies and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2019:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,302,919	$10,000	$494,250	$233,669	$565,000
Lease and License Obligations (4)	13,675	3,224	5,904	3,035	1,512
Total	$1,316,594	$13,224	$500,154	$236,704	$566,512

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $149.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $103.9 million under the Union Credit Facility as of December 31, 2019. There were no outstanding borrowings under the Wells Facility as of December 31, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $2.7 million, $2.1 million, and $1.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2019, 2018, and 2017, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2020 distributions to stockholders will actually be.

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

At December 31, 2019, approximately 94.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material. See “Determination of Net Asset Value” for a discussion of our investment valuation process.

We intend to continue to engage one or more independent valuation firm(s) to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the years ended December 31, 2019 and 2018.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the years ended December 31, 2019 and 2018. See “— Results of Operations” for a comparison of investment income for the years ended December 31, 2019 and 2018.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. We follow the guidelines set forth under ASC Topic 718 Compensation – Stock Compensation, to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate, and expected option life.

Income Taxes

See “— Income and Excise Taxes” and “— Distributions” for a discussion of our income tax policies.

Subsequent Events

Distribution Declaration

On February 12, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 9, 2020 to shareholders of record as of March 2, 2020. In addition to the cash distribution, on February 12, 2020, the Board of Directors declared a supplemental cash distribution of $0.08 per share to be paid on March 9, 2020 to stockholders of record as of March 2, 2020.

Restricted Stock Unit Grants

On January 13, 2020, we granted 677,887 restricted stock awards pursuant to the 2018 Equity Incentive Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2019 and as of February 14, 2020, we sold approximately 2.4 million shares of common stock for total accumulated net proceeds of approximately $35.2 million, including approximately $319,000 of offering expenses, under our Equity Distribution Agreement. As of February 14, 2020, approximately 5.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

February 2025 Notes

On February 5, 2020, we issued $50.0 million in aggregate principal amount of senior unsecured notes due February 2025 (the “February 2025 Notes”) pursuant to a note purchase agreement (the “2025 Note Purchase Agreement”). The February 2025 Notes have a fixed interest rate of 4.28% per year and are due on February 5, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the February 2025 Notes is due semiannually and the February 2025 Notes are general unsecured obligations of us that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

The 2025 Note Purchase Agreement also provides for the issuance of an additional $70.0 million aggregate principal amount of senior unsecured notes due June 2025 with a fixed interest rate of 4.31% per year that are expected to be issued in June 2020 (subject to the satisfaction of customary closing conditions contained in the 2025 Note Purchase Agreement).

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2019, approximately 97.4% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(75)	$(5,182)	$(195)	$(4,987)	$(0.05)
(50)	$(3,655)	$(130)	$(3,525)	$(0.03)
(25)	$(1,992)	$(65)	$(1,927)	$(0.02)
25	$2,591	$65	$2,526	$0.02
50	$5,576	$130	$5,446	$0.05
75	$9,038	$195	$8,843	$0.08
100	$13,628	$261	$13,367	$0.13
200	$33,953	$521	$33,432	$0.32

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2019, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA debentures, 2022 Notes, July 2024 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock and Warrants

As described in Note 2 to the consolidated financial statements, approximately 97.9% of the Company’s $2,315 million total investments in securities as of December 31, 2019 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, common stock and warrants whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs with respect to i) hypothetical market yields and premiums/(discounts) for debt securities; ii)  the probability weighting of alternative outcomes for impaired debt securities; and iii) the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability and estimated time to exit for warrant and equity-related securities.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, common stock and warrants is a critical audit matter are there was significant judgment by management to determine the fair value of these level 3 investments, including the use of the aforementioned significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the significant unobservable inputs. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, common stock and warrants, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields and premiums/(discounts) for debt securities;  the probability weighting of alternative outcomes for impaired debt securities; and the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability and estimated time to exit for warrant and equity-related securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to each of the independently developed fair value range. Developing the independent fair value range involved testing the completeness and accuracy of data provided by management and developing independent significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 20, 2020

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,248,524 and $1,830,725, respectively)	$2,232,972	$1,801,258
Control investments (cost of $65,333 and $64,799, respectively)	59,746	57,619
Affiliate investments (cost of $88,175 and $85,000, respectively)	21,808	21,496
Total investments in securities, at value (cost of $2,402,032 and $1,980,524, respectively)	2,314,526	1,880,373
Cash and cash equivalents	64,393	34,212
Restricted cash	50,603	11,645
Interest receivable	20,207	16,959
Right of use asset (1)	11,659	—
Other assets	580	2,002
Total assets	$2,461,968	$1,945,191

Liabilities
Accounts payable and accrued liabilities	$30,306	$25,961
Operating lease liability (1)	11,538	—
SBA Debentures, net (principal of $149,000 and $149,000, respectively) (2)	148,165	147,655
2022 Notes, net (principal of $150,000 and $150,000, respectively) (2)	148,514	147,990
2024 Notes, net (principal of $0 and $83,510, respectively) (2)	—	81,852
July 2024 Notes, net (principal of $105,000 and $0, respectively) (2)	103,685	—
2025 Notes, net (principal of $75,000 and $75,000, respectively) (2)	72,970	72,590
2033 Notes, net (principal of $40,000 and $40,000, respectively) (2)	38,501	38,427
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (2)	197,312	197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (2)	247,395	—
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (2)	226,614	225,051
Credit Facilities	103,919	52,956
Total liabilities	$1,328,919	$989,747
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	108	96
Capital in excess of par value	1,145,106	1,052,269
Total distributable earnings (loss)	(12,165)	(92,859)
Treasury Stock, at cost, no shares as of December 31, 2019 and 376,466 shares as of December 31, 2018	—	(4,062)
Total net assets	$1,133,049	$955,444
Total liabilities and net assets	$2,461,968	$1,945,191

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	107,364	96,501
Net asset value per share	$10.55	$9.90

(1)	See “Note 2 – Summary of Significant Accounting Policies” for a description of Right of use asset and Operating lease liability.
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

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Restricted Cash	$50,603	$11,645
2027 Asset-Backed Notes, investments in securities, at value (cost of $283,891 and $279,373, respectively)	283,658	277,781
2028 Asset-Backed Notes, investments in securities, at value (cost of $347,295 and $0, respectively)	347,929	—
Total assets	$682,190	$289,426

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,312	$197,265
2028 Asset-Backed Notes, net (principal of $250,000 and $0, respectively) (1)	247,395	—
Total liabilities	$444,707	$197,265

(1)	The Company’s 2027 Asset-Backed Notes and 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Investment income:
Interest income
Non-control/Non-affiliate investments	$241,491	$185,187	$169,424
Control investments	4,014	3,391	1,971
Affiliate investments	2,008	2,058	801
Total interest income	247,513	190,636	172,196
Fee income
Non-control/Non-affiliate investments	20,157	16,776	18,630
Control investments	18	5	11
Affiliate investments	186	336	43
Total fee income	20,361	17,117	18,684
Total investment income	267,874	207,753	190,880
Operating expenses:
Interest	54,596	39,435	37,857
Loan fees	7,078	7,260	8,728
General and administrative	19,183	14,517	15,668
Tax expenses	2,226	971	437
Employee compensation:
Compensation and benefits	30,993	25,062	24,555
Stock-based compensation	10,526	11,779	7,191
Total employee compensation	41,519	36,841	31,746
Total operating expenses	124,602	99,024	94,436
Net investment income	143,272	108,729	96,444
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	16,523	(4,721)	(10,235)
Control investments	—	(4,308)	(16,476)
Affiliate investments	—	(2,058)	—
Total net realized gain (loss) on investments	16,523	(11,087)	(26,711)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	15,074	(13,082)	43,796
Control investments	1,595	(1,222)	14,152
Affiliate investments	(2,866)	(6,842)	(48,683)
Total net unrealized appreciation (depreciation) on investments	13,803	(21,146)	9,265
Total net realized and unrealized gain (loss)	30,326	(32,233)	(17,446)
Net increase (decrease) in net assets resulting from operations	$173,598	$76,496	$78,998

Net investment income before investment gains and losses per common share:
Basic	$1.41	$1.19	$1.16
Change in net assets resulting from operations per common share:
Basic	$1.71	$0.83	$0.95
Diluted	$1.71	$0.83	$0.95
Weighted average shares outstanding
Basic	101,132	90,929	82,519
Diluted	101,569	91,057	82,640
Distributions paid per common share:
Basic	$1.33	$1.26	$1.24

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
	Shares	Par Value	of par value	(loss) (2)	Stock	Assets
Balance at December 31, 2016	79,555	$80	$839,657	$(51,793)	$—	$787,944
Net increase (decrease) in net assets resulting from operations	—	—	—	78,998	—	78,998
Public offering, net of offering expenses	4,919	5	66,930	—	—	66,935
Issuance of common stock due to stock option exercises	49	—	500	—	—	500
Retired shares from net issuance	(21)	—	(209)	—	—	(209)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—
Retired shares for restricted stock vesting	(252)	—	(2,976)	—	—	(2,976)
Distributions reinvested in common stock	164	—	2,202	—	—	2,202
Issuance of Convertible Notes	—	—	3,413	—	—	3,413
Distributions	—	—	—	(103,087)	—	(103,087)
Stock-based compensation (1)	—	—	7,247	—	—	7,247
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8,263)	8,263	—	—
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$—	$840,967
Net increase (decrease) in net assets resulting from operations	—	—	—	76,496	—	76,496
Public offering, net of offering expenses	12,047	11	144,680	—	—	144,691
Issuance of common stock due to stock option exercises	63	—	704	—	—	704
Retired shares from net issuance	(57)	—	(718)	—	—	(718)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—
Acquisition of common stock under repurchase plan	(376)	—	—	—	(4,062)	(4,062)
Retired shares for restricted stock vesting	(95)	—	(1,179)	—	—	(1,179)
Distributions reinvested in common stock	159	—	2,007	—	—	2,007
Distributions	—	—	—	(114,728)	—	(114,728)
Stock-based compensation (1)	—	—	11,266	—	—	11,266
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(12,992)	12,992	—	—
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	173,598	—	173,598
Public offering, net of offering expenses	10,377	11	132,525	—	—	132,536
Issuance of common stock due to stock option exercises	72	—	910	—	—	910
Retired shares from net issuance	(44)	—	(616)	—	—	(616)
Issuance of common stock under restricted stock plan	832	1	(1)	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(554)	—	(5,412)	—	—	(5,412)
Distributions reinvested in common stock	180	—	2,402	—	—	2,402
Distributions	—	—	—	(134,455)	—	(134,455)
Stock-based compensation (1)	—	—	8,642	—	—	8,642
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(41,551)	41,551	—	—
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$—	$1,133,049

(1)	Stock-based compensation includes $78, $41, and $57 of restricted stock and option expense related to director compensation for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$173,598	$76,496	$78,998
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(1,025,711)	(960,844)	(764,795)
Principal and fee payments received on investments	600,161	593,502	641,016
Proceeds from the sale of investments	39,573	19,886	23,881
Net unrealized depreciation (appreciation) on investments	(13,803)	21,146	(9,265)
Net realized loss (gain) on investments	(16,523)	11,087	26,711
Accretion of paid-in-kind principal	(8,605)	(9,363)	(9,686)
Accretion of loan discounts	(3,532)	(3,914)	(6,711)
Accretion of loan discount on convertible notes	671	671	615
Accretion of loan exit fees	(24,295)	(17,025)	(19,098)
Change in deferred loan origination revenue	18,177	6,095	962
Unearned fees related to unfunded commitments	1,403	1,064	1,048
Amortization of debt fees and issuance costs	5,899	6,105	7,492
Depreciation	262	199	201
Stock-based compensation and amortization of restricted stock grants (1)	8,642	11,266	7,247
Change in operating assets and liabilities:
Interest and fees receivable	(3,248)	(4,697)	(648)
Prepaid expenses and other assets	(10,373)	(1,099)	(1,097)
Accounts payable	(205)	11	(10)
Accrued liabilities	17,245	444	4,739
Net cash provided by (used in) operating activities	(240,664)	(248,970)	(18,400)
Cash flows from investing activities:
Purchases of capital equipment	(595)	(475)	(274)
Net cash provided by (used in) investing activities	(595)	(475)	(274)
Cash flows from financing activities:
Issuance of common stock, net	132,536	144,391	66,935
Repurchase of common stock, net	—	(4,062)	—
Retirement of employee shares	(5,118)	(893)	(2,685)
Distributions paid	(132,053)	(112,721)	(100,885)
Issuance of July 2024 Notes	105,000	—	—
Issuance of 2022 Convertible Notes	—	—	230,000
Issuance of 2022 Notes	—	—	150,000
Issuance of 2024 Notes	—	—	5,636
Issuance of 2025 Notes	—	75,000	—
Issuance of 2033 Notes	—	40,000	—
Issuance of 2027 Asset-Backed Notes	—	200,000	—
Issuance of 2028 Asset-Backed Notes	250,000	—	—
Repayments of 2019 Notes	—	—	(110,364)
Repayments of 2024 Notes	(83,510)	(100,000)	(75,000)
Repayments of 2021 Asset-Backed Notes	—	(49,153)	(60,053)
Repayments of Long-Term SBA Debentures	—	(41,200)	—
Borrowings of credit facilities	687,226	353,597	8,497
Repayments of credit facilities	(636,263)	(300,641)	(13,513)
Cash paid for debt issuance costs	(4,554)	(3,782)	(6,342)
Fees paid for credit facilities and debentures	(2,866)	(229)	77
Net cash provided by (used in) financing activities	310,398	200,307	92,303
Net increase (decrease) in cash, cash equivalents and restricted cash	69,139	(49,138)	73,629
Cash, cash equivalents and restricted cash at beginning of period	45,857	94,995	21,366
Cash, cash equivalents and restricted cash at end of period	$114,996	$45,857	$94,995

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$51,818	$38,960	$33,579
Income tax, including excise tax, paid	$1,430	$713	$1,076
Distributions reinvested	$2,402	$2,007	$2,202

(1)	Stock-based compensation includes $78, $41, and $57 of restricted stock and option expense related to director compensation for the years ended December 31, 2019, 2018, and 2017, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash and cash equivalents	$64,393	$34,212	$91,309
Restricted cash	50,603	11,645	3,686
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$114,996	$45,857	$94,995

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Biotechnology Tools
Under 1 Year Maturity
Exicure, Inc. (11)	Biotechnology Tools	Senior Secured	March 2020	Interest rate PRIME + 6.45% or Floor rate of 9.95%, 5.52% Exit Fee	$4,999	$5,067	$5,067
Subtotal: Under 1 Year Maturity						5,067	5,067
Subtotal: Biotechnology Tools (0.45%)*						5,067	5,067
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,780	14,780
Pico Quantitative Trading LLC (18)	Diversified Financial Services	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.60% or Floor rate of 9.60%	$30,000	29,556	28,773
Subtotal: 1-5 Years Maturity						44,336	43,553
Subtotal: Diversified Financial Services (3.84%)*						44,336	43,553
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	40,626	40,773
Subtotal: 1-5 Years Maturity						40,626	40,773
Subtotal: Drug Delivery (3.60%)*						40,626	40,773
Drug Discovery & Development
Under 1 Year Maturity
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$12,775	13,730	13,731
Subtotal: Under 1 Year Maturity						13,730	13,731
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	10,115	10,043
Aldeyra Therapeutics, Inc	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	14,969	14,969
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$8,084	8,404	8,340
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$8,084	8,280	8,274
Total Aveo Pharmaceuticals, Inc.					$16,168	16,684	16,614
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 11.55%	$15,731	15,608	15,608
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 6.35% Exit Fee	$35,000	35,684	35,721
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,264	20,495
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	20,062	20,284
Total BridgeBio Pharma LLC					$75,000	76,010	76,500
Chemocentryx, Inc. (10)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,306	20,501
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$10,000	9,955	9,955
Constellation Pharmaceuticals, Inc. (12)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$30,000	30,139	30,636
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,085	20,113
Eidos Therapeutics, Inc. (10)(17)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,728	8,728
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 3.00% or Floor rate of 8.00%, 13.43% Exit Fee	$12,922	13,502	13,542
Kaleido Biosciences, Inc.	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.20% or Floor rate of 8.95%, 7.55% Exit Fee	$22,500	22,372	22,373
Mesoblast (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.45%, 6.95% Exit Fee	$50,000	51,552	51,547
Motif BioSciences Inc. (5)(8)(10)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.87% Exit Fee	$6,738	6,732	—
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$35,000	35,259	35,536
Paratek Pharmaceuticals, Inc. (11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.13% Exit Fee	$60,000	61,905	62,131
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,241	10,295
Total Paratek Pharmaceuticals, Inc.					$70,000	72,146	72,426

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Replimune Group, Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	$9,974	$9,974
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	24,804	24,804
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$16,509	17,502	17,501
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,726	29,849
Tricida, Inc. (11)(15)(16)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.92% Exit Fee	$60,000	60,442	61,193
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	36,090	36,419
Urovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	March 2023	Interest rate PRIME + 4.65% or Floor rate of 10.15%, 4.25% Exit Fee	$45,000	44,622	44,622
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,028	5,073
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,048	5,094
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,060	5,083
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,066	10,157
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,035	10,125
Total Verastem, Inc.					$35,000	35,237	35,532
X4 Pharmaceuticals, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 7.98% Exit Fee	$20,000	20,088	20,165
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.25% Exit Fee	$15,000	14,732	14,732
Subtotal: 1-5 Years Maturity						717,379	713,882
Subtotal: Drug Discovery & Development (64.22%)*						731,109	727,613
Electronics & Computer Hardware
1-5 Years Maturity
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$8,215	8,730	4,410
Subtotal: 1-5 Years Maturity						8,730	4,410
Subtotal: Electronics & Computer Hardware (0.39%)*						8,730	4,410
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)(16)	Healthcare Services, Other	Senior Secured	June 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$80,000	81,190	81,270
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,429	9,268	9,114
Velocity Clinical Research, Inc. (18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 3-month LIBOR + 9.08% or Floor rate of 10.08%	$7,500	7,226	7,226
Subtotal: 1-5 Years Maturity						97,684	97,610
Subtotal: Healthcare Services, Other (8.61%)*						97,684	97,610
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$20,000	19,526	19,583
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	June 2021	Interest rate PRIME + 2.75% or Floor rate of 9.50%, PIK Interest 1.70%, 2.80% Exit Fee	$15,554	15,647	15,682
Yipit, LLC (17)(18)	Information Services	Senior Secured	May 2024	Interest rate 3-month LIBOR + 7.99% or Floor rate of 8.99%	$10,625	10,415	10,272
Subtotal: 1-5 Years Maturity						45,588	45,537
Subtotal: Information Services (4.02%)*						45,588	45,537
Internet Consumer & Business Services
Under 1 Year Maturity
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,676	43,344	43,344
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,134	5,127	5,127
Total Snagajob.com, Inc.					$47,810	48,471	48,471
Subtotal: Under 1 Year Maturity						48,471	48,471
1-5 Years Maturity

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	$20,288	$20,239
Arctic Wolf Networks, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$30,000	30,214	30,280
Cloudpay, Inc. (5)(10)(11)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$15,000	15,304	15,169
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,794	3,793	3,786
ePayPolicy Holdings, LLC (17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,758	7,758
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$72,208	71,905	72,277
Greenphire, Inc.	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$1,612	1,612	1,610
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 8.75%	$2,000	2,000	2,000
Total Greenphire, Inc.					$3,612	3,612	3,610
Houzz, Inc. (14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$50,115	49,720	49,720
Intent (p.k.a. Intent Media, Inc.) (12)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%, 2.00% Exit Fee	$15,200	15,141	15,034
Lendio, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 5.25% Exit Fee	$5,000	4,985	4,999
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,303	20,268	20,459
Patron Technology (18)	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$35,750	34,776	35,400
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$1,500	1,500	1,500
Total Patron Technology					$37,250	36,276	36,900
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	20,313	20,274
SeatGeek, Inc. (14)(17)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$23,043	22,382	22,471
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.25%, 2.75% Exit Fee	$12,042	11,886	11,886
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,407	21,407	9,586
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 8.00%	$10,680	240	—
Total Tectura Corporation					$32,087	21,647	9,586
Varsity Tutors LLC (14)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$35,052	34,822	34,822
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$17,129	17,026	16,988
Xometry, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	November 2021	Interest rate PRIME + 3.95% or Floor rate of 8.45%, 7.09% Exit Fee	$11,000	11,345	11,401
Subtotal: 1-5 Years Maturity						418,685	407,659
Subtotal: Internet Consumer & Business Services (40.26%)*						467,156	456,130
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.34% Exit Fee	$20,632	20,647	20,786
Subtotal: 1-5 Years Maturity						20,647	20,786
Subtotal: Media/Content/Info (1.83%)*						20,647	20,786
Medical Devices & Equipment
1-5 Years Maturity
Flowonix Medical Incorporated (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, 7.95% Exit Fee	$7,561	8,178	8,158
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$14,188	14,906	14,810
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,683	7,728
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,586	18,454
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	$11,503	$11,426
Subtotal: 1-5 Years Maturity						60,856	60,576
Subtotal: Medical Devices & Equipment (5.35%)*						60,856	60,576
Semiconductors
1-5 Years Maturity
Elenion Technologies Corporation (13)(14)	Semiconductors	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, PIK Interest 2.25%, 5.00% Exit Fee	$10,187	10,316	10,316
Subtotal: 1-5 Years Maturity						10,316	10,316
Subtotal: Semiconductors (0.91%)*						10,316	10,316
Software
Under 1 Year Maturity
Delphix Corp. (19)	Software	Senior Secured	September 2020	Interest rate PRIME + 5.25% or Floor rate of 10.25%, 7.00% Exit Fee	$10,000	9,878	9,878
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	October 2020	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,494	5,494
Lightbend, Inc. (14)(15)	Software	Senior Secured	June 2020	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 12.95% Exit Fee	$2,026	2,026	2,026
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,339	7,339
Subtotal: Under 1 Year Maturity						24,737	24,737
1-5 Years Maturity
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$39,303	38,649	38,826
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.92% or Floor rate of 6.92%	$2,362	2,304	2,304
Total Abrigo					$41,665	40,953	41,130
Businessolver.com, Inc. (11)(16)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 8.50%	$58,650	57,776	57,760
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 8.50% and Interest rate PRIME + 6.5% or Floor rate of 8.50%	$2,550	2,550	2,550
Total Businessolver.com, Inc.					$61,200	60,326	60,310
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$48,268	47,907	48,006
Cloud 9 Software (13)(17)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,500	9,332	9,374
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,323	15,211
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	May 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$50,000	49,575	49,932
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,180	10,457	10,481
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,081	9,920	9,899
Total Dashlane, Inc.					$20,261	20,377	20,380
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,126	4,055	4,038
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,077	5,012	5,065
Total Evernote Corporation					$9,203	9,067	9,103
Ikon Science Limited (5)(10)(18)	Software	Senior Secured	October 2024	Interest rate LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,688	6,688
Insurance Technologies Corporation (11)(18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.90% or Floor rate of 8.90%	$13,750	13,526	13,330
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$5,017	5,004	5,004
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.65% or Floor rate of 9.65%	$8,785	8,589	8,531
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,835	11,825
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,233	42,049
Total Khoros (p.k.a Lithium Technologies)					$55,000	54,068	53,874
Lastline, Inc. (19)	Software	Senior Secured	July 2022	Interest rate PRIME + 5.45% or Floor rate of 10.95%	$6,000	5,834	5,844

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 3.00% Exit Fee	$16,509	$16,384	$16,333
Mobile Solutions Services (17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 8.80% or Floor rate of 9.80%	$5,500	5,329	5,329
Nuvolo Technologies Corporation (19)	Software	Senior Secured	October 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$13,000	12,815	12,877
OrthoFi, Inc. (13)(18)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,417	17,283
Quid, Inc. (11)(14)(15)	Software	Senior Secured	November 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, PIK Interest 2.25%, 3.61% Exit Fee	$13,251	13,235	13,235
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,155	3,214	1,773
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,915	5,959
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$150	150	151
Total Salsa Labs, Inc.					$6,150	6,065	6,110
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,365	4,387
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 10.50% or Floor rate of 11.50%	$19,095	18,721	18,721
ZeroFox, Inc.	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$15,000	14,927	14,948
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,241	30,287
Subtotal: 1-5 Years Maturity						489,282	488,000
Greater than 5 Years Maturity
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$29,333	28,676	28,511
	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$688	672	672
Total Campaign Monitor Limited					$30,021	29,348	29,183
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,806	19,806
Subtotal: Greater than 5 Years Maturity						49,154	48,989
Subtotal: Software (49.58%)*						563,173	561,726
Sustainable and Renewable Technology
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	51,843	51,780
Proterra, Inc. (11)(14)(19)	Sustainable and Renewable Technology	Senior Secured	May 2021	Interest rate PRIME + 5.05% or Floor rate of 10.55%, PIK Interest 1.75%	$10,101	10,059	10,100
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)(19)	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 6.73%, PIK Interest 6.73%, 6.67% Exit Fee	$10,000	10,775	10,512
	Sustainable and Renewable Technology	Senior Secured	December 2020	PIK Interest 10.00%	$683	683	664
	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,439
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,175	12,950	12,615
Subtotal: 1-5 Years Maturity						74,852	74,495
Subtotal: Sustainable and Renewable Technology (6.57%)*						74,852	74,495
Total: Debt Investments (189.63%)*						2,170,140	2,148,592

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$3,955
Subtotal: Communications & Networking (0.35%)*					1,230	3,955
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,380
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	33,000
Total Gibraltar Business Capital, LLC				11,432,752	28,006	35,380
Subtotal: Diversified Financial Services (3.11%)*					28,006	35,380
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	373
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	768
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	3,067
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	189
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	7
Subtotal: Drug Delivery (0.39%)*					4,645	4,404
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	1,901,791	1,715	1,189
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	83
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	7,135
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	642
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	653
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	11
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	114
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	861
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	58
Insmed, Incorporated (4)	Drug Discovery & Development	Equity	Common Stock	50,771	717	1,212
Melinta Therapeutics (4)	Drug Discovery & Development	Equity	Common Stock	10,364	2,000	6
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	307
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	21
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	50
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	17,175	332	1,231
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	83,334	640	891
Subtotal: Drug Discovery & Development (1.28%)*					19,292	14,464
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	5,196
Chromadex Corporation (4)	Healthcare Services, Other	Equity	Common Stock	44,264	157	191
Subtotal: Healthcare Services, Other (0.48%)*					5,251	5,387
Information Services
DocuSign, Inc. (4)	Information Services	Equity	Common Stock	251,000	3,871	13,795
Subtotal: Information Services (1.22%)*					3,871	13,795
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	46
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	443
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	14,422
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	8,636
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	6,692
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,470
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	559
Total OfferUp, Inc.				394,790	2,295	2,029
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	37,393	500	890
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (2.92%)*					25,855	33,158
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	679
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	598
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	584
Total Gelesis, Inc.				609,849	925	1,861
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	$3,000	$463
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	127
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	3,784
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,239	4,610
Total Optiscan Biomedical, Corp.				1,139,269	13,151	8,984
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	615
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	154
Subtotal: Medical Devices & Equipment (1.03%)*					17,341	11,614
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	95
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	22
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,883
	Software	Equity	Preferred Series 3	93,620	300	432
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,315
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	49
	Software	Equity	Preferred Series E	1,749,089	10,489	8,932
	Software	Equity	Preferred Series G	326,797	2,211	1,668
Total Palantir Technologies				2,085,421	12,747	10,649
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,159
Subtotal: Software (1.52%)*					22,438	17,240
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	7
	Surgical Devices	Equity	Preferred Series C	656,538	282	21
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	70
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	121
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	148
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	201
Total Gynesonics, Inc.				9,595,178	1,941	568
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	3,091
Subtotal: Surgical Devices (0.32%)*					4,491	3,659
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	1,496
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	8
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	493
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.18%)*					64,502	1,997
Total: Equity Investments (12.80%)*					196,922	145,053

Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	7
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	7
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	475
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	55
Subtotal: Consumer & Business Products (0.05%)*					841	530
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
Agile Therapeutics, Inc. (4)	Drug Delivery	Warrant	Common Stock	180,274	730	113
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	928
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	2,515	116	—
ZP Opco, Inc. (4)	Drug Delivery	Warrant	Common Stock	3,618	265	—
Subtotal: Drug Delivery (0.09%)*					1,861	1,041
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	109
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	39
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	12
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	75
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	$160	$—
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	108
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	19
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	15
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	8,109	625	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	—
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	485
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	20
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	270
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	American Depositary Shares	41,667	158	2
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	920
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	131,998	1,102	2,667
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	715
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	302
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	6
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Warrant	Class B Preferred Units	34,946	110	114
Subtotal: Drug Discovery & Development (0.51%)*					8,951	5,878
Electronics & Computer Hardware
908 Devices, Inc. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	52
Subtotal: Electronics & Computer Hardware (0.00%)*					101	52
Information Services
InMobi Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	416
Planet Labs, Inc.	Information Services	Warrant	Common Stock	274,160	565	224
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	122
Subtotal: Information Services (0.07%)*					1,384	762
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	13
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	18
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	17
Fastly, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	76,098	71	617
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	151
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	14
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	214
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	445
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,622
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	14
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	122
Oportun (4)	Internet Consumer & Business Services	Warrant	Common Stock	23,514	78	279
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	83
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	6
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	689,880	662	596
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	444,444	83	43
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	40
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	15
Total Snagajob.com, Inc.				3,011,537	844	55
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	2
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	395
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	958
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	180
Subtotal: Internet Consumer & Business Services (0.52%)*					6,262	5,844
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	285
Napster	Media/Content/Info	Warrant	Common Stock	715,755	384	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.03%)*					2,695	285
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	$351	$—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	172
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	338
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	38
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	209
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	382
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	4
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	8
Subtotal: Medical Devices & Equipment (0.10%)*					3,436	1,151
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	6
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	330
Total Achronix Semiconductor Corporation				1,110,000	259	336
Elenion Technologies Corporation	Semiconductors	Warrant	Preferred Series C	225	8	6
Subtotal: Semiconductors (0.03%)*					267	342
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	93
	Software	Warrant	Preferred Series F	31,673	343	91
Total Actifio, Inc.				105,257	592	184
BryterCX, Inc. (p.k.a. ClickFox, Inc.) (15)	Software	Warrant	Preferred Series B	492,877	152	—
	Software	Warrant	Preferred Series C	592,019	730	—
	Software	Warrant	Preferred Series C-A	2,218,214	230	1
Total BryterCX, Inc. (p.k.a. ClickFox, Inc.)				3,303,110	1,112	1
CareCloud Corporation (15)	Software	Warrant	Common Stock	13,499	258	—
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	71	24
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	409
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	424
Delphix Corp.	Software	Warrant	Common Stock	203,541	407	529
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	68
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	67
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lastline, Inc.	Software	Warrant	Common Stock	363,636	133	136
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	122
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	731
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	73
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	602
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	—
	Software	Warrant	Preferred Series E	40,261	1	—
Total Quid, Inc.				111,837	2	—
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	20
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	2
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	486,263	57	87
Subtotal: Software (0.31%)*					4,905	3,479
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	114,513	861	36
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	36
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	4
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	13
Total Gynesonics, Inc.				1,756,445	394	17
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	444
Subtotal: Surgical Devices (0.04%)*					533	461
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	537
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	168
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	$63	$52
Total Kinestral Technologies, Inc.				456,883	218	220
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	4
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	252
Total Proterra, Inc.				514,147	42	256
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Subtotal: Sustainable and Renewable Technology (0.09%)*					2,455	1,013
Total: Warrant Investments (1.84%)*					34,970	20,881
Total Investments in Securities (204.27%)*					$2,402,032	$2,314,526

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 4.75% at December 31, 2019. 1-month LIBOR, 3-month LIBOR, and 12-month LIBOR represent, 1.76%, 1.91%, and 2.00%, respectively, at December 31, 2019.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $70.3 million, $144.1 million, and $73.8 million, respectively. The tax cost of investments is $2.4 billion.

(4)

Except for warrants in 35 publicly traded companies and common stock in 25 publicly traded companies, all investments are restricted at December 31, 2019 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at December 31, 2019, and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.), and Tectura Corporation.

(9)	Denotes that all or a portion of the debt investment is convertible debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2019. Refer to Note 10.
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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
RapidMiner, Inc. (12)(14)	Software	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 9.75%, PIK Interest 1.65%	$7,119	$7,018	$6,965
Regent Education (14)	Software	Senior Secured	January 2021	Interest rate FIXED 10.00%, PIK Interest 2.00%, 6.35% Exit Fee	$3,092	3,115	1,579
Salsa Labs, Inc. (11)(17)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,894	5,823
Signpost, Inc. (11)(14)	Software	Senior Secured	February 2020	Interest rate PRIME + 4.15% or Floor rate of 8.15%, PIK Interest 1.75%, 5.75% Exit Fee	$15,787	16,293	16,267
ThreatConnect, Inc. (14)(15)(19)	Software	Senior Secured	October 2022	Interest rate PRIME + 4.95% or Floor rate of 9.95%, PIK Interest 1.05%, 2.20% Exit Fee	$7,519	7,443	7,443
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$19,750	19,345	19,309
YouEarnedIt, Inc. (18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.66%	$8,978	8,735	8,735
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,003	29,875
Subtotal: 1-5 Years Maturity						516,270	513,378
Subtotal: Software (54.49%)*						523,484	520,592
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(14)(19)	Sustainable and Renewable Technology	Senior Secured	August 2019	Interest rate PRIME + 8.70% or Floor rate of 12.95%, 5.00% Exit Fee	$10,000	10,151	10,151
	Sustainable and Renewable Technology	Senior Secured	February 2019	PIK Interest 10.00%	$649	650	650
	Sustainable and Renewable Technology	Senior Secured	February 2019	Interest rate PRIME + 10.70% or Floor rate of 15.70%, PIK Interest 2.00%	$603	603	603
Total Solar Spectrum LLC					$11,252	11,404	11,404
Subtotal: Under 1 Year Maturity						11,404	11,404
1-5 Years Maturity
FuelCell Energy, Inc. (12)	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 6.68% Exit Fee	$13,091	13,362	13,330
	Sustainable and Renewable Technology	Senior Secured	April 2020	Interest rate PRIME + 5.40% or Floor rate of 9.90%, 8.50% Exit Fee	$11,909	11,908	11,874
Total FuelCell Energy, Inc.					$25,000	25,270	25,204
Impossible Foods, Inc. (12)(17)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$30,000	29,981	29,680
Metalysis Limited (5)(10)(11)	Sustainable and Renewable Technology	Senior Secured	March 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$7,254	7,400	7,360
Proterra, Inc. (11)(14)	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 5.95% Exit Fee	$25,484	26,775	26,888
	Sustainable and Renewable Technology	Senior Secured	November 2020	Interest rate PRIME + 3.70% or Floor rate of 7.95%, PIK Interest 1.75%, 7.00% Exit Fee	$5,097	5,381	5,386
Total Proterra, Inc.					$30,581	32,156	32,274
Subtotal: 1-5 Years Maturity						94,807	94,518
Subtotal: Sustainable and Renewable Technology (11.09%)*						106,211	105,922
Total: Debt Investments (181.43%)*						1,752,945	1,733,492

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

The Company does not currently use Commodity Futures Trading Commission, or CFTC, derivatives however to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act, or CEA, pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations or limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. GAAP, and the portfolio investments held by these subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation. As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946.

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

At December 31, 2019, approximately 94.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company intends to continue to engage one or more independent valuation firm(s) to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board of Directors. The Board of Directors are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2019 and December 31, 2018.

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,133,812	$—	$—	$2,133,812
Unsecured Debt	14,780	—	—	14,780
Preferred Stock	69,717	—	—	69,717
Common Stock	75,336	41,789	—	33,547
Warrants	20,881	—	7,159	13,722
Escrow Receivable	955	—	—	955
Total	$2,315,481	$41,789	$7,159	$2,266,533

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,719,091	$—	$—	$1,719,091
Unsecured Debt	14,401	—	—	14,401
Preferred Stock	68,625	—	—	68,625
Common Stock	51,587	27,346	—	24,241
Warrants	26,669	—	3,996	22,673
Escrow Receivable	970	—	—	970
Total	$1,881,343	$27,346	$3,996	$1,850,001

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and  December 31, 2018.

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2019
Senior Debt	$1,719,091	$(5,513)	$(2,424)	$1,031,832	$—	$(609,174)	$—	$—	$2,133,812
Unsecured Debt	14,401	—	329	50	—	—	—	—	14,780
Preferred Stock	68,625	(1,146)	12,566	4,638	(16)	—	—	(14,950)	69,717
Common Stock	24,241	(750)	4,962	5,094	—	—	—	—	33,547
Warrants	22,673	6,270	(7,922)	3,532	(8,981)	—	3	(1,853)	13,722
Escrow Receivable	970	(875)	—	897	(37)	—	—	—	955
Total	$1,850,001	$(2,014)	$7,511	$1,046,043	$(9,034)	$(609,174)	$3	$(16,803)	$2,266,533

(in thousands)	Balance January 1, 2018	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2018
Senior Debt	$1,415,984	$(14,066)	$4,947	$896,831	$—	$(584,605)	$—	$—	$1,719,091
Unsecured Debt	—	—	(328)	20,583	—	(5,671)	—	(183)	14,401
Preferred Stock	40,683	2,540	(11,068)	39,993	(3,706)	—	183	—	68,625
Common Stock	25,853	(3,299)	(7,583)	17,950	(301)	—	—	(8,379)	24,241
Warrants	31,205	(982)	(2,982)	2,050	(6,402)	—	—	(216)	22,673
Escrow Receivable	752	1	(143)	892	(532)	—	—	—	970
Total	$1,514,477	$(15,806)	$(17,157)	$978,299	$(10,941)	$(590,276)	$183	$(8,778)	$1,850,001

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., X4 Pharmaceuticals, Inc., BridgeBio Pharma LLC, Pinterest, Inc., TransMedics Group, Inc., Fastly, Inc., Brickell Biotech, Inc., Oportun, and Tela Bio, Inc.. Transfers into Level 3 during the year ended December 31, 2019 relate to the delisting of Motif BioSciences Inc. common stock.

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

For the year ended December 31, 2019, approximately $11.6 million and $4.6 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $5.9 million and $1.5 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$34,898	Originated Within 4-6 Months	Origination Yield	10.87% - 12.01%	11.38%
	563,725	Market Comparable Companies	Hypothetical Market Yield	9.26% - 14.06%	11.43%
			Premium/(Discount)	(0.50%) - 0.50%
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Technology	21,365	Originated Within 4-6 Months	Origination Yield	9.40% - 13.04%	12.33%
	844,169	Market Comparable Companies	Hypothetical Market Yield	10.56% - 16.13%	12.36%
			Premium/(Discount)	(0.50%) - 0.50%
	1,773	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	34,115	Market Comparable Companies	Hypothetical Market Yield	11.49% - 21.59%	13.67%
			Premium/(Discount)	(0.50%) - 3.00%
	4,410	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Medical Devices	101,349	Market Comparable Companies	Hypothetical Market Yield	9.13% - 14.74%	12.07%
			Premium/(Discount)	(0.50%) - 0.50%
Lower Middle Market	34,822	Originated Within 4-6 Months	Origination Yield	13.24%	13.24%
	188,841	Market Comparable Companies	Hypothetical Market Yield	10.71% - 16.02%	13.09%
			Premium/(Discount)	(0.50%) - 0.00%
	9,587	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	149,358	Debt Investments originated within 3 months
	78,052	Imminent Payoffs (4)
	82,128	Debt Investments Maturing in Less than One Year
	$2,148,592	Total Level Three Debt Investments

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the “Healthcare Services, Other”, “Biotechnology Tools”, “Drug Delivery”, and “Drug Discovery & Development” industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the “Software”, “Media/Content/Info”, “Internet Consumer & Business Services”, “Semiconductors”, “Diversified Financial Services”, and “Information Services” industries in the Consolidated Schedule of Investments.

•

Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology”, “Internet Consumer & Business Services”, and “Electronics & Computer Hardware” industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the “Drug Delivery”, and “Medical Devices & Equipment” industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries in the Consolidated Schedule of Investments.

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

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the “Healthcare Services – Other”, “Drug Discovery & Development”, “Drug Delivery” and “Biotechnology Tools” industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the “Software”, “Electronics & Computer Hardware”, “Media/Content/Info”, “Internet Consumer & Business Services”, “Consumer & Business Products”, and “Information Services” industries in the Consolidated Schedule of Investments.

•

Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology”, “Internet Consumer & Business Services”, and “Electronics & Computer Hardware” industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the “Drug Delivery”, and “Medical Devices & Equipment” industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software industries” in the Consolidated Schedule of Investments.

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$45,205	Market Comparable Companies	EBITDA Multiple (2)	5.4x	5.4x
			Revenue Multiple (2)	0.5x - 13.6x	4.0x
			Discount for Lack of Marketability (3)	15.92% - 25.07%	19.31%
			Average Industry Volatility (4)	54.15% - 106.47%	74.87%
			Risk-Free Interest Rate	1.59% - 1.60%	1.59%
			Estimated Time to Exit (in months)	11 - 31	11
	14,910	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(19.78%) - 26.70%	8.17%
			Average Industry Volatility (4)	32.48% - 90.07%	79.18%
			Risk-Free Interest Rate	1.42% - 2.68%	1.94%
			Estimated Time to Exit (in months)	11 - 40	16
	—	Liquidation	Revenue Multiple (2)	2.0x - 4.0x	3.0x
	43,149	Other (7)
Warrant Investments	9,074	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 14.7x	14.6x
			Revenue Multiple (2)	0.4x - 13.4x	9.9x
			Discount for Lack of Marketability (3)	8.42% - 35.81%	19.46%
			Average Industry Volatility (4)	35.81% - 97.06%	57.26%
			Risk-Free Interest Rate	1.57% - 1.66%	1.60%
			Estimated Time to Exit (in months)	4 - 48	21
	4,648	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(42.45%) - 23.22%	7.05%
			Average Industry Volatility (4)	26.31% - 98.99%	62.78%
			Risk-Free Interest Rate	1.61% - 2.73%	1.78%
			Estimated Time to Exit (in months)	7 - 39	18
Total Level Three Warrant and Equity Investments	$116,986

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.

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

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2019, there were no material past due escrow receivables. The escrow receivable balance as of December 31, 2019 and December 31, 2018 was approximately $955,000 and $972,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “– Recent Accounting Pronouncements” and “Note 10 – Commitments and Contingencies”.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2019, 2018, and 2017.

(in thousands)			Year Ended December 31, 2019
Portfolio Company	Type	Fair Value at December 31, 2019	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$50,160	$2,238	$18	$10,619	$—
Tectura Corporation	Control	9,586	1,776	—	(9,024)	—
Total Control Investments		$59,746	$4,014	$18	$1,595	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$9,193	$—	$—	$585	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	12,615	2,008	186	(3,451)	—
Total Affiliate Investments		$21,808	$2,008	$186	$(2,866)	$—
Total Control & Affiliate Investments		$81,554	$6,022	$204	$(1,271)	$—

(in thousands)			Year Ended December 31, 2018
Portfolio Company	Type	Fair Value at December 31, 2018	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	39,491	1,508	5	(3,244)	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	1,781	(1,743)
Tectura Corporation	Control	18,128	1,883	—	(2,617)	335
Total Control Investments		$57,619	$3,391	$5	$(1,222)	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,977	$—	$—	$65	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	14,519	2,058	336	(8,285)	—
Stion Corporation	Affiliate	—	—	—	1,378	(1,378)
Total Affiliate Investments		$21,496	$2,058	$336	$(6,842)	$(2,058)
Total Control & Affiliate Investments		$79,115	$5,449	$341	$(8,064)	$(6,366)

(in thousands)			Year Ended December 31, 2017
Portfolio Company	Type	Fair Value at December 31, 2017	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$242	$144	$11	$(2,254)	$(486)
HercGamma, Inc.	Control	—	—	—	—	(487)
SkyCross, Inc.	Control	—	—	—	17,294	(15,452)
Tectura Corporation	Control	19,219	1,827	—	(1,028)	(51)
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	140	—
Total Control Investments		$19,461	$1,971	$11	$14,152	$(16,476)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,291	$—	$—	$1,419	$—
Stion Corporation	Affiliate	—	2	—	—	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	25,004	799	43	(50,102)	—
Total Affiliate Investments		$31,295	$801	$43	$(48,683)	$—
Total Control & Affiliate Investments		$50,756	$2,772	$54	$(34,531)	$(16,476)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$806,225	34.8%	$716,505	38.1%
Senior Secured Debt	1,348,468	58.3%	1,029,255	54.8%
Unsecured Debt	14,780	0.6%	14,401	0.8%
Preferred Stock	69,717	3.0%	68,625	3.6%
Common Stock	75,336	3.3%	51,587	2.7%
Total	$2,314,526	100.0%	$1,880,373	100.0%

The increase in senior secured debt and the decrease in senior secured debt with warrants, as a percentage of the total portfolio, during the period is primarily due to an increase in new debt investments that do not include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2019 and December 31, 2018 is shown as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,039,900	88.2%	$1,668,027	88.8%
United Kingdom	123,735	5.3%	89,016	4.7%
Australia	51,547	2.2%	35,190	1.9%
Netherlands	37,650	1.6%	35,854	1.9%
Ireland	35,536	1.5%	24,750	1.3%
Cayman Islands	17,503	0.8%	19,650	1.0%
Sweden	4,410	0.2%	5,556	0.3%
Germany	4,245	0.2%	—	0.0%
Switzerland	—	0.0%	1,471	0.1%
Canada	—	0.0%	859	0.0%
Total	$2,314,526	100.0%	$1,880,373	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$747,955	32.2%	$539,977	28.7%
Software	582,445	25.2%	548,952	29.2%
Internet Consumer & Business Services	495,132	21.4%	329,512	17.5%
Healthcare Services, Other	102,997	4.5%	60,142	3.2%
Diversified Financial Services	78,933	3.4%	39,491	2.1%
Sustainable and Renewable Technology	77,505	3.3%	110,303	5.9%
Medical Devices & Equipment	73,341	3.2%	121,420	6.5%
Information Services	60,094	2.6%	30,940	1.6%
Drug Delivery	46,218	2.0%	40,519	2.2%
Media/Content/Info	21,071	0.9%	21,666	1.2%
Semiconductors	10,658	0.5%	899	0.0%
Biotechnology Tools	5,067	0.2%	6,279	0.3%
Electronics & Computer Hardware	4,462	0.2%	15,763	0.8%
Surgical Devices	4,120	0.2%	3,088	0.2%
Communications & Networking	3,962	0.2%	4,871	0.3%
Consumer & Business Products	530	0.0%	6,179	0.3%
Specialty Pharmaceuticals	36	0.0%	24	0.0%
Diagnostic	—	0.0%	348	0.0%
Total	$2,314,526	100.0%	$1,880,373	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2019 or December 31, 2018.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2019, approximately 84.0% of the Company’s debt investments were in a senior secured first lien position, with 44.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.7% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.8% of the Company’s debt investments were senior secured by the equipment of the portfolio company, and 9.2% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.3% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $42.0 million of unamortized fees at December 31, 2019, of which approximately $34.6 million was included as an offset to the cost basis of its current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2018, the Company had approximately $36.3 million of unamortized fees, of which approximately $31.1 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $5.2 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $6.0 million and $7.9 million in one-time fee income during the years ended December 31, 2019 and December 31, 2018, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2019, the Company had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of its current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments. At December 31, 2018, the Company had approximately $25.6 million in exit fees receivable, of which approximately $23.3 million was included as a component of the cost basis of its current debt investments and approximately $2.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $8.7 million and $9.4 million in PIK income in the years ended December 31, 2019 and 2018, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2019 and December 31, 2018.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income in 2019, 2018, or 2017. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the distribution payable is recorded on the ex-dividend date.

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During 2019, 2018, and 2017, the Company issued 180,135, 159,560, and 163,584 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. No adjustment was necessary at January 1, 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and recorded lease right-of-use assets and related liabilities on its Consolidated Statements of Assets and Liabilities of $9.4 million related to its operating leases. The Company has no finance leases. There was no change to the Company’s Consolidated Statements of Operations or Cash Flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures for the years presented.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between level 1 and level 2 of the fair value hierarchy, and level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. As permitted, the Company partially adopted the standard effective July 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures for the years presented. The Company intends to adopt ASU 2018-13 in full for the interim period beginning after December 15, 2019 and does not believe that it will have a material impact on its consolidated financial statements and disclosures.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The borrowings of the Company are recorded at amortized cost and not at fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s outstanding borrowings is based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

Based on market quotations on or around December 31, 2019, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.008, 1.004, 1.004, and 1.021 per dollar at par value, respectively. At December 31, 2019, the 2025 Notes and 2033 Notes were trading on the NYSE for $25.81 and $26.35 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair values of the SBA debentures and July 2024 Notes were approximately $153.0 million and $107.0 million, respectively, compared to the principal amounts of $149.0 million and $105.0 million, respectively, as of December 31, 2019. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of December 31, 2019.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at December 31, 2019 and December 31, 2018:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$152,963	$—	$—	$152,963
2022 Notes	151,215	—	151,215	—
July 2024 Notes	107,028	—	—	107,028
2025 Notes	77,430	—	77,430	—
2033 Notes	42,160	—	42,160	—
2027 Asset-Backed Notes	200,750	—	200,750	—
2028 Asset-Backed Notes	251,094	—	251,094	—
2022 Convertible Notes	234,922	—	234,922	—
Wells Facility	—	—	—	—
Union Facility	103,919	—	—	103,919
Total	$1,321,481	$—	$957,571	$363,910

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$150,387	$—	$—	$150,387
2022 Notes	146,385	—	146,385	—
2024 Notes	84,445	—	84,445	—
2025 Notes	72,150	—	72,150	—
2033 Notes	37,360	—	37,360	—
2027 Asset-Backed Notes	201,188	—	201,188	—
2022 Convertible Notes	217,672	—	217,672	—
Wells Facility	13,107	—	—	13,107
Union Facility	39,849	—	—	39,849
Total	$962,543	$—	$759,200	$203,343

4. Borrowings

Outstanding Borrowings

At December 31, 2019 and December 31, 2018, the Company had the following available and outstanding borrowings:

	December 31, 2019			December 31, 2018
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$149,000	$149,000	$148,165	$149,000	$149,000	$147,655
2022 Notes	150,000	150,000	148,514	150,000	150,000	147,990
2024 Notes (3)	—	—	—	83,510	83,510	81,852
July 2024 Notes	105,000	105,000	103,685	—	—	—
2025 Notes	75,000	75,000	72,970	75,000	75,000	72,590
2033 Notes	40,000	40,000	38,501	40,000	40,000	38,427
2027 Asset-Backed Notes	200,000	200,000	197,312	200,000	200,000	197,265
2028 Asset-Backed Notes	250,000	250,000	247,395	—	—	—
2022 Convertible Notes	230,000	230,000	226,614	230,000	230,000	225,051
Wells Facility (4)	75,000	—	—	75,000	13,107	13,107
Union Bank Facility (4)	200,000	103,919	103,919	100,000	39,849	39,849
Total	$1,474,000	$1,302,919	$1,287,075	$1,102,510	$980,466	$963,786

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At both December 31, 2019 and December 31, 2018, the total available borrowings under the SBA debentures were $149.0 million.
(3)	The 2024 Notes were fully repaid on January 14, 2019 and February 4, 2019.
(4)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
SBA Debentures	$835	$1,345
2022 Notes	1,020	1,379
2024 Notes (1)	—	1,686
July 2024 Notes	1,315	—
2025 Notes	2,030	2,410
2033 Notes	1,499	1,573
2027 Asset-Backed Notes	2,688	2,735
2028 Asset-Backed Notes	2,605	—
2022 Convertible Notes	1,932	2,823
Wells Facility (2)	373	100
Union Bank Facility (2)	1,497	165
Total	$15,794	$14,216

(1)	The 2024 Notes were fully redeemed on January 14, 2019 and February 4, 2019.
(2)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2019, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2019. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of December 31, 2019, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2019, the Company held investments in HT III in 41 companies with a fair value of approximately $189.8 million, accounting for approximately 8.2% of the Company’s total investment portfolio at December 31, 2019. HT III held approximately $231.3  million in tangible assets which accounted for approximately 9.4% of the Company’s total assets at December 31, 2019.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2019 as a result of having sufficient capital as defined under the SBA regulations. The average amount of debentures outstanding for the year ended December 31, 2019 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$5,107	$6,370	$6,969
Amortization of debt issuance cost (loan fees)	510	714	640
Total interest expense and fees	$5,617	$7,084	$7,609
Cash paid for interest expense	$5,080	$6,942	$6,942

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2019 and 2018:

(in thousands) Issuance / Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2019	December 31, 2018
September 22, 2010	September 1, 2020	3.50%	$10,000	$10,000
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$149,000	$149,000

(1)	Interest rate includes annual charge.

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

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$—	$—	$1,159
Amortization of debt issuance cost (loan fees)	—	—	1,546
Total interest expense and fees	$—	$—	$2,705
Cash paid for interest expense	$—	$—	$1,911

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were issued pursuant to the 2022 Notes Indenture, between the Company and U.S. Bank, National Association, as trustee (the “2022 Trustee”). The sale of the 2022 Notes generated net proceeds of approximately $147.4 million, including a public offering discount of $826,500. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discounts and commissions of approximately $975,000, were approximately $1.8 million.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of December 31, 2019, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,020)	(1,379)
Original issue discount, net of accretion	(466)	(631)
Carrying value of 2022 Notes	$148,514	$147,990

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$6,938	$6,938	$1,305
Amortization of debt issuance cost (loan fees)	360	351	49
Accretion of original issue discount	165	165	31
Total interest expense and fees	$7,463	$7,454	$1,385
Cash paid for interest expense	$6,938	$6,938	$—

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

On October 11, 2016, the Company entered into a debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $150.0 million in aggregate principal amount of 2024 Notes through FBR Capital Markets & Co. acting as its sales agent. Sales of the 2024 Notes may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or similar securities exchange or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

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

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2024 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$—	$83,510
Unamortized debt issuance cost	—	(1,686)
Original issue premium, net of amortization	—	28
Carrying value of 2024 Notes	$—	$81,852

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$210	$6,830	$15,610
Amortization of debt issuance cost (loan fees)	1,686	2,905	3,050
Amortization of original issue premium	110	(54)	(56)
Total interest expense and fees	$2,006	$9,681	$18,604
Cash paid for interest expense	$1,305	$7,858	$16,370

July 2024 Notes

On July 16, 2019, the Company issued $105.0 million in aggregate principal amount of the July 2024 Notes. The sale of the July 2024 Notes generated net proceeds of approximately $103.6 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $1.4 million.

The July 2024 Notes have a fixed interest rate of 4.77% and are due on July 16, 2024, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the July 2024 Notes is due semiannually and the July 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$105,000	$—
Unamortized debt issuance cost	(1,315)	—
Carrying value of July 2024 Notes	$103,685	$—

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$2,302	$—	$—
Amortization of debt issuance cost (loan fees)	115	—	—
Total interest expense and fees	$2,417	$—	$—
Cash paid for interest expense	$—	$—	$—

As of December 31, 2019, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

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

The 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ”. The 2025 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of December 31, 2019, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(2,030)	(2,410)
Carrying value of 2025 Notes	$72,970	$72,590

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$3,938	$2,680	$—
Amortization of debt issuance cost (loan fees)	381	221	—
Total interest expense and fees	$4,319	$2,901	$—
Cash paid for interest expense	$3,938	$2,013	$—

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

The 2033 Notes will mature on October 30, 2033, unless previously repurchased in accordance with their terms. The 2033 Notes bear interest at a rate of 6.25% per year payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on October 30, 2018 and trade on the NYSE under the symbol “HCXY.”

The 2033 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of December 31, 2019, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,499)	(1,573)
Carrying value of 2033 Notes	$38,501	$38,427

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$2,500	$674	$—
Amortization of debt issuance cost (loan fees)	108	25	—
Total interest expense and fees	$2,608	$699	$—
Cash paid for interest expense	$2,500	$250	$—

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes, (the “2021 Asset-Backed Notes”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 (the “2014 Securitization Issuer”) pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes is paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

In July 2018, changes in the payment schedule of obligors in the 2021 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2021 Asset-Backed Notes. Due to this event, the 2021 Asset-Backed Notes were fully repaid as of October 16, 2018.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$—	$689	$2,830
Amortization of debt issuance cost (loan fees)	—	503	731
Total interest expense and fees	$—	$1,192	$3,561
Cash paid for interest expense	$—	$833	$3,036

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

At both December 31, 2019 and December 31, 2018, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$9,209	$1,509	$—
Amortization of debt issuance cost (loan fees)	279	44	—
Total interest expense and fees	$9,488	$1,553	$—
Cash paid for interest expense	$9,210	$1,254	$—

Under the terms of the 2027Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At December 31, 2019, there was approximately $20.9 million of restricted cash. There was approximately $11.6 million of restricted cash as of December 31, 2018.

As of December 31, 2019, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes.

The 2028 Asset-Backed Notes were issued by the 2019 Securitization Issuer, pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has a reinvestment period with a scheduled termination date of January 2021 during which time principal collections may be reinvested into additional eligible loans. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

At December 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million. There was no outstanding principal balance for the 2028 Asset-Backed Notes at December 31, 2018.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$11,071	$—	$—
Amortization of debt issuance cost (loan fees)	253	—	—
Total interest expense and fees	$11,324	$—	$—
Cash paid for interest expense	$10,744	$—	$—

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At December 31, 2019, there was approximately $29.7 million of restricted cash. There were no funds segregated as restricted cash related to the 2028 Asset-Backed Notes at December 31, 2018.

As of December 31, 2019, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2019, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.76%.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(1,932)	(2,823)
Original issue discount, net of accretion	(1,454)	(2,126)
Carrying value of 2022 Convertible Notes	$226,614	$225,051

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$10,063	$10,063	$9,392
Amortization of debt issuance cost (loan fees)	892	892	781
Accretion of original issue discount	671	671	615
Total interest expense and fees	$11,626	$11,626	$10,788
Cash paid for interest expense	$10,062	$10,062	$5,199
As of December 31, 2019, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of December 31, 2019 and December 31, 2018, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Wells Facility Seventh Amendment. Among others, the Wells Facility Seventh Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00%. The Seventh Amendment also extends the maturity date to January 2023, unless terminated earlier in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee of up to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

On July 2, 2019, Hercules Funding II entered into the Eighth Amendment to the Wells Facility. The Wells Facility Eighth Amendment amends certain provisions of the Wells Facility to, among other things, revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the Company with respect to split-funded notes receivable owned by Hercules Funding II and an affiliate thereof (including Hercules Funding IV LLC).

The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien, and judgment limitations, and bankruptcy.

As of December 31, 2019, the Company has no borrowings outstanding on the Wells Facility. The Company had borrowings outstanding of $13.1 million on the Wells Facility at December 31, 2018.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$435	$1,181	$2
Amortization of debt issuance cost (loan fees)	263	178	324
Total interest expense and fees	$698	$1,359	$326
Cash paid for interest expense	$449	$1,181	$41

As of December 31, 2019, the Company was in compliance with the terms of the Wells Facility.

Union Bank Facility

On February 20, 2019, the Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC entered into the Union Bank Facility. The Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility.

Under the Union Bank Facility, the lenders have made commitments of $200.0 million. Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.70%, and the facility matures on February 20, 2023. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. The Union Bank Facility generally has an advance rate of 55% against eligible debt investments. The Union Bank Facility is secured by all of the assets of Hercules Funding IV.

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period of 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

The Union Bank Facility also includes various financial and other covenants applicable to the Company and the its subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of the Company and Hercules Funding IV. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount that is in excess of $700.0 million plus 90% of the cumulative amount of equity raised after December 31, 2018. As of December 31, 2019, the minimum tangible net worth covenant increased to $819.3 million as a result of the equity raised after December 31, 2018. See “Note 6 - Stockholder’s Equity”.

On June 28, 2019, Hercules Funding IV entered into the First Amendment to the Union Bank Facility. The Union Bank Facility Amendment amends certain provisions of the Union Bank Facility to, among other things, (i) delete the financial covenant with respect to maintaining minimum portfolio funding liquidity, (ii) add a covenant prohibiting Hercules Funding IV from acquiring or owning unfunded commitments to makers of certain notes receivable, and (iii) revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the Company with respect to split-funded notes receivable owned by Hercules Funding IV and an affiliate thereof (including Hercules Funding II).

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

As of December 31, 2019, the Company has borrowings outstanding of $103.9 million on the Union Bank Facility. The Company had borrowings outstanding of $39.8 million on the Union Bank Facility at December 31, 2018.

For the years ended December 31, 2019, 2018, and 2017, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest expense	$1,877	$1,667	$—
Amortization of debt issuance cost (loan fees)	834	338	388
Total interest expense and fees	$2,711	$2,005	$388
Cash paid for interest expense	$1,592	$1,629	$80

As of December 31, 2019, the Company was in compliance with the terms of the Union Bank Facility.

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

During the years ended December 31, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book or tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Undistributed net investment income (distributions in excess of investment income)	$11,831	$3,675
Accumulated realized gains	29,720	9,317
Additional paid-in capital	(41,551)	(12,992)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2019 was ordinary income in the amount of $122.2 million and long-term capital gains in the amount of $12.0 million. The tax character of distributions paid for the year ended December 31, 2018 was ordinary income in the amount of $114.2 million with no distributions made from long-term capital gain.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $70.3 million and $39.6 million as of December 31, 2019 and 2018, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $144.1 million and $158.7 million as of December 31, 2019 and 2018, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $73.8 million and $119.1 million as December 31, 2019 and 2018, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $2.4 billion and $2.0 billion as of December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2019	2018
Accumulated capital gains	$4,722	$3,200
Other temporary differences	(6,728)	(6,875)
Undistributed ordinary income	63,271	30,669
Unrealized appreciation (depreciation)	(73,430)	(119,853)
Components of distributable earnings	$(12,165)	$(92,859)

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

For the year ended December 31, 2019, the Company paid approximately $1.4 million of income tax, including excise tax, and had $1.3 million accrued but unpaid tax expense, as of the balance sheet date. For the year ended December 31, 2018, the Company paid approximately $713,000 of income tax, including excise tax, and had $345,000 accrued but unpaid tax expense as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2016 - 2018 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2015-2018 state tax years for the Company remain subject to examination by the state taxing authorities.

6. Stockholders’ Equity

On September 7, 2017, the Company entered into the Prior Equity Distribution Agreement. The Prior Equity Distribution Agreement, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On May 6, 2019, the Company terminated the Prior Equity Distribution Agreement and entered into the Equity Distribution Agreement. As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2019, the Company sold 4.6 million shares of common stock, of which 679,000 shares and 3.9 million shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $62.7 million, including $652,000 of offering expenses, from these sales, of which $8.5 million, including offering expenses of $146,000, was received under the Prior Equity Distribution Agreement, and $54.2 million, including offering expenses of $506,000, was received under the Equity Distribution Agreement.

During the year ended December 31, 2018, the Company sold 5.1 million shares of common stock for total accumulated net proceeds of approximately $63.3 million, including $1.5 million of offering expenses under the Prior Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2019, approximately 8.1 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On June 14, 2018, the Company closed the June 2018 Equity Offering. The June 2018 Equity Offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

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

On June 17, 2019, the Company closed the June 2019 Equity Offering. The June 2019 Equity Offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

 The Company has issued stock options for common stock subject to future issuance, of which 449,116 and 481,032 were outstanding at December 31, 2019 and December 31, 2018, respectively.

7. Equity Incentive Plans

The Company and its stockholders authorized and adopted the 2004 Plan for purposes of attracting and retaining the services of its executive officers and key employees. The Company and its stockholders authorized and adopted the 2006 Plan for purposes of attracting and retaining the services of its Board of Directors. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan. Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless earlier terminated by the Board, the 2018 Equity Incentive Plan will terminate on May 12, 2028. On May 13, 2018, the Board of Directors adopted the Director Plan. The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on May 12, 2028. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Except for the Retention PSUs (as described below), these employees awards generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

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

The following table summarizes the common stock options activities for each of the three years ended December 31, 2019, 2018, and 2017:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2016	668,171	$13.73
Granted	115,000	$14.24
Exercised	(29,921)	$11.31
Forfeited	(39,394)	$13.98
Expired	(123,331)	$15.36
Shares Outstanding at December 31, 2017	590,525	$13.60
Granted	114,000	$12.55
Exercised	(63,769)	$11.05
Forfeited	(53,438)	$13.27
Expired	(106,286)	$15.08
Shares Outstanding at December 31, 2018	481,032	$13.40
Granted	123,500	$13.00
Exercised	(48,914)	$12.47
Forfeited	(53,837)	$12.61
Expired	(52,665)	$14.82
Shares Outstanding at December 31, 2019	449,116	$13.32
Shares Expected to Vest at December 31, 2019	142,377	$13.46

All options may be exercised for a period ending seven to ten years after the date of grant. At December 31, 2019, options for approximately 449,116 shares were outstanding at a weighted average exercise price of approximately $13.32 per share with weighted average of remaining contractual term of 4.60 years and an aggregate intrinsic value of $477,000. At December 31, 2019, options for approximately 306,739 shares were exercisable at a weighted average exercise price of approximately $13.46 per share with weighted average of remaining contractual term of 3.88 years and an aggregate intrinsic value of $330,000.

The Company determined that the fair value of options granted under the Plans during the years ended December 31, 2019, 2018, and 2017 was approximately $43,000, $57,000 and $79,000, respectively. During the years ended December 31, 2019, 2018, and 2017, approximately $41,000, $54,000, and $73,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2019, there was approximately $52,927 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.94 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected Volatility	18.40%	21.19%	23.07%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	1.33% - 2.62%	2.19% - 3.08%	1.57% - 2.20%

In 2019, 2018, and 2017, the Company granted approximately 136,081, 334,995, and 10,111 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the Plans during the years ended December 31, 2019, 2018, and 2017 were approximately $1.7 million, $4.4 million and $150,000. As of December 31, 2019, there was approximately $1.9 million of total unrecognized compensation cost related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.04 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for each of the three years ended, December 31, 2019, 2018, and 2017:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2016	799,558	$12.54
Granted	10,111	$14.83
Vested	(511,749)	$12.69
Forfeited	(36,675)	$11.91
Unvested at December 31, 2017	261,245	$12.43
Granted	334,995	$13.04
Vested	(212,285)	$12.47
Forfeited	(3,085)	$11.70
Unvested at December 31, 2018	380,870	$12.95
Granted	136,081	$12.80
Vested	(204,195)	$12.86
Forfeited	(134,247)	$13.04
Unvested at December 31, 2019	178,509	$12.88

In 2019, 2018, and 2017, the Company granted approximately 1,029,836, 411,689, and 600,461 shares, respectively, of restricted stock units pursuant to the Plans. In 2019, 2018, and 2017, the Company also granted approximately 147,842, 103,774, and 54,674 shares, respectively, of distribution equivalent units pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the Plans during the years ended December 31, 2019, 2018, and 2017, were approximately $15.5 million, $6.8 million, and $13.0 million, respectively. As of December 31, 2019, there was approximately $4.9 million of total unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.95 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for each of the three years ended December 31, 2019, 2018, and 2017:

	Unvested Restricted Stock Units
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	600,461	$14.21
Distribution Equivalent Unit Granted	54,674	$13.02
Vested	—	$—
Forfeited	(60,813)	$13.40
Unvested at December 31, 2017	594,322	$12.99
Granted	411,689	$13.04
Distribution Equivalent Unit Granted	103,774	$—
Vested (1)	(362,630)	$14.21
Forfeited	(14,622)	$13.38
Unvested at December 31, 2018	732,533	$13.50
Granted	1,029,836	$13.11
Distribution Equivalent Unit Granted	147,842	$—
Vested (1)	(661,412)	$13.38
Forfeited	(644,962)	$13.33
Unvested at December 31, 2019	603,837	$13.13

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the years ended December 31, 2019, 2018, and 2017, the Company expensed approximately $8.8 million, $8.2 million, and $7.2 million of compensation expense related to restricted stock awards and restricted stock units, respectively.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of December 31, 2019, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During the year ended December 31, 2019, 812,348 Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

The Company follows ASC Topic 718 to account for the Retention PSUs and Cash Awards granted. Under ASC Topic 718, compensation cost associated with Retention PSUs is measured at the grant date based on the fair value of the award and is recognized over the Performance Period. As the Cash Awards are settled in cash, the award is expensed as a liability, and will be re-measured at each reporting period until the Performance Period is complete. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based the Company’s TSR relative to specified BDCs during the performance period.

As of December 31, 2019, all outstanding Retention PSUs and Cash Awards were unvested and there was approximately $4.0 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 2.34 years. As of December 31, 2019, there was approximately $762,000 of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator
Net increase in net assets resulting from operations	$173,598	$76,496	$78,998
Less: Distributions declared-common and restricted shares	(134,455)	(114,728)	(103,087)
Undistributed earnings	39,143	(38,232)	(24,089)
Undistributed earnings-common shares	39,062	(38,232)	(24,089)
Add: Distributions declared-common shares	134,174	114,153	102,516
Numerator for basic and diluted change in net assets per common share	$173,236	$75,921	$78,427

Denominator
Basic weighted average common shares outstanding	101,132	90,929	82,519
Common shares issuable	437	128	121
Weighted average common shares outstanding assuming dilution	101,569	91,057	82,640

Change in net assets per common share
Basic	$1.71	$0.83	$0.95
Diluted	$1.71	$0.83	$0.95

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the years ended December 31, 2019, 2018, and 2017, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the year ended December 31, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.4 million shares of 2022 Convertible Notes, 24,448 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the year ended December 31, 2018, the number of anti-dilutive shares consisted of 4.2 million shares of 2022 Convertible Notes, 62,462 shares of unvested common stock options, no shares of unvested restricted stock units, and 13,444 shares of unvested Retention PSUs. For the year ended December 31, 2017, the number of anti-dilutive shares consisted of 2.8 million shares of 2022 Convertible Notes, 46,831 shares of unvested common stock options, and no shares of unvested restricted stock units.

At December 31, 2019 and 2018, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the five years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per share data (1):
Net asset value at beginning of period	$9.90	$9.96	$9.90	$9.94	$10.18
Net investment income	1.41	1.20	1.17	1.36	1.06
Net realized gain (loss) on investments	0.16	(0.12)	(0.32)	0.06	0.07
Net unrealized appreciation (depreciation) on investments	0.14	(0.23)	0.11	(0.49)	(0.51)
Total from investment operations	1.71	0.85	0.96	0.93	0.62
Net increase (decrease) in net assets from capital share transactions (1)	0.20	0.23	0.26	0.18	0.26
Distributions of net investment income (6)	(1.15)	(1.26)	(1.07)	(1.14)	(1.04)
Distributions of capital gains (6)	(0.18)	—	(0.18)	(0.11)	(0.22)
Stock-based compensation expense included in investment income (2)	0.07	0.12	0.09	0.10	0.14
Net asset value at end of period	$10.55	$9.90	$9.96	$9.90	$9.94

Ratios and supplemental data:
Per share market value at end of period	$14.02	$11.05	$13.12	$14.11	$12.19
Total return (3)	39.36%	(7.56%)	1.47%	26.87%	(9.70%)
Shares outstanding at end of period	107,364	96,501	84,424	79,555	72,118
Weighted average number of common shares outstanding	101,132	90,929	82,519	73,753	69,479
Net assets at end of period	$1,133,049	$955,444	$840,967	$787,944	$717,134
Ratio of total expense to average net assets (4)	11.95%	10.73%	11.37%	11.25%	11.55%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.74%	11.78%	11.61%	13.65%	10.15%
Portfolio turnover rate (5)	31.30%	38.76%	49.03%	36.22%	46.34%
Weighted average debt outstanding	$1,177,379	$826,931	$784,455	$635,365	$615,198
Weighted average debt per common share	$11.64	$9.09	$9.51	$8.61	$8.85

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

(3)

The total return for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2019 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At December 31, 2019, the Company had approximately $133.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $194.0 million of non-binding term sheets outstanding at December 31, 2019. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2019, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
SeatGeek, Inc.	$37,000
The Wing	30,000
Tricida, Inc.	15,000
Codiak Biosciences, Inc.	15,000
Eidos Therapeutics, Inc.	11,250
Clarabridge, Inc.	5,000
Constellation Pharmaceuticals, Inc.	5,000
X4 Pharmaceuticals, Inc.	5,000
Campaign Monitor Limited	2,979
Dashlane, Inc.	2,000
ThreatConnect, Inc.	1,800
The CM Group LLC	1,750
Cloud 9 Software	500
Yipit, LLC	425
Mobile Solutions Services	367
Salsa Labs, Inc.	350
ePayPolicy Holdings, LLC	250
Total	$133,671

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of December 31, 2019 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,302,919	$10,000	$494,250	$233,669	$565,000
Lease and License Obligations (4)	13,675	3,224	5,904	3,035	1,512
Total	$1,316,594	$13,224	$500,154	$236,704	$566,512

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $149.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $103.9 million under the Union Bank Facility as of December 31, 2019. There were no outstanding borrowings under the Wells Facility as of December 31, 2019.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $2.7 million, $2.1 million, and $1.8 million, during the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the year ended December 31, 2019:

Year Ended December 31,
(in thousands)	2019
Total operating lease cost	$2,588
Cash paid for amounts included in the measurement of lease liabilities	$2,154
ROU assets obtained in exchange for lease liabilities	$4,279

As of December 31, 2019
Weighted-average remaining lease term (in years)	4.95
Weighted-average discount rate	5.46%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2019:

(in thousands)
2020	$2,796
2021	2,903
2022	3,002
2023	2,293
2024	693
Thereafter	1,512
Total lease payments	13,198
Less: imputed interest	(1,660)
Total operating lease liability	$11,538

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

11. Indemnification

The Company has entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide its directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development”, “Software”, “Internet Consumer & Business Services”, “Healthcare Services, Other”, and “Diversified Financial Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrant or other equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2019 and December 31, 2018, the Company’s ten largest portfolio companies represented approximately 27.8% and 28.2% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2019 and December 31, 2018, the Company had six and seven portfolio companies, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2019, the Company had six equity investments representing approximately 63.3% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2018, the Company had five equity investments which represented approximately 53.0% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2019. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$58,795	$69,264	$69,238	$70,577
Net investment income	29,033	35,267	38,873	40,099
Net increase (decrease) in net assets resulting from operations	61,585	48,131	19,271	44,611
Change in net assets resulting from operations per common share (basic)	$0.64	$0.49	$0.18	$0.42

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$48,700	$49,562	$52,602	$56,889
Net investment income	26,063	22,774	29,302	30,590
Net increase (decrease) in net assets resulting from operations	5,946	52,060	35,629	(17,139)
Change in net assets resulting from operations per common share (basic)	$0.07	$0.59	$0.37	$(0.18)

14. Subsequent Events

Distribution Declaration

On February 12, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 9, 2020 to shareholders of record as of March 2, 2020. In addition to the cash distribution, on February 12, 2020, the Board of Directors declared a supplemental cash distribution of $0.08 per share to be paid on March 9, 2020 to stockholders of record as of March 2, 2020.

Restricted Stock Unit Grants

On January 13, 2020, the Company granted 677,887 restricted stock units pursuant to the 2018 Equity Incentive Plan.

ATM Equity Program Issuances

Subsequent to December 31, 2019 and as of February 14, 2020, the Company sold approximately 2.4 million shares of common stock for total accumulated net proceeds of approximately $35.2 million, including approximately $319,000 of offering expenses, under its Equity Distribution Agreement. As of February 14, 2020, approximately 5.7 million shares remain available for issuance and sale under the Equity Distribution Agreement.

February 2025 Notes

On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of senior unsecured notes due February 2025 (the “February 2025 Notes”) pursuant to a note purchase agreement (the “2025 Note Purchase Agreement”). The February 2025 Notes have a fixed interest rate of 4.28% per year and are due on February 5, 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the February 2025 Notes is due semiannually and the February 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The 2025 Note Purchase Agreement also provides for the issuance of an additional $70.0 million aggregate principal amount of senior unsecured notes due June 2025 with a fixed interest rate of 4.31% per year that are expected to be issued in June 2020 (subject to the satisfaction of customary closing conditions contained in the 2025 Note Purchase Agreement).

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2019

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

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders, or the 2020 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2020 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2020 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2020 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal III: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2020 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 16.	Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2019

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	December 31,
		Credited to	Realized	2018	Gross	Gross	Appreciation/	2019
Portfolio Company	Investment(1)	Income(2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$2,238	$—	$14,401	$50	$—	$329	$14,780
	Preferred Stock	—	—	23,402	—	—	9,598	33,000
	Common Stock	—	—	1,688	—	—	692	2,380
Total Majority Owned Control Investments		$2,238	$—	$39,491	$50	$—	$10,619	$50,160
Other Control Investments
Tectura Corporation (5)	Senior Debt	$1,776	$—	$18,128	$482	$—	$(9,024)	$9,586
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$1,776	$—	$18,128	$482	$—	$(9,024)	$9,586
Total Control Investments		$4,014	$—	$57,619	$532	$—	$1,595	$59,746

Affiliate Investments
Optiscan BioMedical, Corp.	Preferred Warrants	$—	$—	$178	$—	$—	$31	$209
	Preferred Stock	—	—	6,799	1,631	—	554	8,984
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	2,008	—	11,404	1,547	—	(336)	12,615
	Common Stock	—	—	3,115	—	—	(3,115)	—
Total Affiliate Investments		$2,008	$—	$21,496	$3,178	$—	$(2,866)	$21,808
Total Control and Affiliate Investments		$6,022	$—	$79,115	$3,710	$—	$(1,271)	$81,554

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2019

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,780	$14,780
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	33,000
	Diversified Financial Services	Common Stock			830,000	1,884	2,380
Total Gibraltar Business Capital, LLC						$42,786	$50,160
Total Majority Owned Control Investments (4.43%)*						$42,786	$50,160
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 6.00%, PIK Interest 3.00%	$21,407	$21,407	$9,586
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 8.00%	$10,680	240	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,547	$9,586
Total Other Control Investments (0.85%)*						$22,547	$9,586
Total Control Investments (5.28%)*						$65,333	$59,746
Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Preferred Series B Equity			61,855	$3,000	$463
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	127
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	3,784
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,239	4,610
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	209
Total Optiscan BioMedical, Corp.						$13,723	$9,193
Solar Spectrum Holdings LLC, (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 6.73%, PIK Interest 6.73%, 6.67% Exit Fee	$10,000	$10,775	$10,512
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	PIK Interest 10.00%	$683	683	664
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,439
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,452	$12,615
Total Affiliate Investments (1.92%)*						$88,175	$21,808
Total Control and Affiliate Investments (7.20%)*						$153,508	$81,554

*     Value as a percent of net assets

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(2)

3(b)	Articles of Amendment, dated March 6, 2007.(4)

3(c)	Articles of Amendment, dated April 5, 2011.(9)

3(d)	Articles of Amendment, dated April 3, 2015.(14)

3(e)	Articles of Amendment, dated February 23, 2016.(17)

3(f)	Amended and Restated Bylaws.(17)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (43)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(10)

4(d)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(10)

4(e)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(11)

4(f)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(12)

4(g)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(f)).(12)

4(h)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(13)

4(i)	Form of 6.25% Note due 2024, dated as of May 2, 2016 (Additional July 2024 Note).(20)

4(j)	Form of 6.25% Note due 2024, dated as of June 27, 2016 (Additional July 2024 Note).(21)

4(k)	Form of 6.25% Note due 2024, dated as of July 5, 2016 (Additional July 2024 Note).(22)

4(l)	Form of 6.25% Note due 2024, dated as of October 11, 2016 (Additional July 2024 Note).(24)

4(m)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank National Association, as Trustee.(25)

4(n)	Form of 4.375% Convertible Senior Note Due 2022, dated as of January 25, 2017 (included as part of Exhibit 4(m)).(25)

4(o)	Statement of Eligibility of Trustee on Form T-1.(30)

4(p)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank National Association.(31)

4(q)	Form of 4.625% Note due 2022, dated as of October 23, 2017 (included as part of Exhibit 4(p)).(31)

4(r)	Fifth Supplemental Indenture, dated as of April 26, 2018, between the Registrant and U.S. Bank National Association.(34)

Exhibit Number	Description

4(s)	Form of 5.25% Note due 2025, dated as of April 23, 2018 (included as part of Exhibit 4(r)).(34)

4(t)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(37)

4(u)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(t)).(37)

4(v)	Indenture, dated as of November 1, 2018, between Hercules Capital Funding Trust 2018-1, as Issuer, and U.S. Bank National Association, as Trustee.(39)

4(w)	Amended and Restated Trust Agreement, dated as of November 1, 2018, between Hercules Capital Funding 2018-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(39)

4(x)	Indenture, dated as of January 22, 2019, between Hercules Capital Funding Trust 2019-1, as Issuer, and U.S. Bank National Association, as Trustee.(41)

4(y)	Amended and Restated Trust Agreement, dated as of January 22, 2019, between Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(41)

4(z)*	Description of the Registrant’s Securities.

10(a)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(6)

10(b)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(7)

10(c)	Form of Custodian Agreement between the Company and Union Bank of California, N.A.(2)

10(d)	Form of Restricted Stock Unit Award Agreement.(6)

10(e)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(2)

10(f)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(2)

10(g)	Form of Transfer Agency and Registrar Services Agreement between the Company and American Stock Transfer & Trust Company.(2)
10(h)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(5)

10(i)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(3)

10(j)	Form of SBA Debenture.(8)

10(k)	Form of Amended and Restated Indemnification Agreement.(27)

10(l)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(15)

10(m)

Amended and Restated Sale and Servicing Agreement by and among Hercules Funding II LLC, Hercules Technology Growth Capital, Inc., and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 29, 2015.(15)

10(n)

First Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of December 16, 2015.(16)

10(o)

Second Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of March 8, 2016. (26)

10(p)

Third Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 7, 2016.(18)

10(q)

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2017, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(29)

Exhibit Number	Description
10(r)

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 31, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(38)

10(s)

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(38)

10(t)

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 11, 2019, by and among Hercules Funding II LLC as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as Administrative Agent, and the Lenders party thereto from time to time.(40)

10(u)

Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(19)

10(v)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(19)
10(w)

First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(23)

10(x)

Second Amendment to the Loan and Security Agreement, dated as of May 25, 2018, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(36)

10(y)	Form of Performance Restricted Stock Unit Award Agreement.(6)

10(z)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Manuel A. Henriquez.(32)

10(aa)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(32)

10(bb)

Asset Purchase Agreement, dated as of November 1, 2017 by and between Ares Capital Corporation, a Maryland corporation and, together with each Seller Designee permitted pursuant to the Agreement, and Bearcub Acquisitions LLC, a Delaware limited liability company.(33)

10(cc)	Form of Retention Performance Stock Unit Award Agreement.(35)
10(dd)	Form of Cash Retention Bonus Award Agreement.(35)

10(ee)

Sale and Servicing Agreement, dated as of November 1, 2018, by and among Hercules Capital Funding Trust 2018-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2018-1 LLC, as Trust Depositor, and U.S. Bank National Association, as Trustee, Backup Servicer, Custodian and Paying Agent.(39)

10(ff)	Sale and Contribution Agreement, dated as of November 1, 2018, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2018-1 LLC, as Trust Depositor.(39)

10(gg)

Note Purchase Agreement, dated as of October 25, 2018, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2018-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2018-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser.(39)

10(hh)

Administration Agreement, dated November 1, 2018, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2018-1, as Issuer, Wilmington Trust, National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee.(39)

10(ii)

Sale and Servicing Agreement, dated as of January 22, 2019, by and among Hercules Capital Funding Trust 2019-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and U.S. Bank National Association, as Trustee, Backup Servicer, Custodian and Paying Agent.(41)

10(jj)	Sale and Contribution Agreement, dated as of January 22, 2019, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2019-1 LLC, as Trust Depositor.(41)

10(kk)

Note Purchase Agreement, dated as of January 14, 2019, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2019-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2019-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser.(41)

Exhibit Number	Description
10(ll)

Administration Agreement, dated January 22, 2019, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2019-1, as Issuer, Wilmington Trust, National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee.(41)

10(mm)	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(42)

10(nn)	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(42)

10(oo)	Form of Restricted Stock Unit Award Agreement.(42)

10(pp)	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(42)

10(qq)	Form of Restricted Stock Award Agreement (Director Plan).(42)

10(rr)	Form of Nonstatutory Stock Option Award Agreement.(42)

10(ss)	Form of Incentive Stock Option Award Agreement.(42)

10(tt)

Loan and Security Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(43)

10(uu)

Sale and Servicing Agreement, dated as of February 20, 2019, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(43)

10(vv)	Equity Distribution Agreement, dated as of May 6, 2019, by and among Hercules Capital, Inc. and JMP Securities LLC.(44)

10(ww)

Underwriting Agreement, dated June 12, 2019, by and among Hercules Capital, Inc. and Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named on Schedule I.(45)

10(xx)

First Amendment to the Loan and Security Agreement, dated as of June 28, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(46)

10(yy)

Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 2, 2019, by and among Hercules Funding II LLC, as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as the arranger and the administrative agent, and the lenders party thereto from time to time.(46)

10(zz)

Intercreditor Agreement, dated as of July 2, 2019, by and among Wells Fargo Capital Finance, LLC, as arranger and administrative agent, MUFG Union Bank, N.A., as arranger and administrative agent, Hercules Funding II LLC, Hercules Funding IV LLC, Hercules Capital, Inc., and U.S. Bank National Association, as special servicer.(46)

10(aaa)	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(47)

10(bbb)	Separation Agreement, dated as of July 13, 2019, by and between Hercules Capital, Inc. and Manuel Henriquez.(48)

10(ccc)	Form of Amended and Restated Global Custody Agreement, by and between Hercules Capital, Inc. and MUFG Union Bank, N.A.(49)

10(ddd)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(50)

14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(5)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(7)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(8)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(9)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(10)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(11)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(12)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(14)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(15)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(16)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(17)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(19)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(20)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(21)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(22)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(24)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(26)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(27)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(28)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 25, 2016.
(29)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(30)	Previously filed as part of the Pre-Effective Amendment No. 2, as filed on September 5, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on April 26, 2018 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.
(37)	Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.
(38)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 1, 2018.
(39)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2018.
(40)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 17, 2019.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 22, 2019.
(42)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 31, 2019.

(43)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 21, 2019.
(44)	Previously filed as Post-Effective Amendment No. 2, as filed on May 6, 2019 (File No. 333- 231089), to the Registration Statement on Form N-2 of the Company.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 18, 2019.
(46)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(47)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.
(48)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on August 1, 2019.
(49)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on October 30, 2019.
(50)	Previously filed as part of the Quarterly Report on Form 8-K of the Company, as filed on February 6, 2020.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 20, 2020	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 20, 2020.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 20, 2020
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer, and	February 20, 2020
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 20, 2020
Robert P. Badavas

/S/ Thomas Fallon	Director	February 20, 2020
Thomas Fallon

/S/ Joseph F. Hoffman	Director	February 20, 2020
Joseph F. Hoffman

/S/ Brad Koenig	Director	February 20, 2020
Brad Koenig

/S/ Jorge Titinger	Director	February 20, 2020
Jorge Titinger

/S/ Doreen Woo Ho	Director	February 20, 2020
Doreen Woo Ho
/S/ Carol L. Foster	Director	February 20, 2020
Carol L. Foster

/S/ Gayle Crowell	Director	February 20, 2020
Gayle Crowell