Form 10-Q
period 2020-03-31
Hercules Capital, Inc.
filed 2020-05-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On April 29, 2020, there were 110,615,986 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,312,460 and $2,248,524, respectively)	$2,238,479	$2,232,972
Control investments (cost of $65,213 and $65,333, respectively)	51,775	59,746
Affiliate investments (cost of $88,584 and $88,175, respectively)	12,226	21,808
Total investments in securities, at value (cost of $2,466,256 and $2,402,032, respectively)	2,302,480	2,314,526
Cash and cash equivalents	34,282	64,393
Restricted cash	22,060	50,603
Interest receivable	19,137	20,207
Right of use asset (2)	11,078	11,659
Other assets	7,714	580
Total assets	$2,396,751	$2,461,968

Liabilities
Accounts payable and accrued liabilities	$22,450	$30,306
Operating lease liability (2)	11,144	11,538
SBA Debentures, net (principal of $110,250 and $149,000, respectively) (1)	109,725	148,165
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	148,645	148,514
July 2024 Notes, net (principal of $105,000 and $105,000, respectively) (1)	103,721	103,685
February 2025 Notes, net (principal of $50,000 and $0, respectively) (1)	49,442	—
2025 Notes, net (principal of $75,000 and $75,000, respectively) (1)	73,066	72,970
2033 Notes, net (principal of $40,000 and $40,000, respectively) (1)	38,528	38,501
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	197,377	197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,444	247,395
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	227,004	226,614
Credit Facilities	71,125	103,919
Total liabilities	$1,299,671	$1,328,919

Net assets consist of:
Common stock, par value	111	108
Capital in excess of par value	1,182,080	1,145,106
Total distributable earnings (loss)	(85,111)	(12,165)
Total net assets	$1,097,080	$1,133,049
Total liabilities and net assets	$2,396,751	$2,461,968

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	110,601	107,364
Net asset value per share	$9.92	$10.55

(1)

The Company’s SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

(2)	See “Note 2 – Summary of Significant Accounting Policies” for a description of Right of use asset and Operating lease liability.

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Restricted Cash	$22,060	$50,603
2027 Asset-Backed Notes, investments in securities, at value (cost of $297,682 and $283,891, respectively)	295,981	283,658
2028 Asset-Backed Notes, investments in securities, at value (cost of $365,755 and $347,295, respectively)	363,561	347,929
Total assets	$681,602	$682,190

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,377	$197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,444	247,395
Total liabilities	$444,821	$444,707

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Investment income:
Interest income
Non-control/Non-affiliate investments	$65,338	$53,941
Control investments	646	1,024
Affiliate investments	220	508
Total interest income	66,204	55,473
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	4,196	2,450
Control investments	5	4
Affiliate investments	—	88
Total commitment, facility and loan fee income	4,201	2,542
One-time fee income
Non-control/Non-affiliate investments	3,214	780
Total one-time fee income	3,214	780
Total fee income	7,415	3,322
Total investment income	73,619	58,795
Operating expenses:
Interest	14,532	12,555
Loan fees	1,794	3,009
General and administrative
Legal expenses	899	663
Tax expenses	1,135	298
Other expenses	4,025	3,192
Total general and administrative	6,059	4,153
Employee compensation
Compensation and benefits	8,214	6,623
Stock-based compensation	2,440	3,422
Total employee compensation	10,654	10,045
Total operating expenses	33,039	29,762
Net investment income	40,580	29,033
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	6,967	4,555
Total net realized gain (loss) on investments	6,967	4,555
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(58,430)	32,091
Control investments	(7,851)	(2,875)
Affiliate investments	(9,989)	(1,219)
Total net unrealized appreciation (depreciation) on investments	(76,270)	27,997
Total net realized and unrealized gain (loss)	(69,303)	32,552
Net increase (decrease) in net assets resulting from operations	$(28,723)	$61,585

Net investment income before investment gains and losses per common share:
Basic	$0.37	$0.30
Change in net assets resulting from operations per common share:
Basic	$(0.27)	$0.64
Diluted	$(0.27)	$0.64
Weighted average shares outstanding
Basic	108,955	96,218
Diluted	108,955	96,508
Distributions paid per common share:
Basic	$0.40	$0.31

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended March 31, 2020	Shares	Par Value	of par value	(loss)	Stock	Assets
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$—	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	(28,723)	—	(28,723)
Public offering, net of offering expenses	2,441	2	34,960	—	—	34,962
Issuance of common stock due to stock option exercises	29	—	362	—	—	362
Retired shares from net issuance	(24)	—	(376)	—	—	(376)
Issuance of common stock under restricted stock plan	749	1	(1)	—	—	—
Retired shares for restricted stock vesting	(17)	—	(880)	—	—	(880)
Distributions reinvested in common stock	59	—	827	—	—	827
Distributions	—	—	—	(44,223)	—	(44,223)
Stock-based compensation (1)	—	—	2,082	—	—	2,082
Balance at March 31, 2020	110,601	$111	$1,182,080	$(85,111)	$—	$1,097,080

(1)	Stock-based compensation includes $21 of restricted stock and option expense related to director compensation for the three months ended March 31, 2020.

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended March 31, 2019	Shares	Par Value	of par value	(loss)(2)	Stock	Assets
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	61,585	—	61,585
Public offering, net of offering expenses	—	—	(21)	—	—	(21)
Issuance of common stock due to stock option exercises	13	—	154	—	—	154
Retired shares from net issuance	(11)	—	(159)	—	—	(159)
Issuance of common stock under restricted stock plan	48	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(55)	—	(691)	—	—	(691)
Distributions reinvested in common stock	47	—	632	—	—	632
Distributions	—	—	—	(29,900)	—	(29,900)
Stock-based compensation (1)	—	—	3,305	—	—	3,305
Balance at March 31, 2019	96,543	$96	$1,051,427	$(61,174)	$—	$990,349

(1)	Stock-based compensation includes $7 of restricted stock and option expense related to director compensation for the three months ended March 31, 2019.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 11.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(28,723)	$61,585
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(233,612)	(239,702)
Principal and fee payments received on investments	167,511	65,845
Proceeds from the sale of investments	17,076	9,830
Net unrealized depreciation (appreciation) on investments	76,270	(27,997)
Net realized loss (gain) on investments	(6,967)	(4,555)
Accretion of paid-in-kind principal	(2,130)	(2,099)
Accretion of loan discounts	(1,147)	(737)
Accretion of loan discount on convertible notes	168	168
Accretion of loan exit fees	(6,265)	(5,199)
Change in deferred loan origination revenue	1,319	3,754
Unearned fees related to unfunded commitments	(463)	992
Amortization of debt fees and issuance costs	1,332	2,653
Depreciation	126	51
Stock-based compensation and amortization of restricted stock grants (1)	2,082	3,305
Change in operating assets and liabilities:
Interest and fees receivable	1,070	(1,407)
Prepaid expenses and other assets	(4,100)	(9,272)
Accounts payable	(16)	(198)
Accrued liabilities	(8,233)	1,417
Net cash provided by (used in) operating activities	(24,702)	(141,566)

Cash flows from investing activities:
Purchases of capital equipment	(29)	(83)
Net cash provided by (used in) investing activities	(29)	(83)

Cash flows from financing activities:
Issuance of common stock, net	34,963	(43)
Retirement of employee shares	(896)	(676)
Distributions paid	(43,396)	(29,268)
Issuance of 2028 Asset-Backed Notes	—	250,000
Issuance of February 2025 Notes	50,000	—
Repayments of 2024 Notes	—	(83,510)
Repayments of Long-Term SBA Debentures	(38,750)	—
Borrowings of credit facilities	242,026	110,834
Repayments of credit facilities	(274,819)	(119,523)
Cash paid for debt issuance costs	(618)	(2,965)
Fees paid for credit facilities and debentures	(2,433)	(2,443)
Net cash provided by (used in) financing activities	(33,923)	122,406
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,654)	(19,243)
Cash, cash equivalents, and restricted cash at beginning of period	114,996	45,857
Cash, cash equivalents, and restricted cash at end of period	$56,342	$26,614

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Distributions reinvested	827	632

(1)	Stock-based compensation includes $21 and $7 of restricted stock and option expense related to director compensation for the three months ended March 31, 2020 and 2019, respectively.

See notes to consolidated financial statements

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$34,282	$16,465
Restricted cash	22,060	10,149
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$56,342	$26,614

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,793	$6,793
Subtotal: 1-5 Years Maturity						6,793	6,793
Subtotal: Communications & Networking (0.62%)*						6,793	6,793
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,794	14,794
Subtotal: 1-5 Years Maturity						14,794	14,794
Subtotal: Diversified Financial Services (1.35%)*						14,794	14,794
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)(17)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 8.50%, 4.14% Exit Fee	$40,000	40,741	39,890
Subtotal: 1-5 Years Maturity						40,741	39,890
Subtotal: Drug Delivery (3.64%)*						40,741	39,890
Drug Discovery & Development
Under 1 Year Maturity
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2021	Interest rate PRIME + 6.80% or Floor rate of 11.55%	$15,731	15,640	15,640
Metuchen Pharmaceuticals LLC (14)	Drug Discovery & Development	Senior Secured	October 2020	Interest rate PRIME + 7.25% or Floor rate of 10.75%, PIK Interest 1.35%, 2.25% Exit Fee	$11,192	12,200	12,065
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$14,797	15,928	15,928
Subtotal: Under 1 Year Maturity						43,768	43,633
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$8,902	9,077	9,011
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,059	15,027
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$6,889	7,250	7,233
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$6,889	7,141	7,185
Total Aveo Pharmaceuticals, Inc.					$13,778	14,391	14,418
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 6.35% Exit Fee	$35,000	35,835	35,696
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,351	20,461
	Drug Discovery & Development	Senior Secured	January 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 5.75% Exit Fee	$20,000	20,168	20,272
Total BridgeBio Pharma LLC					$75,000	76,354	76,429
Chemocentryx, Inc. (10)(15)(17)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,401	20,567
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	4,956	4,956
Total Chemocentryx, Inc.					$25,000	25,357	25,523
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$10,000	9,989	9,970
Constellation Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$30,000	30,308	30,738
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,245	20,295
Eidos Therapeutics, Inc. (10)(13)(17)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,771	8,771
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 3.00% or Floor rate of 8.00%, 13.43% Exit Fee	$12,922	13,595	13,595
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.20% or Floor rate of 8.95%, 7.55% Exit Fee	$22,500	22,517	22,517
Mesoblast (5)(10)(11)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 6.95% Exit Fee	$50,000	51,902	51,972
Motif BioSciences Inc. (5)(8)(10)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.87% Exit Fee	$6,738	6,732	—
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$5,000	5,071	5,098

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Paratek Pharmaceuticals, Inc. (11)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.13% Exit Fee	$60,000	$62,075	$62,211
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,298	10,338
Total Paratek Pharmaceuticals, Inc.					$70,000	72,373	72,549
Replimune Group, Inc. (5)(10)(11)(17)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	10,013	10,044
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	24,907	24,907
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	19,929	19,929
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,890	30,029
Tricida, Inc. (11)(15)(16)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.92% Exit Fee	$60,000	61,090	61,689
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	36,219	36,526
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,052	5,090
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,070	5,109
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,093	5,141
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,114	10,190
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,086	10,162
Total Verastem, Inc.					$35,000	35,415	35,692
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 7.18% Exit Fee	$25,000	25,181	25,175
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.25% Exit Fee	$15,000	14,811	14,660
Subtotal: 1-5 Years Maturity						639,196	634,564
Subtotal: Drug Discovery & Development (61.82%)*						682,964	678,197
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (5)(8)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$6,635	7,149	2,783
Subtotal: Under 1 Year Maturity						7,149	2,783
Subtotal: Electronics & Computer Hardware (0.25%)*						7,149	2,783
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)(16)	Healthcare Services, Other	Senior Secured	December 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$80,000	81,642	82,039
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,429	9,275	8,852
Velocity Clinical Research, Inc. (17)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 3-month LIBOR + 9.08% or Floor rate of 10.08%	$7,481	7,220	7,220
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 3-month LIBOR + 9.08% or Floor rate of 10.08%	$1,985	1,912	1,912
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 3-month LIBOR + 9.08% or Floor rate of 10.08%	$453	426	426
Total Velocity Clinical Research, Inc.					$9,919	9,558	9,558
Subtotal: 1-5 Years Maturity						100,475	100,449
Subtotal: Healthcare Services, Other (9.16%)*						100,475	100,449
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$20,000	19,619	19,571
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	June 2021	Interest rate PRIME + 2.75% or Floor rate of 9.50%, PIK Interest 1.70%, 2.80% Exit Fee	$15,621	15,799	15,773
Yipit, LLC (17)(18)	Information Services	Senior Secured	May 2024	Interest rate 3-month LIBOR + 7.99% or Floor rate of 7.99%	$10,625	10,426	10,084
Subtotal: 1-5 Years Maturity						45,844	45,428
Subtotal: Information Services (4.14%)*						45,844	45,428
Internet Consumer & Business Services
Under 1 Year Maturity

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Greenphire, Inc.	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$1,612	$1,612	$1,612
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 8.75%	$2,000	2,000	2,000
Total Greenphire, Inc.					$3,612	3,612	3,612
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,886	43,702	43,691
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,159	5,219	5,209
Total Snagajob.com, Inc.					$48,045	48,921	48,900
Subtotal: Under 1 Year Maturity						52,533	52,512
1-5 Years Maturity
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,350	20,070
Arctic Wolf Networks, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$30,000	30,415	30,182
Cloudpay, Inc. (5)(10)(11)	Internet Consumer & Business Services	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, 6.95% Exit Fee	$15,000	15,392	15,228
Contentful, Inc. (5)(10)(11)(14)(17)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,806	3,820	3,783
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,768	7,475
EverFi, Inc. (11)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$82,628	82,354	81,628
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$50,432	50,239	49,782
Intent (p.k.a. Intent Media, Inc.) (12)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%, 2.00% Exit Fee	$15,200	15,165	12,971
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,455	20,505	20,445
Patron Technology (13)(18)	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$32,500	31,655	29,993
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$2,500	2,500	2,414
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$6,750	6,560	6,383
Total Patron Technology					$41,750	40,715	38,790
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	20,464	20,174
SeatGeek, Inc. (14)(16)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,076	58,765	57,144
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.25%, 4.00% Exit Fee	$12,080	11,985	11,823
Tectura Corporation (7)(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	June 2021	PIK Interest 5.00%	$13,023	13,023	281
Total Tectura Corporation					$31,953	21,513	8,531
Varsity Tutors LLC (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,101	38,927	38,901
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$16,310	16,221	15,955
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 7.09% Exit Fee	$11,000	11,402	11,380
	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 3.95% Exit Fee	$4,000	4,011	4,011
Total Xometry, Inc.					$15,000	15,413	15,391
Subtotal: 1-5 Years Maturity						470,011	448,273
Subtotal: Internet Consumer & Business Services (45.65%)*						522,544	500,785
Media/Content/Info
1-5 Years Maturity

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.34% Exit Fee	$20,734	$20,801	$20,636
Subtotal: 1-5 Years Maturity						20,801	20,636
Subtotal: Media/Content/Info (1.88%)*						20,801	20,636
Medical Devices & Equipment
Under 1 Year Maturity
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,558	11,558
Subtotal: Under 1 Year Maturity						11,558	11,558
1-5 Years Maturity
Flowonix Medical Incorporated (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.00% or Floor rate of 9.00%, 7.95% Exit Fee	$7,561	8,248	8,205
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,970	12,837	12,733
Optiscan Biomedical, Corp. (6)(9)	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	$408	408	407
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,626	7,572
Rapid Micro Biosystems, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	April 2022	Interest rate PRIME + 5.15% or Floor rate of 9.65%, 7.25% Exit Fee	$18,000	18,695	18,695
Subtotal: 1-5 Years Maturity						47,814	47,612
Subtotal: Medical Devices & Equipment (5.39%)*						59,372	59,170
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.50% Exit Fee	$25,000	25,000	25,000
Subtotal: Under 1 Year Maturity						25,000	25,000
Subtotal: Semiconductors (2.28%)*						25,000	25,000
Software
Under 1 Year Maturity
Lightbend, Inc. (14)(15)	Software	Senior Secured	June 2020	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 12.95% Exit Fee	$2,037	2,076	2,076
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,364	7,364
Subtotal: Under 1 Year Maturity						9,440	9,440
1-5 Years Maturity
3GTMS, LLC. (18)	Software	Senior Secured	February 2025	Interest rate 3-month 3-month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,727	9,727
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$39,203	38,597	37,833
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.92% or Floor rate of 6.92%	$2,356	2,303	2,303
Total Abrigo					$41,559	40,900	40,136
Businessolver.com, Inc. (11)(16)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.50% or Floor rate of 8.50%	$58,650	57,833	56,237
	Software	Senior Secured	May 2023	Interest rate 1-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,499	7,499
Total Businessolver.com, Inc.					$66,300	65,332	63,736
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.80% or Floor rate of 8.55%, PIK Interest 2.25%	$48,543	48,224	47,192
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,841	9,634
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,462	15,233
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	May 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$50,000	49,724	49,531
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,208	10,541	10,385
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,109	9,999	9,770
Total Dashlane, Inc.					$20,317	20,540	20,155
Delphix Corp. (13)(16)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	58,727	57,872
Envisage Technologies, LLC (18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,493	9,493
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,506	5,454

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,139	$4,084	$4,045
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,094	5,038	4,964
Total Evernote Corporation					$14,782	14,628	14,463
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,701	6,701
Insurance Technologies Corporation (11)(18)	Software	Senior Secured	January 2025	Interest rate 3-month LIBOR + 8.27% or Floor rate of 9.27%	$17,000	16,538	16,288
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,539	7,531	7,503
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 1-month LIBOR + 8.65% or Floor rate of 9.65%	$8,763	8,580	8,256
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,848	11,442
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,294	40,719
Total Khoros (p.k.a Lithium Technologies)					$55,000	54,142	52,161
Lastline, Inc. (19)	Software	Senior Secured	July 2022	Interest rate PRIME + 5.45% or Floor rate of 10.95%	$6,000	5,852	5,816
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 3.00% Exit Fee	$16,593	16,579	16,487
Mobile Solutions Services (18)	Software	Senior Secured	October 2024	Interest rate 6-month LIBOR + 8.80% or Floor rate of 9.80%	$5,500	5,336	5,336
	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 8.80% or Floor rate of 9.80%	$367	367	367
Total Mobile Solutions Services					$5,867	5,703	5,703
Nuvolo Technologies Corporation (19)	Software	Senior Secured	October 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$15,000	14,800	14,824
OrthoFi, Inc. (13)(18)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,438	16,720
	Software	Senior Secured	April 2024	Interest rate 6-month LIBOR + 8.28% or Floor rate of 9.28%	$1,667	1,667	1,667
Total OrthoFi, Inc.					$19,520	19,105	18,387
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,171	3,239	2,092
Salsa Labs, Inc. (11)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,920	5,829
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$500	500	494
Total Salsa Labs, Inc.					$6,500	6,420	6,323
Tact.ai Technologies, Inc. (14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,004	4,750	4,750
ThreatConnect, Inc. (13)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,371	4,348
	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$1,800	1,800	1,800
Total ThreatConnect, Inc.					$6,300	6,171	6,148
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$18,845	18,506	18,456
ZeroFox, Inc.	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$15,000	14,977	14,861
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,306	30,354
Subtotal: 1-5 Years Maturity						582,498	572,282
Greater than 5 Years Maturity
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$29,333	28,697	27,385
	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$688	672	662
Total Campaign Monitor Limited					$30,021	29,369	28,047
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 1-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,811	19,447
Subtotal: Greater than 5 Years Maturity						49,180	47,494
Subtotal: Software (57.35%)*						641,118	629,216
Sustainable and Renewable Technology

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	$10,775	$8,509
	Sustainable and Renewable Technology	Senior Secured	December 2020	PIK Interest 10.00%	$683	683	—
	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,175	12,950	10,001
Subtotal: Under 1 Year Maturity						12,950	10,001
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	52,244	52,301
Proterra, Inc. (11)(14)(19)	Sustainable and Renewable Technology	Senior Secured	May 2021	Interest rate PRIME + 5.05% or Floor rate of 10.55%, PIK Interest 1.75%	$10,146	10,111	10,147
Subtotal: 1-5 Years Maturity						62,355	62,448
Subtotal: Sustainable and Renewable Technology (6.60%)*						75,305	72,449
Total: Debt Investments (200.13%)*						2,242,900	2,195,590

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$2,935
Subtotal: Communications & Networking (0.27%)*					1,230	2,935
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,914
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	26,536
Total Gibraltar Business Capital, LLC				11,432,752	28,006	28,450
Subtotal: Diversified Financial Services (2.59%)*					28,006	28,450
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	209
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	576
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	2,769
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	94
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	2
Subtotal: Drug Delivery (0.33%)*					4,645	3,650
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	190,175	1,714	688
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	40
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	5,904
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	295
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	626
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	12
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	71
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	735
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	48
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	240
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	13
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	24
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	17,175	332	815
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	83,334	641	833
Subtotal: Drug Discovery & Development (0.94%)*					16,575	10,344
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	4,336
Chromadex Corporation (4)	Healthcare Services, Other	Equity	Common Stock	44,264	157	144
Subtotal: Healthcare Services, Other (0.41%)*					5,251	4,480
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	48
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	458
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	10,480
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	5,390
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	4,430
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,220
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	462
Total OfferUp, Inc.				394,790	2,295	1,682
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	37,393	500	394
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (2.09%)*					25,855	22,882
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	456
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	405

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	$500	$394
Total Gelesis, Inc.				609,849	925	1,255
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	—
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	—
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	—
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,240	1,818
Total Optiscan Biomedical, Corp.				1,139,269	13,152	1,818
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	430
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	91
Subtotal: Medical Devices & Equipment (0.33%)*					17,342	3,594
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	58
Docker, Inc.	Software	Equity	Common Stock	20,000	4,283	16
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,759
	Software	Equity	Preferred Series 3	93,620	300	415
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,174
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	37
	Software	Equity	Preferred Series E	1,749,089	10,489	6,826
	Software	Equity	Preferred Series G	326,797	2,211	1,275
Total Palantir Technologies				2,085,421	12,747	8,138
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	3,087
Subtotal: Software (1.23%)*					22,437	13,473
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	6
	Surgical Devices	Equity	Preferred Series C	656,538	282	18
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	60
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	99
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	117
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	160
Total Gynesonics, Inc.				9,595,178	1,941	460
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	1,964
Subtotal: Surgical Devices (0.22%)*					4,491	2,424
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,066
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	4
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	251
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.21%)*					64,502	2,321
Total: Equity Investments (8.62%)*					190,334	94,553
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	5
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	5
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	248
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	27
Subtotal: Consumer & Business Products (0.03%)*					841	275
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	670
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Pulmatrix Inc. (4)	Drug Delivery	Warrant	Common Stock	2,515	116	—
ZP Opco, Inc. (4)	Drug Delivery	Warrant	Common Stock	2,035	102	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Subtotal: Drug Delivery (0.06%)*					$968	$670
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	175
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	20
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	1
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	68
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	165	—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	322
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	15
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	11
Motif BioSciences Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	281	—
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	132
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	15
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	82
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	173
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	787
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	131,998	1,102	1,214
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	333
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	282
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Warrant	Class B Preferred Units	34,946	110	14
Subtotal: Drug Discovery & Development (0.33%)*					7,512	3,644
Electronics & Computer Hardware
908 Devices, Inc. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	25
Subtotal: Electronics & Computer Hardware (0.00%)*					101	25
Information Services
InMobi Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	315
Planet Labs, Inc.	Information Services	Warrant	Common Stock	274,160	565	100
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	90
Subtotal: Information Services (0.05%)*					1,384	505
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	16
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	8
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	20
Fastly, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	76,098	71	568
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	93
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	3
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	421
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	780
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	7
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	44
Oportun (4)	Internet Consumer & Business Services	Warrant	Common Stock	23,514	78	57
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	51
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	—
SeatGeek, Inc. (16)	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	435
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	$83	$17
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	7
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	2
Total Snagajob.com, Inc.				3,011,537	844	9
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	—
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	354
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	219
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	79
Subtotal: Internet Consumer & Business Services (0.29%)*					6,442	3,181
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,959	62
Napster	Media/Content/Info	Warrant	Common Stock	715,755	384	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.01%)*					2,695	62
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	113
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	159
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	—
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	116
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	3
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	2
Subtotal: Medical Devices & Equipment (0.04%)*					3,436	393
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	3
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	265
Total Achronix Semiconductor Corporation				1,110,000	259	268
Subtotal: Semiconductors (0.02%)*					259	268
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	23
	Software	Warrant	Preferred Series F	31,673	343	33
Total Actifio, Inc.				105,257	592	56
BryterCX, Inc. (p.k.a. ClickFox, Inc.) (15)	Software	Warrant	Preferred Series B	492,877	152	—
	Software	Warrant	Preferred Series C	592,019	730	—
	Software	Warrant	Preferred Series C-A	2,218,214	231	—
Total BryterCX, Inc. (p.k.a. ClickFox, Inc.)				3,303,110	1,113	—
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	14
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	277
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	259
Delphix Corp. (16)	Software	Warrant	Common Stock	718,898	1,593	761
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	37
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	27
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lastline, Inc.	Software	Warrant	Common Stock	363,636	133	40
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	68
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	473
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	54
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	304	357

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	$—	$—
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	7
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	122
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	487,804	57	80
Subtotal: Software (0.24%)*					5,972	2,632
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	114,513	861	6
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	6
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	3
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	14
Total Gynesonics, Inc.				1,727,088	387	17
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	182
Subtotal: Surgical Devices (0.02%)*					526	199
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	351
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	77
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	23
Total Kinestral Technologies, Inc.				456,883	218	100
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	337	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	—
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	21
Total Proterra, Inc.				514,147	42	21
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.04%)*					1,607	472
Total: Warrant Investments (1.12%)*					33,022	12,337
Total: Investments in Securities (209.87%)*					$2,466,256	$2,302,480

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% at March 31, 2020. 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 0.99%, 1.45% and 1.00%, respectively, at March 31, 2020.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $38.8 million, $184.0 million and $145.2 million, respectively. The tax cost of investments is $2.4 billion.

(4)

Except for warrants in 30 publicly traded companies and common stock in 22 publicly traded companies, all investments are restricted at March 31, 2020 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at March 31, 2020, and is therefore considered non-income producing. Note that at March 31, 2020, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity Inc.), Tectura Corporation, and Glo AB.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at March 31, 2020.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at March 31, 2020. Refer to Note 10.
(18)

Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.

(19)	Denotes second lien senior secured debt.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
CTI BioPharma Corp. (4)	Drug Discovery & Development	Warrant	Common Stock	29,239	$165	$—
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	17,190	369	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	108
Dicerna Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	19
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	15
Immune Pharmaceuticals (4)	Drug Discovery & Development	Warrant	Common Stock	10,742	164	—
Melinta Therapeutics (4)	Drug Discovery & Development	Warrant	Common Stock	8,109	625	—
Motif BioSciences Inc. (4)(5)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	73,452	282	—
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	485
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	20
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	270
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	American Depositary Shares	41,667	158	2
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	920
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	131,998	1,102	2,667
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	715
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	302
XOMA Corporation (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	9,063	279	6
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Warrant	Class B Preferred Units	34,946	110	114
Subtotal: Drug Discovery & Development (0.51%)*					8,951	5,878
Electronics & Computer Hardware
908 Devices, Inc. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	52
Subtotal: Electronics & Computer Hardware (0.00%)*					101	52
Information Services
InMobi Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	416
Planet Labs, Inc.	Information Services	Warrant	Common Stock	274,160	565	224
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	122
Subtotal: Information Services (0.07%)*					1,384	762
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	13
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	18
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	17
Fastly, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	76,098	71	617
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	151
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	14
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	214
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	445
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,622
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	14
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	122
Oportun (4)	Internet Consumer & Business Services	Warrant	Common Stock	23,514	78	279
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	83
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	102,768	87	6
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	689,880	662	596
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	444,444	83	43
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	40
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	15
Total Snagajob.com, Inc.				3,011,537	844	55
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	2
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	395
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	958
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	180
Subtotal: Internet Consumer & Business Services (0.52%)*					6,262	5,844
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	1,552,710	1,960	285
Napster	Media/Content/Info	Warrant	Common Stock	715,755	384	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.03%)*					2,695	285
Medical Devices & Equipment
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	$455	$—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	172
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	1,105	—	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	338
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	38
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	209
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	382
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	4
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	8
Subtotal: Medical Devices & Equipment (0.10%)*					3,436	1,151
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	6
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	330
Total Achronix Semiconductor Corporatio				1,110,000	259	336
Elenion Technologies Corporation	Semiconductors	Warrant	Preferred Series C	225	8	6
Subtotal: Semiconductors (0.03%)*					267	342
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	93
	Software	Warrant	Preferred Series F	31,673	343	91
Total Actifio, Inc.				105,257	592	184
BryterCX, Inc. (p.k.a. ClickFox, Inc.) (15)	Software	Warrant	Preferred Series B	492,877	152	—
	Software	Warrant	Preferred Series C	592,019	730	—
	Software	Warrant	Preferred Series C-A	2,218,214	230	1
Total BryterCX, Inc. (p.k.a. ClickFox, Inc.)				3,303,110	1,112	1
CareCloud orporation (15)	Software	Warrant	Common Stock	13,499	258	—
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	71	24
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	409
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	424
Delphix Corp.	Software	Warrant	Common Stock	203,541	407	529
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	68
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	67
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lastline, Inc.	Software	Warrant	Common Stock	363,636	133	136
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	122
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	731
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	73
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	602
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Quid, Inc. (15)	Software	Warrant	Preferred Series D	71,576	1	—
	Software	Warrant	Preferred Series E	40,261	1	—
Total Quid, Inc.				111,837	2	—
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	20
RedSeal Inc. (15)	Software	Warrant	Preferred Series C-Prime	640,603	66	2
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	486,263	57	87
Subtotal: Software (0.31%)*					4,905	3,479
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	114,513	861	36
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	36
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	180,480	74	4
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	13
Total Gynesonics, Inc.				1,756,445	394	17
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	444
Subtotal: Surgical Devices (0.04%)*					533	461
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	537
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	548	—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	168

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

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
(8)

Debt is on non-accrual status at December 31, 2019 and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.), and Tectura Corporation.

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

The Company does not currently use Commodity Futures Trading Commission (“CFTC”), derivatives however to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

Hercules Technology III, L.P. (“HT III”) and Hercules Technology IV, L.P. (“HT IV”) are Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. On May 26, 2010, HT III was licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”). Hercules Technology II, L.P. (“HT II”) was a Delaware limited partnership formed in January 2005 to operate as a SBIC. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II and dissolved the entity.

As an SBIC, HT III is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not received such license, and HT IV currently has no material assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT III (see Note 4 to the Company’s consolidated financial statements).

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

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2019. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

At March 31, 2020, approximately 96.1% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy approved by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2020 and December 31, 2019.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,180,388	$—	$—	$2,180,388
Unsecured Debt	15,202	—	—	15,202
Preferred Stock	51,206	—	—	51,206
Common Stock	43,347	18,632	—	24,715
Warrants	12,337	—	4,122	8,215
Escrow Receivable	2,320	—	—	2,320
Total	$2,304,800	$18,632	$4,122	$2,282,046

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,133,812	$—	$—	$2,133,812
Unsecured Debt	14,780	—	—	14,780
Preferred Stock	69,717	—	—	69,717
Common Stock	75,336	41,789	—	33,547
Warrants	20,881	—	7,159	13,722
Escrow Receivable	955	—	—	955
Total	$2,315,481	$41,789	$7,159	$2,266,533

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and the year ended December 31, 2019.

(in thousands)	Balance January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2020
Senior Debt	$2,133,812	$—	$(25,762)	$239,783	$—	$(167,445)	$—	$—	$2,180,388
Unsecured Debt	14,780	—	—	422	—	—	—	—	15,202
Preferred Stock	69,717	—	(18,511)	—	—	—	—	—	51,206
Common Stock	33,547	1,240	(8,832)	—	(1,240)	—	—	—	24,715
Warrants	13,722	(1,053)	(5,728)	1,855	(581)	—	—	—	8,215
Escrow Receivable	955	31	—	1,376	(42)	—	—	—	2,320
Total	$2,266,533	$218	$(58,833)	$243,436	$(1,863)	$(167,445)	$—	$—	$2,282,046

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2019
Senior Debt	$1,719,091	$(5,513)	$(2,424)	$1,031,832	$—	$(609,174)	$—	$—	$2,133,812
Unsecured Debt	14,401	—	329	50	—	—	—	—	14,780
Preferred Stock	68,625	(1,146)	12,566	4,638	(16)	—	—	(14,950)	69,717
Common Stock	24,241	(750)	4,962	5,094	—	—	—	—	33,547
Warrants	22,673	6,270	(7,922)	3,532	(8,981)	—	3	(1,853)	13,722
Escrow Receivable	970	(875)	—	897	(37)	—	—	—	955
Total	$1,850,001	$(2,014)	$7,511	$1,046,043	$(9,034)	$(609,174)	$3	$(16,803)	$2,266,533

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)	There was no activity of transfers into or out of Level 3 during the three months ended March 31, 2020.
(4)

Transfers out of Level 3 during the year ended December 31, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., X4 Pharmaceuticals, Inc., BridgeBio Pharma LLC, Pinterest, Inc., TransMedics Group, Inc., Fastly, Inc., Brickell Biotech, Inc., Oportun, and Tela Bio, Inc.. Transfers into Level 3 for the year ended December 31, 2019 relate to the delisting of Motif BioSciences Inc. common stock.

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

For the three months ended March 31, 2020, approximately $18.5 million and $8.8 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $26.4 million and $7.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$63,415	Originated Within 4-6 Months	Origination Yield	10.92% - 12.10%	11.87%
	565,550	Market Comparable Companies	Hypothetical Market Yield	9.27% - 16.31%	11.38%
			Premium/(Discount)	(0.25%) - 1.00%
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Technology	22,181	Originated Within 4-6 Months	Origination Yield	9.46% - 13.37%	12.64%
	1,018,956	Market Comparable Companies	Hypothetical Market Yield	9.89% - 20.63%	13.34%
			Premium/(Discount)	(0.5%) - 0.75%
	15,063	Liquidation (3)	Probability weighting of alternative outcomes	33.33% - 50.00%
Sustainable and Renewable Technology	21,527	Market Comparable Companies	Hypothetical Market Yield	10.69% - 13.59%	12.06%
			Premium/(Discount)	0.00% - 0.25%
	12,783	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 100.00%
Medical Devices	68,398	Market Comparable Companies	Hypothetical Market Yield	10.16% - 15.77%	12.55%
			Premium/(Discount)	(0.25%) - 1.00%
Lower Middle Market	227,241	Market Comparable Companies	Hypothetical Market Yield	11.61% - 16.35%	12.33%
			Premium/(Discount)	0.00% - 0.25%
	8,532	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	72,070	Debt Investments originated within 3 months
	18,696	Imminent Payoffs (4)
	81,178	Debt Investments Maturing in Less than One Year
	$2,195,590	Total Level Three Debt Investments

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•	Pharmaceuticals, above, is comprised of debt investments in the “Healthcare Services, Other” and “Drug Discovery & Development” industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the “Software”, “Media/Content/Info”, “Internet Consumer & Business Services”, “Semiconductors”, “Communications & Networking”, “Medical Devices & Equipment”, and “Information Services” industries in the Consolidated Schedule of Investments.

•

Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology”, “Internet Consumer & Business Services”, and “Electronics & Computer Hardware” industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the “Drug Delivery” and “Medical Devices & Equipment” industries in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries in the Consolidated Schedule of Investments.

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2019 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$34,898	Originated Within 4-6 Months	Origination Yield	10.87% - 12.01%	11.38%
	563,725	Market Comparable Companies	Hypothetical Market Yield	9.26% - 14.06%	11.43%
			Premium/(Discount)	(0.50%) - 0.50%
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Technology	21,365	Originated Within 4-6 Months	Origination Yield	9.40% - 13.04%	12.33%
	844,169	Market Comparable Companies	Hypothetical Market Yield	10.56% - 16.13%	12.36%
			Premium/(Discount)	(0.50%) - 0.50%
	1,773	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	34,115	Market Comparable Companies	Hypothetical Market Yield	11.49% - 21.59%	13.67%
			Premium/(Discount)	(0.50%) - 3.00%
	4,410	Liquidation (3)	Probability weighting of alternative outcomes	50.00%
Medical Devices	101,349	Market Comparable Companies	Hypothetical Market Yield	9.13% - 14.74%	12.07%
			Premium/(Discount)	(0.50%) - 0.50%
Lower Middle Market	34,822	Originated Within 4-6 Months	Origination Yield	13.24%	13.24%
	188,841	Market Comparable Companies	Hypothetical Market Yield	10.71% - 16.02%	13.09%
			Premium/(Discount)	(0.50%) - 0.00%
	9,587	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	149,358	Debt Investments originated within 3 months
	78,052	Imminent Payoffs (4)
	82,128	Debt Investments Maturing in Less than One Year
	$2,148,592	Total Level Three Debt Investments

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
•

Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services, Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries in the Consolidated Schedule of Investments.

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$8,384	Market Comparable Companies	EBITDA Multiple (2)	5.1x - 5.4x	5.3x
			Revenue Multiple (2)	0.5x - 12.1x	4.6x
			Discount for Lack of Marketability (3)	18.26% - 28.39%	22.29%
			Average Industry Volatility (4)	62.13% - 126.43%	87.76%
			Risk-Free Interest Rate	0.17% - 0.25%	0.17%
			Estimated Time to Exit (in months)	11 - 29	12
	6,934	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(74.32%) - (1.95%)	(32.63%)
			Average Industry Volatility (4)	29.60% - 92.17%	79.34%
			Risk-Free Interest Rate	0.59% - 2.65%	0.91%
			Estimated Time to Exit (in months)	5 - 37	19
	—	Liquidation	Revenue Multiple (2)	2.0x - 2.6x	2.3x
	60,603	Other (7)
Warrant Investments	6,024	Market Comparable Companies	EBITDA Multiple (2)	5.1x - 12.2x	12.2x
			Revenue Multiple (2)	0.1x - 8.5x	3.4x
			Discount for Lack of Marketability (3)	8.09% - 31.38%	23.51%
			Average Industry Volatility (4)	39.06% - 76.58%	63.53%
			Risk-Free Interest Rate	0.06% - 0.33%	0.23%
			Estimated Time to Exit (in months)	1 - 47	23
	2,191	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(78.59%) - (1.95%)	(27.05%)
			Average Industry Volatility (4)	29.60% - 100.76%	77.87%
			Risk-Free Interest Rate	1.44% - 2.67%	0.98%
			Estimated Time to Exit (in months)	6 - 38	19
Total Level Three Warrant and Equity Investments	$84,136

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both March 31, 2020 and December 31, 2019, there were no material past due escrow receivables. The escrow receivable balance as of March 31, 2020 and December 31, 2019 was approximately $2.3 million and $955,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 10 – Commitments and Contingencies”.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2020 and 2019.

(in thousands)			For the Three Months Ended March 31, 2020
Portfolio Company	Type	Fair Value at March 31, 2020	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$43,244	$559	$5	$(6,930)	$—
Tectura Corporation	Control	8,531	87	—	(921)	—
Total Control Investments		$51,775	$646	$5	$(7,851)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$2,225	$5	$—	$(7,375)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	10,001	215	—	(2,614)	—
Total Affiliate Investments		$12,226	$220	$—	$(9,989)	$—
Total Control & Affiliate Investments		$64,001	$866	$5	$(17,840)	$—

(in thousands)			For the Three Months Ended March 31, 2019
Portfolio Company	Type	Fair Value at March 31, 2019	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$44,653	$551	$4	$5,150	$—
Tectura Corporation	Control	10,260	473	—	(8,025)	—
Total Control Investments		$54,913	$1,024	$4	$(2,875)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,730	$—	$—	$121	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	14,337	508	88	(1,340)	—
Total Affiliate Investments		$23,067	$508	$88	$(1,219)	$—
Total Control & Affiliate Investments		$77,980	$1,532	$92	$(4,094)	$—

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$1,361,716	59.1%	$1,348,468	58.3%
Senior Secured Debt with Warrants	831,009	36.1%	806,225	34.8%
Unsecured Debt	15,202	0.7%	14,780	0.6%
Preferred Stock	51,206	2.2%	69,717	3.0%
Common Stock	43,347	1.9%	75,336	3.3%
Total	$2,302,480	100.0%	$2,314,526	100.0%

The increase in senior secured debt and senior secured debt with warrants, as a percentage of the total portfolio, during the period is primarily due to an increase in new debt investments that include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2020 and December 31, 2019 is shown as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,106,993	91.5%	$2,039,900	88.2%
United Kingdom	77,930	3.4%	123,735	5.3%
Australia	51,972	2.3%	51,547	2.2%
Netherlands	37,342	1.6%	37,650	1.6%
Cayman Islands	16,101	0.7%	17,503	0.8%
Ireland	5,098	0.2%	35,536	1.5%
Germany	4,261	0.2%	4,245	0.2%
Sweden	2,783	0.1%	4,410	0.2%
Total	$2,302,480	100.0%	$2,314,526	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$692,185	30.1%	$747,955	32.2%
Software	645,321	28.0%	582,445	25.2%
Internet Consumer & Business Services	526,848	22.9%	495,132	21.4%
Healthcare Services, Other	104,929	4.6%	102,997	4.5%
Sustainable and Renewable Technology	75,242	3.3%	77,505	3.3%
Medical Devices & Equipment	63,157	2.7%	73,341	3.2%
Information Services	45,933	2.0%	60,094	2.6%
Drug Delivery	44,210	1.9%	46,218	2.0%
Diversified Financial Services	43,244	1.9%	78,933	3.4%
Semiconductors	25,268	1.1%	10,658	0.5%
Media/Content/Info	20,698	0.9%	21,071	0.9%
Communications & Networking	9,733	0.4%	3,962	0.2%
Electronics & Computer Hardware	2,808	0.1%	4,462	0.2%
Surgical Devices	2,623	0.1%	4,120	0.2%
Consumer & Business Products	275	0.0%	530	0.0%
Specialty Pharmaceuticals	6	0.0%	36	0.0%
Biotechnology Tools	—	0.0%	5,067	0.2%
Total	$2,302,480	100.0%	$2,314,526	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2020 and December 31, 2019.

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. There are two tests utilized to determine if its subsidiaries are considered significant subsidiaries: the income test and the investment test. The Company is required to provide summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%. After performing the income analysis for the three months ended March 31, 2020, the Company’s investment in Gibraltar Business Capital, LLC exceeded the 20% threshold under Rule 10-01(b)(1) of Regulation S-X. Accordingly, the following table shows summarized unaudited financial information for Gibraltar Business Capital, LLC:

	Three months ended March 31,
(in thousands)	2020	2019
Revenue	$3,706	$3,100
Net operating income	363	205
Net profit	270	90

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2020, approximately 83.0% of the Company’s debt investments were in a senior secured first lien position, with 41.8% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.2% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.7% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 9.3% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 16.3% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $41.5 million of unamortized fees at March 31, 2020, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.9 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, the Company had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $3.2 million and $780,000 in one-time fee income during the three months ended March 31, 2020 and 2019, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2020, the Company had approximately $40.1 million in exit fees receivable, of which approximately $36.4 million was included as a component of the cost basis of the Company’s current debt investments and approximately $3.7 million was a deferred receivable related to expired commitments. At December 31, 2019, the Company had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of its current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.0 million and $2.1 million in PIK income during the three months ended March 31, 2020 and 2019, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2020 and 2019.

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

Based on market quotations on or around March 31, 2020, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 0.953, 0.979, 0.977, and 0.918 per dollar at par value, respectively. At March 31, 2020, the 2025 Notes and 2033 Notes were trading on the NYSE for $24.50 and $23.26 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair values of the SBA debentures, July 2024 Notes, and February 2025 Notes were approximately $113.9 million, $112.3 million, and $52.8 million, respectively, compared to the principal amounts of $110.3 million, $105.0 million, and $50.0 million, respectively, as of March 31, 2020. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of March 31, 2020.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at March 31, 2020 and December 31, 2019:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$113,894	$—	$—	$113,894
2022 Notes	142,890	—	142,890	—
2025 Notes	73,500	—	73,500	—
2033 Notes	37,216	—	37,216	—
July 2024 Notes	112,313	—	—	112,313
February 2025 Notes	52,800	—	—	52,800
2027 Asset-Backed Notes	195,742	—	195,742	—
2028 Asset-Backed Notes	244,297	—	244,297	—
2022 Convertible Notes	211,025	—	211,025	—
Wells Facility	—	—	—	—
Union Bank Facility	71,125	—	—	71,125
Total	$1,254,802	$—	$904,670	$350,132

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$152,963	$—	$—	$152,963
2022 Notes	151,215	—	151,215	—
July 2024 Notes	107,028	—	—	107,028
2025 Notes	77,430	—	77,430	—
2033 Notes	42,160	—	42,160	—
2027 Asset-Backed Notes	200,750	—	200,750	—
2028 Asset-Backed Notes	251,094	—	251,094	—
2022 Convertible Notes	234,922	—	234,922	—
Wells Facility	—	—	—	—
Union Bank Facility	103,919	—	—	103,919
Total	$1,321,481	$—	$957,571	$363,910

4. Borrowings

Outstanding Borrowings

At March 31, 2020 and December 31, 2019, the Company had the following available and outstanding borrowings:

	March 31, 2020			December 31, 2019
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$110,250	$110,250	$109,725	$149,000	$149,000	$148,165
2022 Notes	150,000	150,000	148,645	150,000	150,000	148,514
2025 Notes	75,000	75,000	73,066	75,000	75,000	72,970
2033 Notes	40,000	40,000	38,528	40,000	40,000	38,501
July 2024 Notes	105,000	105,000	103,721	105,000	105,000	103,685
February 2025 Notes	50,000	50,000	49,442	—	—	—
2027 Asset-Backed Notes	200,000	200,000	197,377	200,000	200,000	197,312
2028 Asset-Backed Notes	250,000	250,000	247,444	250,000	250,000	247,395
2022 Convertible Notes	230,000	230,000	227,004	230,000	230,000	226,614
Wells Facility (3)	75,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	71,125	71,125	200,000	103,919	103,919
Total	$1,685,250	$1,281,375	$1,266,077	$1,474,000	$1,302,919	$1,287,075

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At March 31, 2020 and December 31, 2019, the total available borrowings under the SBA debentures were $110.3 million and $149.0 million, respectively.
(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
SBA Debentures	$525	$835
2022 Notes	930	1,020
2025 Notes	1,934	2,030
2033 Notes	1,472	1,499
July 2024 Notes	1,279	1,315
February 2025 Notes	558	—
2027 Asset-Backed Notes	2,623	2,688
2028 Asset-Backed Notes	2,556	2,605
2022 Convertible Notes	1,709	1,932
Wells Facility (1)	329	373
Union Bank Facility (1)	3,428	1,497
Total	$17,343	$15,794

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. On March 1, 2020, the Company paid down $38.7 million of SBA debentures. With the Company’s net investment of $74.5 million in HT III as of March 31, 2020, HT III has the approved capacity to issue a total of $110.3 million of SBA guaranteed debentures, of which $110.3 million was outstanding as of March 31, 2020. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of March 31, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2020, the Company held investments in HT III in 35 companies with a fair value of approximately $178.4 million, accounting for approximately 7.7% of the Company’s total investment portfolio at March 31, 2020. HT III held approximately $193.3 million in tangible assets which accounted for approximately 8.1% of the Company’s total assets at March 31, 2020.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of March 31, 2020 as a result of having sufficient capital as defined under the SBA regulations. The average amount of debentures outstanding for the three months ended March 31, 2020 for HT III were approximately $136.1 million with an average interest rate of approximately 2.81%.

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$956	$1,259
Amortization of debt issuance cost (loan fees)	310	128
Total interest expense and fees	$1,266	$1,387
Cash paid for interest expense	$2,533	$2,519

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2020 and December 31, 2019:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2020	December 31, 2019
September 22, 2010	September 1, 2020	3.50%	$—	$10,000
March 29, 2011	March 1, 2021	4.37%	—	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$110,250	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of March 31, 2020, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(930)	(1,020)
Original issue discount, net of accretion	(425)	(466)
Carrying value of 2022 Notes	$148,645	$148,514

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$1,939	$1,734
Amortization of debt issuance cost (loan fees)	90	90
Accretion of original issue discount	41	41
Total interest expense and fees	$2,070	$1,865
Cash paid for interest expense	$—	$—

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

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$—	$210
Amortization of debt issuance cost (loan fees)	—	1,686
Amortization of original issue premium	—	110
Total interest expense and fees	$—	$2,006
Cash paid for interest expense	$—	$1,305

July 2024 Notes

On July 16, 2019, the Company issued $105.0 million in aggregate principal amount of 4.77% notes due 2024 (the “July 2024 Notes”) to qualified institutional investors in a private placement pursuant to a note purchase agreement. The sale of the July 2024 Notes generated net proceeds of approximately $103.5 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $1.5 million.

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

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$105,000	$105,000
Unamortized debt issuance cost	(1,279)	(1,315)
Carrying value of July 2024 Notes	$103,721	$103,685

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$1,252	$—
Amortization of debt issuance cost (loan fees)	73	—
Total interest expense and fees	$1,325	$—
Cash paid for interest expense	$2,504	$—

As of March 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

February 2025 Notes

On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of senior unsecured notes due February 2025 (the “February 2025 Notes”) to qualified institutional investors in a private placement pursuant to a note purchase agreement (“2025 Note Purchase Agreement”). The sale of the February 2025 Notes generated net proceeds of approximately $49.4 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $576,000.

The February 2025 Notes have a fixed interest rate of 4.28% and are due February 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the February 2025 Notes is due semiannually and the February 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The 2025 Note Purchase Agreement also provides for the issuance of an additional $70.0 million aggregate principal amount of senior unsecured notes due June 2025 with a fixed interest rate of 4.31% per year that are expected to be issued in June 2020 (subject to the satisfaction of customary closing conditions contained in the 2025 Note Purchase Agreement).

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the February 2025 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$50,000	$—
Unamortized debt issuance cost	(558)	—
Carrying value of February 2025 Notes	$49,442	$—

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the February 2025 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$333	$—
Amortization of debt issuance cost (loan fees)	17	—
Total interest expense and fees	$350	$—
Cash paid for interest expense	$—	$—

As of March 31, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

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

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of March 31, 2020, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(1,934)	(2,030)
Carrying value of 2025 Notes	$73,066	$72,970

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$984	$984
Amortization of debt issuance cost (loan fees)	95	95
Total interest expense and fees	$1,079	$1,079
Cash paid for interest expense	$984	$984

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

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of March 31, 2020, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,472)	(1,499)
Carrying value of 2033 Notes	$38,528	$38,501

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$625	$625
Amortization of debt issuance cost (loan fees)	27	27
Total interest expense and fees	$652	$652
Cash paid for interest expense	$625	$625

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

At both March 31, 2020 and December 31, 2019, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$2,303	$2,303
Amortization of debt issuance cost (loan fees)	65	68
Total interest expense and fees	$2,368	$2,371
Cash paid for interest expense	$2,303	$2,303

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At March 31, 2020 and December 31, 2019, there was approximately $10.8 million and $20.9 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

As of March 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

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

At both March 31, 2020 and December 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million.

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$2,939	$2,254
Amortization of debt issuance cost (loan fees)	54	51
Total interest expense and fees	$2,993	$2,305
Cash paid for interest expense	$2,939	$1,927

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At March 31, 2020 and December 31, 2019, there was approximately $11.3 million and $29.7 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

As of March 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2020, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(1,709)	(1,932)
Original issue discount, net of accretion	(1,287)	(1,454)
Carrying value of 2022 Convertible Notes	$227,004	$226,614

For the three months ended March 31, 2020 and 2019, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$2,516	$2,516
Amortization of debt issuance cost (loan fees)	223	223
Accretion of original issue discount	168	168
Total interest expense and fees	$2,907	$2,907
Cash paid for interest expense	$5,031	$5,031

As of March 31, 2020, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of March 31, 2020 and December 31, 2019, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Seventh Amendment to the Wells Facility, or the Wells Facility Seventh Amendment. The Wells Facility Seventh Amendment, among other things, amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00%. The Wells Facility Seventh Amendment also extends the maturity date to January 2023, unless terminated earlier in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee of up to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

As of both March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding on the Wells Facility.

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$25	$167
Amortization of debt issuance cost (loan fees)	44	77
Total interest expense and fees	$69	$244
Cash paid for interest expense	$25	$125

As of March 31, 2020, the Company was in compliance with the terms of the Wells Facility.

Union Bank Facility

On February 20, 2020, the Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “Union Bank Facility”) with MUFG Union Bank, as the arranger and administrative agent, and the lenders party to the Union Bank Facility from time to time. The Union Bank Facility replaced the Company’s credit facility (the “2019 Union Bank Facility”) entered into on February 20, 2019 with MUFG Union Bank, as the arranger and administrative agent, and the lenders party thereto. The 2019 Union Bank Facility replaced the Company’s credit facility (the “Prior Union Bank Facility”) entered into on May 5, 2016 with MUFG Union Bank, as the arranger and administrative agent, and the lenders party thereto. Any references to amounts related to the Union Bank Facility prior to February 20, 2020 were incurred and relate to the Prior Union Bank Facility or the 2019 Union Bank Facility, as applicable.

Under the Union Bank Facility, the lenders have made commitments of $400.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by existing or additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at a rate per annum equal to LIBOR plus 2.50%. The Union Bank Facility matures on February 22, 2023 plus a 12-month amortization period, unless sooner terminated in accordance with its terms. The Union Bank Facility is secured by all of the assets of Hercules Funding IV.

The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period as follows: (i) 0.50% if less than or equal to 50% utilization; (ii) 0.375% if more than 50% utilization but less than or equal to 80% utilization; and (iii) 0.20% if more than 80% is utilized.

The Union Bank Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of

Hercules Funding IV. Among other things, these covenants also require the Company to maintain certain financial ratios, including a minimum interest coverage ratio with respect to Hercules Funding IV and a minimum tangible net worth in an amount that is in excess of $723.0 million.

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

As of March 31, 2020, the Company had borrowings outstanding of $71.1 million on the Union Bank Facility. The Company had borrowings outstanding of $103.9 million on the Union Bank Facility at December 31, 2019.

For the three months ended March 31, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$451	$184
Amortization of debt issuance cost (loan fees)	284	330
Total interest expense and fees	$735	$514
Cash paid for interest expense	$545	$148

As of March 31, 2020, the Company was in compliance with the terms of the Union Bank Facility.

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

During the three months ended March 31, 2020, the Company declared and paid a distribution of $0.40 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2020, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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

Taxable income for the three months ended March 31, 2020 was approximately $40.4 million or $0.37 per share. Taxable net realized gains for the same period were $9.0 million or approximately $0.08 per share. Taxable income for the three months ended March 31, 2019 was approximately $32.2 million or $0.33 per share. Taxable net realized gains for the same period were $3.2 million or approximately $0.03 per share.

For the three months ended March 31, 2020, the Company paid approximately $2.3 million of income tax, including excise tax, and had $765 accrued but unpaid tax expense, as of the balance sheet date. For the three months ended March 31, 2019, the Company paid approximately $1.1 million of income tax, including excise tax, and had $80,000 accrued but unpaid tax expense as of the balance sheet date.

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

During the three months ended March 31, 2020, the Company sold approximately 2.4 million shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $35.1 million, including $362,000 of offering expenses, from these sales. During the three months ended March 31, 2019, there were no shares of common stock sold under the Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2020, approximately 5.6 million shares remain available for issuance and sale under the Equity Distribution Agreement.

In addition to selling shares through the Equity Distribution Agreement, from time to time the Company may sell its shares through underwritten public offerings. On June 14, 2018, the Company closed its underwritten public offering of 6.9 million shares of common stock, including an over-allotment option to purchase an additional 900,000 shares of common stock (“June 2018 Equity Offering”). The offering generated net proceeds, before expenses, of $81.3 million, including the underwriting discount and commissions of $2.6 million.

On June 17, 2019, the Company closed its underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock (“June 2019 Equity Offering”). The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

The Company has issued stock options for common stock subject to future issuance, of which 442,737 and 449,116 were outstanding at March 31, 2020 and December 31, 2019, respectively.

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

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless earlier terminated by the Board, the 2018 Equity Incentive Plan will terminate on May 12, 2028. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless earlier terminated by the Board, the Director Plan will terminate on May 12, 2028. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Except for the Retention PSUs (as described below), these employees awards generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

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

The following table summarizes the common stock options activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	449,116	$13.32	481,032	$13.40
Granted	24,000	$14.48	49,000	$12.60
Exercised	(29,267)	$12.36	(13,501)	$11.39
Forfeited	(1,112)	$13.61	(1,613)	$12.16
Expired	—	$—	(51,999)	$14.85
Outstanding at March 31,	442,737	$13.44	462,919	$13.21
Shares Expected to Vest at March 31,	149,985	$13.55	189,346	$13.51

All options may be exercised for a period ending seven to ten years after the date of grant. At March 31, 2020, options for approximately 442,737 shares were outstanding at a weighted average exercise price of approximately $13.44 per share with weighted average of remaining contractual term of 4.53 years and zero aggregate intrinsic value. At March 31, 2020, options for approximately 292,752 shares were exercisable at a weighted average exercise price of approximately $13.55 per share with weighted average of remaining contractual term of 3.71 years and zero aggregate intrinsic value.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2020 and 2019 was approximately $6,000 and $18,000, respectively. During the three months ended March 31, 2020 and 2019, approximately $9,000 and $11,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2020, there was approximately $49,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.91 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Expected Volatility	15.71%	18.40%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.35% - 1.66%	2.18% - 2.62%

During the three months ended March 31, 2020 and 2019, the Company granted 677,887 shares and 48,116 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the three months ended March 31, 2020 and 2019 were approximately $9.5 million and $597,000, respectively. As of March 31, 2020, there were approximately $10.3 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.64 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	178,509	$12.88	380,870	$12.95
Granted	677,887	$14.00	48,116	$12.40
Vested	(23,035)	$12.73	(152,018)	$12.78
Forfeited	(8,627)	$14.15	—	$—
Unvested at March 31,	824,734	$13.79	276,968	$12.95

During the three months ended March 31, 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 922,494 shares of restricted stock units during three months ended March 31, 2019. The Company also granted approximately 25,382 shares and 46,321 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2020 and 2019, were approximately $340,000 and $12.7 million, respectively. As of March 31, 2020, there were approximately $4.1 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.74 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	603,837	$13.13	732,533	$13.50
Granted	—	$—	922,494	$13.14
Distribution Equivalent Unit Granted	25,382	$—	46,321	$—
Vested (1)	(182,595)	$13.36	(202,064)	$13.37
Forfeited	(6,873)	$12.97	(450)	$14.21
Unvested at March 31,	439,751	$13.05	1,498,834	$13.29

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the three months ended March 31, 2020, the Company expensed approximately $1.6 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $2.2 million in compensation expense related to restricted stock awards and restricted stock units during the three months ended March 31, 2019.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of March 31, 2020, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During the three months ended March 31, 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of March 31, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $3.6 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 2.09 years. As of March 31, 2020, there was approximately $1.7 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator
Net increase (decrease) in net assets resulting from operations	$(28,723)	$61,585
Less: Distributions declared-common and restricted shares	(44,223)	(29,900)
Undistributed earnings (loss)	(72,946)	31,685
Undistributed earnings (loss)-common shares	(72,946)	31,610
Add: Distributions declared-common shares	43,884	29,829
Numerator for basic and diluted change in net assets per common share	$(29,062)	$61,439

Denominator
Basic weighted average common shares outstanding	108,955	96,218
Common shares issuable	—	290
Weighted average common shares outstanding assuming dilution	108,955	96,508

Change in net assets per common share
Basic	$(0.27)	$0.64
Diluted	$(0.27)	$0.64

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three months ended March 31, 2020, as the Company had a net loss, the effect of the 2022 Convertible Notes, outstanding common stock options, restricted stock units and awards, and Retention PSUs under the treasury stock method was anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share. For the three months ended March 31, 2019, the effect of the 2022 Convertible Notes was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.6 million shares of 2022 Convertible Notes, 42,066 shares of unvested common stock options, 139,660 shares of unvested restricted stock units, 35,208 shares of unvested restricted stock awards, and 197,274 shares of unvested Retention PSUs. For the three months ended March 31, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 4.0 million shares related to 2022 Convertible Notes, 38,728 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs.

At both March 31, 2020 and December 31, 2019, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share data (1):
Net asset value at beginning of period	$10.55	$9.90
Net investment income	0.37	0.30
Net realized gain (loss) on investments	0.06	0.05
Net unrealized appreciation (depreciation) on investments	(0.70)	0.29
Total from investment operations	(0.27)	0.64
Net increase (decrease) in net assets from capital share transactions (1)	0.01	(0.01)
Distributions of net investment income (6)	(0.40)	(0.31)
Distributions of capital gains (6)	—	—
Stock-based compensation expense included in investment income (2)	0.03	0.04
Net asset value at end of period	$9.92	$10.26

Ratios and supplemental data:
Per share market value at end of period	$7.64	$12.66
Total return (3)	(44.48%)	17.22%
Shares outstanding at end of period	110,601	96,543
Weighted average number of common shares outstanding	108,955	96,218
Net assets at end of period	$1,097,080	$990,349
Ratio of total expense to average net assets (4)	11.38%	12.41%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.98%	12.10%
Portfolio turnover rate (5)	8.65%	4.27%
Weighted average debt outstanding	$1,262,452	$1,078,538
Weighted average debt per common share	$11.59	$11.21

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

(3)

The total return for the three months ended March 31, 2020 and 2019 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the three months ended March 31, 2020 and 2019 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At March 31, 2020, the Company had approximately $134.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $78.8 million of non-binding term sheets outstanding at March 31, 2020. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
The Wing	$30,000
Codiak Biosciences, Inc.	15,000
Tricida, Inc.	15,000
Chemocentryx, Inc.	15,000
Contentful, Inc.	11,250
Eidos Therapeutics, Inc.	11,250
Antares Pharma Inc.	10,000
Replimune Group, Inc.	10,000
Dashlane, Inc.	5,000
Clarabridge, Inc.	5,000
Campaign Monitor Limited	2,979
The CM Group LLC	1,750
Ikon Science Limited	1,050
Velocity Clinical Research, Inc.	750
Yipit, LLC	425
ePayPolicy Holdings, LLC	250
Total	$134,704

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of March 31, 2020 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,281,375	$—	$490,250	$226,125	$565,000
Lease and License Obligations (4)	13,200	3,309	5,954	2,425	1,512
Total	$1,294,575	$3,309	$496,204	$228,550	$566,512

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $110.3 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $71.1 million outstanding under the Union Bank Credit Facility as of March 31, 2020. There were no outstanding borrowings under the Wells Facility as of March 31, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $775,000 during the three months ended March 31, 2020. Total rent expense amounted to approximately $588,000 during the three months ended March 31, 2019. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020
Total operating lease cost	$735
Cash paid for amounts included in the measurement of lease liabilities	$550
ROU assets obtained in exchange for lease liabilities	$—

As of March 31, 2020
Weighted-average remaining lease term (in years)	4.76
Weighted-average discount rate	5.45%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2020:

(in thousands)
Remainder of 2020	$2,246
2021	2,903
2022	3,002
2023	2,293
2024	693
Thereafter	1,512
Total lease payments	12,648
Less: imputed interest	(1,505)
Total operating lease liability	$11,144

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

11. Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between level 1 and level 2 of the fair value hierarchy, and level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company partially adopted the standard effective July 1, 2019 and fully adopted this standard effective January 1, 2020, which did not have a material impact, on its consolidated financial statements and related disclosures for the periods presented.

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

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment as of March 12, 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates and does not believe that it will have a material impact on its consolidated financial statements and disclosures.

12. Subsequent Events

On April 27, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on May 21, 2020 to stockholders of record as of May 14, 2020.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 4, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•

the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including global, U.S. and local economies, our business operations and continuity, potential disruption to our portfolio companies, tightened availability to capital and financing, the health and productivity of our employees, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020 and under “Forward-Looking Statements” of this Item 2.

Recent COVID-19 Developments

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. While COVID-19 had a negative impact on our net income for the quarter, other key financial components such as total investment income and net investment income increased as compared to previous periods. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $193.3 million in tangible assets which accounted for approximately 8.1% of our total assets at March 31, 2020.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.3 billion at both March 31, 2020 and December 31, 2019. The fair value of our debt investment portfolio at March 31, 2020 was approximately $2.2 billion, compared to a fair value of approximately $2.1 billion at December 31, 2019. The fair value of the equity portfolio at March 31, 2020 was approximately $94.5 million, compared to a fair value of approximately $145.0 million at December 31, 2019. The fair value of the warrant portfolio at March 31, 2020 was approximately $12.4 million, compared to a fair value of approximately $20.9 million at December 31, 2019.

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

Our portfolio activity for the three months ended March 31, 2020 and the year ended December 31, 2019 was comprised of the following:

(in millions)	March 31, 2020	December 31, 2019
Debt Commitments (1)
New portfolio company	$82.0	$1,101.3
Existing portfolio company	174.8	355.8
Total	$256.8	$1,457.1
Funded and Restructured Debt Investments (2)
New portfolio company	$76.7	$640.6
Existing portfolio company	156.9	367.3
Total	$233.6	$1,007.9
Funded Equity Investments
New portfolio company	$—	$6.1
Existing portfolio company	—	11.7
Total	$—	$17.8
Unfunded Contractual Commitments (3)
Total	$134.7	$133.7
Non-Binding Term Sheets
New portfolio company	$50.0	$50.0
Existing portfolio company	28.8	144.0
Total	$78.8	$194.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2020, we received approximately $167.5 million in aggregate principal repayments. Of the approximately $167.5 million of aggregate principal repayments, approximately $17.0 million were scheduled principal payments and approximately $150.5 million were early principal repayments related to eight portfolio companies. Of the approximately $150.5 million early principal repayments, approximately $70.0 million were early repayments due to merger and acquisition transactions for three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the three months ended March 31, 2020 and the year ended December 31, 2019 was as follows:

(in millions)	March 31, 2020	December 31, 2019
Beginning portfolio	$2,314.5	$1,880.4
New fundings and restructures	233.6	1,025.7
Warrants not related to current period fundings	—	0.8
Principal payments received on investments	(17.0)	(73.4)
Early payoffs	(150.5)	(526.8)
Accretion of loan discounts and paid-in-kind principal	10.9	43.3
Net acceleration of loan discounts and loan fees due to early payoff or restructure	0.1	(9.7)
New loan fees	(2.7)	(15.3)
Sale of investments	(17.0)	(29.1)
Gain (loss) on investments due to sales or write offs	6.9	6.0
Net change in unrealized appreciation (depreciation)	(76.3)	12.6
Ending portfolio	$2,302.5	$2,314.5

As of March 31, 2020, we held debt, warrants, or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2020, our debt investments generally have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.9% to approximately 15.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $41.5 million of unamortized fees at March 31, 2020, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $6.9 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, we had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2020, we had approximately $40.1 million in exit fees receivable, of which approximately $36.4 million was included as a component of the cost basis of our current debt investments and approximately $3.7 million was a deferred receivable related to expired commitments. At December 31, 2019, we had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of our current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.0 million and $2.1 million in PIK income during the three months ended March 31, 2020 and 2019, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 11.8% and 12.7% during the three months ended March 31, 2020 and 2019, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.6% and 13.0% for the three months ended March 31, 2020 and 2019, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.3% and 11.5% during the three months ended March 31, 2020 and 2019, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately (44.5%) and 17.2% during the three months ended March 31, 2020 and 2019, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of March 31, 2020, approximately 88.9% of the fair value of our portfolio was composed of investments in five industries: 30.1% was composed of investments in the "Drug Discovery & Development" industry, 28.0% was composed of investments in the "Software" industry, 22.9% was composed of investments in the "Internet Consumer & Business Services" industry, 4.6% was composed of investments in the "Healthcare Services, Other" industry, and 3.3% was composed of investments in the "Sustainable and Renewable Technology" industry.

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

For the three months ended March 31, 2020 and the year ended December 31, 2019, our ten largest portfolio companies represented approximately 29.0% and 27.8% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2020 and December 31, 2019, we had eight and six investments, respectively, that represented 5% or more of our net assets. At March 31, 2020, we had five equity investments representing approximately 61.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2019, we had six equity investments which represented approximately 63.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, approximately 97.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2020, we held warrants in 110 portfolio companies, with a fair value of approximately $12.4 million. The fair value of our warrant portfolio decreased by approximately $8.5 million, as compared to a fair value of $20.9 million at December 31, 2019 primarily related to the decrease in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $71.7 million to exercise such warrants as of March 31, 2020. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2020 and December 31, 2019, respectively:

(in thousands)	March 31, 2020			December 31, 2019
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	12	$390,426	17.7%	14	$387,327	18.0%
2	35	818,128	37.3%	52	1,180,536	55.0%
3	41	917,249	41.8%	23	509,940	23.7%
4	6	54,316	2.5%	6	69,016	3.2%
5	4	15,471	0.7%	2	1,773	0.1%
	98	$2,195,590	100.0%	97	$2,148,592	100.0%

As of March 31, 2020 and December 31, 2019, our debt investments had a weighted average investment grading of 2.34 and 2.15 on a cost basis, respectively. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Investment Income

Interest Income

Total investment income for the three months ended March 31, 2020 was approximately $73.6 million as compared to approximately $58.8 million for the three months ended March 31, 2019.

Interest income for the three months ended March 31, 2020 totaled approximately $66.2 million as compared to approximately $55.5 million for the three months ended March 31, 2019. The increase in interest income for the three months ended March 31, 2020 as compared to the same period ended March 31, 2019 is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans, and an increase in the acceleration of interest income due to early loan repayments.

Of the $66.2 million in interest income for the three months ended March 31, 2020, approximately $60.8 million represents recurring income from the contractual servicing of our loan portfolio and approximately $5.4 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented approximately $55.1 million and $412,000, respectively, of the $55.5 million interest income for the three months ended March 31, 2019.

The following table shows the PIK-related activity for the three months ended March 31, 2020 and 2019, at cost:

	Three Months Ended March 31,
(in thousands)	2020	2019
Beginning PIK interest receivable balance	$14,498	$12,717
PIK interest income during the period	2,047	2,146
PIK accrued (capitalized) to principal but not recorded as income during the period	—	—
Payments received from PIK loans	(1,059)	(549)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$15,486	$14,314

The slight decrease in PIK interest income during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is due to a decrease in the weighted average principal outstanding for loans on accrual which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2020 totaled approximately $7.4 million as compared to approximately $3.3 million for the three months ended March 31, 2019. The increase in fee income for the three months ended March 31, 2020 is primarily due to an increase in the facilities fees and one-time fees due to early repayments.

Of the $7.4 million in fee income for the three months ended March 31, 2020, approximately $2.9 million represents income from recurring fee amortization and approximately $4.5 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $3.2 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.1 million and $1.2 million, respectively, of the $3.3 million in income for the three months ended March 31, 2019.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2020 or 2019.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $33.0 million and $29.8 million during the three months ended March 31, 2020 and 2019, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $16.3 million and $15.6 million for the three months ended March 31, 2020 and 2019, respectively. Interest and fee expense during the three months ended March 31, 2020, as compared to the same periods ended March 31, 2019, increased due to the issuance of our July 2024 Notes in July 2019 and the issuance of our February 2025 Notes in February 2020, as well as interest related to our 2028 Asset-Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.2% and 5.8% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the weighted average cost of debt for the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $6.1 million from $4.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expenses for the three months ended March 31, 2020 is mainly due to an increase in income taxes, rent, termination, legal, and marketing related expenses.

Employee Compensation

Employee compensation and benefits totaled $8.2 million for the three months ended March 31, 2020 as compared to $6.6 million for the three months ended March 31, 2019. The increase between the three months ended March 31, 2020 and 2019 was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $2.4 million for the three months ended March 31, 2020 as compared to $3.4 million for the three months ended March 31, 2019. The decrease between the three months ended March 31, 2020 and 2019 was primarily due to a settlement with our former Chairman and Chief Executive Officer, and elimination of associated stock-based compensation expense.

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

A summary of realized gains and losses for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Realized gains	$12,188	$8,838
Realized losses	(5,221)	(4,283)
Net realized gains (losses)	$6,967	$4,555

During the three months ended March 31, 2020, we recognized net realized gains of $7.0 million on the portfolio. During the three months ended March 31, 2020, we recorded gross realized gains of $12.2 million primarily from the sale of our public equity holdings. These gains were partially offset by gross realized losses of $5.2 million primarily from the liquidation or write-off of our equity or warrant positions during the period.

During the three months ended March 31, 2019, we recognized net realized gains of $4.5 million on the portfolio. During the three months ended March 31, 2019, we recorded gross realized gains of $8.8 million primarily from the sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $4.3 million primarily from the liquidation or write-off of our debt, equity, and warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gross unrealized appreciation on portfolio investments	$14,320	$50,829
Gross unrealized depreciation on portfolio investments	(86,523)	(21,019)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(4,067)	(1,880)
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	(76,270)	27,930
Other net unrealized appreciation (depreciation)	—	67
Total net unrealized appreciation (depreciation) on investments	$(76,270)	$27,997

During the three months ended March 31, 2020, we recorded $76.3 million of net unrealized depreciation, all of which was net unrealized depreciation from our debt, equity and warrant investments. We recorded $25.8 million of net unrealized depreciation on our debt investments which was primarily related to $26.5 million of net unrealized depreciation on the debt portfolio partially offset by $683,000 of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off of our portfolio companies.

We recorded $43.9 million of net unrealized depreciation on our equity investments and $6.6 million of net unrealized depreciation on our warrant investments during the three months ended March 31, 2020. This net unrealized depreciation of $50.5 million was primarily attributable to $45.8 million of unrealized depreciation on the equity and warrant portfolio and $4.7 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended March 31, 2019, we recorded $28.0 million of net unrealized appreciation, of which $27.9 million was net unrealized appreciation from our debt, equity and warrant investments. We recorded $3.1 million of net unrealized appreciation on our debt investments which was attributable to $2.6 million of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off or write-off and $553,000 of net unrealized appreciation on the debt portfolio.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2020, we had a net decrease in net assets resulting from operations of approximately $28.7 million and for the three months ended March 31, 2019, we had a net increase in net assets resulting from operations of approximately $61.6 million.

Both the basic and fully diluted net change in net assets per common share were $(0.27) per share for the three months ended March 31, 2020. Both the basic and fully diluted net change in net assets per common share were $0.64 per share for the three months ended March 31, 2019.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2020, as we had a net loss, the effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method is anti-dilutive and accordingly, is excluded from the calculation of diluted loss per share. The effect of the 2022 Convertible

Notes was excluded from these calculations for the three months ended March 31, 2019 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material.

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

On February 20, 2019, we, through a special purpose wholly owned subsidiary, Hercules Funding IV, as borrower, entered the 2019 Union Bank Facility. The 2019 Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the 2019 Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility. Under the 2019 Union Bank Facility, the lenders have made commitments of $200.0 million.

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

On June 28, 2019, Hercules Funding IV entered into the Union Bank Facility Amendment to the 2019 Union Bank Facility. The Union Bank Facility Amendment amends certain provisions of the 2019 Union Bank Facility to, among other things, (i) delete the financial covenant with respect to maintaining minimum portfolio funding liquidity, (ii) add a covenant prohibiting Hercules Funding IV from acquiring or owning unfunded commitments to makers of certain notes receivable, and (iii) revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of us with respect to split-funded notes receivable owned by Hercules Funding IV and an affiliate thereof (including Hercules Funding II).

On July 16, 2019, we issued $105.0 million in aggregate principal amount of July 2024 Notes. The sale of the July 2024 Notes generated net proceeds of approximately $103.5 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.5 million.

On February 5, 2020, we issued $50.0 million in aggregate principal amount of February 2025 Notes pursuant to the “2025 Note Purchase Agreement.” The sale of the February 2025 Notes generated net proceeds of approximately $49.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $576,000. The 2025 Note Purchase Agreement also provides for the issuance of an additional $70.0 million aggregate principal amount of senior unsecured notes due June 2025 that are expected to be issued in June 2020 (subject to the satisfaction of customary closing conditions contained in the 2025 Note Purchase Agreement).

On February 20, 2020, we, through a special purpose wholly owned subsidiary, Hercules Funding IV, as borrower, entered the Union Bank Facility. The Union Bank Facility replaced the 2019 Union Bank Facility. Any references to amounts related to the Union Bank Facility from February 20, 2019 to February 20, 2020 were incurred and relate to the 2019 Union Bank Facility. Under the Union Bank Facility, the lenders have made commitments of $400.0 million.

On March 1, 2020, we paid down $38.7 million of SBA debentures.

During the three months ended March 31, 2020, we sold 2.4 million shares of common stock under the Equity Distribution Agreement. As of March 31, 2020, approximately 5.6 million shares remain available for issuance and sale under the Equity Distribution Agreement.

At March 31, 2020, we had $110.3 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no outstanding borrowings on the Wells Facility, and $71.1 million of borrowings outstanding on the Union Bank Facility.

At March 31, 2020, we had $438.2 million in available liquidity, including $34.3 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $328.9 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2020, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC. With our net investment of $74.5 million in HT III, we have the approved capacity to issue a total of $110.3 million of SBA guaranteed debentures. At March 31, 2020, we have issued $110.3 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At March 31, 2020, we had approximately $22.1 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the three months ended March 31, 2020, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the three months ended March 31, 2020, our operating activities used $24.7 million of cash and cash equivalents, compared to $141.6 million used during the three months ended March 31, 2019. This $116.9 million decrease in cash used in operating activities is primarily related to an increase of $101.7 million in principal and fee payments received on investments.

During the three months ended March 31, 2020, our investing activities used approximately $29,000 of cash, compared to $83,000 used during the three months ended March 31, 2019. The $54,000 decrease in cash used in investing activities was due to a decrease in purchase of capital equipment.

During the three months ended March 31, 2020, our financing activities used $33.9 million of cash, compared to $122.4 million provided during the three months ended March 31, 2019. The net change of $156.3 million increase in cash used by financing activities was primarily due to $38.7 million increase in repayment of long-term SBA debentures, $14.1 million increase in distribution paid, and $24.1 million increase in repayment of the Credit Facilities. This is partially offset by $50.0 million of the issuance of February 2025 Notes in February 2020 and $35.0 million increase in issuance of common stock.

As of March 31, 2020, our net assets totaled $1.1 billion, with a NAV per share of $9.92. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As described above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of March 31, 2020, our asset coverage ratio under our regulatory requirements as a BDC was 193.5% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 185.5% at March 31, 2020.

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

At March 31, 2020, we had approximately $134.7 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $78.8 million of non-binding term sheets outstanding to one new company and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2020:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,281,375	$—	$490,250	$226,125	$565,000
Lease and License Obligations (4)	13,200	3,309	5,954	2,425	1,512
Total	$1,294,575	$3,309	$496,204	$228,550	$566,512

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $110.3 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the

2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $71.1 million under the Union Bank Credit Facility as of March 31, 2020. There were no outstanding borrowings under the Wells Facility as of March 31, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $775,000 during the three months ended March 31, 2020 and approximately $588,000 during the three months ended March 31, 2019.

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

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2019, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2020 distributions to stockholders will actually be.

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

At March 31, 2020, approximately 96.1% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We intend to continue to engage one or more independent valuation firm(s) to provide us with valuation assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three months ended March 31, 2020.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three months ended March 31, 2020. See “— Results of Operations” for a comparison of investment income for the three months ended March 31, 2020 and 2019.

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

Subsequent Events

On April 27, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on May 21, 2020 to stockholders of record as of May 14, 2020.

COVID-19

We have been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 4, 2020, there is no indication of a reportable subsequent event impacting our financial statements for the three months ended March 31, 2020. We continue to observe and respond to the evolving COVID-19 environment and its potential impact on areas across our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2020, approximately 97.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(2,067)	$(84)	$(1,983)	$(0.02)
(50)	$(1,444)	$(56)	$(1,388)	$(0.01)
(25)	$(728)	$(28)	$(700)	$(0.01)
25	$1,224	$28	$1,196	$0.01
50	$2,509	$56	$2,453	$0.02
75	$3,912	$84	$3,828	$0.04
100	$5,553	$112	$5,441	$0.05
200	$15,442	$224	$15,218	$0.14

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2020, we did not engage in interest rate or foreign currency hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 20, 2020 (the “Annual Report”).

The effects of the outbreak of COVID-19 has negatively affected the global economy and the United States economy, and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and global economies and financial markets. The spread of COVID-19 has caused quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate.  Disruptions to our portfolio companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the United States economy and may materially disrupt financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our loans which would negatively impact our liquidity position and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.  We are taking precautions to protect the safety and well-being of our employees. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to service the portfolio.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Our common stock price may be volatile or trade below its NAV per share, which may cause a decline in your investment or limit our ability to raise additional equity capital.

The stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline.

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

Additionally, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or other derivative shareholder lawsuits. We may be the target of this type of litigation in the future.

Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business regardless of the outcome.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2020 that represent greater than 5% of our net assets:

	March 31, 2020
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$82,333	7.5%
Oak Street Health	82,039	7.5%
EverFi, Inc.	81,628	7.4%
Paratek Pharmaceuticals, Inc.	72,804	6.6%
Businessolver.com, Inc.	63,736	5.8%
Tricida, Inc.	62,903	5.7%
Delphix Corp.	58,633	5.3%
SeatGeek, Inc.	57,579	5.2%
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•	Oak Street Health operates primary care clinics and healthcare centers that provides healthcare facilities for Medicare eligible beneficiaries, and it serves patients in the United States.
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

•	Tricida, Inc. is a biopharmaceutical company that focuses on the discovery and clinical development of novel therapeutics to address renal, metabolic, and cardiovascular diseases.
•	Delphix Corp. is a technology company that develops database virtualization software solutions.
•	SeatGeek, Inc. is a technology company that develops online ticket search engines for live entertainment such as sports, concerts, and other events.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2020, we issued 58,713 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $827,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Bylaws of Hercules Capital, Inc., dated March 19, 2020.(1)
10.1

Loan and Security Agreement, dated February 20, 2020 by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the administrative agent, lender and swingline lender and the lenders part thereto from time to time.(2)

10.2

Sale and Servicing Agreement, dated as of February 20, 2020, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(2)

10.4	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(3)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 20, 2020.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 20, 2020.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 6, 2020.

Schedule 12 – 14
HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2020

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2019 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of March 31, 2020 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$559	$—	$14,780	$14	$—	$—	$14,794
	Preferred Stock	—	—	33,000	—	—	(6,464)	26,536
	Common Stock	—	—	2,380	—	—	(466)	1,914
Total Majority Owned Control Investments		$559	$—	$50,160	$14	$—	$(6,930)	$43,244
Other Control Investments
Tectura Corporation(5)	Senior Debt	$87	$—	$9,586	$—	$(134)	$(921)	$8,531
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$87	$—	$9,586	$—	$(134)	$(921)	$8,531
Total Control Investments		$646	$—	$59,746	$14	$(134)	$(7,851)	$51,775

Affiliate Investments
Optiscan BioMedical, Corp.	Convertible Debt	$5	$—	$—	$407	$—	$—	$407
	Preferred Warrants	—	—	209	—	—	(209)	—
	Preferred Stock	—	—	8,984	—	—	(7,166)	1,818
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	215	—	12,615	—	—	(2,614)	10,001
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$220	$—	$21,808	$407	$—	$(9,989)	$12,226
Total Control and Affiliate Investments		$866	$—	$81,554	$421	$(134)	$(17,840)	$64,001

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2020

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,794	$14,794
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	26,536
	Diversified Financial Services	Common Stock			830,000	1,884	1,914
Total Gibraltar Business Capital, LLC						$42,800	$43,244
Total Majority Owned Control Investments (3.94%)*						$42,800	$43,244
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$13,023	13,023	281
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,531
Total Other Control Investments (0.78%)*						$22,413	$8,531
Total Control Investments (4.72%)*						$65,213	$51,775

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	408	$408	$407
	Medical Devices & Equipment	Preferred Series B Equity			61,855	3,000	—
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	—
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	—
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,240	1,818
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	—
Total Optiscan BioMedical, Corp.						$14,132	$2,225
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	$10,775	$8,509
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	PIK Interest 10.00%	$683	683	—
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			1	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,452	$10,001
Total Affiliate Investments (1.11%)*						$88,584	$12,226
Total Control and Affiliate Investments (5.83%)*						$153,797	$64,001

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: May 4, 2020	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 4, 2020	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer