Form 10-Q
period 2020-06-30
Hercules Capital, Inc.
filed 2020-07-30
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On July 27, 2020, there were 114,229,759 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,347,547 and $2,248,524, respectively)	$2,297,180	$2,232,972
Control investments (cost of $65,227 and $65,333, respectively)	54,431	59,746
Affiliate investments (cost of $88,584 and $88,175, respectively)	11,910	21,808
Total investments in securities, at value (cost of $2,501,357 and $2,402,032, respectively)	2,363,521	2,314,526
Cash and cash equivalents	35,884	64,393
Restricted cash	33,599	50,603
Interest receivable	19,458	20,207
Right of use asset	10,492	11,659
Other assets	5,547	580
Total assets	$2,468,501	$2,461,968

Liabilities
Accounts payable and accrued liabilities	$29,162	$30,306
Operating lease liability	10,178	11,538
SBA Debentures, net (principal of $110,250 and $149,000, respectively) (1)	109,808	148,165
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	148,776	148,514
July 2024 Notes, net (principal of $105,000 and $105,000, respectively) (1)	103,795	103,685
February 2025 Notes, net (principal of $50,000 and $0, respectively) (1)	49,465	—
2025 Notes, net (principal of $75,000 and $75,000, respectively) (1)	73,161	72,970
June 2025 Notes, net (principal of $70,000 and $0, respectively) (1)	69,217	—
2033 Notes, net (principal of $40,000 and $40,000, respectively) (1)	38,555	38,501
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	197,448	197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,511	247,395
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	227,395	226,614
Credit Facilities	—	103,919
Total liabilities	$1,304,471	$1,328,919

Net assets consist of:
Common stock, par value	115	108
Capital in excess of par value	1,223,263	1,145,106
Total distributable earnings (loss)	(59,348)	(12,165)
Total net assets	$1,164,030	$1,133,049
Total liabilities and net assets	$2,468,501	$2,461,968

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	114,230	107,364
Net asset value per share	$10.19	$10.55

(1)

The Company’s SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Restricted Cash	33,599	$50,603
2027 Asset-Backed Notes, investments in securities, at value (cost of $297,358 and $283,891, respectively)	296,249	283,658
2028 Asset-Backed Notes, investments in securities, at value (cost of $352,401 and $347,295, respectively)	351,871	347,929
Total assets	$681,719	$682,190

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,448	$197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,511	247,395
Total liabilities	$444,959	$444,707

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income:
Interest income
Non-control/Non-affiliate investments	$62,667	$59,932	$128,005	$113,872
Control investments	731	1,040	1,377	2,064
Affiliate investments	157	738	377	1,247
Total interest income	63,555	61,710	129,759	117,183
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	3,511	5,028	7,707	7,478
Control investments	5	4	10	8
Affiliate investments	—	72	—	160
Total commitment, facility and loan fee income	3,516	5,104	7,717	7,646
One-time fee income
Non-control/Non-affiliate investments	897	2,450	4,111	3,230
Total one-time fee income	897	2,450	4,111	3,230
Total fee income	4,413	7,554	11,828	10,876
Total investment income	67,968	69,264	141,587	128,059
Operating expenses:
Interest	15,076	13,515	29,608	26,070
Loan fees	1,650	1,646	3,444	4,655
General and administrative
Legal expenses	991	1,963	1,890	2,626
Tax expenses	899	593	2,034	891
Other expenses	3,973	3,239	7,998	6,431
Total general and administrative	5,863	5,795	11,922	9,948
Employee compensation
Compensation and benefits	7,180	9,190	15,394	15,813
Stock-based compensation	2,515	3,851	4,955	7,273
Total employee compensation	9,695	13,041	20,349	23,086
Total operating expenses	32,284	33,997	65,323	63,759
Net investment income	35,684	35,267	76,264	64,300
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	141	4,271	7,108	8,826
Total net realized gain (loss) on investments	141	4,271	7,108	8,826
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	23,613	9,794	(34,816)	41,884
Control investments	2,642	808	(5,209)	(2,068)
Affiliate investments	(315)	(2,009)	(10,305)	(3,226)
Total net unrealized appreciation (depreciation) on investments	25,940	8,593	(50,330)	36,590
Total net realized and unrealized gain (loss)	26,081	12,864	(43,222)	45,416
Net increase (decrease) in net assets resulting from operations	$61,765	$48,131	$33,042	$109,716

Net investment income before investment gains and losses per common share:
Basic	$0.32	$0.36	$0.69	$0.66
Change in net assets resulting from operations per common share:
Basic	$0.55	$0.49	$0.29	$1.13
Diluted	$0.55	$0.49	$0.29	$1.12
Weighted average shares outstanding
Basic	111,558	98,223	110,256	97,226
Diluted	111,729	98,737	110,504	97,630
Distributions paid per common share:
Basic	$0.32	$0.33	$0.72	$0.64

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2020	Shares	Par Value	of par value	(loss)	Assets
Balance at March 31, 2020	110,601	$111	$1,182,080	$(85,111)	$1,097,080
Net increase (decrease) in net assets resulting from operations	—	—	—	61,765	61,765
Public offering, net of offering expenses	3,525	4	38,696	—	38,700
Issuance of common stock under restricted stock plan	52	—	—	—	—
Retired shares for restricted stock vesting	(10)	—	(282)	—	(282)
Distributions reinvested in common stock	62	—	643	—	643
Distributions	—	—	—	(36,002)	(36,002)
Stock-based compensation (1)	—	—	2,126	—	2,126
Balance at June 30, 2020	114,230	$115	$1,223,263	$(59,348)	$1,164,030

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	33,042	33,042
Public offering, net of offering expenses	5,966	6	73,656	—	73,662
Issuance of common stock due to stock option exercises	29	—	362	—	362
Retired shares from net issuance	(24)	—	(376)	—	(376)
Issuance of common stock under restricted stock plan	801	1	(1)	—	—
Retired shares for restricted stock vesting	(27)	—	(1,162)	—	(1,162)
Distributions reinvested in common stock	121	—	1,470	—	1,470
Distributions	—	—	—	(80,225)	(80,225)
Stock-based compensation (1)	—	—	4,208	—	4,208
Balance at June 30, 2020	114,230	$115	$1,223,263	$(59,348)	$1,164,030

(1)	Stock-based compensation includes $23 and $44 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2020.

See notes to consolidated financial statements

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended June 30, 2019	Shares	Par Value	of par value	(loss)(2)	Stock	Assets
Balance at March 31, 2019	96,543	$96	$1,051,427	$(61,174)	$—	$990,349
Net increase (decrease) in net assets resulting from operations	—	—	—	48,131	—	48,131
Public offering, net of offering expenses	7,700	8	95,436	—	—	95,444
Issuance of common stock due to stock option exercises	1	—	7	—	—	7
Retired shares from net issuance	(1)	—	(7)	—	—	(7)
Issuance of common stock under restricted stock plan	10	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	—	—	—	—
Retired shares for restricted stock vesting	(13)	—	(196)	—	—	(196)
Distributions reinvested in common stock	42	—	557	—	—	557
Distributions	—	—	—	(32,151)	—	(32,151)
Stock-based compensation (1)	—	—	2,550	—	—	2,550
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	109,716	—	109,716
Public offering, net of offering expenses	7,700	8	95,415	—	—	95,423
Issuance of common stock due to stock option exercises	14	—	161	—	—	161
Retired shares from net issuance	(12)	—	(166)	—	—	(166)
Issuance of common stock under restricted stock plan	58	—	—	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(68)	—	(887)	—	—	(887)
Distributions reinvested in common stock	89	—	1,189	—	—	1,189
Issuance of Convertible Notes	—	—	—	—	—	—
Distributions	—	—	—	(62,051)	—	(62,051)
Stock-based compensation (1)	—	—	5,855	—	—	5,855
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684

(1)	Stock-based compensation includes $24 and $31 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2019.
(2)	Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 11.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$33,042	$109,716
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(365,890)	(607,847)
Principal and fee payments received on investments	269,234	267,654
Proceeds from the sale of investments	19,802	21,264
Net unrealized depreciation (appreciation) on investments	50,330	(36,590)
Net realized loss (gain) on investments	(7,108)	(8,826)
Accretion of paid-in-kind principal	(4,230)	(4,310)
Accretion of loan discounts	(2,345)	(1,510)
Accretion of loan discount on convertible notes	336	336
Accretion of loan exit fees	(12,692)	(11,253)
Change in deferred loan origination revenue	3,664	10,787
Unearned fees related to unfunded commitments	(688)	1,898
Amortization of debt fees and issuance costs	2,489	3,956
Depreciation	222	101
Stock-based compensation and amortization of restricted stock grants (1)	4,208	5,855
Change in operating assets and liabilities:
Interest and fees receivable	749	(1,247)
Prepaid expenses and other assets	(1,387)	(11,453)
Accounts payable	(16)	(191)
Accrued liabilities	(2,488)	10,136
Net cash provided by (used in) operating activities	(12,768)	(251,524)

Cash flows from investing activities:
Purchases of capital equipment	(67)	(241)
Net cash provided by (used in) investing activities	(67)	(241)

Cash flows from financing activities:
Issuance of common stock, net	73,662	95,379
Retirement of employee shares	(1,178)	(850)
Distributions paid	(78,755)	(60,862)
Issuance of 2028 Asset-Backed Notes	—	250,000
Issuance of February 2025 Notes	50,000	—
Issuance of June 2025 Notes	70,000
Repayments of 2024 Notes	—	(83,510)
Repayments of Long-Term SBA Debentures	(38,750)	—
Borrowings of credit facilities	325,288	405,192
Repayments of credit facilities	(429,207)	(364,727)
Cash paid for debt issuance costs	(1,419)	(3,117)
Fees paid for credit facilities and debentures	(2,319)	(2,997)
Net cash provided by (used in) financing activities	(32,678)	234,508
Net increase (decrease) in cash, cash equivalents, and restricted cash	(45,513)	(17,257)
Cash, cash equivalents, and restricted cash at beginning of period	114,996	45,857
Cash, cash equivalents, and restricted cash at end of period	$69,483	$28,600

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Distributions reinvested	1,470	1,189

(1)	Stock-based compensation includes $44 and $31 of restricted stock and option expense related to director compensation for the six months ended June 30, 2020 and 2019, respectively.

See notes to consolidated financial statements

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$35,884	$13,261
Restricted cash	33,599	15,339
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$69,483	$28,600

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,801	$6,801
Subtotal: 1-5 Years Maturity						6,801	6,801
Subtotal: Communications & Networking (0.58%)*						6,801	6,801
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,808	14,808
Subtotal: 1-5 Years Maturity						14,808	14,808
Subtotal: Diversified Financial Services (1.27%)*						14,808	14,808
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)(17)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	40,858	40,267
Subtotal: 1-5 Years Maturity						40,858	40,267
Subtotal: Drug Delivery (3.46%)*						40,858	40,267
Drug Discovery & Development
Under 1 Year Maturity
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 3.00% or Floor rate of 8.00%, 13.43% Exit Fee	$12,922	13,690	13,682
Metuchen Pharmaceuticals LLC	Drug Discovery & Development	Senior Secured	April 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$9,691	10,684	10,609
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$10,489	11,726	11,726
Subtotal: Under 1 Year Maturity						36,100	36,017
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$7,779	8,008	7,961
Albireo Pharma, Inc. (5)(10)(17)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	9,851	9,851
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,152	15,098
Applied Genetic Technologies Corporation	Drug Discovery & Development	Senior Secured	December 2023	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$10,000	9,881	9,881
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 5.40% Exit Fee	$5,667	6,063	6,034
	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 4.70% or Floor rate of 9.45%, 3.00% Exit Fee	$5,667	5,966	6,001
Total Aveo Pharmaceuticals, Inc.					$11,334	12,029	12,035
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.85% or Floor rate of 8.75%, 6.35% Exit Fee	$35,000	35,951	36,137
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,418	20,524
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.10% or Floor rate of 8.85%, 5.75% Exit Fee	$20,000	20,250	20,346
Total BridgeBio Pharma LLC					$75,000	76,619	77,007
Chemocentryx, Inc. (10)(11)(15)(17)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,499	20,699
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	4,982	4,982
Total Chemocentryx, Inc.					$25,000	25,481	25,681
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$10,000	10,025	9,990
Constellation Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$30,000	30,482	30,945
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2022	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,395	20,418
Eidos Therapeutics, Inc. (10)(13)(17)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,814	8,885
G1 Therapeutics, Inc. (10)(17)	Drug Discovery & Development	Senior Secured	June 2024	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$20,000	19,829	19,829
Integral Health Holdings, LLC (17)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$5,000	4,863	4,863
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	22,610	22,529
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 6.95% Exit Fee	$50,000	52,222	52,295

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Motif BioSciences Inc. (5)(8)(10)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 5.50% or Floor rate of 10.00%, 2.87% Exit Fee	$6,738	6,732	-
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$5,000	5,130	5,141
Paratek Pharmaceuticals, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	September 2021	Interest rate PRIME + 2.75% or Floor rate of 8.50%, 4.13% Exit Fee	$60,000	62,247	62,282
	Drug Discovery & Development	Senior Secured	August 2022	Interest rate PRIME + 2.10% or Floor rate of 7.85%, 6.95% Exit Fee	$10,000	10,359	10,379
Total Paratek Pharmaceuticals, Inc.					$70,000	72,606	72,661
Replimune Group, Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	10,051	10,063
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,014	25,266
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,023	20,023
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,061	30,390
Tricida, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	76,578	77,296
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,381	36,129
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,078	5,123
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,094	5,139
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,126	5,131
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,164	10,254
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,139	10,228
Total Verastem, Inc.					$35,000	35,601	35,875
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 7.18% Exit Fee	$25,000	25,317	25,410
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	14,899	14,864
Subtotal: 1-5 Years Maturity						683,654	680,386
Subtotal: Drug Discovery & Development (61.55%)*						719,754	716,403
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (5)(8)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$5,011	5,525	3,267
Subtotal: Under 1 Year Maturity						5,525	3,267
Subtotal: Electronics & Computer Hardware (0.28%)*						5,525	3,267
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)(13)(16)	Healthcare Services, Other	Senior Secured	December 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$80,000	81,973	82,453
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$10,381	10,236	9,777
Velocity Clinical Research, Inc. (13)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$7,443	7,193	7,315
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$750	750	742
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$1,980	1,910	1,949
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$452	426	435
Total Velocity Clinical Research, Inc.					$10,625	10,279	10,441
Subtotal: 1-5 Years Maturity						102,488	102,671
Subtotal: Healthcare Services, Other (8.82%)*						102,488	102,671
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,647	24,593
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	December 2021	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 2.80% Exit Fee	$15,689	15,956	15,929

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,754	11,773
Subtotal: 1-5 Years Maturity						52,357	52,295
Subtotal: Information Services (4.49%)*						52,357	52,295
Internet Consumer & Business Services
Under 1 Year Maturity
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$1,254	1,254	1,254
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 8.75%	$1,800	1,800	1,800
Total Greenphire, Inc.					$3,054	3,054	3,054
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 2.55% Exit Fee	$43,005	43,900	43,382
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 2.55% Exit Fee	$5,173	5,256	5,194
Total Snagajob.com, Inc.					$48,178	49,156	48,576
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	240	-
	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	7,803
	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	-
Total Tectura Corporation					$31,953	21,513	7,803
Subtotal: Under 1 Year Maturity						73,723	59,433
1-5 Years Maturity
AppDirect, Inc. (11)(19)	Internet Consumer & Business Services	Senior Secured	January 2022	Interest rate PRIME + 5.70% or Floor rate of 9.95%, 3.45% Exit Fee	$20,000	20,413	20,187
Arctic Wolf Networks, Inc. (13)(19)	Internet Consumer & Business Services	Senior Secured	April 2023	Interest rate 3-month LIBOR + 7.75% or Floor rate of 10.10%, 7.55% Exit Fee	$30,000	30,621	30,403
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,818	3,848	3,830
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,778	7,938
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$83,104	82,861	82,286
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$50,755	50,770	50,384
Intent (p.k.a. Intent Media, Inc.) (12)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%, 2.00% Exit Fee	$5,200	5,244	4,351
	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%	$5,000	4,976	4,128
Total Intent (p.k.a. Intent Media, Inc.)					$10,200	10,220	8,479
Nextroll, Inc. (14)(17)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,610	20,746	20,700
Patron Technology (8)(18)	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$32,433	31,589	8,723
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$2,492	2,492	689
	Internet Consumer & Business Services	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.30% or Floor rate of 9.30%	$6,727	6,537	1,798
Total Patron Technology					$41,652	40,618	11,210
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	20,619	20,619
SeatGeek, Inc. (14)(16)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,148	58,943	57,223
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.25%, 4.00% Exit Fee	$12,118	12,088	11,941
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,040	24,680	24,681
Varsity Tutors LLC (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,155	39,092	39,325
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$15,475	15,399	15,181

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$15,000	15,469	15,585
Subtotal: 1-5 Years Maturity						454,165	419,972
Subtotal: Internet Consumer & Business Services (41.18%)*						527,888	479,405
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.34% Exit Fee	$20,837	20,958	20,846
Subtotal: 1-5 Years Maturity						20,958	20,846
Subtotal: Media/Content/Info (1.79%)*						20,958	20,846
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,185	12,161
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$11,000	11,607	11,547
Subtotal: Under 1 Year Maturity						23,792	23,708
1-5 Years Maturity
Flowonix Medical Incorporated (11)(14)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.25% or Floor rate of 9.25%, 7.95% Exit Fee	$7,561	8,317	8,295
Optiscan Biomedical, Corp. (6)(9)	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	$408	408	407
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,705	7,623
Subtotal: 1-5 Years Maturity						16,430	16,325
Subtotal: Medical Devices & Equipment (3.44%)*						40,222	40,033
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	December 2020	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.50% Exit Fee	$25,000	25,155	25,155
Subtotal: Under 1 Year Maturity						25,155	25,155
Subtotal: Semiconductors (2.16%)*						25,155	25,155
Software
Under 1 Year Maturity
Pollen, Inc. (15)	Software	Senior Secured	October 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,390	7,390
Subtotal: Under 1 Year Maturity						7,390	7,390
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,739	9,739
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,954	38,395	37,964
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.92% or Floor rate of 6.92%	$2,350	2,302	2,271
Total Abrigo					$41,304	40,697	40,235
Businessolver.com, Inc. (11)(16)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$58,650	57,891	57,891
	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,510	7,510
Total Businessolver.com, Inc.					$66,300	65,401	65,401
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,189	54,666	54,835
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,849	9,313
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,605	15,169
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	June 2024	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	25,094	25,082
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,237	10,628	10,496
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,138	10,081	9,876
Total Dashlane, Inc.					$20,375	20,709	20,372
Delphix Corp. (13)(16)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,111	58,386
Envisage Technologies, LLC (18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,503	9,503
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	July 2021	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,519	5,484
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

	Software	Senior Secured	July 2021	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$4,152	4,114	4,088
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$5,110	5,064	5,006
Total Evernote Corporation					$14,811	14,697	14,578
FreedomPay, Inc. (19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,888	9,888
Ikon Science Limited (5)(10)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,715	6,634

Insurance Technologies Corporation (11)(18)	Software	Senior Secured	January 2025	Interest rate 3-month LIBOR + 8.27% or Floor rate of 9.27%	$17,000	16,558	16,334
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,571	7,593	7,584
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 6-month LIBOR + 10.15% or Floor rate of 11.15%	$8,740	8,485	8,240
Khoros (p.k.a Lithium Technologies) (11)(17)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$12,000	11,862	11,812
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$43,000	42,356	42,185
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$1,811	1,811	1,802
Total Khoros (p.k.a Lithium Technologies)					$56,811	56,029	55,799
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 3.00% Exit Fee	$15,982	16,082	15,996
memsql, Inc. (14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,001	4,954	4,954
Mobile Solutions Services (17)(18)	Software	Senior Secured	October 2024	Interest rate 6-month LIBOR + 8.80% or Floor rate of 9.80%	$5,500	5,344	5,218
Nuvolo Technologies Corporation (19)	Software	Senior Secured	October 2022	Interest rate PRIME + 6.25% or Floor rate of 11.75%	$15,000	14,828	14,746
OrthoFi, Inc. (13)(18)	Software	Senior Secured	April 2024	Interest rate 6-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,459	16,808
	Software	Senior Secured	April 2024	Interest rate 6-month LIBOR + 8.28% or Floor rate of 9.28%	$1,667	1,667	1,667
Total OrthoFi, Inc.					$19,520	19,126	18,475
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,187	3,265	3,058
Reltio, Inc. (17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,000	9,747	9,747
Salsa Labs, Inc. (11)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$6,000	5,926	5,810
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$500	500	495
Total Salsa Labs, Inc.					$6,500	6,426	6,305
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,030	4,829	4,715
ThreatConnect, Inc. (13)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,378	4,347
	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$1,800	1,800	1,800
Total ThreatConnect, Inc.					$6,300	6,178	6,147
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 9.50% or Floor rate of 10.50%	$18,595	18,291	17,938
ZeroFox, Inc. (13)	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	19,951	19,905
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,372	30,511
Subtotal: 1-5 Years Maturity						589,732	584,807
Greater than 5 Years Maturity
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.50% or Floor rate of 9.50%	$29,333	28,719	28,206
	Software	Senior Secured	November 2025	Interest rate 1-month LIBOR + 8.50% or Floor rate of 9.50%	$688	672	665
Total Campaign Monitor Limited					$30,021	29,391	28,871
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,817	19,099

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Subtotal: Greater than 5 Years Maturity						49,208	47,970
Subtotal: Software (55.00%)*						646,330	640,167
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	10,775	9,408
	Sustainable and Renewable Technology	Senior Secured	December 2020	PIK Interest 10.00%	$683	683	-
	Sustainable and Renewable Technology	Senior Secured	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,175	12,950	10,900
Proterra, Inc. (14)(19)	Sustainable and Renewable Technology	Senior Secured	May 2021	Interest rate PRIME + 5.05% or Floor rate of 10.55%, PIK Interest 1.75%	$10,191	10,165	10,164
Subtotal: Under 1 Year Maturity						23,115	21,064
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$50,000	52,660	53,170
Subtotal: 1-5 Years Maturity						52,660	53,170
Subtotal: Sustainable and Renewable Technology (6.38%)*						75,775	74,234
Total: Debt Investments (190.40%)*						2,278,919	2,216,352

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$2,868
Subtotal: Communications & Networking (0.25%)*					1,230	2,868
Consumer & Business Products
Intelligent Beauty, Inc.	Consumer & Business Products	Equity	Preferred Series B	111,156	$230	$601
Subtotal: Consumer & Business Products (0.05%)*					230	601
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,141
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	29,679
Total Gibraltar Business Capital, LLC				11,432,752	28,006	31,820
Subtotal: Diversified Financial Services (2.73%)*					28,006	31,820
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	214
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	757
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	2,904
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	86
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	5
Subtotal: Drug Delivery (0.34%)*					4,645	3,966
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	190,175	1,714	979
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	46
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	6,639
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	310
Chemocentryx, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	992
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	704
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	13
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	177
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	715
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	64
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	399
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	20
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	28
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	17,175	332	774
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	83,334	641	777
Subtotal: Drug Discovery & Development (1.09%)*					17,575	12,637
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	6,651
Chromadex Corporation (4)	Healthcare Services, Other	Equity	Common Stock	44,264	157	203
Subtotal: Healthcare Services, Other (0.59%)*					5,251	6,854
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	—
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	775
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	18,412
Fastly, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	6,238	8	531
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	6,627
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	7,188
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,555
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	591
Total OfferUp, Inc.				394,790	2,295	2,146
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	577	650
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (3.12%)*					25,940	36,329

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	605
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	529
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	519
Total Gelesis, Inc.				609,849	925	1,653
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	3
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	1
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	50
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,240	548
Total Optiscan Biomedical, Corp.				1,139,269	13,152	602
Outset Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	471
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	83
Subtotal: Medical Devices & Equipment (0.24%)*					17,342	2,809
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	70
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	26
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	3,083
	Software	Equity	Preferred Series 3	93,620	300	664
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	3,747
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies	Software	Equity	Preferred Series D	9,535	47	63
	Software	Equity	Preferred Series E	1,749,089	10,489	11,498
	Software	Equity	Preferred Series G	326,797	2,211	2,149
Total Palantir Technologies				2,085,421	12,747	13,710
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,194
Subtotal: Software (1.87%)*					22,438	21,747
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	9
	Surgical Devices	Equity	Preferred Series C	656,538	282	27
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	88
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	141
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	140
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	196
Total Gynesonics, Inc.				9,595,178	1,941	601
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	2,914
Subtotal: Surgical Devices (0.30%)*					4,491	3,515
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,282
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	6
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	259
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.22%)*					64,502	2,547
Total: Equity Investments (10.80%)*					191,650	125,693
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	5
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	5
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	42
Subtotal: Consumer & Business Products (0.00%)*					611	42
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	1,100

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.09%)*					750	1,100
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	263
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	22
Albireo Pharma, Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	5,310	61	58
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	1
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	107
CytRx Corporation (4)(15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	361
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	5
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	16
Integral Health Holdings, LLC	Drug Discovery & Development	Warrant	Common Stock	50,000	117	119
Motif BioSciences Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	713
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	94,841	204	46
Sorrento Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	306,748	889	827
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	360
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	1,807
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	138,269	1,143	1,684
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	374
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	246
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Warrant	Class B Preferred Units	73,110	110	160
Subtotal: Drug Discovery & Development (0.62%)*					7,539	7,169
Electronics & Computer Hardware
908 Devices, Inc. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	42
Subtotal: Electronics & Computer Hardware (0.00%)*					101	42
Information Services
INMOBI Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	328
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	178
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	407
Subtotal: Information Services (0.08%)*					1,434	913
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Blurb, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	11
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	153
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	125
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	17
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	464
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,547
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	29
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	91
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	565
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	2
SeatGeek, Inc. (16)	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	1,309
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	23
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	28
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	23
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	9
Total Snagajob.com, Inc.				3,611,537	860	60
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	3
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	554
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	264
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	213
Subtotal: Internet Consumer & Business Services (0.47%)*					6,309	5,430
Media/Content/Info
Napster	Media/Content/Info	Warrant	Common Stock	715,755	384	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					736	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	158
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series 5	1,819,078	294	274
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	1
Outset Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	175
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	1
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	10
Subtotal: Medical Devices & Equipment (0.05%)*					3,436	619
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	21
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	302
Total Achronix Semiconductor Corporation				1,110,000	259	323
Subtotal: Semiconductors (0.03%)*					259	323
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	74
	Software	Warrant	Preferred Series F	31,673	343	71
Total Actifio, Inc.				105,257	592	145
BryterCX, Inc. (p.k.a. Clickfox, Inc.) (15)	Software	Warrant	Preferred Series B	492,877	152	—
	Software	Warrant	Preferred Series C	592,019	730	—
	Software	Warrant	Preferred Series C-A	2,218,214	231	—
Total BryterCX, Inc. (p.k.a. ClickFox, Inc.)				3,303,110	1,113	—
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	71	36
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	864
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	229
Delphix Corp. (16)	Software	Warrant	Common Stock	718,898	1,594	1,251
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	78
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	44
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	88
memsql, Inc.	Software	Warrant	Preferred Series D	312,596	103	123
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	527
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	65

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	646
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	25
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	215
SignPost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	108
ZeroFox, Inc.	Software	Warrant	Common Stock	162,087	43	42
	Software	Warrant	Preferred Series C-1	486,263	57	125
Total ZeroFox, Inc.				648,350	100	167
Subtotal: Software (0.40%)*					6,201	4,611
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	114,513	861	38
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	38
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	6
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	22
Total Gynesonics, Inc.				1,727,088	387	28
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	413
Subtotal: Surgical Devices (0.04%)*					526	441
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Calera, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C	44,529	513	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	467
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	160
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	54
Total Kinestral Technologies, Inc.				456,883	218	214
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	2
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	60
Total Proterra, Inc.				514,147	42	62
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.06%)*					1,607	743
Total: Warrant Investments (1.84%)*					$30,788	$21,476
Total: Investments in Securities (203.05%)*					$2,501,357	$2,363,521

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% at June 30, 2020. 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 0.16%, 0.30% and 0.55%, respectively, at June 30, 2020.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $69.9 million, $187.2 million and $117.4 million, respectively. The tax cost of investments is $2.5 billion.

(4)

Except for warrants in 25 publicly traded companies and common stock in 24 publicly traded companies, all investments are restricted at June 30, 2020 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at June 30, 2020, and is therefore considered non-income producing. Note that at June 30, 2020, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity Inc.), Tectura Corporation, and Glo AB.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at June 30, 2020.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at June 30, 2020. Refer to Note 10.
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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Total Paratek Pharmaceuticals, Inc.					$70,000	72,146	72,426
Replimune Group, Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	$9,974	$9,974
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	24,804	24,804
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 6.68% Exit Fee	$16,509	17,502	17,501
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	29,726	29,849
Tricida, Inc. (11)(15)(16)(17)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.92% Exit Fee	$60,000	60,442	61,193
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	36,090	36,419
Urovant Sciences, Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	March 2023	Interest rate PRIME + 4.65% or Floor rate of 10.15%, 4.25% Exit Fee	$45,000	44,622	44,622
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,028	5,073
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,048	5,094
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$5,000	5,060	5,083
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,066	10,157
	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$10,000	10,035	10,125
Total Verastem, Inc.					$35,000	35,237	35,532
X4 Pharmaceuticals, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 7.98% Exit Fee	$20,000	20,088	20,165
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.25% Exit Fee	$15,000	14,732	14,732
Subtotal: 1-5 Years Maturity						717,379	713,882
Subtotal: Drug Discovery & Development (64.22%)*						731,109	727,613
Electronics & Computer Hardware
1-5 Years Maturity
Glo AB (5)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$8,215	8,730	4,410
Subtotal: 1-5 Years Maturity						8,730	4,410
Subtotal: Electronics & Computer Hardware (0.39%)*						8,730	4,410
Healthcare Services, Other
1-5 Years Maturity
Oak Street Health (11)(16)	Healthcare Services, Other	Senior Secured	June 2022	Interest rate PRIME + 5.00% or Floor rate of 9.75%, 5.95% Exit Fee	$80,000	81,190	81,270
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,429	9,268	9,114
Velocity Clinical Research, Inc. (18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 3-month LIBOR + 9.08% or Floor rate of 10.08%	$7,500	7,226	7,226
Subtotal: 1-5 Years Maturity						97,684	97,610
Subtotal: Healthcare Services, Other (8.61%)*						97,684	97,610
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$20,000	19,526	19,583
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	June 2021	Interest rate PRIME + 2.75% or Floor rate of 9.50%, PIK Interest 1.70%, 2.80% Exit Fee	$15,554	15,647	15,682
Yipit, LLC (17)(18)	Information Services	Senior Secured	May 2024	Interest rate 3-month LIBOR + 7.99% or Floor rate of 8.99%	$10,625	10,415	10,272
Subtotal: 1-5 Years Maturity						45,588	45,537
Subtotal: Information Services (4.02%)*						45,588	45,537
Internet Consumer & Business Services
Under 1 Year Maturity
Snagajob.com, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.15% or Floor rate of 9.15%, PIK Interest 1.95%, 2.55% Exit Fee	$42,676	43,344	43,344
	Internet Consumer & Business Services	Senior Secured	August 2020	Interest rate PRIME + 5.65% or Floor rate of 10.65%, PIK Interest 1.95%, 2.55% Exit Fee	$5,134	5,127	5,127
Total Snagajob.com, Inc.					$47,810	48,471	48,471
Subtotal: Under 1 Year Maturity						48,471	48,471

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

The Company does not currently use Commodity Futures Trading Commission (“CFTC”) derivatives, however, to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

Hercules Technology III, L.P. (“HT III”) and Hercules Technology IV, L.P. (“HT IV”) are Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. On May 26, 2010, HT III was licensed to operate as a small business investment company (“SBIC”) under the authority of the Small Business Administration (“SBA”). Hercules Technology II, L.P. (“HT II”) was a Delaware limited partnership formed in January 2005 to operate as an SBIC. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II and dissolved the entity.

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations or limited liability companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the portfolio investments held by these subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

At June 30, 2020, approximately 95.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy approved by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2020 and December 31, 2019.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,201,137	$—	$—	$2,201,137
Unsecured Debt	15,215	—	—	15,215
Preferred Stock	62,532	—	—	62,532
Common Stock	63,161	23,948	—	39,213
Warrants	21,476	—	6,993	14,483
Escrow Receivable	972	—	—	972
Total	$2,364,493	$23,948	$6,993	$2,333,552

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,133,812	$—	$—	$2,133,812
Unsecured Debt	14,780	—	—	14,780
Preferred Stock	69,717	—	—	69,717
Common Stock	75,336	41,789	—	33,547
Warrants	20,881	—	7,159	13,722
Escrow Receivable	955	—	—	955
Total	$2,315,481	$41,789	$7,159	$2,266,533

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and the year ended December 31, 2019.

(in thousands)	Balance January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2020
Senior Debt	$2,133,812	$—	$(41,019)	$378,935	$—	$(270,591)	$—	$—	$2,201,137
Unsecured Debt	14,780	—	—	435	—	—	—	—	15,215
Preferred Stock	69,717	—	(7,415)	230	—	—	—	—	62,532
Common Stock	33,547	1,240	5,666	—	(1,240)	—	—	—	39,213
Warrants	13,722	(2,868)	2,317	2,400	(1,088)	—	—	—	14,483
Escrow Receivable	955	91	—	1,415	(1,489)	—	—	—	972
Total	$2,266,533	$(1,537)	$(40,451)	$383,415	$(3,817)	$(270,591)	$—	$—	$2,333,552

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2019
Senior Debt	$1,719,091	$(5,513)	$(2,424)	$1,031,832	$—	$(609,174)	$—	$—	$2,133,812
Unsecured Debt	14,401	—	329	50	—	—	—	—	14,780
Preferred Stock	68,625	(1,146)	12,566	4,638	(16)	—	—	(14,950)	69,717
Common Stock	24,241	(750)	4,962	5,094	—	—	—	—	33,547
Warrants	22,673	6,270	(7,922)	3,532	(8,981)	—	3	(1,853)	13,722
Escrow Receivable	970	(875)	—	897	(37)	—	—	—	955
Total	$1,850,001	$(2,014)	$7,511	$1,046,043	$(9,034)	$(609,174)	$3	$(16,803)	$2,266,533

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)	There was no activity of transfers into or out of Level 3 during the six months ended June 30, 2020.
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

For the six months ended June 30, 2020, approximately $7.4 million in net unrealized depreciation and $5.7 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $41.7 million and $0.7 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$25,005	Originated Within 4-6 Months	Origination Yield	11.29% - 12.38%	12.16%
	645,689	Market Comparable Companies	Hypothetical Market Yield	9.32% - 14.31%	11.16%
			Premium/(Discount)	(0.50%) - 1.00%
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Technology	33,553	Originated Within 4-6 Months	Origination Yield	10.38% - 13.23%	12.23%
	990,275	Market Comparable Companies	Hypothetical Market Yield	9.44% - 18.29%	12.88%
			Premium/(Discount)	(0.50%) - 1.50%
	22,747	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 80.00%
Sustainable and Renewable Technology	15,585	Market Comparable Companies	Hypothetical Market Yield	10.11% - 10.53%	10.22%
			Premium/(Discount)	0.00% - 0.00%
	14,167	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 100.00%
Medical Devices	408	Originated Within 4-6 Months	Origination Yield	8.00%	8.00%
	79,892	Market Comparable Companies	Hypothetical Market Yield	9.86% - 14.61%	11.18%
			Premium/(Discount)	(0.25%) - 0.75%
Lower Middle Market	230,043	Market Comparable Companies	Hypothetical Market Yield	10.61% - 16.20%	11.92%
			Premium/(Discount)	(1.00%) - 0.75%
	7,804	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	93,695	Debt Investments originated within 3 months
	-	Imminent Payoffs (4)
	57,489	Debt Investments Maturing in Less than One Year
	$2,216,352	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$41,339	Market Comparable Companies	EBITDA Multiple (2)	5.2x - 6.0x	5.6x
			Revenue Multiple (2)	1.6x - 17.1x	5.2x
			Discount for Lack of Marketability (3)	20.53% - 29.14%	23.33%
			Average Industry Volatility (4)	73.87% - 125.1%	97.28%
			Risk-Free Interest Rate	0.17%	0.17%
			Estimated Time to Exit (in months)	10	10
	8,104	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(94.52%) - 19.65%	(2.08%)
			Average Industry Volatility (4)	30.84% - 81.38%	77.74%
			Risk-Free Interest Rate	0.18% - 2.65%	0.75%
			Estimated Time to Exit (in months)	5 - 34	20
	—	Liquidation	Revenue Multiple (2)	1.7x - 2.6x	2.2x
	52,302	Other (7)
Warrant Investments	7,425	Market Comparable Companies	EBITDA Multiple (2)	5.2x - 13.0x	12.9x
			Revenue Multiple (2)	0.3x - 6.9x	4.5x
			Discount for Lack of Marketability (3)	20.53% - 31.00%	25.06%
			Average Industry Volatility (4)	46.75% - 97.35%	70.46%
			Risk-Free Interest Rate	0.16% - 0.24%	0.18%
			Estimated Time to Exit (in months)	10 - 48	22
	7,058	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(94.52%) - 40.05%	1.93%
			Average Industry Volatility (4)	25.68% - 109.24%	72.06%
			Risk-Free Interest Rate	0.18% - 2.65%	0.73%
			Estimated Time to Exit (in months)	3 - 41	23
Total Level Three Warrant and Equity Investments	$116,228

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

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(6)	Weighted averages are calculated based on the fair market value of each investment.
(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices and/or indicative offers.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$45,205	Market Comparable Companies	EBITDA Multiple (2)	5.4x	5.4x
			Revenue Multiple (2)	0.5x - 13.6x	4.0x
			Discount for Lack of Marketability (3)	15.92% - 25.07%	19.31%
			Average Industry Volatility (4)	54.15% - 106.47%	74.87%
			Risk-Free Interest Rate	1.59% - 1.60%	1.59%
			Estimated Time to Exit (in months)	11 - 31	11
	14,910	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(19.78%) - 26.70%	8.17%
			Average Industry Volatility (4)	32.48% - 90.07%	79.18%
			Risk-Free Interest Rate	1.42% - 2.68%	1.94%
			Estimated Time to Exit (in months)	11 - 40	16
	—	Liquidation	Revenue Multiple (2)	2.0x - 4.0x	3.0x
	43,149	Other (7)
Warrant Investments	9,074	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 14.7x	14.6x
			Revenue Multiple (2)	0.4x - 13.4x	9.9x
			Discount for Lack of Marketability (3)	8.42% - 35.81%	19.46%
			Average Industry Volatility (4)	35.81% - 97.06%	57.26%
			Risk-Free Interest Rate	1.57% - 1.66%	1.60%
			Estimated Time to Exit (in months)	4 - 48	21
	4,648	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(42.45%) - 23.22%	7.05%
			Average Industry Volatility (4)	26.31% - 98.99%	62.78%
			Risk-Free Interest Rate	1.61% - 2.73%	1.78%
			Estimated Time to Exit (in months)	7 - 39	18
Total Level Three Warrant and Equity Investments	$116,986
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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both June 30, 2020 and December 31, 2019, there were no material past due escrow receivables. The escrow receivable balance as of June 30, 2020 and December 31, 2019 was approximately $972,000 and $955,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2020 and 2019.

(in thousands)			For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
Portfolio Company	Type	Fair Value at June 30, 2020	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,628	$559	$5	$3,370	$—	$1,118	$10	$(3,560)	$—
Tectura Corporation	Control	7,803	172	—	(728)	—	259	—	(1,649)	—
Total Control Investments		$54,431	$731	$5	$2,642	$—	$1,377	$10	$(5,209)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$1,010	$8	$—	$(1,215)	$—	$13	$—	$(8,590)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	10,900	149	—	900	—	364	—	(1,715)	—
Total Affiliate Investments		$11,910	$157	$—	$(315)	$—	$377	$—	$(10,305)	$—
Total Control & Affiliate Investments		$66,341	$888	$5	$2,327	$—	$1,754	$10	$(15,514)	$—

(in thousands)			For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
Portfolio Company	Type	Fair Value at June 30, 2019	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,224	$558	$4	$1,559	$—	1,109	8	6,709	—
Tectura Corporation	Control	9,670	482	—	(751)	—	955	—	(8,777)	—
Total Control Investments		$55,894	$1,040	$4	$808	$—	$2,064	$8	$(2,068)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,372	$—	$—	$(359)	$—	$—	$—	$(236)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	13,042	738	72	(1,650)	—	1,247	160	(2,990)	—
Total Affiliate Investments		$21,414	$738	$72	$(2,009)	$—	$1,247	$160	$(3,226)	$—
Total Control & Affiliate Investments		$77,308	$1,778	$76	$(1,201)	$—	$3,311	$168	$(5,294)	$—

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$1,357,711	57.4%	$1,348,468	58.3%
Senior Secured Debt with Warrants	864,902	36.6%	806,225	34.8%
Unsecured Debt	15,215	0.6%	14,780	0.6%
Preferred Stock	62,532	2.7%	69,717	3.0%
Common Stock	63,161	2.7%	75,336	3.3%
Total	$2,363,521	100.0%	$2,314,526	100.0%

The increase in senior secured debt and senior secured debt with warrants, as a percentage of the total portfolio, during the period is primarily due to an increase in new debt investments that include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2020 and December 31, 2019 is shown as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,192,317	92.7%	$2,039,900	88.2%
Australia	52,295	2.2%	51,547	2.2%
United Kingdom	46,844	2.0%	123,735	5.3%
Netherlands	36,903	1.6%	37,650	1.6%
Sweden	13,177	0.6%	4,410	0.2%
Cayman Islands	12,086	0.5%	17,503	0.8%
Ireland	5,141	0.2%	35,536	1.5%
Germany	4,758	0.2%	4,245	0.2%
Total	$2,363,521	100.0%	$2,314,526	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$736,209	31.1%	$747,955	32.2%
Software	666,525	28.2%	582,445	25.2%
Internet Consumer & Business Services	521,164	22.1%	495,132	21.4%
Healthcare Services, Other	109,525	4.6%	102,997	4.5%
Sustainable and Renewable Technology	77,524	3.3%	77,505	3.3%
Information Services	53,208	2.3%	60,094	2.6%
Diversified Financial Services	46,628	2.0%	78,933	3.4%
Drug Delivery	45,333	1.9%	46,218	2.0%
Medical Devices & Equipment	43,461	1.8%	73,341	3.2%
Semiconductors	25,478	1.1%	10,658	0.5%
Media/Content/Info	20,846	0.9%	21,071	0.9%
Communications & Networking	9,674	0.4%	3,962	0.2%
Surgical Devices	3,956	0.2%	4,120	0.2%
Electronics & Computer Hardware	3,309	0.1%	4,462	0.2%
Consumer & Business Products	643	0.0%	530	0.0%
Specialty Pharmaceuticals	38	0.0%	36	0.0%
Biotechnology Tools	—	0.0%	5,067	0.2%
Total	$2,363,521	100.0%	$2,314,526	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2020 and December 31, 2019.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2020, approximately 83.5% of the Company’s debt investments were in a senior secured first lien position, with 43.0% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.8% secured by a first priority security in all of the assets of the portfolio company other than intellectual property but the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.7% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 8.0% of the Company’s debt investments were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.8% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $40.5 million of unamortized fees at June 30, 2020, of which approximately $34.1 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, the Company had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $897,000 and $2.5 million in one-time fee income during the three months ended June 30, 2020 and 2019, respectively, and approximately $4.1 million and $3.2 million in one-time fee income during the six months ended June 30, 2020 and 2019, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2020, the Company had approximately $44.0 million in exit fees receivable, of which approximately $40.2 million was included as a component of the cost basis of the Company’s current debt investments and approximately $3.8 million was a deferred receivable related to expired commitments. At December 31, 2019, the Company had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of its current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.1 million and $2.2 million in PIK income during the three months ended June 30, 2020 and 2019, respectively, and approximately $4.1 million and $4.4 million for six months ended June 30, 2020 and 2019, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2020 and 2019.

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

Based on market quotations on or around June 30, 2020, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 0.963, 1.000, 0.998, and 0.974 per dollar at par value, respectively. At June 30, 2020, the 2025 Notes and 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $24.95 and $25.05 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair values of the SBA debentures, July 2024 Notes, February 2025 Notes and June 2025 Notes were approximately $113.5 million, $112.4 million, $52.8 million, and $74.3 million, respectively, compared to the principal amounts of $110.3 million, $105.0 million, $50.0 million, and $70.0 million, respectively, as of June 30, 2020. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of June 30, 2020.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The following tables provide additional information about the fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at June 30, 2020 and December 31, 2019:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$113,479	$—	$—	$113,479
2022 Notes	144,510	—	144,510	—
2025 Notes	74,850	—	74,850	—
2033 Notes	40,080	—	40,080	—
July 2024 Notes	112,354	—	—	112,354
February 2025 Notes	52,831	—	—	52,831
June 2025 Notes	74,348	—	—	74,348
2027 Asset-Backed Notes	200,000	—	200,000	—
2028 Asset-Backed Notes	249,609	—	249,609	—
2022 Convertible Notes	224,089	—	224,089	—
Wells Facility	—	—	—	—
Union Bank Facility	—	—	—	—
Total	$1,286,150	$—	$933,138	$353,012

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$152,963	$—	$—	$152,963
2022 Notes	151,215	—	151,215	—
July 2024 Notes	107,028	—	—	107,028
2025 Notes	77,430	—	77,430	—
2033 Notes	42,160	—	42,160	—
2027 Asset-Backed Notes	200,750	—	200,750	—
2028 Asset-Backed Notes	251,094	—	251,094	—
2022 Convertible Notes	234,922	—	234,922	—
Wells Facility	—	—	—	—
Union Bank Facility	103,919	—	—	103,919
Total	$1,321,481	$—	$957,571	$363,910

4. Borrowings

Outstanding Borrowings

At June 30, 2020 and December 31, 2019, the Company had the following available and outstanding borrowings:

	June 30, 2020			December 31, 2019
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$110,250	$110,250	$109,808	$149,000	$149,000	$148,165
2022 Notes	150,000	150,000	148,776	150,000	150,000	148,514
2025 Notes	75,000	75,000	73,161	75,000	75,000	72,970
2033 Notes	40,000	40,000	38,555	40,000	40,000	38,501
July 2024 Notes	105,000	105,000	103,795	105,000	105,000	103,685
February 2025 Notes	50,000	50,000	49,465	—	—	—
June 2025 Notes	70,000	70,000	69,217	—	—	—
2027 Asset-Backed Notes	200,000	200,000	197,448	200,000	200,000	197,312
2028 Asset-Backed Notes	250,000	250,000	247,511	250,000	250,000	247,395
2022 Convertible Notes	230,000	230,000	227,395	230,000	230,000	226,614
Wells Facility (3)	75,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	—	—	200,000	103,919	103,919
Total	$1,755,250	$1,280,250	$1,265,131	$1,474,000	$1,302,919	$1,287,075

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At June 30, 2020 and December 31, 2019, the total available borrowings under the SBA debentures were $110.3 million and $149.0 million, respectively.
(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
SBA Debentures	$442	$835
2022 Notes	840	1,020
2025 Notes	1,839	2,030
2033 Notes	1,445	1,499
July 2024 Notes	1,205	1,315
February 2025 Notes	535	—
June 2025 Notes	783	—
2027 Asset-Backed Notes	2,552	2,688
2028 Asset-Backed Notes	2,489	2,605
2022 Convertible Notes	1,486	1,932
Wells Facility (1)	285	373
Union Bank Facility (1)	3,123	1,497
Total	$17,024	$15,794

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as an SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. On March 1, 2020, the Company paid down $38.7 million of SBA debentures. With the Company’s net investment of $74.5 million in HT III as of June 30, 2020, HT III has the approved capacity to issue a total of $110.3 million of SBA guaranteed debentures, of which $110.3 million was outstanding as of June 30, 2020. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

As of June 30, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2020, the Company held investments in HT III in 34 companies with a fair value of approximately $176.1 million, accounting for approximately 7.5% of the Company’s total investment portfolio at June 30, 2020. HT III held approximately $200.0 million in tangible assets which accounted for approximately 8.1% of the Company’s total assets at June 30, 2020.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of June 30, 2020 as a result of having sufficient capital as defined under the SBA regulations. The average amount of debentures outstanding for the three and six months ended June 30, 2020 for HT III were approximately $110.3 million and $123.4 million, respectively, with an average interest rate of approximately 3.17% and 2.97%, respectively.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$873	$1,273	$1,829	$2,533
Amortization of debt issuance cost (loan fees)	83	128	392	255
Total interest expense and fees	$956	$1,401	$2,221	$2,788
Cash paid for interest expense	$—	$—	$2,533	$2,519

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2020 and December 31, 2019:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2020	December 31, 2019
September 22, 2010	September 1, 2020	3.50%	$—	$10,000
March 29, 2011	March 1, 2021	4.37%	—	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$110,250	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of June 30, 2020, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(840)	(1,020)
Original issue discount, net of accretion	(384)	(466)
Carrying value of 2022 Notes	$148,776	$148,514

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$1,734	$1,735	$3,672	$3,468
Amortization of debt issuance cost (loan fees)	90	90	180	180
Accretion of original issue discount	41	41	82	82
Total interest expense and fees	$1,865	$1,866	$3,934	$3,730
Cash paid for interest expense	$3,469	$3,469	$3,469	$3,469

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

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$—	$—	$-	$210
Amortization of debt issuance cost (loan fees)	—	—	—	1,686
Amortization of original issue premium	—	—		110
Total interest expense and fees	$—	$—	$-	$2,006
Cash paid for interest expense	$—	$—	$—	$1,305

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

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$105,000	$105,000
Unamortized debt issuance cost	(1,205)	(1,315)
Carrying value of July 2024 Notes	$103,795	$103,685

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$1,252	$—	$2,504	$—
Amortization of debt issuance cost (loan fees)	74	—	147	—
Total interest expense and fees	$1,326	$—	$2,651	$—
Cash paid for interest expense	$—	$—	$2,504	$—

As of June 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

February 2025 Notes

On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of senior unsecured notes due February 2025 (the “February 2025 Notes”) to qualified institutional investors in a private placement pursuant to a note purchase agreement (“2025 Note Purchase Agreement”). The sale of the February 2025 Notes generated net proceeds of approximately $49.4 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $581,000.

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

The 2025 Note Purchase Agreement also provided for the issuance of an additional $70.0 million aggregate principal amount of senior unsecured notes due June 2025 with a fixed interest rate of 4.31% per year that were issued in June 2020 and is described below.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the February 2025 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$50,000	$—
Unamortized debt issuance cost	(535)	—
Carrying value of February 2025 Notes	$49,465	$—

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the February 2025 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$535	$—	$868	$—
Amortization of debt issuance cost (loan fees)	28	—	46	—
Total interest expense and fees	$563	$—	$914	$—
Cash paid for interest expense	$—	$—	$—	$—

As of June 30, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

June 2025 Notes

On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of senior unsecured notes due June 2025 (the “June 2025 Notes”) to qualified institutional investors in a private placement pursuant to the 2025 Note Purchase Agreement. The sale of the June 2025 Notes generated net proceeds of approximately $69.2 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $796,000.

The June 2025 Notes have a fixed interest rate of 4.31% and are due June 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2025 Notes is due semiannually and the June 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the June 2025 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$70,000	$—
Unamortized debt issuance cost	(783)	—
Carrying value of June 2025 Notes	$69,217	$—

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the June 2025 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$235	$—	$235	$—
Amortization of debt issuance cost (loan fees)	12	—	12	—
Total interest expense and fees	$247	$—	$247	$—
Cash paid for interest expense	$—	$—	$—	$—

As of June 30, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

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

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of June 30, 2020, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(1,839)	(2,030)
Carrying value of 2025 Notes	$73,161	$72,970

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$984	$984	$1,969	$1,969
Amortization of debt issuance cost (loan fees)	95	95	190	190
Total interest expense and fees	$1,079	$1,079	$2,159	$2,159
Cash paid for interest expense	$984	$984	$1,969	$1,969

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

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of June 30, 2020, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,445)	(1,499)
Carrying value of 2033 Notes	$38,555	$38,501

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$625	$625	$1,250	$1,250
Amortization of debt issuance cost (loan fees)	27	27	54	54
Total interest expense and fees	$652	$652	$1,304	$1,304
Cash paid for interest expense	$625	$625	$1,250	$1,250

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

At both June 30, 2020 and December 31, 2019, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,303	$2,303	$4,605	$4,605
Amortization of debt issuance cost (loan fees)	71	69	136	138
Total interest expense and fees	$2,374	$2,372	$4,741	$4,743
Cash paid for interest expense	$2,303	$2,303	$4,605	$4,605

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At June 30, 2020 and December 31, 2019, there was approximately $11.9 million and $20.9 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

As of June 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

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

At both June 30, 2020 and December 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,939	$2,939	$5,879	$5,193
Amortization of debt issuance cost (loan fees)	67	67	121	117
Total interest expense and fees	$3,006	$3,006	$6,000	$5,310
Cash paid for interest expense	$2,939	$2,939	$5,879	$4,866

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At June 30, 2020 and December 31, 2019, there was approximately $21.7 million and $29.7 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

As of June 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2020, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt Instruments with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The OID of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the OID resulting in an estimated effective interest rate of approximately 4.76%.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(1,486)	(1,932)
Original issue discount, net of accretion	(1,119)	(1,454)
Carrying value of 2022 Convertible Notes	$227,395	$226,614

For the three and six months ended June 30, 2020 and 2019, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,516	$2,516	$5,031	$5,031
Amortization of debt issuance cost (loan fees)	223	223	446	446
Accretion of original issue discount	168	168	336	336
Total interest expense and fees	$2,907	$2,907	$5,813	$5,813
Cash paid for interest expense	$—	$—	$5,031	$5,031

As of June 30, 2020, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of June 30, 2020 and December 31, 2019, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Seventh Amendment to the Wells Facility, (the “Wells Facility Seventh Amendment”). The Wells Facility Seventh Amendment, among other things, amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00%. The Wells Facility Seventh Amendment also extends the maturity date to January 2023, unless terminated earlier in accordance with its terms. In addition, Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee of up to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

On July 2, 2019, Hercules Funding II entered into the Eighth Amendment to the Wells Facility (the “Wells Facility Eighth Amendment”). The Wells Facility Eighth Amendment amends certain provisions of the Wells Facility to, among other things, revise certain provisions thereof to further permit a third party special servicer to act as servicer after an event of default instead of the

Company with respect to split-funded notes receivable owned by Hercules Funding II and an affiliate thereof (including Hercules Funding IV LLC).

The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien, and judgment limitations, and bankruptcy.

As of both June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Wells Facility.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$—	$226	$25	$394
Amortization of debt issuance cost (loan fees)	44	167	88	244
Total interest expense and fees	$44	$393	$113	$638
Cash paid for interest expense	$—	$210	$25	$335

As of June 30, 2020, the Company was in compliance with the terms of the Wells Facility.

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

As of June 30, 2020, the Company had no borrowings outstanding on the Union Bank Facility. The Company had borrowings outstanding of $103.9 million on the Union Bank Facility at December 31, 2019.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$871	$705	$1,322	$889
Amortization of debt issuance cost (loan fees)	343	438	628	768
Total interest expense and fees	$1,214	$1,143	$1,950	$1,657
Cash paid for interest expense	$951	$487	$1,496	$635

As of June 30, 2020, the Company was in compliance with the terms of the Union Bank Facility.

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

During the three and six months ended June 30, 2020, the Company declared and paid distributions of $0.32 per share and $0.72 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2020, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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

Taxable income for the six months ended June 30, 2020 was approximately $75.6 million or $0.69 per share. Taxable net realized gains for the same period were $9.9 million or approximately $0.09 per share. Taxable income for the six months ended June 30, 2019 was approximately $71.4 million or $0.73 per share. Taxable net realized gains for the same period were $9.4 million or approximately $0.10 per share.

For the six months ended June 30, 2020, the Company paid approximately $2.5 million of income tax, including excise tax, and had $801,000 accrued but unpaid tax expense, as of the balance sheet date. For the six months ended June 30, 2019, the Company paid approximately $1.4 million of income tax, including excise tax, and had $320,000 accrued but unpaid tax expense as of the balance sheet date.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

6. Stockholders’ Equity

On September 7, 2017, the Company entered into an At-The-Market, (“ATM”) equity distribution agreement (the “Prior Equity Distribution Agreement”), with JMP Securities LLC (“JMP”). The Prior Equity Distribution Agreement, provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On May 6, 2019, the Company terminated the Prior Equity Distribution Agreement and entered into a new ATM equity distribution agreement (the “Equity Distribution Agreement”). As a result, the remaining shares that were available under the Prior Equity Distribution agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three and six months ended June 30, 2020, the Company sold approximately 3.6 million shares and 6.0 million shares, respectively, of common stock under the Equity Distribution Agreement. For the same periods, the Company received total accumulated net proceeds of approximately $38.7 million and $73.9 million, respectively, including offering expenses of $352,000 and $714,000, respectively, from these sales. During both three and six months ended June 30, 2019, the Company sold approximately 2.0 million shares of common stock, of which 679,000 shares and 1.3 million shares were issued under the Prior Equity Distribution Agreement and the Equity Distribution Agreement, respectively. For the same periods, the Company received total accumulated net proceeds of approximately $25.1 million, including $311,000 of offering expenses, from these sales, of which $8.5 million, including offering expense of $146,000, was received under the Prior Equity Distribution Agreement and $16.6 million, including offering expense of $165,000, was received under the Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2020, approximately 2.1 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On June 17, 2019, the Company closed its underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock (“June 2019 Equity Offering”). The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

The Company has issued stock options for common stock subject to future issuance, of which 464,208 and 449,116 were outstanding at June 30, 2020 and December 31, 2019, respectively.

On July 2, 2020, the Company terminated the Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP. See “Note 12 – Subsequent Events.”

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

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless earlier terminated by the Board of Directors, the 2018 Equity Incentive Plan will terminate on May 12, 2028. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless earlier terminated by the Board of Directors, the Director Plan will terminate on May 12, 2028. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Except for the Retention PSUs (as described below), these employees awards generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

On May 29, 2018, the Company filed an exemptive application with the Securities and Exchange Commission (the “SEC”) and an amendment to the application on September 27, 2018, with respect to the 2018 Equity Incentive Plan and the Director Plan for exemptive relief from certain provisions of the 1940 Act. On January 30, 2019, the Company received approval from the SEC on its request for exemptive relief that permits it to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Equity Incentive Plan. The exemptive order also allows participants in the Director Plan and the 2018 Equity Incentive Plan to (i) elect to have the Company withhold shares of its common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and/or (ii) permit the holders of restricted stock to elect to have the Company withhold shares of its stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual employee would be able to make a cash payment to satisfy applicable tax withholding at the time of option exercise or vesting on restricted stock.

The following table summarizes the common stock options activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	449,116	$13.32	481,032	$13.40
Granted	54,000	$12.48	55,000	$12.64
Exercised	(29,267)	$12.36	(14,113)	$11.39
Forfeited	(8,779)	$13.82	(1,613)	$12.16
Expired	(862)	$11.79	(52,665)	$14.82
Outstanding at June 30,	464,208	$13.27	467,641	$13.21
Shares Expected to Vest at June 30,	159,592	$13.52	167,238	$13.46

All options may be exercised for a period ending seven to ten years after the date of grant. At June 30, 2020, options for approximately 464,208 shares were outstanding at a weighted average exercise price of approximately $13.27 per share with weighted average of remaining contractual term of 4.43 years and $5,000 aggregate intrinsic value. At June 30, 2020, options for approximately 304,616 shares were exercisable at a weighted average exercise price of approximately $13.52 per share with weighted average of remaining contractual term of 3.53 years and zero aggregate intrinsic value.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2020 and 2019 was approximately $7,000 and $21,000, respectively. During the six months ended June 30, 2020 and 2019, approximately $17,000 and $23,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2020, there was approximately $42,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.73 years.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Expected Volatility	15.71%	18.40%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.26% - 1.66%	1.72% - 2.62%

During the six months ended June 30, 2020 and 2019, the Company granted 688,885 shares and 57,324 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the six months ended June 30, 2020 and 2019 were approximately $9.7 million and $716,526, respectively. As of June 30, 2020, there were approximately $9.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.42 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	178,509	$12.88	380,870	$12.95
Granted	688,885	$14.10	57,324	$12.50
Vested	(39,825)	$12.81	(180,779)	$12.83
Forfeited	(13,427)	$14.15	—	$—
Unvested at June 30,	814,142	$13.89	257,415	$12.94

During the six months ended June 30, 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 1,022,144 shares of restricted stock units during the six months ended June 30, 2019. The Company also granted approximately 47,033 shares and 100,544 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2020 and 2019, were approximately $631,000 and $14.8 million, respectively. As of June 30, 2020, there were approximately $3.4 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.52 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	603,837	$13.13	732,533	$13.50
Granted	—	$—	1,022,144	$13.11
Distribution Equivalent Unit Granted	47,033	$—	100,544	$—
Vested (1)	(283,547)	$13.23	(300,710)	$13.50
Forfeited	(8,294)	$13.00	(1,222)	$13.62
Unvested at June 30,	359,029	$13.06	1,553,289	$13.24

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the six months ended June 30, 2020, the Company expensed approximately $3.3 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $4.8 million in compensation expense related to restricted stock awards and restricted stock units during the six months ended June 30, 2019.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of June 30, 2020, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During the six months ended June 30, 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of June 30, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $3.1 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.84 years. As of June 30, 2020, there was approximately $2.1 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net increase (decrease) in net assets resulting from operations	$61,765	$48,131	$33,042	$109,716
Less: Distributions declared-common and restricted shares	(36,002)	(32,151)	(80,225)	(62,051)
Undistributed earnings (loss)	25,763	15,980	(47,183)	47,665
Undistributed earnings (loss)-common shares	25,577	15,940	(47,183)	47,549
Add: Distributions declared-common shares	35,743	32,069	79,627	61,898
Numerator for basic and diluted change in net assets per common share	$61,320	$48,009	$32,444	$109,447

Denominator
Basic weighted average common shares outstanding	111,558	98,223	110,256	97,226
Common shares issuable	171	514	248	404
Weighted average common shares outstanding assuming dilution	111,729	98,737	110,504	97,630

Change in net assets per common share
Basic	$0.55	$0.49	$0.29	$1.13
Diluted	$0.55	$0.49	$0.29	$1.12

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and six months ended June 30, 2020 and 2019, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 8.6 million shares of 2022 Convertible Notes, 146,342 shares of unvested common stock options, 13,738 shares of unvested restricted stock units, 163,481 shares of unvested restricted stock awards, and no shares of unvested Retention PSUs. For the six months ended June 30, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the period, consisted of 5.8 million shares of 2022 Convertible Notes, 75,796 shares of unvested common stock options, no shares of unvested restricted stock units, 87,553 shares of unvested restricted stock awards, and no shares of unvested Retention PSUs. For the three and six months ended June 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.7 million and 3.9 million shares, respectively, related to 2022 Convertible Notes, 27,228 shares and 32,810 shares, respectively, of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs.

At both June 30, 2020 and December 31, 2019, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per share data (1):
Net asset value at beginning of period	$10.55	$9.90
Net investment income	0.69	0.66
Net realized gain (loss) on investments	0.06	0.09
Net unrealized appreciation (depreciation) on investments	(0.46)	0.38
Total from investment operations	0.29	1.13
Net increase (decrease) in net assets from capital share transactions (1)	0.02	0.16
Distributions of net investment income (6)	(0.72)	(0.64)
Distributions of capital gains (6)	—	-
Stock-based compensation expense included in investment income (2)	0.05	0.04
Net asset value at end of period	$10.19	$10.59

Ratios and supplemental data:
Per share market value at end of period	$10.47	$12.82
Total return (3)	(20.90%)	21.57%
Shares outstanding at end of period	114,230	104,282
Weighted average number of common shares outstanding	110,256	97,226
Net assets at end of period	$1,164,030	$1,104,684
Ratio of total expense to average net assets (4)	11.48%	12.92%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.41%	13.03%
Portfolio turnover rate (5)	13.40%	14.72%
Weighted average debt outstanding	$1,306,433	$1,119,440
Weighted average debt per common share	$11.85	$11.51

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

(3)

The total return for the six months ended June 30, 2020 and 2019 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the six months ended June 30, 2020 and 2019 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At June 30, 2020, the Company had approximately $165.1 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $30.0 million of non-binding term sheets outstanding at June 30, 2020. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
The Wing	$30,000
memsql, Inc.	25,000
Codiak Biosciences, Inc.	15,000
Chemocentryx, Inc.	15,000
Eidos Therapeutics, Inc.	11,250
Antares Pharma Inc.	10,000
G1 Therapeutics, Inc.	10,000
Dashlane, Inc.	8,000
Businessolver.com, Inc.	6,375
Clarabridge, Inc.	5,154
3GTMS, LLC.	5,036
Reltio, Inc.	5,000
Albireo Pharma, Inc.	5,000
Nextroll, Inc.	5,000
Campaign Monitor Limited	2,979
Integral Health Holdings, LLC	2,500
Ikon Science Limited	1,050
The CM Group LLC	750
Khoros (p.k.a Lithium Technologies)	534
Yipit, LLC	425
Mobile Solutions Services	367
Cytracom Holdings LLC	250
ePayPolicy Holdings, LLC	250
Greenphire, Inc.	200
Total	$165,120

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of June 30, 2020 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,280,250	$—	$490,250	$300,000	$490,000
Lease and License Obligations (4)	11,745	3,032	5,892	2,043	778
Total	$1,291,995	$3,032	$496,142	$302,043	$490,778

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $110.3 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes. There were no outstanding borrowings under the Wells Facility or Union Bank Credit Facility as of June 30, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $761,000 and $1.5 million during the three and six months ended June 30, 2020. Total rent expense amounted to approximately $623,000 and $1.2 million during the three and six months ended June 30, 2019. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of June 30, 2020:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total operating lease cost	$735	$1,470
Cash paid for amounts included in the measurement of lease liabilities	$1,111	$1,661
ROU assets obtained in exchange for lease liabilities	$—	$—

As of June 30, 2020
Weighted-average remaining lease term (in years)	4.47
Weighted-average discount rate	5.46%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2020:

(in thousands)
Remainder of 2020	$1,683
2021	2,903
2022	3,002
2023	2,293
2024	693
Thereafter	1,512
Total lease payments	12,086
Less: imputed interest	(1,908)
Total operating lease liability	$10,178

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

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment as of March 12, 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. This update did not have a material impact on the Company’s consolidated financial statements and disclosures for the periods presented.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date.  The Company has elected to comply with the Final Rules effective June 30, 2020 which is expected to require the Company to provide separate audited financial statements and summarized financial information for fewer of its controlled portfolio companies going forward.

12. Subsequent Events

On July 2, 2020, the Company terminated the Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP (the “2020 Equity Distribution Agreement”). As a result, the remaining shares that were available under the Equity Distribution Agreement are no longer available for issuance. The 2020 Equity Distribution Agreement provides that the Company may offer and sell up to 16.5 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

Subsequent to June 30, 2020 and as of July 29, 2020, the Company did not sell any shares of its common stock under the 2020 Equity Distribution Agreement. As of July 29, 2020, 16.5 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On July 22, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on August 17, 2020 to stockholders of record as of August 10, 2020.

COVID-19

The Company continues to closely monitor the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of July 30, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and six months ended June 30, 2020. The Company continues to observe and respond, if necessary, to the evolving COVID-19 environment and its potential impact on areas across its business.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 20, 2020 and under “Forward-Looking Statements” of this Item 2.

COVID-19 Developments

We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. While COVID-19 had a negative impact on our net income for the six months ended June 30, 2020, other key financial components such as total investment income and net investment income increased as compared to previous periods. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, the uncertainty surrounding its resurgence and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity-related investments. Our primary business objectives are to increase our net income, net operating income, and net asset value (“NAV”) by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $200.0 million in tangible assets which accounted for approximately 8.1% of our total assets at June 30, 2020.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.4 billion and $2.3 billion at June 30, 2020 and December 31, 2019, respectively. The fair value of our debt investment portfolio at June 30, 2020 was approximately $2.2 billion, compared to a fair value of approximately $2.1 billion at December 31, 2019. The fair value of the equity portfolio at June 30, 2020 was approximately $125.7 million, compared to a fair value of approximately $145.0 million at December 31, 2019. The fair value of the warrant portfolio at June 30, 2020 was approximately $21.5 million, compared to a fair value of approximately $20.9 million at December 31, 2019.

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

Our portfolio activity for the six months ended June 30, 2020 and the year ended December 31, 2019 was comprised of the following:

(in millions)	June 30, 2020	December 31, 2019
Debt Commitments (1)
New portfolio company	$312.0	$1,101.3
Existing portfolio company	210.0	355.8
Total	$522.0	$1,457.1
Funded and Restructured Debt Investments (2)
New portfolio company	$146.8	$640.6
Existing portfolio company	218.1	367.3
Total	$364.9	$1,007.9
Funded Equity Investments
New portfolio company	$—	$6.1
Existing portfolio company	1.0	11.7
Total	$1.0	$17.8
Unfunded Contractual Commitments (3)
Total	$165.1	$133.7
Non-Binding Term Sheets
New portfolio company	$20.0	$50.0
Existing portfolio company	10.0	144.0
Total	$30.0	$194.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2020, we received approximately $269.2 million in aggregate principal repayments. Of the approximately $269.2 million of aggregate principal repayments, approximately $33.3 million were scheduled principal payments and approximately $235.9 million were early principal repayments related to 17 portfolio companies. Of the approximately $235.9 million early principal repayments, approximately $76.0 million were early repayments due to merger and acquisition transactions for four portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for the six months ended June 30, 2020 and the year ended December 31, 2019 was as follows:

(in millions)	June 30, 2020	December 31, 2019
Beginning portfolio	$2,314.5	$1,880.4
New fundings and restructures	365.9	1,025.7
Warrants not related to current period fundings	(0.3)	0.8
Principal payments received on investments	(33.3)	(73.4)
Early payoffs	(235.9)	(526.8)
Accretion of loan discounts and paid-in-kind principal	22.0	43.3
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.4)	(9.7)
New loan fees	(5.0)	(15.3)
Sale of investments	(19.7)	(29.1)
Gain (loss) on investments due to sales or write offs	7.1	6.0
Net change in unrealized appreciation (depreciation)	(50.4)	12.6
Ending portfolio	$2,363.5	$2,314.5

As of June 30, 2020, we held debt, warrants, or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. All four companies filed confidentially under the Jumpstart Our Business Startups Act. Subsequent to June 30, 2020, we held debt, warrants, or equity positions in five companies that have filed registration statements, of which four are confidential, on Form S-1 with the SEC in contemplation of potential initial public offerings. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2020, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 6.9% to approximately 11.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $40.5 million of unamortized fees at June 30, 2020, of which approximately $34.1 million was included as an offset to the cost basis of our current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, we had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At June 30, 2020, we had approximately $44.0 million in exit fees receivable, of which approximately $40.2 million was included as a component of the cost basis of our current debt investments and approximately $3.8 million was a deferred receivable related to expired commitments. At December 31, 2019, we had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of our current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.1 million and $2.2 million in PIK income during the three months ended June 30, 2020 and 2019, respectively. We recorded approximately $4.1 million and $4.4 million in PIK income during the six months ended June 30, 2020 and 2019, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 11.5% and 12.7% during the three months ended June 30, 2020 and 2019, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 12.2% and 14.3% for the three months ended June 30, 2020 and 2019, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 12.2% and 12.7% during the three months ended June 30, 2020 and 2019, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately (20.9%) and 21.6% during the six months ended June 30, 2020 and 2019, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of June 30, 2020, approximately 89.3% of the fair value of our portfolio was composed of investments in five industries: 31.1% was composed of investments in the "Drug Discovery & Development" industry, 28.2% was composed of investments in the "Software" industry, 22.1% was composed of investments in the "Internet Consumer & Business Services" industry, 4.6% was composed of investments in the "Healthcare Services, Other" industry, and 3.3% was composed of investments in the "Sustainable and Renewable Technology" industry.

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

For the six months ended June 30, 2020 and the year ended December 31, 2019, our ten largest portfolio companies represented approximately 29.4% and 27.8% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2020 and December 31, 2019, we had eight and six investments, respectively, that represented 5% or more of our net assets. At June 30, 2020, we had seven equity investments representing approximately 72.4% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2019, we had six equity investments which represented approximately 63.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, approximately 97.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2020, we held warrants in 103 portfolio companies, with a fair value of approximately $21.5 million. The fair value of our warrant portfolio increased by approximately $595,000, as compared to a fair value of $20.9 million at December 31, 2019 primarily related to the increase in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $70.3 million to exercise such warrants as of June 30, 2020. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2020 and December 31, 2019, respectively:

(in thousands)	June 30, 2020			December 31, 2019
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	14	$443,640	20.1%	14	$387,327	18.0%
2	41	877,919	39.6%	52	1,180,536	55.0%
3	39	849,667	38.3%	23	509,940	23.7%
4	4	25,029	1.1%	6	69,016	3.2%
5	4	20,097	0.9%	2	1,773	0.1%
	102	$2,216,352	100.0%	97	$2,148,592	100.0%

As of June 30, 2020 and December 31, 2019, our debt investments had a weighted average investment grading of 2.30 and 2.15 on a cost basis, respectively. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

Investment Income

Interest Income

Total investment income for the three months ended June 30, 2020 was approximately $68.0 million as compared to approximately $69.3 million for the three months ended June 30, 2019. Total investment income for the six months ended June 30, 2020 was approximately $141.6 million as compared to approximately $128.1 million for the six months ended June 30, 2019.

Interest income for the three months ended June 30, 2020 totaled approximately $63.6 million as compared to approximately $61.7 million for the three months ended June 30, 2019. Interest income for the six months ended June 30, 2020 totaled approximately $129.8 million as compared to approximately $117.2 million for the six months ended June 30, 2019. The increase in interest income for the three and six months ended June 30, 2020 as compared to the same period ended June 30, 2019 is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans, and an increase in the acceleration of interest income due to early loan repayments.

Of the $63.6 million in interest income for the three months ended June 30, 2020, approximately $61.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $2.3 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented approximately $58.9 million and $2.8 million, respectively, of the $61.7 million interest income for the three months ended June 30, 2019.

Of the $129.8 million in interest income for the six months ended June 30, 2020, approximately $122.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $7.7 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $114.0 million and $3.2 million, respectively, of the $117.2 million interest income for the six months ended June 30, 2019.

The following table shows the PIK-related activity for the six months ended June 30, 2020 and 2019, at cost:

	Six Months Ended June 30,
(in thousands)	2020	2019
Beginning PIK interest receivable balance	$14,498	$12,717
PIK interest income during the period	4,147	4,364
PIK accrued (capitalized) to principal but not recorded as income during the period	(5,684)	—
Payments received from PIK loans	(1,107)	(2,309)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$11,854	$14,772
The slight decrease in PIK interest income during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is due to a decrease in the weighted average principal outstanding for loans on accrual which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended June 30, 2020 totaled approximately $4.4 million as compared to approximately $7.6 million for the three months ended June 30, 2019. Fee income from commitment, facility and loan related fees for the six months ended June 30, 2020 totaled approximately $11.8 million as compared to approximately $10.9 million for the six months ended June 30, 2019. The decrease in fee income for the three months ended June 30, 2020 is primarily due to a decrease in early payoffs. The increase in fee income for the six months ended June 30, 2020 is primarily due to an increase in the facilities fees and one-time fees due to early repayments.

Of the $4.4 million in fee income for the three months ended June 30, 2020, approximately $2.9 million represents income from recurring fee amortization and approximately $1.5 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $897,000 for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.6 million and $5.0 million, respectively, of the $7.6 million in income for the three months ended June 30, 2019.

Of the $11.8 million in fee income for the six months ended June 30, 2020, approximately $5.8 million represents income from recurring fee amortization and approximately $6.0 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $4.1 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $4.7 million and $6.2 million, respectively, of the $10.9 million in income for the six months ended June 30, 2019.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2020 or 2019.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $32.3 million and $34.0 million during the three months ended June 30, 2020 and 2019, respectively. Our operating expenses totaled approximately $65.3 million and $63.8 million during the six months ended June 30, 2020 and 2019, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $16.7 million and $15.2 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $33.1 million and $30.7 million during the six months ended June 30, 2020 and 2019, respectively. Interest and fee expense during the three and six months ended June 30, 2020, as compared to the same periods ended June 30, 2019, increased due to the issuance of our July 2024 Notes in July 2019, the issuance of our February 2025 Notes in February 2020 and the issuance of our June 2025 Notes in June 2020.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.0% and 5.2% for the three months ended June 30, 2020 and 2019, respectively, and a weighted average cost of debt of approximately 5.1% and 5.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the weighted average cost of debt for both of the three and six months ended June 30, 2020, as compared to the same periods ended June 30, 2019, is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $5.9 million from $5.8 million for the three months ended June 30, 2020 and 2019, respectively. Our general and administrative expenses increased to $11.9 million from $9.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2020 is mainly due to an increase in income taxes, termination, and marketing related expenses.

Employee Compensation

Employee compensation and benefits totaled $7.2 million for the three months ended June 30, 2020 as compared to $9.2 million for the three months ended June 30, 2019, and $15.4 million for the six months ended June 30, 2020 as compared to $15.8 million for the six months ended June 30, 2019. The decrease between both of the three and six months ended June 30, 2020 and 2019 was primarily due to decreased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $2.5 million for the three months ended June 30, 2020 as compared to $3.9 million for the three months ended June 30, 2019, and $5.0 million for the six months ended June 30, 2020 as compared to $7.3 million for the six months ended June 30, 2019. The decreases between the three and six months ended June 30, 2020 and 2019 was primarily due to a settlement with our former Chairman and Chief Executive Officer, and elimination of associated stock-based compensation expense.

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

A summary of realized gains and losses for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Realized gains	$2,531	$6,104	$14,719	$14,942
Realized losses	(2,390)	(1,833)	(7,611)	(6,116)
Net realized gains (losses)	$141	$4,271	$7,108	$8,826

During the three and six months ended June 30, 2020, we recognized net realized gains of $141,000 and $7.1 million, respectively, on the portfolio. During the three months ended June 30, 2020, we recorded gross realized gains of $2.5 million primarily from the sale of our public equity holdings. These gains were partially offset by gross realized losses of $2.4 million primarily from the liquidation or write-off of our equity or warrant positions during the period.

During the six months ended June 30, 2020, we recorded gross realized gains of $14.7 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of  $7.6 million primarily from the liquidation or write-off of our equity or warrant positions during the period.

During the three and six months ended June 30, 2019, we recognized net realized gains of $4.3 million and $8.8 million, respectively, on the portfolio. During the three months ended June 30, 2019, we recorded gross realized gains of $6.1 million primarily from the sale of our public equity holdings. These gains were offset by gross realized losses of $1.8 million primarily from the liquidation or write-off of our debt, equity, and warrant positions during the period.

During the six months ended June 30, 2019, we recorded gross realized gains of $14.9 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $6.1 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gross unrealized appreciation on portfolio investments	$56,712	$37,656	$71,032	$88,486
Gross unrealized depreciation on portfolio investments	(33,365)	(24,912)	(119,888)	(45,931)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	2,593	(4,187)	(1,474)	(6,067)
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	25,940	8,557	(50,330)	36,488
Other net unrealized appreciation (depreciation)	—	36	—	102
Total net unrealized appreciation (depreciation) on investments	$25,940	$8,593	$(50,330)	$36,590

During the three months ended June 30, 2020, we recorded $25.9 million of net unrealized appreciation, all of which was net unrealized appreciation from our debt, equity and warrant investments. We recorded $15.3 million of net unrealized depreciation on our debt investments which was primarily related to $15.9 million of net unrealized depreciation on the debt portfolio partially offset by $686,000 of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off of our portfolio companies.

We recorded $29.8 million of net unrealized appreciation on our equity investments and $11.4 million of net unrealized appreciation on our warrant investments during the three months ended June 30, 2020. This net unrealized appreciation of $41.2 million was primarily attributable to $39.3 million of unrealized appreciation on the equity and warrant portfolio and $1.9 million of unrealized appreciation due to the reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrant investments.

During the six months ended June 30, 2020, we recorded $50.3 million of net unrealized depreciation, all of which was net unrealized depreciation from our debt, equity and warrant investments. We recorded $41.0 million of net unrealized depreciation on our debt investments which was primarily related to $42.4 million of unrealized depreciation on the debt portfolio offset by $1.4 million of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off of our debt investments.

We recorded $14.1 million of net unrealized depreciation on our equity investments and $4.8 million of net unrealized appreciation on our warrant investments during the six months ended June 30, 2020. This net unrealized depreciation of $9.3 million was primarily attributable to $6.5 million of unrealized depreciation on the equity and warrant portfolio and the $2.8 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2020, we had a net increase in net assets resulting from operations of approximately $61.8 million and for the three months ended June 30, 2019, we had a net increase in net assets resulting from operations of approximately $48.1 million. For the six months ended June 30, 2020, we had a net increase in net assets resulting from operations of approximately $33.0 million and for the six months ended June 30, 2019, we had a net increase in net assets resulting from operations of approximately $109.7 million.

Both the basic and fully diluted net change in net assets per common share were $0.55 per share and $0.29 per share for the three and six months ended June 30, 2020. Both the basic and fully diluted net change in net assets per common share were $0.49 per share for the three months ended June 30, 2019. The basic and fully diluted net change in net assets per common share was $1.13 per share and $1.12 per share, respectively, for the six months ended June 30, 2019.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2020, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and six months ended June 30, 2019 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries.

SBA debentures

On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

On March 1, 2020, we paid down $38.7 million of SBA debentures.

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

July 2024 Notes

On July 16, 2019, we issued $105.0 million in aggregate principal amount of July 2024 Notes. The sale of the July 2024 Notes generated net proceeds of approximately $103.5 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.5 million.

February 2025 Notes

On February 5, 2020, we issued $50.0 million in aggregate principal amount of February 2025 Notes pursuant to the 2025 Note Purchase Agreement. The sale of the February 2025 Notes generated net proceeds of approximately $49.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $581,000.

June 2025 Notes

On June 3, 2020, we issued $70.0 million in aggregate principal amount of June 2025 Notes pursuant to the 2025 Note Purchase Agreement. The sale of the June 2025 Notes generated net proceeds of approximately $69.2 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $796,000.

2025 Notes

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the 2025 Notes pursuant to the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.6 million.

2033 Notes

On September 20, 2018, we issued $40.0 million in aggregate principal amount of the 2033 Notes pursuant to the 2033 Notes Indenture. The sale of the 2033 Notes generated net proceeds of approximately $38.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $1.6 million.

2027 Asset-Backed Notes

On November 1, 2018, we issued $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes. The sale of the 2027 Asset-Backed Notes generated net proceeds of approximately $197.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $3.0 million.

2028 Asset-Backed Notes

On January 22, 2019, we issued $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes. The sale of the 2028 Asset-Backed Notes generated net proceeds of approximately $247.1 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions were approximately $2.9 million.

Fully Redeemed Notes

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

Credit Facilities

Wells Facility

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

Union Bank Facility

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

Equity Distribution Agreement

On May 6, 2019, we entered into the Equity Distribution Agreement. The Equity Distribution Agreement provides that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three and six months ended June 30, 2020, we sold 3.5 million and 6.0 million shares of common stock, respectively, under the Equity Distribution Agreement. As of June 30, 2020, approximately 2.1 million shares remain available for issuance and sale under the Equity Distribution Agreement.

On July 2, 2020, we terminated the Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP. See Item 2. Subsequent Events below.

Equity Offerings

On June 17, 2019, we closed the June 2019 Equity Offering. The offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

Stock Repurchase

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

Available liquidity and capital resources as of June 30, 2020

At June 30, 2020, we had $110.3 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $70.0 million of June 2025 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no outstanding borrowings on both the Wells Facility and the Union Bank Facility.

At June 30, 2020, we had $510.9 million in available liquidity, including $35.9 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $400.0 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2020, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC. With our net investment of $74.5 million in HT III, we have the approved capacity to issue a total of $110.3 million of SBA guaranteed debentures. At June 30, 2020, we have issued $110.3 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III.

At June 30, 2020, we had approximately $33.6 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the six months ended June 30, 2020, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the six months ended June 30, 2020, our operating activities used $12.8 million of cash and cash equivalents, compared to $251.5 million used during the six months ended June 30, 2019. This $238.8 million decrease in cash used in operating activities is primarily related to a decrease of $242.0 million in purchase of investments.

During the six months ended June 30, 2020, our investing activities used approximately $67,000 of cash, compared to $241,000 used during the six months ended June 30, 2019. The $174,000 decrease in cash used in investing activities was due to a decrease in purchase of capital equipment.

During the six months ended June 30, 2020, our financing activities used $32.7 million of cash, compared to $234.5 million provided by financing activities during the six months ended June 30, 2019. The $267.2 million decrease in cash provided by financing activities was primarily due to a $209.9 million decrease in borrowings from new note issuances and credit facilities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

As of June 30, 2020, our net assets totaled $1.2 billion, with a NAV per share of $10.19. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of June 30, 2020, our asset coverage ratio under our regulatory requirements as a BDC was 199.5% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 190.9% at June 30, 2020.

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

At June 30, 2020, we had approximately $165.1 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $30.0 million of non-binding term sheets outstanding to one new company and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2020:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,280,250	$—	$490,250	$300,000	$490,000
Lease and License Obligations (4)	11,745	3,032	5,892	2,043	778
Total	$1,291,995	$3,032	$496,142	$302,043	$490,778

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $110.3 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of February 2025 Notes, $70.0 million of the June 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes. There were no outstanding borrowings under the Union Bank Credit Facility or the Wells Facility as of June 30, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $761,000 and $1.5 million, respectively, during the three and six months ended June 30, 2020 and approximately $623,000 and $1.2 million, respectively, during the three and six months ended June 30, 2019.

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

Distributions

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90% - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, our Board of Directors may choose to pay additional special distributions, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

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

At June 30, 2020, approximately 95.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and six months ended June 30, 2020.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and six months ended June 30, 2020. See “— Results of Operations” for a comparison of investment income for the three and six months ended June 30, 2020 and 2019.

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

Subsequent Events

On July 2, 2020, we terminated the Equity Distribution Agreement and entered into a new ATM equity distribution agreement, or the 2020 Equity Distribution Agreement. As a result, the remaining shares that were available under the Equity Distribution Agreement are no longer available for issuance. The 2020 Equity Distribution Agreement provides that we may offer and sell up to 16.5 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

Subsequent to June 30, 2020 and as of July 29, 2020, we did not sell any shares of common stock under the 2020 Equity Distribution Agreement. As of July 29, 2020, 16.5 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On July 22, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on August 17, 2020 to stockholders of record as of August 10, 2020.

COVID-19

We continue to closely monitor the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of July 30, 2020, there is no indication of a reportable subsequent event impacting our financial statements for the three and six months ended June 30, 2020. We continue to observe and respond, if necessary, to the evolving COVID-19 environment and its potential impact on areas across our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2020, approximately 97.9% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(650)	$(180)	$(470)	$-
(50)	$(492)	$(120)	$(372)	$-
(25)	$(307)	$(60)	$(247)	$-
25	$1,663	$60	$1,603	$0.01
50	$3,363	$120	$3,243	$0.03
75	$5,062	$180	$4,882	$0.04
100	$6,888	$240	$6,648	$0.06
200	$17,051	$479	$16,572	$0.15

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2020, we did not engage in interest rate or foreign currency hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our, SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (the “Annual Report”).

The effects of the outbreak of COVID-19 have negatively affected the global economy and the United States economy, and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

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

If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. We have received the approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share, subject to certain limitations and with the approval of our independent directors. If our common stock trades below NAV, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

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

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

We have received the approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share, subject to certain limitations and with the approval of our independent directors. The issuance or sale by us of shares of our common stock at a price per share, after offering expenses and commission, that is a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2020 that represent greater than 5% of our net assets:

	June 30, 2020
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$83,646	7.2%
Oak Street Health	82,453	7.1%
EverFi, Inc.	82,286	7.1%
Tricida, Inc.	78,980	6.8%
Paratek Pharmaceuticals, Inc.	73,106	6.3%
Businessolver.com, Inc.	65,401	5.6%
Delphix Corp.	59,637	5.1%
SeatGeek, Inc.	58,532	5.0%
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•	Oak Street Health operates primary care clinics and healthcare centers that provides healthcare facilities for Medicare eligible beneficiaries, and it serves patients in the United States.
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

Dividend Reinvestment Plan

During the six months ended June 30, 2020, we issued 121,015 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.5 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Equity Distribution Agreement, dated July 2, 2020, between Hercules Capital, Inc. and JMP Securities, LLC.(1)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 2, 2020.

.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2020

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2019 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2020 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$1,118	$—	$14,780	$28	$—	$—	$14,808
	Preferred Stock	—	—	33,000	—	—	(3,321)	29,679
	Common Stock	—	—	2,380	—	—	(239)	2,141
Total Majority Owned Control Investments		$1,118	$—	$50,160	$28	$—	$(3,560)	$46,628
Other Control Investments
Tectura Corporation(5)	Senior Debt	$259	$—	$9,586	$—	$(134)	$(1,649)	$7,803
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$259	$—	$9,586	$—	$(134)	$(1,649)	$7,803
Total Control Investments		$1,377	$—	$59,746	$28	$(134)	$(5,209)	$54,431

Affiliate Investments
Optiscan BioMedical, Corp.	Convertible Debt	$13	$—	$—	$407	$—	$—	$407
	Preferred Warrants	—	—	209	—	—	(208)	1
	Preferred Stock	—	—	8,984	—	—	(8,382)	602
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	364	—	12,615	—	—	(1,715)	10,900
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$377	$—	$21,808	$407	$—	$(10,305)	$11,910
Total Control and Affiliate Investments		$1,754	$—	$81,554	$435	$(134)	$(15,514)	$66,341

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2020

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,808	$14,808
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	29,679
	Diversified Financial Services	Common Stock			830,000	1,884	2,141
Total Gibraltar Business Capital, LLC						$42,814	$46,628
Total Majority Owned Control Investments (4.01%)*						$42,814	$46,628
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 8.25%	$8,250	8,250	7,803
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$13,023	13,023	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$7,803
Total Other Control Investments (0.67%)*						$22,413	$7,803
Total Control Investments (4.68%)*						$65,227	$54,431

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	408	$408	$407
	Medical Devices & Equipment	Preferred Series B Equity			61,855	3,000	3
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	1
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	50
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,240	548
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	1
Total Optiscan BioMedical, Corp.						$14,132	$1,010
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	$10,775	$9,408
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	PIK Interest 10.00%	$683	683	—
	Sustainable and Renewable Technology	Senior Secured Debt	December 2020	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			1	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,452	$10,900
Total Affiliate Investments (1.02%)*						$88,584	$11,910
Total Control and Affiliate Investments (5.70%)*						$153,811	$66,341

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: July 30, 2020	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: July 30, 2020	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer