Form 10-Q
period 2020-09-30
Hercules Capital, Inc.
filed 2020-10-29
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On October 22, 2020, there were 114,616,652 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Non-control/Non-affiliate investments (cost of $2,352,003 and $2,248,524, respectively)	$2,355,935	$2,232,972
Control investments (cost of $65,242 and $65,333, respectively)	55,092	59,746
Affiliate investments (cost of $88,584 and $88,175, respectively)	9,800	21,808
Total investments in securities, at value (cost of $2,505,829 and $2,402,032, respectively)	2,420,827	2,314,526
Cash and cash equivalents	27,554	64,393
Restricted cash	20,507	50,603
Interest receivable	19,506	20,207
Right of use asset	9,884	11,659
Other assets	5,723	580
Total assets	$2,504,001	$2,461,968

Liabilities
Accounts payable and accrued liabilities	$28,782	$30,306
Operating lease liability	9,753	11,538
SBA Debentures, net (principal of $99,000 and $149,000, respectively) (1)	98,668	148,165
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	148,907	148,514
July 2024 Notes, net (principal of $105,000 and $105,000, respectively) (1)	103,869	103,685
February 2025 Notes, net (principal of $50,000 and $0, respectively) (1)	49,493	—
2025 Notes, net (principal of $75,000 and $75,000, respectively) (1)	73,256	72,970
June 2025 Notes, net (principal of $70,000 and $0, respectively) (1)	69,233	—
2033 Notes, net (principal of $40,000 and $40,000, respectively) (1)	38,582	38,501
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	197,521	197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,579	247,395
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	227,786	226,614
Credit Facilities	37,492	103,919
Total liabilities	$1,330,921	$1,328,919

Net assets consist of:
Common stock, par value	115	108
Capital in excess of par value	1,225,823	1,145,106
Total distributable earnings (loss)	(52,858)	(12,165)
Total net assets	$1,173,080	$1,133,049
Total liabilities and net assets	$2,504,001	$2,461,968

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	114,317	107,364
Net asset value per share	$10.26	$10.55

(1)

The Company’s SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see “Note 4 - Borrowings”), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Restricted Cash	20,507	$50,603
2027 Asset-Backed Notes, investments in securities, at value (cost of $300,671 and $283,891, respectively)	300,402	283,658
2028 Asset-Backed Notes, investments in securities, at value (cost of $364,022 and $347,295, respectively)	364,948	347,929
Total assets	$685,857	$682,190

Liabilities
2027 Asset-Backed Notes, net (principal of $200,000 and $200,000, respectively) (1)	$197,521	$197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,579	247,395
Total liabilities	$445,100	$444,707

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 4 – Borrowings”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income:
Interest income
Non-control/Non-affiliate investments	$64,403	$62,696	$192,408	$176,568
Control investments	740	1,055	2,117	3,119
Affiliate investments	232	493	609	1,740
Total interest income	65,375	64,244	195,134	181,427
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	2,985	3,591	10,692	11,069
Control investments	5	5	15	13
Affiliate investments	—	26	—	186
Total commitment, facility and loan fee income	2,990	3,622	10,707	11,268
One-time fee income
Non-control/Non-affiliate investments	1,974	1,372	6,085	4,602
Total one-time fee income	1,974	1,372	6,085	4,602
Total fee income	4,964	4,994	16,792	15,870
Total investment income	70,339	69,238	211,926	197,297
Operating expenses:
Interest	14,807	13,857	44,415	39,927
Loan fees	1,824	1,138	5,268	5,793
General and administrative
Legal expenses	673	1,586	2,563	4,212
Tax expenses	994	815	3,028	1,706
Other expenses	3,624	3,967	11,622	10,398
Total general and administrative	5,291	6,368	17,213	16,316
Employee compensation
Compensation and benefits	7,181	7,559	22,575	23,372
Stock-based compensation	2,522	1,443	7,477	8,716
Total employee compensation	9,703	9,002	30,052	32,088
Total operating expenses	31,625	30,365	96,948	94,124
Net investment income	38,714	38,873	114,978	103,173
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(48,501)	4,807	(41,393)	13,633
Total net realized gain (loss) on investments	(48,501)	4,807	(41,393)	13,633
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	54,299	(26,351)	19,483	15,533
Control investments	646	2,489	(4,563)	421
Affiliate investments	(2,111)	(547)	(12,416)	(3,773)
Total net unrealized appreciation (depreciation) on investments	52,834	(24,409)	2,504	12,181
Total net realized and unrealized gain (loss)	4,333	(19,602)	(38,889)	25,814
Net increase (decrease) in net assets resulting from operations	$43,047	$19,271	$76,089	$128,987

Net investment income before investment gains and losses per common share:
Basic	$0.34	$0.37	$1.03	$1.03
Change in net assets resulting from operations per common share:
Basic	$0.38	$0.18	$0.68	$1.29
Diluted	$0.38	$0.18	$0.67	$1.29
Weighted average shares outstanding
Basic	113,489	104,314	111,342	99,615
Diluted	113,744	104,655	111,590	100,043
Distributions paid per common share:
Basic	$0.32	$0.34	$1.04	$0.98

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended September 30, 2020	Shares	Par Value	of par value	(loss)	Assets
Balance at June 30, 2020	114,230	$115	$1,223,263	$(59,348)	$1,164,030
Net increase (decrease) in net assets resulting from operations	—	—	—	43,047	43,047
Public offering, net of offering expenses	—	—	(96)	—	(96)
Issuance of common stock under restricted stock plan	34	—	—	—	—
Retired shares for restricted stock vesting	(24)	—	(391)	—	(391)
Distributions reinvested in common stock	77	—	923	—	923
Distributions	—	—	—	(36,557)	(36,557)
Stock-based compensation (1)	—	—	2,124	—	2,124
Balance at September 30, 2020	114,317	$115	$1,225,823	$(52,858)	$1,173,080

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	76,089	76,089
Public offering, net of offering expenses	5,966	6	73,560	—	73,566
Issuance of common stock due to stock option exercises	29	—	362	—	362
Retired shares from net issuance	(24)	—	(376)	—	(376)
Issuance of common stock under restricted stock plan	835	1	(1)	—	—
Retired shares for restricted stock vesting	(51)	—	(1,553)	—	(1,553)
Distributions reinvested in common stock	198	—	2,393	—	2,393
Distributions	—	—	—	(116,782)	(116,782)
Stock-based compensation (1)	—	—	6,332	—	6,332
Balance at September 30, 2020	114,317	$115	$1,225,823	$(52,858)	$1,173,080

(1)	Stock-based compensation includes $31 and $76 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2020, respectively.

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
For the Three Months Ended September 30, 2019	Shares	Par Value	of par value	(loss)(2)	Stock	Assets
Balance at June 30, 2019	104,282	$104	$1,149,774	$(45,194)	$—	$1,104,684
Net increase (decrease) in net assets resulting from operations	—	—	—	19,271	—	19,271
Public offering, net of offering expenses	—	—	(331)	—	—	(331)
Issuance of common stock due to stock option exercises	23	—	300	—	—	300
Issuance of common stock under restricted stock plan	770	1	(1)	—	—	—
Retired shares for restricted stock vesting	(482)	—	(4,471)	—	—	(4,471)
Distributions reinvested in common stock	43	—	544	—	—	544
Distributions	—	—	—	(35,555)	—	(35,555)
Stock-based compensation (2)	—	—	1,239	—	—	1,239
Balance at September 30, 2019	104,636	$105	$1,147,054	$(61,478)	$—	$1,085,681

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase (decrease) in net assets resulting from operations	—	—	—	128,987	—	128,987
Public offering, net of offering expenses	7,700	8	95,084	—	—	95,092
Issuance of common stock due to stock option exercises	37	—	461	—	—	461
Retired shares from net issuance	(12)	—	(166)	—	—	(166)
Issuance of common stock under restricted stock plan	828	1	(1)	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(550)	—	(5,358)	—	—	(5,358)
Distributions reinvested in common stock	132	—	1,733	—	—	1,733
Distributions	—	—	—	(97,606)	—	(97,606)
Stock-based compensation (2)	—	—	7,094	—	—	7,094
Balance at September 30, 2019	104,636	$105	$1,147,054	$(61,478)	$—	$1,085,681

(2)	Stock-based compensation includes $25 and $56 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2019, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$76,089	$128,987
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(631,431)	(784,858)
Principal and fee payments received on investments	480,709	424,479
Proceeds from the sale of investments	22,057	31,664
Net unrealized depreciation (appreciation) on investments	(2,504)	(12,181)
Net realized loss (gain) on investments	41,393	(13,633)
Accretion of paid-in-kind principal	(6,481)	(6,571)
Accretion of loan discounts	(3,028)	(2,435)
Accretion of loan discount on convertible notes	504	504
Accretion of loan exit fees	(19,178)	(17,598)
Change in deferred loan origination revenue	11,986	13,617
Unearned fees related to unfunded commitments	30	1,896
Amortization of debt fees and issuance costs	3,640	4,714
Depreciation	319	175
Stock-based compensation and amortization of restricted stock grants (1)	6,332	7,094
Change in operating assets and liabilities:
Interest and fees receivable	701	(2,887)
Prepaid expenses and other assets	(1,844)	(12,286)
Accounts payable	(17)	(196)
Accrued liabilities	(3,292)	12,763
Net cash used in operating activities	(24,015)	(226,752)

Cash flows from investing activities:
Purchases of capital equipment	(115)	(484)
Net cash used in investing activities	(115)	(484)

Cash flows from financing activities:
Issuance of common stock, net	73,566	95,091
Retirement of employee shares	(1,567)	(5,063)
Distributions paid	(114,389)	(95,873)
Issuance of July 2024 Notes	—	105,000
Issuance of 2028 Asset-Backed Notes	—	250,000
Issuance of February 2025 Notes	50,000	—
Issuance of June 2025 Notes	70,000
Repayments of 2024 Notes	—	(83,510)
Repayments of Long-Term SBA Debentures	(50,000)	—
Borrowings of credit facilities	494,082	480,834
Repayments of credit facilities	(560,509)	(522,205)
Cash paid for debt issuance costs	(1,419)	(4,131)
Fees paid for credit facilities and debentures	(2,569)	(2,833)
Net cash (used in) provided by financing activities	(42,805)	217,310
Net increase (decrease) in cash, cash equivalents, and restricted cash	(66,935)	(9,926)
Cash, cash equivalents, and restricted cash at beginning of period	114,996	45,857
Cash, cash equivalents, and restricted cash at end of period	$48,061	$35,931

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$46,209	$40,984
Income tax, including excise tax, paid	$2,478	$1,371
Distributions reinvested	$2,393	$1,733

(1)	Stock-based compensation includes $76 and $56 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2020 and 2019, respectively.

See notes to consolidated financial statements

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$27,554	$21,045
Restricted cash	20,507	14,886
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$48,061	$35,931

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,810	$6,805
Subtotal: 1-5 Years Maturity						6,810	6,805
Subtotal: Communications & Networking (0.58%)*						6,810	6,805
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,823	14,947
Subtotal: 1-5 Years Maturity						14,823	14,947
Subtotal: Diversified Financial Services (1.27%)*						14,823	14,947
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)(17)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	40,979	40,740
Subtotal: 1-5 Years Maturity						40,979	40,740
Subtotal: Drug Delivery (3.47%)*						40,979	40,740
Drug Discovery & Development
Under 1 Year Maturity
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 3.00% or Floor rate of 8.00%, 13.43% Exit Fee	$12,922	13,790	13,816
Metuchen Pharmaceuticals LLC	Drug Discovery & Development	Senior Secured	April 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$8,195	9,219	9,181
Stealth Bio Therapeutics Corp. (5)(10)(11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 7.69% Exit Fee	$9,027	10,359	10,359
Subtotal: Under 1 Year Maturity						33,368	33,356
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$6,630	6,907	6,893
Albireo Pharma, Inc. (5)(10)(11)(17)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	9,924	9,924
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,249	15,358
Applied Genetic Technologies Corporation (11)	Drug Discovery & Development	Senior Secured	December 2023	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$10,000	9,952	9,952
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$15,000	14,945	14,945
Bicycle Therapeutics PLC (5)(10)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$15,000	14,926	14,926
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.85% or Floor rate of 8.75%, 6.35% Exit Fee	$35,000	36,055	36,231
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,478	20,578
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.10% or Floor rate of 8.85%, 5.75% Exit Fee	$20,000	20,324	20,414
Total BridgeBio Pharma LLC					$75,000	76,857	77,223
Century Therapeutics, LLC	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	9,855	9,855
Chemocentryx, Inc. (10)(11)(15)(17)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,600	20,824
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,010	5,225
Total Chemocentryx, Inc.					$25,000	25,610	26,049
Codiak Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$25,000	24,992	25,190
Constellation Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.55% or Floor rate of 8.55%, 6.35% Exit Fee	$30,000	30,663	31,249
Dermavant Sciences Ltd. (5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,515	20,322
Eidos Therapeutics, Inc. (10)(13)(17)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,859	8,992
G1 Therapeutics, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	June 2024	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$20,000	19,939	19,939

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Geron Corporation (10)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$16,250	16,072	16,072
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	22,760	22,668
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 8.70% Exit Fee	$50,000	52,579	52,549
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$5,000	5,193	5,184
Paratek Pharmaceuticals, Inc. (11)(13)(14)(15)(16)	Drug Discovery & Development	Senior Secured	September 2022	Interest rate PRIME + 5.35% or Floor rate of 8.85%, PIK Interest 1.55%, 1.95% Exit Fee	$60,070	59,564	59,633
Replimune Group, Inc. (5)(10)(11)(17)	Drug Discovery & Development	Senior Secured	August 2023	Interest rate PRIME + 2.75% or Floor rate of 8.75%, 4.95% Exit Fee	$10,000	10,089	10,148
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,124	25,556
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,120	20,152
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,239	30,550
Tricida, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	77,412	77,871
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 7.72% Exit Fee	$35,000	35,519	36,314
Unity Biotechnology, Inc. (10)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	24,808	24,808
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$7,500	7,329	7,329
Verastem, Inc. (11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 4.25% or Floor rate of 9.75%, 5.25% Exit Fee	$35,000	35,795	36,143
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2023	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 7.18% Exit Fee	$25,000	25,459	25,642
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	15,012	14,968
Subtotal: 1-5 Years Maturity						752,267	756,404
Greater than 5 Years Maturity
Axsome Therapeutics, Inc. (10)(17)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 4.85% Exit Fee	$50,000	48,831	48,831
Subtotal: Greater than 5 Years Maturity						48,831	48,831
Subtotal: Drug Discovery & Development (71.49%)*						834,466	838,591
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (5)(8)(10)(13)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$3,343	3,858	2,761
Subtotal: Under 1 Year Maturity						3,858	2,761
Subtotal: Electronics & Computer Hardware (0.24%)*						3,858	2,761
Healthcare Services, Other
1-5 Years Maturity
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 8.35% or Floor rate of 9.35%	$9,381	9,244	9,064
	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 3-month LIBOR + 8.35% or Floor rate of 9.35%	$1,000	1,000	981
Total The CM Group LLC					$10,381	10,244	10,045
Velocity Clinical Research, Inc. (13)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,849	9,520	9,776
	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$750	750	742
Total Velocity Clinical Research, Inc.					$10,599	10,270	10,518
Subtotal: 1-5 Years Maturity						20,514	20,563
Subtotal: Healthcare Services, Other (1.75%)*						20,514	20,563
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,772	24,701
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	December 2021	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 5.30% Exit Fee	$15,757	16,147	16,147

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,768	11,800
Subtotal: 1-5 Years Maturity						52,687	52,648
Subtotal: Information Services (4.49%)*						52,687	52,648
Internet Consumer & Business Services
Under 1 Year Maturity
Greenphire, Inc. (17)	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate 3-month LIBOR + 8.00% or Floor rate of 9.00%	$717	717	717
	Internet Consumer & Business Services	Senior Secured	January 2021	Interest rate PRIME + 3.75% or Floor rate of 8.75%	$720	720	720
Total Greenphire, Inc.					$1,437	1,437	1,437
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	Interest rate PRIME + 5.13% or Floor rate of 10.13%, 2.00% Exit Fee	$4,200	4,267	2,685
	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%	$5,130	5,110	3,216
Total Intent (p.k.a. Intent Media, Inc.)					$9,330	9,377	5,901
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,889	43,604
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,268	5,229
Total Snagajob.com, Inc.					$48,178	49,157	48,833
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	240	-
	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	45
Total Tectura Corporation					$31,953	21,513	8,295
Subtotal: Under 1 Year Maturity						81,484	64,466
1-5 Years Maturity
AppDirect, Inc. (11)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	30,547	30,547
Contentful, Inc. (5)(10)(11)(14)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate PRIME + 2.95% or Floor rate of 7.95%, PIK Interest 1.25%, 3.55% Exit Fee	$3,830	3,876	3,893
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,789	8,135
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$83,594	83,380	83,753
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,080	51,310	51,639
Nextroll, Inc. (14)(17)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,766	20,992	21,122
Postmates, Inc. (19)	Internet Consumer & Business Services	Senior Secured	September 2022	Interest rate PRIME + 3.85% or Floor rate of 8.85%, 8.05% Exit Fee	$20,000	20,782	20,797
SeatGeek, Inc. (14)(16)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,225	59,126	57,546
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.25%, 4.00% Exit Fee	$12,157	12,189	11,989
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,136	24,887	24,887
Varsity Tutors LLC (13)(14)(17)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,210	39,263	39,849
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$14,274	14,212	14,274
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$11,000	11,388	11,442
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$4,000	4,140	4,179
Subtotal: 1-5 Years Maturity						383,881	384,052
Subtotal: Internet Consumer & Business Services (38.23%)*						465,365	448,518
Media/Content/Info
1-5 Years Maturity

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.34% Exit Fee	$20,941	21,118	21,308
Subtotal: 1-5 Years Maturity						21,118	21,308
Subtotal: Media/Content/Info (1.82%)*						21,118	21,308
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,288	12,199
Optiscan Biomedical, Corp. (6)(8)(9)	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	$408	408	-
Sebacia, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%, 6.05% Exit Fee	$6,892	7,541	5,807
Subtotal: Under 1 Year Maturity						20,237	18,006
1-5 Years Maturity
Flowonix Medical Incorporated (11)(14)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 4.25% or Floor rate of 9.25%, 7.95% Exit Fee	$7,561	8,388	8,405
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,728	7,698
Subtotal: 1-5 Years Maturity						16,116	16,103
Subtotal: Medical Devices & Equipment (2.91%)*						36,353	34,109
Software
Under 1 Year Maturity
Pollen, Inc. (15)	Software	Senior Secured	November 2020	Interest rate PRIME + 4.25% or Floor rate of 8.50%, 5.95% Exit Fee	$7,000	7,416	7,416
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,440	30,574
Subtotal: Under 1 Year Maturity						37,856	37,990
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,750	9,754
Abrigo (18)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,705	38,195	38,123
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,327	2,283	2,284
Total Abrigo					$41,032	40,478	40,407
Businessolver.com, Inc. (11)(16)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$58,650	57,951	57,976
	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,521	7,421
Total Businessolver.com, Inc.					$66,300	65,472	65,397
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,507	55,013	55,176
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,500	9,358	9,067
	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$500	500	495
Total Cloud 9 Software					$10,000	9,858	9,562
CloudBolt Software Inc. (17)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	4,846	4,846
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,754	15,558
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	June 2024	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	25,131	25,131
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,266	10,717	10,707
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,166	10,165	10,105
Total Dashlane, Inc.					$20,432	20,882	20,812
Delphix Corp. (13)(16)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,515	59,777
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,514	9,750
Evernote Corporation (11)(14)(15)(19)	Software	Senior Secured	July 2022	Interest rate PRIME + 5.45% or Floor rate of 8.95%	$5,549	5,527	5,428
	Software	Senior Secured	July 2022	Interest rate PRIME + 6.00% or Floor rate of 9.50%, PIK Interest 1.25%	$9,292	9,226	9,264
Total Evernote Corporation					$14,841	14,753	14,692
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
ExtraHop Networks, Inc. (19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,674	14,674
FreedomPay, Inc. (13)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,929	9,929
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,730	6,650

Insurance Technologies Corporation (11)(18)	Software	Senior Secured	January 2025	Interest rate 3-month LIBOR + 8.27% or Floor rate of 9.27%	$17,000	16,578	16,537
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,605	7,659	7,760
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 6-month LIBOR + 10.15% or Floor rate of 11.15%	$8,718	8,481	8,349
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$55,000	54,297	54,850
	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$604	604	601
Total Khoros (p.k.a Lithium Technologies)					$55,604	54,901	55,451
Lightbend, Inc. (14)(15)	Software	Senior Secured	February 2022	Interest rate PRIME + 4.25% or Floor rate of 9.25%, PIK Interest 2.00%, 3.00% Exit Fee	$13,937	14,140	14,114
memsql, Inc. (11)(14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,011	4,983	4,983
Mixpanel, Inc.	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,000	19,574	19,574
Mobile Solutions Services (17)(18)	Software	Senior Secured	October 2024	Interest rate 6-month LIBOR + 8.80% or Floor rate of 9.80%	$5,500	5,351	5,352
Nuvolo Technologies Corporation (13)(17)(19)	Software	Senior Secured	April 2023	Interest rate PRIME + 7.25% or Floor rate of 11.50%	$15,000	14,848	14,778
OrthoFi, Inc. (13)(18)	Software	Senior Secured	April 2024	Interest rate 6-month LIBOR + 8.28% or Floor rate of 9.28%	$17,853	17,481	17,331
	Software	Senior Secured	April 2024	Interest rate 6-month LIBOR + 8.28% or Floor rate of 9.28%	$1,667	1,667	1,667
Total OrthoFi, Inc.					$19,520	19,148	18,998
Pymetrics, Inc.	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$10,000	9,818	9,818
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,203	3,290	3,253
Reltio, Inc. (13)(14)(17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,030	9,830	9,830
Salsa Labs, Inc. (11)	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$5,985	5,917	5,929
	Software	Senior Secured	April 2023	Interest rate 3-month LIBOR + 8.15% or Floor rate of 9.15%	$500	500	500
Total Salsa Labs, Inc.					$6,485	6,417	6,429
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,056	4,911	4,855
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,384	4,449
Udacity, Inc. (17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,000	34,486	34,486
Vela Trading Technologies (11)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 10.50% or Floor rate of 11.50%, PIK Interest 0.50%	$18,345	17,990	17,754
ZeroFox, Inc. (13)	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	20,033	19,987
Subtotal: 1-5 Years Maturity						639,121	638,872
Greater than 5 Years Maturity

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Campaign Monitor Limited (11)(17)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.50% or Floor rate of 9.50%	$30,021	29,415	29,310
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,822	19,502
Subtotal: Greater than 5 Years Maturity						49,237	48,812
Subtotal: Software (61.86%)*						726,214	725,674
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	January 2021	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	10,775	8,308
	Sustainable and Renewable Technology	Senior Secured	January 2021	PIK Interest 10.00%	$683	683	-
	Sustainable and Renewable Technology	Senior Secured	January 2021	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)					$12,175	$12,950	$9,800
Subtotal: Under 1 Year Maturity						12,950.00	9,800.00
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$44,502	47,562.00	47,983.00
Subtotal: 1-5 Years Maturity						47,562	47,983
Subtotal: Sustainable and Renewable Technology (4.93%)*						60,512	57,783
Total: Debt Investments (193.03%)*						2,283,699	2,264,447

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Preferred Series A	1,135,000	$1,230	$5,717
Subtotal: Communications & Networking (0.49%)*					1,230	5,717
Consumer & Business Products
Intelligent Beauty, Inc.	Consumer & Business Products	Equity	Preferred Series B	111,156	$230	$654
Subtotal: Consumer & Business Products (0.06%)*					230	654
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,143
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	29,707
Total Gibraltar Business Capital, LLC				11,432,752	28,006	31,850
Subtotal: Diversified Financial Services (2.72%)*					28,006	31,850
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	251
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	733
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	2,681
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	66
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	6
Subtotal: Drug Delivery (0.32%)*					4,645	3,737
Drug Discovery & Development
Albireo Pharma, Inc. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	25,000	1,000	834
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	190,175	1,715	1,129
Axovant Gene Therapies Ltd. (p.k.a. Axovant Sciences Ltd.) (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	75
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	7,638
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	271
Chemocentryx, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	945
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	695
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	14
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	86
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	758
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	64
Paratek Pharmaceuticals, Inc. (4)(16)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	413
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	22
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	12
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Equity	Common Stock	68,816	863	624
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	17,175	332	633
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	83,334	641	564
Subtotal: Drug Discovery & Development (1.26%)*					19,439	14,777
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	6,583
Chromadex Corporation (4)	Healthcare Services, Other	Equity	Common Stock	31,183	110	125
Subtotal: Healthcare Services, Other (0.57%)*					5,204	6,708
Internet Consumer & Business Services
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	738
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc.	Internet Consumer & Business Services	Equity	Common Stock	105,000	6,051	20,503
Fastly, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	6,238	8	584
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	5,530
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	7,936
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,527
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	580
Total OfferUp, Inc.				394,790	2,295	2,107
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	577	570
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Preferred Series B	1,163	15	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Subtotal: Internet Consumer & Business Services (3.24%)*					25,780	37,968
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	441
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	392
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	381
Total Gelesis, Inc.				609,849	925	1,214
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Equity	Preferred Series B	61,855	3,000	—
	Medical Devices & Equipment	Equity	Preferred Series C	19,273	655	—
	Medical Devices & Equipment	Equity	Preferred Series D	551,038	5,257	—
	Medical Devices & Equipment	Equity	Preferred Series E	507,103	4,240	—
Total Optiscan Biomedical, Corp.				1,139,269	13,152	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	38,243	527	1,474
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	128
Subtotal: Medical Devices & Equipment (0.24%)*					17,342	2,816
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	75
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	27
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	3,090
	Software	Equity	Preferred Series 3	93,620	300	665
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	3,755
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Palantir Technologies (4)	Software	Equity	Common Stock	2,085,421	12,747	15,893
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	4,291
Subtotal: Software (2.05%)*					22,438	24,041
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	10
	Surgical Devices	Equity	Preferred Series C	656,538	282	32
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	101
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	163
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	157
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	220
Total Gynesonics, Inc.				9,595,178	1,941	683
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	2,241
Subtotal: Surgical Devices (0.25%)*					4,491	2,924
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,356
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	—
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	301
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.23%)*					64,502	2,657
Total: Equity Investments (11.41%)*					193,307	133,849
Warrant Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Warrant	Common Stock	3,328	—	12
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	12
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	54
Subtotal: Consumer & Business Products (0.00%)*					611	54

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	1,004
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.09%)*					750	1,004
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	149
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	15
Albireo Pharma, Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	5,310	61	85
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	620
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics, LLC	Drug Discovery & Development	Warrant	Common Units	40,540	37	37
Cerecor, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	22,328	70	1
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	105
CytRx Corporation (4) (15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (5)(10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	343
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	3
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	21
Motif BioSciences Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	347
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	756
Stealth Bio Therapeutics Corp. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	203
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	2,558
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	31,353	280	13
Urovant Sciences, Ltd. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	315
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	75,000	177	176
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	108
Yumanity Therapeutics, Inc.	Drug Discovery & Development	Warrant	Class C Preferred Units	73,110	110	148
Subtotal: Drug Discovery & Development (0.51%)*					7,005	6,003
Electronics & Computer Hardware
908 Devices, Inc. (15)	Electronics & Computer Hardware	Warrant	Preferred Series D	79,856	101	48
Subtotal: Electronics & Computer Hardware (0.00%)*					101	48
Information Services
InMobi Inc. (5)(10)	Information Services	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	243
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	131
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	341
Subtotal: Information Services (0.06%)*					1,434	715
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	74	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	78
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	82	1	135
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	105
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	53
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	485
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,992
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	18
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	98
Postmates, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	189,865	317	610
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	32
SeatGeek, Inc. (16)	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	1,134

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	93
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	32
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	26
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	10
Total Snagajob.com, Inc.				3,611,537	860	68
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	4
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	769
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	208
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	328
Subtotal: Internet Consumer & Business Services (0.53%)*					5,674	6,210
Media/Content/Info
Napster	Media/Content/Info	Warrant	Common Stock	715,755	384	—
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	4	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					736	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	109
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Common Stock	1,819,078	294	127
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Optiscan Biomedical, Corp. (6)	Medical Devices & Equipment	Warrant	Preferred Series E	74,424	572	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,371
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	—
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	11
Subtotal: Medical Devices & Equipment (0.14%)*					3,436	1,618
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	43
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	389
Total Achronix Semiconductor Corporation				1,110,000	259	432
Subtotal: Semiconductors (0.04%)*					259	432
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	19
	Software	Warrant	Preferred Series F	31,673	343	28
Total Actifio, Inc.				105,257	592	47
CloudBolt Software Inc.	Software	Warrant	Common Stock	158,506	91	91
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	25
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	832
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	236
Delphix Corp. (16)	Software	Warrant	Common Stock	718,898	1,594	1,354
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	99
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	47
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	191	191
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	152
memsql, Inc.	Software	Warrant	Preferred Series D	312,596	103	150
Message Systems, Inc. (15)	Software	Warrant	Preferred Series C	503,718	334	218
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	252
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	30,000	43	67

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2020

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	486
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	77
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	19
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	202
SignPost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	157
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	218
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	375
Subtotal: Software (0.45%)*					5,918	5,295
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	114,513	861	17
Subtotal: Specialty Pharmaceuticals (0.00%)*					861	17
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	7
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	25
Total Gynesonics, Inc.				1,727,088	387	32
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	234
Subtotal: Surgical Devices (0.02%)*					526	266
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	533
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	167
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	55
Total Kinestral Technologies, Inc.				456,883	218	222
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	3
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	99
Total Proterra, Inc.				514,147	42	102
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.07%)*					1,094	857
Total: Warrant Investments (1.92%)*					$28,823	$22,531
Total: Investments in Securities (206.37%)*					$2,505,829	$2,420,827

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% at September 30, 2020. 1-month LIBOR, 3-month LIBOR and 12-month LIBOR represent 0.15%, 0.23% and 0.36%, respectively, at September 30, 2020.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $83.0 million, $147.7 million and $64.7 million, respectively. The tax cost of investments is $2.5 billion.

(4)

Except for warrants in 26 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted at September 30, 2020 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at September 30, 2020, and is therefore considered non-income producing. Note that at September 30, 2020, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity Inc.), Tectura Corporation, and Glo AB.

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

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at September 30, 2020.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at September 30, 2020. Refer to “Note 10 - Commitments and Contingencies”.
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

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets at December 31, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2019. Refer to “Note 10 - Commitments and Contingencies”.
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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code (see “Note 5 - Income Taxes”).

The Company does not currently use Commodity Futures Trading Commission (“CFTC”) derivatives, however, to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” pursuant to Rule 4.5 under the Commodity Exchange Act (“CEA”). The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

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

As an SBIC, HT III is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license. As of September 30, 2020, HT IV has no material assets or liabilities. The Company received the SBIC license on October 27, 2020 (see “Note 12 - Subsequent Events”). The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a Delaware limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT III (see “Note 4 - Borrowings” to the Company’s consolidated financial statements).

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations or limited liability companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and the portfolio investments held by these subsidiaries are included in the Company’s consolidated financial statements and recorded at fair value. These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”) during the first quarter of 2020, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

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

As of September 30, 2020, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined herein). See “Note 4 – Borrowings”.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At September 30, 2020, approximately 96.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy approved by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2020 and December 31, 2019.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,249,500	$—	$—	$2,249,500
Unsecured Debt	14,947	—	—	14,947
Preferred Stock	50,283	—	—	50,283
Common Stock	83,566	41,646	—	41,920
Warrants	22,531	—	6,963	15,568
Escrow Receivable	417	—	—	417
Total	$2,421,244	$41,646	$6,963	$2,372,635

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$2,133,812	$—	$—	$2,133,812
Unsecured Debt	14,780	—	—	14,780
Preferred Stock	69,717	—	—	69,717
Common Stock	75,336	41,789	—	33,547
Warrants	20,881	—	7,159	13,722
Escrow Receivable	955	—	—	955
Total	$2,315,481	$41,789	$7,159	$2,266,533

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and the year ended December 31, 2019.

(in thousands)	Balance January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2020
Senior Debt	$2,133,812	$(47,346)	$2,579	$649,886	$—	$(489,431)	$—	$—	$2,249,500
Unsecured Debt	14,780	—	(283)	450	—	—	—	—	14,947
Preferred Stock	69,717	(134)	(5,323)	245	(40)	—	—	(14,182)	50,283
Common Stock	33,547	1,240	8,373	—	(1,240)	—	—	—	41,920
Warrants	13,722	(5,129)	4,911	3,327	(1,088)	—	—	(175)	15,568
Escrow Receivable	955	105	—	1,440	(2,083)	—	—	—	417
Total	$2,266,533	$(51,264)	$10,257	$655,348	$(4,451)	$(489,431)	$—	$(14,357)	$2,372,635

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2019
Senior Debt	$1,719,091	$(5,513)	$(2,424)	$1,031,832	$—	$(609,174)	$—	$—	$2,133,812
Unsecured Debt	14,401	—	329	50	—	—	—	—	14,780
Preferred Stock	68,625	(1,146)	12,566	4,638	(16)	—	—	(14,950)	69,717
Common Stock	24,241	(750)	4,962	5,094	—	—	—	—	33,547
Warrants	22,673	6,270	(7,922)	3,532	(8,981)	—	3	(1,853)	13,722
Escrow Receivable	970	(875)	—	897	(37)	—	—	—	955
Total	$1,850,001	$(2,014)	$7,511	$1,046,043	$(9,034)	$(609,174)	$3	$(16,803)	$2,266,533

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2020 relate to the initial public offerings of Palantir Technologies and Outset Medical, Inc. There was no activity related to transfers into Level 3 during the nine months ended September 30, 2020.

(4)

Transfers out of Level 3 during the year ended December 31, 2019 relate to the initial public offerings of Lightspeed POS, Inc., Lyft, Inc., Avedro, Inc., Stealth Bio Therapeutics Corp., X4 Pharmaceuticals, Inc., BridgeBio Pharma LLC, Pinterest, Inc., TransMedics Group, Inc., Fastly, Inc., Brickell Biotech, Inc., Oportun, and Tela Bio, Inc. Transfers into Level 3 for the year ended December 31, 2019 relate to the delisting of Motif BioSciences Inc. common stock.

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

For the nine months ended September 30, 2020, approximately $5.5 million in net unrealized depreciation and $8.4 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the nine months ended September 30, 2020, approximately $4.5 million and $0.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the year ended December 31, 2019, approximately $11.6 million and $4.6 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the year ended December 31, 2019, approximately $5.9 million and $1.5 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$47,143	Originated Within 4-6 Months	Origination Yield	12.78% - 13.57%	13.30%
	662,170	Market Comparable Companies	Hypothetical Market Yield	9.29% - 14.31%	11.43%
			Premium/(Discount)	(0.50%) - 1.00%
Technology	49,629	Originated Within 4-6 Months	Origination Yield	10.91% - 13.94%	13.37%
	982,286	Market Comparable Companies	Hypothetical Market Yield	7.08% - 17.51%	12.32%
			Premium/(Discount)	(0.25%) - 1.00%
	5,901	Liquidation (3)	Probability weighting of alternative outcomes	40.00% - 60.00%
Sustainable and Renewable Technology	15,622	Market Comparable Companies	Hypothetical Market Yield	10.18% - 10.60%	10.29%
			Premium/(Discount)	0.00% - 0.00%
	12,561	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 100.00%
Medical Devices	69,042	Market Comparable Companies	Hypothetical Market Yield	9.01% - 14.61%	11.32%
			Premium/(Discount)	(0.25%) - 0.50%
	5,807	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 40.00%
Lower Middle Market	143,397	Market Comparable Companies	Hypothetical Market Yield	8.46% - 15.94%	11.86%
			Premium/(Discount)	(1.00%) - 0.5%
	8,295	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	243,382	Debt Investments originated within 3 months
	-	Imminent Payoffs (4)
	19,212	Debt Investments Maturing in Less than One Year
	$2,264,447	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$44,303	Market Comparable Companies	EBITDA Multiple (2)	5.6x - 9.1x	8.0x
			Revenue Multiple (2)	1.7x - 18.2x	1.9x
			Tangible Book Value Multiple (b)	3.9x - 3.9x	3.9x
			Discount for Lack of Marketability (3)	20.66% - 31.28%	23.26%
			Average Industry Volatility (4)	49.92% - 124.93%	90.80%
			Risk-Free Interest Rate	0.12%	0.12%
			Estimated Time to Exit (in months)	10	10
	6,481	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(89.92%) - 32.29%	1.37%
			Average Industry Volatility (4)	39.77% - 81.88%	75.75%
			Risk-Free Interest Rate	0.18% - 2.64%	0.59%
			Estimated Time to Exit (in months)	10 - 31	20
	—	Liquidation	Revenue Multiple (2)	0.6x - 4.6x	2.6x
	41,419	Other (7)
Warrant Investments	6,334	Market Comparable Companies	EBITDA Multiple (2)	7.4x - 12.4x	7.5x
			Revenue Multiple (2)	0.4x - 8.3x	4.9x
			Discount for Lack of Marketability (3)	18.88% - 31.11%	24.97%
			Average Industry Volatility (4)	36.85% - 78.99%	69.86%
			Risk-Free Interest Rate	0.11% - 0.22%	0.14%
			Estimated Time to Exit (in months)	10 - 49	25
	9,234	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(49.04%) - 32.29%	(1.50%)
			Average Industry Volatility (4)	25.68% - 137.82%	72.47%
			Risk-Free Interest Rate	0.13% - 2.64%	0.51%
			Estimated Time to Exit (in months)	10 - 48	21
Total Level Three Warrant and Equity Investments	$107,771

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

The Company applies a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but does include an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between the inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark and assess market-based movements.

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

The Company estimates the fair value of warrants using a Black Scholes OPM. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition, general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies and other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity-related securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

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

Other Assets

Other assets generally consist of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both September 30, 2020 and December 31, 2019, there were no material past due escrow receivables. The escrow receivable balance as of September 30, 2020 and December 31, 2019 was approximately $417,000 and $955,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2020 and 2019.

(in thousands)			For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
Portfolio Company	Type	Fair Value at September 30, 2020	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,797	$565	$5	$154	$—	$1,683	$15	$(3,406)	$—
Tectura Corporation	Control	8,295	175	—	492	—	434	—	(1,157)	—
Total Control Investments		$55,092	$740	$5	$646	$—	$2,117	$15	$(4,563)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$—	$—	$—	$(1,011)	$—	$13	$—	$(9,601)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	9,800	232	—	(1,100)	—	596	—	(2,815)	—
Total Affiliate Investments		$9,800	$232	$—	$(2,111)	$—	$609	$—	$(12,416)	$—
Total Control & Affiliate Investments		$64,892	$972	$5	$(1,465)	$—	$2,726	$15	$(16,979)	$—

(in thousands)			For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
Portfolio Company	Type	Fair Value at September 30, 2019	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/ (Loss)	Interest Income	Fee Income	Net Change in Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$48,955	$564	$5	$2,719	$—	1,673	13	9,427	—
Tectura Corporation	Control	9,605	491	—	(230)	—	1,446	—	(9,006)	—
Total Control Investments		$58,560	$1,055	$5	$2,489	$—	$3,119	$13	$421	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$8,060	$—	$—	$(312)	$—	$—	$—	$(548)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	12,904	493	26	(235)	—	1,740	186	(3,225)	—
Total Affiliate Investments		$20,964	$493	$26	$(547)	$—	$1,740	$186	$(3,773)	$—
Total Control & Affiliate Investments		$79,524	$1,548	$31	$1,942	$—	$4,859	$199	$(3,352)	$—

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$1,317,224	54.4%	$1,348,468	58.3%
Senior Secured Debt with Warrants	954,807	39.4%	806,225	34.8%
Unsecured Debt	14,947	0.6%	14,780	0.6%
Preferred Stock	50,283	2.1%	69,717	3.0%
Common Stock	83,566	3.5%	75,336	3.3%
Total	$2,420,827	100.0%	$2,314,526	100.0%

The increase in senior secured debt and senior secured debt with warrants, as a percentage of the total portfolio, during the period is primarily due to an increase in debt investments that include detachable equity enhancement features.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2020 and December 31, 2019 is shown as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,236,969	92.4%	$2,039,900	88.2%
United Kingdom	60,247	2.5%	123,735	5.3%
Australia	52,549	2.2%	51,547	2.2%
Netherlands	36,947	1.5%	37,650	1.6%
Sweden	13,604	0.6%	4,410	0.2%
Cayman Islands	10,561	0.4%	17,503	0.8%
Ireland	5,184	0.2%	35,536	1.5%
Germany	4,766	0.2%	4,245	0.2%
Total	$2,420,827	100.0%	$2,314,526	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$859,371	35.6%	$747,955	32.2%
Software	755,010	31.2%	582,445	25.2%
Internet Consumer & Business Services	492,696	20.4%	495,132	21.4%
Sustainable and Renewable Technology	61,297	2.5%	77,505	3.3%
Information Services	53,363	2.2%	60,094	2.6%
Diversified Financial Services	46,797	1.9%	78,933	3.4%
Drug Delivery	45,481	1.9%	46,218	2.0%
Medical Devices & Equipment	38,543	1.6%	73,341	3.2%
Healthcare Services, Other	27,271	1.1%	102,997	4.5%
Media/Content/Info	21,308	0.9%	21,071	0.9%
Communications & Networking	12,534	0.5%	3,962	0.2%
Surgical Devices	3,190	0.1%	4,120	0.2%
Electronics & Computer Hardware	2,809	0.1%	4,462	0.2%
Consumer & Business Products	708	0.0%	530	0.0%
Semiconductors	432	0.0%	10,658	0.5%
Specialty Pharmaceuticals	17	0.0%	36	0.0%
Biotechnology Tools	—	0.0%	5,067	0.2%
Total	$2,420,827	100.0%	$2,314,526	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2020 and December 31, 2019.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2020, approximately 85.5% of the Company’s debt investments were in a senior secured first lien position, with 43.3% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 34.2% secured by a first priority security in all of the assets of the portfolio company other than intellectual property but the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.6% of the Company’s debt investments were senior secured by the equipment of the portfolio company and 7.4% of the Company’s debt investments were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 13.8% of the Company’s debt investments were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

Unconsolidated Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2020, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $41.5 million of unamortized fees at September 30, 2020, of which approximately $34.3 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, the Company had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $2.0 million and $1.4 million in one-time fee income during the three months ended September 30, 2020 and 2019, respectively, and approximately $6.1 million and $4.6 million in one-time fee income during the nine months ended September 30, 2020 and 2019, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2020, the Company had approximately $42.8 million in exit fees receivable, of which approximately $38.3 million was included as a component of the cost basis of the Company’s current debt investments and approximately $4.5 million was a deferred receivable related to expired commitments. At December 31, 2019, the Company had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of its current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.3 million and $2.2 million in PIK income during the three months ended September 30, 2020 and 2019, respectively, and approximately $6.5 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2020 and 2019.

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

Based on market quotations on or around September 30, 2020, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.012, 1.001, 1.006, and 1.004 per dollar at par value, respectively. At September 30, 2020, the 2025 Notes and 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.46 and $26.60 per unit at par value, respectively. The par value at underwriting for the 2025 Notes and 2033 Notes was $25.00 per unit. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair values of the SBA debentures, July 2024 Notes, February 2025 Notes and June 2025 Notes were approximately $102.8 million, $106.3 million, $49.7 million, and $69.7 million, respectively, compared to the principal amounts of $99.0 million, $105.0 million, $50.0 million, and $70.0 million, respectively, as of September 30, 2020. The fair value of the outstanding borrowings under the Union Bank Facility and the Wells Facility is equal to their principal outstanding balances as of September 30, 2020.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 - Summary of Significant Accounting Policies”.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings at September 30, 2020 and December 31, 2019:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$102,815	$—	$—	$102,815
2022 Notes	151,844	—	151,844	—
2025 Notes	76,380	—	76,380	—
2033 Notes	42,560	—	42,560	—
July 2024 Notes	106,294	—	—	106,294
February 2025 Notes	49,730	—	—	49,730
June 2025 Notes	69,681	—	—	69,681
2027 Asset-Backed Notes	200,219	—	200,219	—
2028 Asset-Backed Notes	251,475	—	251,475	—
2022 Convertible Notes	230,874	—	230,874	—
Wells Facility	—	—	—	—
Union Bank Facility	37,492	—	—	37,492
Total	$1,319,364	$—	$953,352	$366,012

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$152,963	$—	$—	$152,963
2022 Notes	151,215	—	151,215	—
July 2024 Notes	107,028	—	—	107,028
2025 Notes	77,430	—	77,430	—
2033 Notes	42,160	—	42,160	—
2027 Asset-Backed Notes	200,750	—	200,750	—
2028 Asset-Backed Notes	251,094	—	251,094	—
2022 Convertible Notes	234,922	—	234,922	—
Wells Facility	—	—	—	—
Union Bank Facility	103,919	—	—	103,919
Total	$1,321,481	$—	$957,571	$363,910

4. Borrowings

Outstanding Borrowings

At September 30, 2020 and December 31, 2019, the Company had the following available and outstanding borrowings:

	September 30, 2020			December 31, 2019
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$99,000	$99,000	$98,668	$149,000	$149,000	$148,165
2022 Notes	150,000	150,000	148,907	150,000	150,000	148,514
2025 Notes	75,000	75,000	73,256	75,000	75,000	72,970
2033 Notes	40,000	40,000	38,582	40,000	40,000	38,501
July 2024 Notes	105,000	105,000	103,869	105,000	105,000	103,685
February 2025 Notes	50,000	50,000	49,493	—	—	—
June 2025 Notes	70,000	70,000	69,233	—	—	—
2027 Asset-Backed Notes	200,000	200,000	197,521	200,000	200,000	197,312
2028 Asset-Backed Notes	250,000	250,000	247,579	250,000	250,000	247,395
2022 Convertible Notes	230,000	230,000	227,786	230,000	230,000	226,614
Wells Facility (3)	75,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	37,492	37,492	200,000	103,919	103,919
Total	$1,744,000	$1,306,492	$1,292,386	$1,474,000	$1,302,919	$1,287,075

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the outstanding borrowings as of September 30, 2020 and December 31, 2019, respectively.

(2)	At September 30, 2020 and December 31, 2019, the total available borrowings under the SBA debentures were $99.0 million and $149.0 million, respectively.
(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
SBA Debentures	$332	$835
2022 Notes	750	1,020
2025 Notes	1,744	2,030
2033 Notes	1,418	1,499
July 2024 Notes	1,131	1,315
February 2025 Notes	507	—
June 2025 Notes	767	—
2027 Asset-Backed Notes	2,479	2,688
2028 Asset-Backed Notes	2,421	2,605
2022 Convertible Notes	1,263	1,932
Wells Facility (1)	241	373
Union Bank Facility (1)	2,804	1,497
Total	$15,857	$15,794

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as an SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. The Company paid down $38.7 million and $11.3 million of SBA debentures on March 1, 2020, and September 1, 2020, respectively. With the Company’s net investment of $74.5 million in HT III as of September 30, 2020, HT III has the approved capacity to issue a total of $99.0 million of SBA guaranteed debentures, of which $99.0 million was outstanding as of September 30, 2020. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HT III.

As of September 30, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2020, the Company held investments in HT III in 32 companies with a fair value of approximately $172.3 million, accounting for approximately 7.1% of the Company’s total investment portfolio at September 30, 2020. HT III held approximately $190.8 million in tangible assets which accounted for approximately 7.6% of the Company’s total assets at September 30, 2020.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of September 30, 2020 as a result of having sufficient capital as defined under the SBA regulations. The average amount of debentures outstanding for the three and nine months ended September 30, 2020 for HT III were approximately $106.6 million and $117.8 million, respectively, with an average interest rate of approximately 3.15% and 3.02% respectively.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$841	$1,287	$2,670	$3,820
Amortization of debt issuance cost (loan fees)	111	128	503	383
Total interest expense and fees	$952	$1,415	$3,173	$4,203
Cash paid for interest expense	$1,752	$2,561	$4,285	$5,080

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2020 and December 31, 2019:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2020	December 31, 2019
September 22, 2010	September 1, 2020	3.50%	$—	$10,000
March 29, 2011	March 1, 2021	4.37%	—	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	—	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$99,000	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of September 30, 2020, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(750)	(1,020)
Original issue discount, net of accretion	(343)	(466)
Carrying value of 2022 Notes	$148,907	$148,514

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$1,734	$1,734	$5,406	$5,202
Amortization of debt issuance cost (loan fees)	90	90	270	270
Accretion of original issue discount	41	41	123	123
Total interest expense and fees	$1,865	$1,865	$5,799	$5,595
Cash paid for interest expense	$—	$—	$3,469	$3,469

2024 Notes

On July 14, 2014, the Company and U.S. Bank, N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture to the Base Indenture between the Company and the 2024 Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount of 6.25% unsecured notes due 2024 (the “2024 Notes”).

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

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$—	$—	$—	$210
Amortization of debt issuance cost (loan fees)	—	—	—	1,686
Amortization of original issue premium	—	—		110
Total interest expense and fees	$—	$—	$—	$2,006
Cash paid for interest expense	$—	$—	$—	$1,305

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

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$105,000	$105,000
Unamortized debt issuance cost	(1,131)	(1,315)
Carrying value of July 2024 Notes	$103,869	$103,685

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$1,252	$1,050	$3,756	$1,050
Amortization of debt issuance cost (loan fees)	74	49	221	49
Total interest expense and fees	$1,326	$1,099	$3,977	$1,099
Cash paid for interest expense	$2,505	$—	$5,009	$—

As of September 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

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

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the February 2025 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$50,000	$—
Unamortized debt issuance cost	(507)	—
Carrying value of February 2025 Notes	$49,493	$—

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the February 2025 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$535	$—	$1,403	$—
Amortization of debt issuance cost (loan fees)	29	—	75	—
Total interest expense and fees	$564	$—	$1,478	$—
Cash paid for interest expense	$1,070	$—	$1,070	$—

As of September 30, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

June 2025 Notes

On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of senior unsecured notes due June 2025 (the “June 2025 Notes”) to qualified institutional investors in a private placement pursuant to the 2025 Note Purchase Agreement. The sale of the June 2025 Notes generated net proceeds of approximately $69.2 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $819,000.

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

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the June 2025 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$70,000	$—
Unamortized debt issuance cost	(767)	—
Carrying value of June 2025 Notes	$69,233	$—

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the June 2025 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$754	$—	$989	$—
Amortization of debt issuance cost (loan fees)	39	—	51	—
Total interest expense and fees	$793	$—	$1,040	$—
Cash paid for interest expense	$—	$—	$—	$—

As of September 30, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

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

The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the 2025 Notes Indenture after April 30, 2021. No sinking fund is provided for the 2025 Notes. The 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2020, the Company was in compliance with the terms of the 2025 Notes Indenture.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2025 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(1,744)	(2,030)
Carrying value of 2025 Notes	$73,256	$72,970

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2025 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$984	$984	$2,953	$2,953
Amortization of debt issuance cost (loan fees)	95	95	285	285
Total interest expense and fees	$1,079	$1,079	$3,238	$3,238
Cash paid for interest expense	$984	$984	$2,953	$2,953

2033 Notes

On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.25% notes due 2033 (the “2033 Notes”). The 2033 Notes were issued pursuant to the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018 (the “2033 Notes Indenture”), between the Company and U.S. Bank, National Association, as trustee. The sale of the 2033 Notes generated net proceeds of approximately $38.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.6 million.

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

The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the 2033 Notes Indenture after October 30, 2023. No sinking fund is provided for the 2033 Notes. The 2033 Notes were issued in denominations of $25 and integral multiples of $25 thereof. As of September 30, 2020, the Company was in compliance with the terms of the 2033 Notes Indenture.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,418)	(1,499)
Carrying value of 2033 Notes	$38,582	$38,501

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$625	$625	$1,875	$1,875
Amortization of debt issuance cost (loan fees)	27	27	81	81
Total interest expense and fees	$652	$652	$1,956	$1,956
Cash paid for interest expense	$625	$625	$1,875	$1,875

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2027 Asset-Backed Notes”).

The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has a reinvestment period which expired on October 20, 2020, and as a result, principal collections will not be reinvested into additional eligible loans going forward. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

At both September 30, 2020 and December 31, 2019, the 2027 Asset-Backed Notes had an outstanding principal balance of $200.0 million.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,303	$2,303	$6,908	$6,908
Amortization of debt issuance cost (loan fees)	72	70	208	208
Total interest expense and fees	$2,375	$2,373	$7,116	$7,116
Cash paid for interest expense	$2,303	$2,303	$6,908	$6,908

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At September 30, 2020 and December 31, 2019, there was approximately $9.4 million and $20.9 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

As of September 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250.0 million in aggregate principal amount of fixed rate asset-backed notes (the “2028 Asset-Backed Notes”).

The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has a reinvestment period with a scheduled termination date of January 2021 during which time principal collections may be reinvested into additional eligible loans. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

At both September 30, 2020 and December 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,939	$2,939	$8,818	$8,132
Amortization of debt issuance cost (loan fees)	68	67	189	185
Total interest expense and fees	$3,007	$3,006	$9,007	$8,317
Cash paid for interest expense	$2,939	$2,939	$8,818	$7,805

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At September 30, 2020 and December 31, 2019, there was approximately $11.1 million and $29.7 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

As of September 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

2022 Convertible Notes

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of 4.375% Convertible Notes due 2022 (the “2022 Convertible Notes”), which amount includes the additional $30.0 million aggregate principal amount of 2022 Convertible Notes issued pursuant to the initial purchaser’s exercise in full of its overallotment option. The 2022 Convertible Notes were issued pursuant to an Indenture, dated January 25, 2017 (the “2022 Convertible Notes Indenture”), between the Company and the 2022 Trustee. The sale of the 2022 Convertible Notes generated net proceeds of approximately $225.5 million, including $4.5 million of debt issuance costs.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2020, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20 (“Debt with Conversion and Other Options”). In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The OID of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the OID resulting in an estimated effective interest rate of approximately 4.76%.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(1,263)	(1,932)
Original issue discount, net of accretion	(951)	(1,454)
Carrying value of 2022 Convertible Notes	$227,786	$226,614

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,516	$2,516	$7,547	$7,547
Amortization of debt issuance cost (loan fees)	223	223	669	669
Accretion of original issue discount	168	168	504	504
Total interest expense and fees	$2,907	$2,907	$8,720	$8,720
Cash paid for interest expense	$5,032	$5,031	$10,063	$10,062

As of September 30, 2020, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of September 30, 2020 and December 31, 2019, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”).

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

As of both September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Wells Facility.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$—	$22	$25	$416
Amortization of debt issuance cost (loan fees)	43	66	131	219
Unused facility and other fees (loan fees)	72	71	212	189
Total interest expense and fees	$115	$159	$368	$824
Cash paid for interest expense	$—	$95	$25	$430

As of September 30, 2020, the Company was in compliance with the terms of the Wells Facility.

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

As of September 30, 2020, the Company had $37.5 million of borrowings outstanding on the Union Bank Facility. The Company had borrowings outstanding of $103.9 million on the Union Bank Facility at December 31, 2019.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$115	$188	$1,438	$1,077
Amortization of debt issuance cost (loan fees)	319	199	947	967
Unused facility and other fees (loan fees)	562	53	1,426	601
Total interest expense and fees	$996	$440	$3,811	$2,645
Cash paid for interest expense	$238	$461	$1,734	$1,096

As of September 30, 2020, the Company was in compliance with the terms of the Union Bank Facility.

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

During the three and nine months ended September 30, 2020, the Company declared and paid distributions of $0.32 per share and $1.04 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2020, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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

Taxable income for the nine months ended September 30, 2020 was approximately $112.8 million or $1.01 per share. Taxable net realized gains for the same period were $14.2 million or approximately $0.13 per share. Taxable income for the nine months ended September 30, 2019 was approximately $110.0 million or $1.11 per share. Taxable net realized gains for the same period were $15.6 million or approximately $0.16 per share.

For the nine months ended September 30, 2020, the Company paid approximately $2.5 million of income tax, including excise tax, and had $1.8 million of accrued but unpaid tax expense as of September 30, 2020. For the nine months ended September 30, 2019, the Company paid approximately $1.4 million of income tax, including excise tax, and had $835,000 accrued but unpaid tax expense as of September 30, 2019.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

6. Stockholders’ Equity

On September 7, 2017, the Company entered into an At-The-Market, (“ATM”) equity distribution agreement (the “2017 Equity Distribution Agreement”), with JMP Securities LLC (“JMP”). The 2017 Equity Distribution Agreement provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On May 6, 2019, the Company terminated the 2017 Equity Distribution Agreement and entered into a new ATM equity distribution agreement (the “2019 Equity Distribution Agreement”). As a result, the remaining shares that were available under the 2017 Equity Distribution agreement are no longer available for issuance. The 2019 Equity Distribution Agreement provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On July 2, 2020, the Company terminated the 2019 Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP (the “2020 Equity Distribution Agreement”). As a result, the remaining shares that were available under the 2019 Equity Distribution Agreement are no longer available for issuance. The 2020 Equity Distribution Agreement provides that the Company may offer and sell up to 16.5 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

There were no shares of common stock sold under the 2019 Equity Distribution Agreement or the 2020 Equity Distribution Agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold approximately 6.0 million shares of common stock under the 2019 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $73.9 million, including offering expenses of $810,000, from these sales.

There were no shares of common stock sold under the 2019 Equity Distribution Agreement during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company sold approximately 2.0 million shares of common stock, of which 679,000 shares and 1.3 million shares were issued under the 2017 Equity Distribution Agreement and the 2019 Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $25.1 million, including $311,000 of offering expenses, from these sales, of which $8.5 million, including offering expenses of $146,000, was received under the 2017 Equity Distribution Agreement and $16.6 million, including offering expenses of $165,000, was received under the 2019 Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2020, approximately 16.5 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On June 17, 2019, the Company closed its underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock (“June 2019 Equity Offering”). The June 2019 Equity Offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

The Company has issued stock options for common stock subject to future issuance, of which 456,484 and 449,116 were outstanding at September 30, 2020 and December 31, 2019, respectively.

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

On May 13, 2018, the Board of Directors further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless earlier terminated by the Board of Directors, the 2018 Equity Incentive Plan will terminate on May 12, 2028. On May 13, 2018, the Board of Directors adopted the Hercules Capital, Inc. 2018 Non-Employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless earlier terminated by the Board of Directors, the Director Plan will terminate on May 12, 2028. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Except for the Retention PSUs (as described below), these employee awards generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

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

The following table summarizes the common stock options activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	449,116	$13.32	481,032	$13.40
Granted	82,000	$12.05	111,000	$12.91
Exercised	(29,267)	$12.36	(14,113)	$11.39
Forfeited	(35,670)	$13.35	(5,836)	$12.79
Expired	(9,695)	$13.00	(52,665)	$14.82
Outstanding at September 30,	456,484	$13.16	519,418	$13.21
Shares Expected to Vest at September 30,	135,510	$13.49	195,404	$13.43

All options may be exercised for a period ending seven to ten years after the date of grant. At September 30, 2020, options for approximately 456,484 shares were outstanding at a weighted average exercise price of approximately $13.16 per share with weighted average of remaining contractual term of 4.24 years and $42,000 aggregate intrinsic value. At September 30, 2020, options for approximately 320,974 shares were exercisable at a weighted average exercise price of approximately $13.49 per share with weighted average of remaining contractual term of 3.44 years and $11,000 aggregate intrinsic value.

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2020 and 2019 was approximately $9,000 and $40,000, respectively. During the nine months ended September 30, 2020 and 2019, approximately $22,000 and $35,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2020, there was approximately $32,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.61 years.

The Company follows ASC Topic 718 (“Compensation - Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes OPM using the assumptions in the following table for each of the nine months ended September 30, 2020 and 2019 and is as follows:

	Nine Months Ended September 30,
	2020	2019
Expected Volatility	15.71%	18.40%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.10% - 1.60%	1.33% - 2.62%

During the nine months ended September 30, 2020 and 2019, the Company granted 693,248 shares and 134,247 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the nine months ended September 30, 2020 and 2019 were approximately $9.7 million and $1.7 million, respectively. As of September 30, 2020, there were approximately $8.3 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.19 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31,	178,509	$12.88	380,870	$12.95
Granted	693,248	$14.01	134,247	$12.79
Vested	(80,006)	$12.89	(193,176)	$12.84
Forfeited	(20,677)	$14.15	(134,247)	$13.04
Unvested at September 30,	771,074	$13.86	187,694	$12.88

During the nine months ended September 30, 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 1,029,836 shares of restricted stock units during the nine months ended September 30, 2019. The Company also granted approximately 67,363 shares and 124,708 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan during the nine months ended September 30, 2020 and 2019. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2020 and 2019 were approximately $904,900 and $15.2 million, respectively. As of September 30, 2020, there were approximately $2.8 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.32 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	603,837	$13.13	732,533	$13.50
Granted	—	$—	1,029,836	$13.11
Distribution Equivalent Unit Granted	67,363	$—	124,708	$—
Vested (1)	(367,414)	$13.21	(615,045)	$13.35
Forfeited	(8,294)	$13.00	(624,349)	$13.34
Unvested at September 30,	295,492	$13.06	647,683	$13.16

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the nine months ended September 30, 2020, the Company expensed approximately $5.0 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $7.7 million in compensation expense related to restricted stock awards and restricted stock units during the nine months ended September 30, 2019.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of September 30, 2020, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During the nine months ended September 30, 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of September 30, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $2.7 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.59 years. As of September 30, 2020, there was approximately $2.5 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net increase (decrease) in net assets resulting from operations	$43,047	$19,271	$76,089	$128,987
Less: Distributions declared-common and restricted shares	(36,557)	(35,555)	(116,782)	(97,606)
Undistributed earnings (loss)	6,490	(16,284)	(40,693)	31,381
Undistributed earnings (loss)-common shares	6,445	(16,284)	(40,693)	31,313
Add: Distributions declared-common shares	36,309	35,490	115,936	97,388
Numerator for basic and diluted change in net assets per common share	$42,754	$19,206	$75,243	$128,701

Denominator
Basic weighted average common shares outstanding	113,489	104,314	111,342	99,615
Common shares issuable	255	341	248	428
Weighted average common shares outstanding assuming dilution	113,744	104,655	111,590	100,043

Change in net assets per common share
Basic	$0.38	$0.18	$0.68	$1.29
Diluted	$0.38	$0.18	$0.67	$1.29

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and nine months ended September 30, 2020 and 2019, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 6.7 million shares of 2022 Convertible Notes, 90,689 shares of unvested common stock options, no shares of unvested restricted stock units, 17,883 shares of unvested restricted stock awards, and no shares of unvested Retention PSUs. For the nine months ended September 30, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the period, consisted of 6.1 million shares of 2022 Convertible Notes, 80,342 shares of unvested common stock options, no shares of unvested restricted stock units, 63,737 shares of unvested restricted stock awards, and no shares of unvested Retention PSUs. For the three and nine months ended September 30, 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 3.6 million and 3.8 million shares, respectively, related to 2022 Convertible Notes, 25,396 and 30,110 shares, respectively, of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs.

At both September 30, 2020 and December 31, 2019, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per share data (1):
Net asset value at beginning of period	$10.55	$9.90
Net investment income	1.03	1.03
Net realized gain (loss) on investments	(0.37)	0.14
Net unrealized appreciation (depreciation) on investments	0.02	0.12
Total from investment operations	0.68	1.29
Net increase (decrease) in net assets from capital share transactions (1)	0.02	0.11
Distributions of net investment income (6)	(0.99)	(0.95)
Distributions of capital gains (6)	(0.06)	(0.03)
Stock-based compensation expense included in investment income (2)	0.06	0.06
Net asset value at end of period	$10.26	$10.38

Ratios and supplemental data:
Per share market value at end of period	$11.57	$13.37
Total return (3)	(10.19%)	29.94%
Shares outstanding at end of period	114,317	104,636
Weighted average number of common shares outstanding	111,342	99,615
Net assets at end of period	$1,173,080	$1,085,681
Ratio of total expense to average net assets (4)	11.29%	12.25%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.39%	13.43%
Portfolio turnover rate (5)	23.86%	22.82%
Weighted average debt outstanding	$1,302,048	$1,145,027
Weighted average debt per common share	$11.69	$11.49

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

(3)

The total return for the nine months ended September 30, 2020 and 2019 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2020 and 2019 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At September 30, 2020, the Company had approximately $242.5 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

The Company also had approximately $97.9 million of non-binding term sheets outstanding at September 30, 2020. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Chemocentryx, Inc.	$35,000
The Wing	30,000
memsql, Inc.	25,000
Bicycle Therapeutics PLC	15,000
Udacity, Inc.	15,000
Eidos Therapeutics, Inc.	11,250
Axsome Therapeutics, Inc.	10,000
Antares Pharma Inc.	10,000
G1 Therapeutics, Inc.	10,000
Replimune Group, Inc.	10,000
Dashlane, Inc.	9,700
Clarabridge, Inc.	7,500
Geron Corporation	6,500
Businessolver.com, Inc.	6,375
3GTMS, LLC.	5,036
CloudBolt Software Inc.	5,000
Albireo Pharma, Inc.	5,000
Nuvolo Technologies Corporation	5,000
Nextroll, Inc.	5,000
Reltio, Inc.	5,000
Campaign Monitor Limited	2,979
Varsity Tutors LLC	2,000
ThreatConnect, Inc.	1,800
Greenphire, Inc.	1,280
Ikon Science Limited	1,050
The CM Group LLC	750
Yipit, LLC	425
Mobile Solutions Services	367
ePayPolicy Holdings, LLC	250
Cytracom Holdings LLC	250
Total	$242,512

(1)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

The Company’s contractual obligations as of September 30, 2020 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,306,492	$25,000	$454,000	$337,492	$490,000
Lease and License Obligations (4)	11,135	3,000	5,776	1,581	778
Total	$1,317,627	$28,000	$459,776	$339,073	$490,778

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)

Includes $99.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes, and $37.5 million outstanding under the Union Bank Credit Facility as of September 30, 2020. There were no outstanding borrowings under the Wells Facility as of September 30, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “Note 4 - Borrowings” included in the notes to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $800,000 and $2.3 million during the three and nine months ended September 30, 2020, respectively. Total rent expense amounted to approximately $764,000 and $2.0 million during the three and nine months ended September 30, 2019, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of September 30, 2020:

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total operating lease cost	$735	$2,205
Cash paid for amounts included in the measurement of lease liabilities	$562	$2,223

As of September 30, 2020
Weighted-average remaining lease term (in years)	4.28
Weighted-average discount rate	5.45%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2020:

(in thousands)
Remainder of 2020	$573
2021	2,903
2022	3,002
2023	2,293
2024	693
Thereafter	1,511
Total lease payments	10,975
Less: imputed interest	(1,222)
Total operating lease liability	$9,753

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

11. Recent Accounting Pronouncements

Recently Issued or Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides optional expedients and exceptions for applying U.S. GAAP to certain contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. The change from LIBOR to a successor rate will result in an amendment to such agreements. The Company has adopted this amendment as of March 12, 2020 and there was no material impact on the Company’s consolidated financial statements and disclosures for the periods presented.

In August 2020, the FASB issued ASU 2020-6, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”, which is intended to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The amendment, among other things, reduces the number of accounting models for convertible debt instruments and convertible preferred stock and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share. The new guidance is effective for interim and annual periods beginning after December 15, 2021. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its consolidated financial statements and related disclosures.

SEC Disclosures Update and Simplification

In May 2020, the SEC revised its measure of “significant subsidiary” set forth in Rule 1-02(w)(2) for investment companies. The new definition includes an alternative income measure to determine a “significant subsidiary”. The final rule will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to implement this new rule effective June 30, 2020 which is expected to require the Company to provide separate audited financial statements and summarized financial information for fewer of its controlled portfolio companies going forward.

In August 2020, the SEC issued Final Rule Release Nos. 33-10825 and 34-89670 (collectively, the “Modernization of Regulation S-K Items 101, 103, and 105”). These rules amend certain SEC disclosure requirements to improve disclosures for investors, and to simplify compliance obligations for registrants. The final rules are effective on November 9, 2020. The Company has evaluated the impact of the amendments and determined that the adoption of these rules will not have any material impact on its consolidated financial statements and related disclosures.

12. Subsequent Events

Subsequent to September 30, 2020 and as of October 26, 2020, the Company sold 306,401 shares of its common stock under the 2020 Equity Distribution Agreement. As of October 26, 2020, 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On October 21, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on November 16, 2020 to stockholders of record as of November 9, 2020. In addition to the cash distribution, on October 21, 2020, the Board of Directors declared a supplemental cash distribution of $0.02 per share to be paid on November 16, 2020 to stockholders of record as of November 9, 2020.

On October 27, 2020, HT IV was licensed to operate as a SBIC under the SBA. This additional license has a 10-year term. The Company will gain access to $175.0 million of capital through the SBA debenture program, in addition to its regulatory capital contribution of $87.5 million to HT IV which will be used for investment purposes, subject to the issuance of a capital commitment by the SBA and customary procedures.

COVID-19

The Company continues to closely monitor the COVID-19 pandemic and its broader impact on both the U.S. and the global economy. As of October 29, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and nine months ended September 30, 2020. The Company continues to observe and respond, if necessary, to the evolving COVID-19 environment and its potential impact on areas across its business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•

the effect and consequences of the COVID-19 public health crisis on matters including global, U.S. and local economies, our business operations and continuity, potential disruption to our portfolio companies, tightened availability to capital and financing, the health and productivity of our employees, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

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

COVID-19 Developments

We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. While COVID-19 had a negative impact on our net assets resulting from operations for the nine months ended September 30, 2020, other key financial components such as total investment income and net investment income increased as compared to previous periods. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, the uncertainty surrounding its resurgence and actions by government authorities to contain the outbreak or treat its impact. Many public health experts have predicted that the COVID-19 pandemic will worsen in the fall and winter months as people in the U.S. spend more time indoors where the virus can spread more easily. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $190.8 million in tangible assets which accounted for approximately 7.6% of our total assets at September 30, 2020.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.4 billion and $2.3 billion at September 30, 2020 and December 31, 2019, respectively. The fair value of our debt investment portfolio at September 30, 2020 was approximately $2.3 billion, compared to a fair value of approximately $2.1 billion at December 31, 2019. The fair value of the equity portfolio at September 30, 2020 was approximately $133.8 million, compared to a fair value of approximately $145.0 million at December 31, 2019. The fair value of the warrant portfolio at September 30, 2020 was approximately $22.5 million, compared to a fair value of approximately $20.9 million at December 31, 2019.

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

Our portfolio activity for the nine months ended September 30, 2020 and the year ended December 31, 2019 was comprised of the following:

(in millions)	September 30, 2020	December 31, 2019
Debt Commitments (1)
New portfolio company	$744.5	$1,101.3
Existing portfolio company	290.8	355.8
Total	$1,035.3	$1,457.1
Funded and Restructured Debt Investments (2)
New portfolio company	$348.0	$640.6
Existing portfolio company	281.4	367.3
Total	$629.4	$1,007.9
Funded Equity Investments
New portfolio company	$—	$6.1
Existing portfolio company	2.0	11.7
Total	$2.0	$17.8
Unfunded Contractual Commitments (3)
Total	$242.5	$133.7
Non-Binding Term Sheets
New portfolio company	$77.5	$50.0
Existing portfolio company	20.4	144.0
Total	$97.9	$194.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2020, we received approximately $480.7 million in aggregate principal repayments. Of the approximately $480.7 million of aggregate principal repayments, approximately $54.0 million were scheduled principal payments and approximately $426.7 million were early principal repayments related to 27 portfolio companies. Of the approximately $426.7 million early principal repayments, approximately $76.1 million were early repayments due to merger and acquisition transactions for four portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2020 and the year ended December 31, 2019 was as follows:

(in millions)	September 30, 2020	December 31, 2019
Beginning portfolio	$2,314.5	$1,880.4
New fundings and restructures	631.4	1,025.7
Warrants not related to current period fundings	(0.2)	0.8
Principal payments received on investments	(54.0)	(73.4)
Early payoffs	(426.7)	(526.8)
Accretion of loan discounts and paid-in-kind principal	33.1	43.3
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(8.6)	(9.7)
New loan fees	(7.7)	(15.3)
Sale of investments	(22.1)	(29.1)
Gain (loss) on investments due to sales or write offs	(41.4)	6.0
Net change in unrealized appreciation (depreciation)	2.5	12.6
Ending portfolio	$2,420.8	$2,314.5

As of September 30, 2020, we held debt, warrants, or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. Three of these companies filed confidentially under the Jumpstart Our Business Startups Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2020, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 6.9% to approximately 11.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $41.5 million of unamortized fees at September 30, 2020, of which approximately $34.3 million was included as an offset to the cost basis of our current debt investments and approximately $7.2 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, we had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At September 30, 2020, we had approximately $42.8 million in exit fees receivable, of which approximately $38.3 million was included as a component of the cost basis of our current debt investments and approximately $4.5 million was a deferred receivable related to expired commitments. At December 31, 2019, we had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of our current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.3 million and $2.2 million in PIK income during the three months ended September 30, 2020 and 2019, respectively. We recorded approximately $6.5 million and $6.6 million in PIK income during the nine months ended September 30, 2020 and 2019, respectively.

The core yield on our debt investments, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events and includes income from expired commitments, was 11.3% and 12.4% during the three months ended September 30, 2020 and 2019, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 12.6% and 13.4% for the three months ended September 30, 2020 and 2019, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield on our investment portfolio was 11.5% and 12.1% during the three months ended September 30, 2020 and 2019, respectively. The total yield is derived by dividing total investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost.

The total return for our investors was approximately (10.2%) and 29.9% during the nine months ended September 30, 2020 and 2019, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 9 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities. As of September 30, 2020, approximately 91.9% of the fair value of our portfolio was composed of investments in five industries: 35.6% was composed of investments in the "Drug Discovery & Development" industry, 31.2% was composed of investments in the "Software" industry, 20.4% was composed of investments in the "Internet Consumer & Business Services" industry, 2.5% was composed of investments in the "Sustainable and Renewable Technology" industry, and 2.2% was composed of investments in the "Information Services" industry.

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

For the nine months ended September 30, 2020 and the year ended December 31, 2019, our ten largest portfolio companies represented approximately 27.1% and 27.8% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2020 and December 31, 2019, we had seven and six investments, respectively, that represented 5% or more of our net assets. At September 30, 2020, we had five equity investments representing approximately 62.6% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2019, we had six equity investments which represented approximately 63.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, approximately 97.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime- or LIBOR-based interest rate floor. Changes in interest rates, including Prime rate and LIBOR, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2020, we held warrants in 108 portfolio companies, with a fair value of approximately $22.5 million. The fair value of our warrant portfolio increased by approximately $1.6 million, as compared to a fair value of $20.9 million at December 31, 2019 primarily related to the increase in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $70.2 million to exercise such warrants as of September 30, 2020. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2020 and December 31, 2019, respectively:

(in thousands)	September 30, 2020			December 31, 2019
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	17	$406,502	17.9%	14	$387,327	18.0%
2	50	1,053,112	46.5%	52	1,180,536	55.0%
3	33	772,269	34.1%	23	509,940	23.7%
4	4	26,663	1.2%	6	69,016	3.2%
5	2	5,901	0.3%	2	1,773	0.1%
	106	$2,264,447	100.0%	97	$2,148,592	100.0%
As of September 30, 2020 and December 31, 2019, our debt investments had a weighted average investment grading of 2.22 and 2.15 on a cost basis, respectively. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

Investment Income

Total investment income for the three months ended September 30, 2020 was approximately $70.3 million as compared to approximately $69.2 million for the three months ended September 30, 2019. Total investment income for the nine months ended September 30, 2020 was approximately $211.9 million as compared to approximately $197.3 million for the nine months ended September 30, 2019.

Interest Income

For the three and nine months ended September 30, 2020 and 2019, the components of interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Contractual interest income	$51,529	$52,100	$154,741	$147,632
Exit fee interest income	10,824	8,706	30,271	23,530
PIK interest income	2,319	2,194	6,466	6,558
Other interest income (1)	703	1,244	3,656	3,707
Total interest income	$65,375	$64,244	$195,134	$181,427
(1)	Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended September 30, 2020 totaled approximately $65.4 million as compared to approximately $64.2 million for the three months ended September 30, 2019. Interest income for the nine months ended September 30, 2020 totaled approximately $195.1 million as compared to approximately $181.4 million for the nine months ended September 30, 2019. The increase in interest income for the three and nine months ended September 30, 2020 as compared to the same period ended September 30, 2019 is primarily attributable to an increase in recurring interest income caused by an increase in the weighted average principal outstanding of loans, and an increase in the acceleration of interest income due to early loan repayments.

Of the $65.4 million in interest income for the three months ended September 30, 2020, approximately $61.0 million represents recurring income from the contractual servicing of our loan portfolio and approximately $4.4 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented approximately $61.4 million and $2.8 million, respectively, of the $64.2 million interest income for the three months ended September 30, 2019.

Of the $195.1 million in interest income for the nine months ended September 30, 2020, approximately $183.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $12.0 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented $175.3 million and $6.1 million, respectively, of the $181.4 million interest income for the nine months ended September 30, 2019.

The following table shows the PIK-related activity for the nine months ended September 30, 2020 and 2019, at cost:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Beginning PIK interest receivable balance	$14,498	$12,717
PIK interest income during the period	6,466	6,558
PIK accrued (capitalized) to principal but not recorded as income during the period	(5,684)	—
Payments received from PIK loans	(1,330)	(4,482)
Realized gain (loss)	—	—
Ending PIK interest receivable balance	$13,950	$14,793

The slight decrease in PIK interest income during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is due to a decrease in the weighted average principal outstanding for loans on accrual which bear PIK interest.

Fee Income

Fee income from commitment, facility and loan related fees for each of the three months ended September 30, 2020 and 2019 totaled approximately $5.0 million. Fee income from commitment, facility and loan related fees for the nine months ended September 30, 2020 totaled approximately $16.8 million as compared to approximately $15.9 million for the nine months ended September 30, 2019. The increase in fee income for the nine months ended September 30, 2020 is primarily due to an increase in the facilities fees and one-time fees due to early repayments.

Of the $5.0 million in fee income for the three months ended September 30, 2020, approximately $2.1 million represents income from recurring fee amortization and approximately $2.9 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $2.0 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.3 million and $2.7 million, respectively, of the $5.0 million in income for the three months ended September 30, 2019.

Of the $16.8 million in fee income for the nine months ended September 30, 2020, approximately $7.8 million represents income from recurring fee amortization and approximately $9.0 million represents income related to the acceleration of unamortized fees due to early repayments, including one-time fees of $6.1 million for the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $7.0 million and $8.9 million, respectively, of the $15.9 million in income for the nine months ended September 30, 2019.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2020 or 2019.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $31.6 million and $30.4 million during the three months ended September 30, 2020 and 2019, respectively. Our operating expenses totaled approximately $96.9 million and $94.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $16.6 million and $15.0 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $49.7 million and $45.7 million during the nine months ended September 30, 2020 and 2019, respectively. Interest and fee expense during the three and nine months ended September 30, 2020, as compared to the same periods ended September 30, 2019, increased due to the issuance of our July 2024 Notes in July 2019, the issuance of our February 2025 Notes in February 2020 and the issuance of our June 2025 Notes in June 2020.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.1% for each of the three months ended September 30, 2020 and 2019, and a weighted average cost of debt of approximately 5.1% and 5.4% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the weighted average cost of debt for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $5.3 million from $6.4 million for the three months ended September 30, 2020 and 2019, respectively. Our general and administrative expenses increased to $17.2 million from $16.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2020 is mainly due to a decrease in legal expenses. The increase in general and administrative expenses for the nine months ended September 30, 2020 is mainly due to an increase in excise taxes.

Employee Compensation

Employee compensation and benefits totaled $7.2 million for the three months ended September 30, 2020 as compared to $7.6 million for the three months ended September 30, 2019, and $22.6 million for the nine months ended September 30, 2020 as compared to $23.4 million for the nine months ended September 30, 2019. The decrease between both of the three and nine months ended September 30, 2020 and 2019 was primarily due to decreased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $2.5 million for the three months ended September 30, 2020 as compared to $1.4 million for the three months ended September 30, 2019, and $7.5 million for the nine months ended September 30, 2020 as compared to $8.7 million for the nine months ended September 30, 2019. The increase in employee stock-based compensation for the three months ended September 30, 2020 was primarily due to the elimination of stock-based compensation in the three months ended September 30, 2019, pursuant to a settlement with our former Chairman and Chief Executive Officer. The decrease between the nine months ended September 30, 2020 and 2019 was primarily due to the above settlement, and elimination of associated stock-based compensation expense.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Realized gains	$1,463	$9,015	$16,182	$23,957
Realized losses	(49,964)	(4,208)	(57,575)	(10,324)
Net realized gains (losses)	$(48,501)	$4,807	$(41,393)	$13,633

During the three and nine months ended September 30, 2020, we recognized net realized losses of $48.5 million and $41.4 million, respectively, on the portfolio. During the three months ended September 30, 2020, we recorded gross realized gains of $1.5 million primarily from the sale of our public equity holdings. These gains were offset by gross realized losses of $50.0 million primarily from the write-off of our debt investments in Patron Technology and Motif BioSciences, Inc. during the period.

During the nine months ended September 30, 2020, we recorded gross realized gains of $16.2 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $57.6 million primarily from write-off of our debt investments in Patron Technology and Motif BioSciences, Inc., as well as the liquidation or write-off of our equity or warrant positions during the period.

During the three and nine months ended September 30, 2019, we recognized net realized gains of $4.8 million and $13.6 million, respectively, on the portfolio. During the three months ended September 30, 2019, we recorded gross realized gains of $9.0 million primarily from the sale of our public equity holdings. These gains were offset by gross realized losses of $4.2 million primarily from the liquidation or write-off of our debt, equity, and warrant positions during the period.

During the nine months ended September 30, 2019, we recorded gross realized gains of $23.9 million primarily from the sale of public equity positions and sale of our holdings due to merger and acquisition transactions. These gains were offset by gross realized losses of $10.3 million primarily from the liquidation or write-off of our debt, equity, or warrant positions during the period.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross unrealized appreciation on portfolio investments	$30,238	$12,341	$101,271	$100,827
Gross unrealized depreciation on portfolio investments	(15,183)	(33,595)	(135,072)	(79,526)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	37,779	(4,211)	36,305	(10,278)
Net unrealized appreciation (depreciation) on debt, equity, and warrant investments	52,834	(25,465)	2,504	11,023
Other net unrealized appreciation (depreciation)	—	1,056	—	1,158
Total net unrealized appreciation (depreciation) on investments	$52,834	$(24,409)	$2,504	$12,181

During the three months ended September 30, 2020, we recorded $52.8 million of net unrealized appreciation, all of which was net unrealized appreciation from our debt, equity and warrant investments. We recorded $43.3 million of net unrealized appreciation on our debt investments which was primarily related to $7.4 million of net unrealized appreciation on the debt portfolio and $35.9 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off or pay-off of our debt investments during the period.

We recorded $6.5 million of net unrealized appreciation on our equity investments and $3.0 million of net unrealized appreciation on our warrant investments during the three months ended September 30, 2020. This net unrealized appreciation of $9.5 million was primarily attributable to $7.6 million of unrealized appreciation on the equity and warrant portfolio and $1.9 million of unrealized appreciation due to the reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrant investments.

During the nine months ended September 30, 2020, we recorded $2.5 million of net unrealized appreciation, all of which was net unrealized appreciation from our debt, equity and warrant investments. We recorded $2.3 million of net unrealized appreciation on our debt investments which was primarily related to $34.9 million of unrealized depreciation on the debt portfolio offset by $37.2 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off or pay-off of our debt investments.

We recorded $7.6 million of net unrealized depreciation on our equity investments and $7.8 million of net unrealized appreciation on our warrant investments during the nine months ended September 30, 2020. This net unrealized appreciation of $0.2 million was primarily attributable to $1.1 million of unrealized appreciation on the equity and warrant portfolio and the $922,000 of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740 (“Income Taxes”), under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2020, we had a net increase in net assets resulting from operations of approximately $43.0 million and for the three months ended September 30, 2019, we had a net increase in net assets resulting from operations of approximately $19.3 million. For the nine months ended September 30, 2020, we had a net increase in net assets resulting from operations of approximately $76.1 million and for the nine months ended September 30, 2019, we had a net increase in net assets resulting from operations of approximately $129.0 million.

Both the basic and fully diluted net change in net assets per common share were $0.38 per share for the three months ended September 30, 2020. The basic and fully diluted net change in net assets per common share for the nine months ended September 30, 2020 were $0.68 per share and $0.67 per share, respectively. Both the basic and fully diluted net change in net assets per common share were $0.18 per share and $1.29 per share for the three and nine months ended September 30, 2019, respectively.

For the purpose of calculating diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and nine months ended September 30, 2020 and 2019, as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

SBA debentures

On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

On March 1, 2020, and September 1, 2020, we paid down $38.7 million and $11.3 million of SBA debentures, respectively.

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

June 2025 Notes

On June 3, 2020, we issued $70.0 million in aggregate principal amount of June 2025 Notes pursuant to the 2025 Note Purchase Agreement. The sale of the June 2025 Notes generated net proceeds of approximately $69.2 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $819,000.

2025 Notes

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the 2025 Notes pursuant to the 2025 Notes Indenture. The sale of the 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.6 million.

2033 Notes

On September 20, 2018, we issued $40.0 million in aggregate principal amount of the 2033 Notes pursuant to the 2033 Notes Indenture. The sale of the 2033 Notes generated net proceeds of approximately $38.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $1.6 million.

2027 Asset-Backed Notes

On November 1, 2018, we issued $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes. The sale of the 2027 Asset-Backed Notes generated net proceeds of approximately $197.0 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $3.0 million.

2028 Asset-Backed Notes

On January 22, 2019, we issued $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes. The sale of the 2028 Asset-Backed Notes generated net proceeds of approximately $247.1 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.9 million.

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

Union Bank Facility

On February 20, 2019, we, through a special purpose wholly owned subsidiary, Hercules Funding IV, as borrower, entered into the 2019 Union Bank Facility. The 2019 Union Bank Facility replaced the Prior Union Bank Facility. Any references to amounts related to the 2019 Union Bank Facility prior to February 20, 2019 were incurred and relate to the Prior Union Bank Facility. Under the 2019 Union Bank Facility, the lenders have made commitments of $200.0 million.

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

On February 20, 2020, we, through a special purpose wholly owned subsidiary, Hercules Funding IV, as borrower, entered into the Union Bank Facility. The Union Bank Facility replaced the 2019 Union Bank Facility. Any references to amounts related to the Union Bank Facility from February 20, 2019 to February 20, 2020 were incurred and relate to the 2019 Union Bank Facility. Under the Union Bank Facility, the lenders have made commitments of $400.0 million.

Equity Distribution Agreement

On May 6, 2019, we entered into the 2019 Equity Distribution Agreement. The 2019 Equity Distribution Agreement provided that we may offer and sell up to 12.0 million shares of our common stock from time to time through JMP, as our sales agent.

On July 2, 2020, we terminated the 2019 Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP (the “2020 Equity Distribution Agreement”). As a result, the remaining shares that were available under the 2019 Equity Distribution Agreement are no longer available for issuance.

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

There were no shares of common stock sold under the 2019 Equity Distribution Agreement or the 2020 Equity Distribution Agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we sold 6.0 million shares of common stock under the 2019 Equity Distribution Agreement. As of September 30, 2020, approximately 16.5 million shares remain available for issuance and sale under the Equity 2020 Distribution Agreement.

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

Available liquidity and capital resources as of September 30, 2020

At September 30, 2020, we had $99.0 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $70.0 million of June 2025 Notes, $75.0 million of 2025 Notes, $40.0 million of 2033 Notes, $200.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with $37.5 million outstanding on the Union Facility and no outstanding borrowings on the Wells Facility.

At September 30, 2020, we had $465.1 million in available liquidity, including $27.6 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $362.5 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2020, we had $74.5 million of capital outstanding in restricted accounts related to our SBIC. With our net investment of $74.5 million in HT III, we have the approved capacity to issue a total of $99.0 million of SBA guaranteed debentures. At September 30, 2020, we have issued $99.0 million in SBA guaranteed debentures in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HT III.

At September 30, 2020, we had approximately $20.5 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the nine months ended September 30, 2020, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the nine months ended September 30, 2020, our operating activities used $24.0 million of cash and cash equivalents, compared to $226.8 million used during the nine months ended September 30, 2019. This $202.8 million decrease in cash used in operating activities is primarily related to a decrease of $153.4 million in purchase of investments and a $56.2 million increase in principal and fee payments received on investments.

During the nine months ended September 30, 2020, our investing activities used approximately $115,000 of cash, compared to $484,000 used during the nine months ended September 30, 2019. The $369,000 decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.

During the nine months ended September 30, 2020, our financing activities used $42.8 million of cash, compared to $217.3 million provided by financing activities during the nine months ended September 30, 2019. The $260.1 million decrease in cash provided by financing activities was primarily due to a $221.8 million decrease in borrowings from new note issuances and credit facilities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

As of September 30, 2020, our net assets totaled $1.2 billion, with a NAV per share of $10.26. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of September 30, 2020, our asset coverage ratio under our regulatory requirements as a BDC was 197.0% excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 189.7% at September 30, 2020.

Refer to “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements with our portfolio companies generally contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At September 30, 2020, we had approximately $242.5 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $97.9 million of non-binding term sheets outstanding to two new company and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2020:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,306,492	$25,000	$454,000	$337,492	$490,000
Lease and License Obligations (4)	11,135	3,000	5,776	1,581	778
Total	$1,317,627	$28,000	$459,776	$339,073	$490,778

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)

Includes $99.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of February 2025 Notes, $70.0 million of the June 2025 Notes, $75.0 million of the 2025 Notes, $40.0 million of the 2033 Notes, $200.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes. There were $37.5 million of outstanding borrowings under the Union Bank Credit Facility and no outstanding borrowings under the Wells Facility as of September 30, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “Note 4 - Borrowings” to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $800,000 and $2.3 million, respectively, during the three and nine months ended September 30, 2020 and approximately $764,000 and $2.0 million, respectively, during the three and nine months ended September 30, 2019.

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

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.

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

At September 30, 2020, approximately 96.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the three and nine months ended September 30, 2020.

Income Recognition

See “— Changes in Portfolio” for a discussion of our income recognition policies and results during the three and nine months ended September 30, 2020. See “— Results of Operations” for a comparison of investment income for the three and nine months ended September 30, 2020 and 2019.

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

Subsequent Events

Subsequent to September 30, 2020 and as of October 26, 2020, we sold 306,401 shares of common stock under the 2020 Equity Distribution Agreement. As of October 26, 2020, 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On October 21, 2020, the Board of Directors declared a cash distribution of $0.32 per share to be paid on November 16, 2020 to stockholders of record as of November 9, 2020. In addition to the cash distribution, on October 21, 2020, the Board of Directors declared a supplemental cash distribution of $0.02 per share to be paid on November 16, 2020 to stockholders of record as of November 9, 2020.

On October 27, 2020, HT IV was licensed to operate as a SBIC under the SBA. This additional license has a 10-year term. We will gain access to $175.0 million of capital through the SBA debenture program, in addition to our regulatory capital contribution of $87.5 million to HT IV which will be used for investment purposes, subject to the issuance of a capital commitment by the SBA and customary procedures.

COVID-19

We continue to closely monitor the COVID-19 pandemic and its broader impact on both the U.S. and the global economy. As of October 29, 2020, there is no indication of a reportable subsequent event impacting our financial statements for the three and nine months ended September 30, 2020. We continue to observe and respond, if necessary, to the evolving COVID-19 environment and its potential impact on areas across our business. For more information, see “COVID-19 Developments”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2020, approximately 97.9% of the loans in our portfolio had variable rates based on floating LIBOR or Prime rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(53)	$(45)	$(8)	$(0.00)
(50)	$(53)	$(30)	$(23)	$(0.00)
(25)	$(53)	$(15)	$(38)	$(0.00)
25	$2,197	$15	$2,182	$0.02
50	$4,581	$30	$4,551	$0.04
75	$6,964	$45	$6,919	$0.06
100	$9,471	$60	$9,411	$0.08
200	$21,622	$121	$21,501	$0.19

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2020, we did not engage in interest rate or foreign currency hedging activities.

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

For additional information regarding the interest rate associated with each of our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, 2025 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition”, and Item 2 - “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 4 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

The ongoing COVID-19 global and national health emergency has caused, and may continue to cause, significant disruption in the United States and global economies and financial markets. The spread of COVID-19 has caused quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate.  Disruptions to our portfolio companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the United States economy and may materially disrupt financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our loans which would negatively impact our liquidity position and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.  We are taking precautions to protect the safety and well-being of our employees. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to service the portfolio.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted. Many public health experts have predicted that the COVID-19 pandemic will worsen in the fall and winter months as people in the U.S. spend more time indoors where the virus can spread more easily. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

If we sell common stock at a discount to our NAV per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

We have received the approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share, subject to certain limitations and with the approval of our independent directors. The issuance or sale by us of shares of our common stock at a price per share, after offering expenses and commission, that is a discount to NAV poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2020 that represent greater than 5% of our net assets:

	September 30, 2020
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$84,861	7.2%
EverFi, Inc.	83,753	7.1%
Tricida, Inc.	78,508	6.7%
Businessolver.com, Inc.	65,397	5.6%
Delphix Corp.	61,131	5.2%
Paratek Pharmaceuticals, Inc.	60,802	5.2%
SeatGeek, Inc.	58,680	5.0%
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
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

Dividend Reinvestment Plan

During the nine months ended September 30, 2020, we issued 198,393 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.4 million.

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

.

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2020

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2019 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2020 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (7)	Unsecured Debt	$1,683	$—	$14,780	$43	$—	$124	$14,947
	Preferred Stock	—	—	33,000	—	—	(3,293)	29,707
	Common Stock	—	—	2,380	—	—	(237)	2,143
Total Majority Owned Control Investments		$1,683	$—	$50,160	$43	$—	$(3,406)	$46,797
Other Control Investments
Tectura Corporation(5)	Senior Debt	$434	$—	$9,586	$—	$(134)	$(1,157)	$8,295
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$434	$—	$9,586	$—	$(134)	$(1,157)	$8,295
Total Control Investments		$2,117	$—	$59,746	$43	$(134)	$(4,563)	$55,092

Affiliate Investments
Optiscan BioMedical, Corp.	Convertible Debt	$13	$—	$—	$408	$—	$(408)	$—
	Preferred Warrants	—	—	209	—	—	(209)	—
	Preferred Stock	—	—	8,984	—	—	(8,984)	-
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Senior Debt	596	—	12,615	—	—	(2,815)	9,800
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$609	$—	$21,808	$408	$—	$(12,416)	$9,800
Total Control and Affiliate Investments		$2,726	$—	$81,554	$451	$(134)	$(16,979)	$64,892

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2020

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,823	$14,947
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	29,707
	Diversified Financial Services	Common Stock			830,000	1,884	2,143
Total Gibraltar Business Capital, LLC						$42,829	$46,797
Total Majority Owned Control Investments (3.99%)*						$42,829	$46,797
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	June 2021	PIK Interest 5.00%	$13,023	13,023	45
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,295
Total Other Control Investments (0.71%)*						$22,413	$8,295
Total Control Investments (4.70%)*						$65,242	$55,092

Affiliate Investments
Optiscan BioMedical, Corp.	Medical Devices & Equipment	Convertible Debt	July 2021	Interest rate FIXED 8.00%	408	$408	$—
	Medical Devices & Equipment	Preferred Series B Equity			61,855	3,000	—
	Medical Devices & Equipment	Preferred Series C Equity			19,273	655	—
	Medical Devices & Equipment	Preferred Series D Equity			551,038	5,257	—
	Medical Devices & Equipment	Preferred Series E Equity			507,103	4,240	—
	Medical Devices & Equipment	Preferred Series E Warrants			74,424	572	—
Total Optiscan BioMedical, Corp.						$14,132	$-
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	January 2021	Interest rate FIXED 6.48%, PIK Interest 6.48%, 6.67% Exit Fee	$10,000	$10,775	$8,308
	Sustainable and Renewable Technology	Senior Secured Debt	January 2021	PIK Interest 10.00%	$683	683	—
	Sustainable and Renewable Technology	Senior Secured Debt	January 2021	Interest rate FIXED 8.85%, PIK Interest 8.85%	$1,492	1,492	1,492
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			1	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$74,452	$9,800
Total Affiliate Investments (0.84%)*						$88,584	$9,800
Total Control and Affiliate Investments (5.53%)*						$153,826	$64,892

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: October 29, 2020	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: October 29, 2020	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer