Form 10-K
period 2020-12-31
Hercules Capital, Inc.
filed 2021-02-23
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☒   Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.2 billion based upon a closing price of $10.47 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 16, 2021, there were 115,436,988 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements using forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hercules Technology III, L.P. (“HT III”) and Hercules Capital IV, L.P. (“HC IV”) are our wholly owned Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. On May 26, 2010, HT III was licensed to operate as a small business investment company (“SBIC”) under the authority of the Small Business Administration (“SBA”). HT III holds approximately $201.2 million in tangible assets, which accounted for approximately 7.7% of our total assets at December 31, 2020. At December 31, 2020, we have issued $99.0 million in SBA-guaranteed debentures in our SBIC subsidiaries.

On October 27, 2020, HC IV was licensed to operate as a SBIC under the SBA. This additional license has a 10-year term. We have gained access to $175.0 million of capital through the SBA debenture program, in addition to our regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. During the period, the Company has funded $19.1 million in leverageable capital and has not drawn any debentures. As of December 31, 2020, HC IV has no material assets other than cash from the regulatory capital provided. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

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

In May 2020, we formed Hercules Adviser LLC, a wholly owned subsidiary and Delaware limited liability company (the "Adviser Subsidiary") and intend to register it as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“the Advisers Act”). The Adviser Subsidiary intends to provide investment management and other services to parties other than the Company and its subsidiaries or their portfolio companies ("External Parties"). See “— Regulation—No-action and Exemptive Relief Obtained” for additional information regarding our Adviser Subsidiary.

CORPORATE STRUCTURE

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

AVAILABLE INFORMATION

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). We maintain a website on the Internet at www.htgc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and other publicly filed information available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

We file annual, quarterly and current periodic reports, proxy statements and other information with the SEC, under the Exchange Act. In addition, the SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, who file documents electronically with the SEC.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 10 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 500 technology-related companies, representing more than $11.0 billion in commitments from inception to December 31, 2020, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based, or SQL, database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2020, our proprietary SQL-based database system included approximately 54,000 technology-related companies and approximately 13,000 venture capital firms, private equity sponsors or investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 7.0% to 11.5% as of December 31, 2020. As of December 31, 2020, approximately 96.9% of our loans were at floating rates or floating rates with a floor and 3.1% of the loans were at fixed rates.

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

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between three and five years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 11.5% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2020, we held warrant and equity-related securities in 138 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2020, approximately 87.2% of the fair value of our portfolio was composed of investments in three industries: 33.1% was composed of investments in the "Software" industry, 32.2% was composed of investments in the "Drug Discovery & Development" industry, 21.9% was composed of investments in the "Internet Consumer & Business Services" industry.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2020, our investment origination team, which consists of approximately 43 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

At December 31, 2020, our investments had a weighted average investment grading of 2.16.

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

HUMAN CAPITAL DISCLOSURES

As an internally managed BDC, the long-term success of our company depends on our people. Our team comprises experienced investment professionals, executive officers and treasury, finance, risk management, administrative support, IT and human resources professionals.

Our investment team is currently comprised of 43 professionals who have, on average, more than 10 years of experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. From inception to December 31, 2020, our team has originated structured debt, debt with warrants and equity investments in over 500 companies, representing more than $11.0 billion in commitments.

Our team has established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to continue to identify and attract well-positioned prospective portfolio companies.  Our goal is to ensure that we have the right blend of talent supporting our business as a specialty finance company to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We seek to accomplish this goal through our commitment to attracting, developing, and retaining our team.

The retention of our key investment personnel is material to the management of our business. The departure of our key investment personnel could adversely affect our business and cause us to lose current and potential investment opportunities. As such, we offer a competitive compensation and benefits structure that we believe is attractive to our current and prospective professionals.  We aim to attract, motivate, and retain a diverse group of individuals and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship.  We continue to encourage dialogue between managers and employees and have increased the frequency of our communications with employees during the COVID-19 pandemic.

Our workforce consists of 82 professionals, of which over 40% are women, and over 35% of our senior leaders are women. Senior leaders include Managing Directors on the investment team and senior executives on the corporate services team. Additionally, over 35% of our workforce and over 25% of our senior leaders are people of diverse ethnic backgrounds. We are committed to recruiting, motivating. and developing a diversity of talent.  We strive to continue to create a welcoming and inclusive work environment for our employees. As we hire and develop individuals, we take succession planning into account and have succession plans in place for each of our senior leaders.

As part of our commitment to recruit and develop talent and provide mentorship, we have an internship program that invites college students to learn and contribute to our work as temporary employees for a period of approximately six months. Additionally, from time to time, we may contract with employment agencies and work with independent contractors on a temporary basis.

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. Feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters is greatly appreciated and helps to build a stronger organization. Each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to report confidentially under this whistleblower policy: (a) questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices and (b) illegal or unethical behavior that has occurred, is ongoing, or is about to occur of an applicable law, rule, regulation or policy of the Company. We protect the confidentiality of those making reports of possible misconduct to the maximum extent permitted by law. Our no retaliation policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.

We maintain and ensure compliance of all directors, officers and employees to our Code of Business Conduct and Ethics which is acknowledged in writing on joining and annually by all our employees, as a continued condition of employment. Our Code establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Our Whistleblower Policy and Code of Business Conduct and Ethics Policy can be found on our website at investor.htgc.com/governance/governance-documents.

We aim to provide a safe environment at work. During the COVID-19 pandemic, the safety of our employees, clients, customers, and vendors has been at the forefront of our decisions regarding when it is safe for employees to return to work in the office. Accordingly, we have encouraged employees to work from home in regions where doing so is recommended by local guidance.  Following local and CDC guidance, we have made our offices accessible to those who prefer to work in the office, with restrictions and safety protocols in place, including limiting office capacity. For those hesitant to return to the office, we have continued to support remote work as an option during the ongoing COVID-19 pandemic. In addition to protecting the physical safety of our employees, we seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination and harassment of any kind including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others. Our Environmental, Social and Governance Policy (“ESG Policy”) can be found on our website at investor.htgc.com/governance/governance-documents.

During the pandemic, we have encouraged employee health and wellness by being aware that employees need flexibility during this time and have different needs. We have made information and services available to support employees and their families’ mental health through our Employee Assistance Program. Additionally, we have made information available regarding things to do from home during the pandemic to relieve stress and we have hosted numerous virtual events to keep employees engaged and connected. Wellness activities that keep employees connected include fitness challenges and virtual fitness classes as well as virtual games and activities.

We emphasize employee engagement, particularly during the ongoing pandemic, by encouraging ongoing dialogue with managers, colleagues and leaders. Company communications have been more frequent during this time so that employees can stay connected and that we understand our employees’ diverse needs. We monitor our attrition and analyze reasons for leaving the Company. We value employee feedback and make adjustments to employees’ needs and concerns as they are raised.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

Regulation as a Business Development Company

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

We do not intend to acquire securities issued by any investment company, including other business development companies, that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such other investment companies in the aggregate. SEC rules permit us to exceed these limits, subject to certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—No action and Exemptive Relief” below and Note 8 to our consolidated financial statements.

Reduced Asset Coverage Requirements

In accordance with the Small Business Credit Availability Act, or the SBCAA, our Board of Directors and stockholders approved the reduction of our minimum asset coverage ratio applicable under Section 61(a)(2) of the 1940 Act on September 4, 2018 and December 6, 2018 respectively. As a result, effective December 7, 2018, the minimum asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage.

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

Capital Structure

We have received the approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share, subject to certain limitations and with the approval of our independent directors. The approval expires on June 12, 2021. We may sell our common stock, at a price below the current NAV, or sell warrants, options or other rights to acquire such common stock, at a price below the current NAV if our Board of Directors determines that such sale is in the best interests of our stockholders.

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

Other 1940 Act Regulations

As a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act, we are periodically examined by, and required to submit information to, the SEC for compliance with the Exchange Act and the 1940 Act.

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We are required by the 1940 Act to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through our wholly owned SBIC subsidiaries, HT III and HC IV. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

HT III is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III from making new investments. In addition, HT III may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because HT III is our wholly owned subsidiary. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2020 as a result of having sufficient capital as defined under the SBA regulations.

With our net investment of $74.5 million in HT III, we have the capacity to issue $149.0 million of SBA guaranteed debentures, subject to SBA approval. As of December 31, 2020, we have $99.0 million in SBA guaranteed debentures outstanding in HT III. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III. HT III held approximately $201.2 million in tangible assets and accounted for approximately 7.7% of our total assets at December 31, 2020.

With the additional SBIC license issued to HC IV on October 27, 2020, we gained access to up to $175.0 million of capital through the SBA debenture program, in addition to our regulatory capital commitment of $87.5 million to the SBIC subsidiary which will be used for investment purposes. During the period, the Company has funded $19.1 million in leverageable capital to HC IV and has not drawn any debentures. As of December 31, 2020, HC IV has no material assets other than cash from the regulatory capital provided by the Company.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital and/or distributed earnings, in accordance with SBA regulations.

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

No-action and Exemptive Relief Obtained

On May 11, 2020, we received approval from the SEC staff on our request for no-action relief that allows us to form the Adviser Subsidiary as a registered investment adviser under the Advisers Act to provide investment management and other services to External Parties and to receive fee income for such services.

For information regarding our SEC exemptive relief, please see the section entitled “Regulation – Exemptive Relief Obtained” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020 (the “2019 10-K”), which is incorporated by reference.

Compliance with the Securities Exchange Act of 1934 and Sarbanes-Oxley Act

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•

pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•

pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm;

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with The New York Stock Exchange (NYSE) Corporate Governance Regulations

Our common stock is listed on the NYSE under the symbol “HTGC.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

Investment Adviser Regulation

The Adviser Subsidiary, which is wholly owned by us, is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The Adviser Subsidiary may be examined by the SEC from time to time for compliance with the Advisers Act.

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

At December 31, 2020, approximately 89.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Determinations in Connection with Offerings

We have received approval from our stockholders to issue shares of our common stock at a price below its then NAV per share, subject to certain limitations and with the approval of our independent directors. The approval expires on June 12, 2021. In connection with each offering of shares of our common stock, the Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current NAV at the time at which the sale is made, unless it is determined by the Board of Directors that such sale is in the best interests of our stockholders. The Board of Directors considers the following factors, among others, in making such determination:

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risk factors associated with an investment in us:

•

As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business and are dependent upon the availability of key management personnel for our future success. If we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

•

Our business model depends (to a significant extent) upon strong referral relationships with venture capital and private equity fund sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We operate in a highly competitive market for investment opportunities.
•

Regulations governing our operations as a BDC may affect our ability to, and the manner in which, we raise additional capital. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

•	Our operating flexibility and financial condition could be negatively affected if we fail to qualify as a BDC or RIC.
•	Because we have substantial indebtedness, there could be increased risk in investing in our company.
•	There is a risk that you may not receive distributions or that our distributions may not grow over time.
•	We are exposed to risks associated with changes in interest rates.
•	The discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
•	Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
•	Our investments may be in portfolio companies that have limited operating histories and resources.
•

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

•	Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

•

Economic recessions or slowdowns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have a material adverse effect on our results of operations.

•

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

•

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.

•	A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
•

The majority of our portfolio companies will need multiple rounds of additional financing to repay their debts to us and continue operations. Our portfolio companies may not be able to raise additional financing, which could harm our investment returns.

•

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.  We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

•

An investment strategy focused on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel, and a greater vulnerability to economic downturns.

•

If our portfolio companies are unable to protect their intellectual property rights or are required to devote significant resources to protecting their intellectual property rights, then our investments could be harmed.

•	We generally will not control our portfolio companies.
•	The lack of liquidity in our investments may adversely affect our business and, if we need to sell any of our investments, we may not be able to do so at a favorable price.
•	Our warrant and equity-related investments are highly speculative, and we may not realize gains from these investments.
•	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•	Our common stock may trade below its NAV per share, which limits our ability to raise additional equity capital.
•	Our common stock price has been and continues to be volatile and may decrease substantially.

•

The effects of the outbreak of COVID-19 have negatively affected the global economy and the United States economy, and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

•	We may be the target of litigation.
•	Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to our Business Structure

As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business.

As an internally managed BDC, the size and categories of our assets under management is limited, and we are unable to offer as wide a variety of financial products to prospective portfolio companies and sponsors (potentially limiting the size and diversification of our asset base). We therefore may not achieve efficiencies of scale and greater management resources available to externally managed business development companies. In addition, if we fail to comply with restrictions applicable to an internally managed BDC, for example with respect to the portion of our assets representing qualifying assets, we may be subject to further restrictions that could have a negative impact on our business. See “Item 1. Business — Regulation.”

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

As an internally managed BDC, we are dependent upon the availability of key management personnel for our future success, particularly Scott Bluestein, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

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

At December 31, 2020, portfolio investments, whose fair value is determined in good faith by the Board of Directors, were approximately 89.7% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our secured credit facilities with Wells Fargo Capital Finance, LLC, or the Wells Facility, and MUFG Union Bank, N.A., or the Union Bank Facility and, together with the Wells Facility, our Credit Facilities, our 2022 Notes, our July 2024 Notes, our February 2025 Notes, our April 2025 Notes, our June 2025 Notes, our March 2026 A Notes, our 2033 Notes, our 2027 Asset-Backed Notes, our 2028 Asset-Backed Notes, and our 2022 Convertible Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2020, we had no borrowings outstanding under the Wells Facility and the Union Bank Facility. As of December 31, 2020, we had approximately $99.0 million of indebtedness outstanding incurred by our SBIC subsidiary, approximately $150.0 million in aggregate principal amount of 4.625% notes due 2022, or the 2022 Notes, approximately $105.0 million in aggregate principal amount of 4.77% notes due 2024, or the July 2024 Notes, approximately $50.0 million in aggregate principal amount of 4.28% notes due February 2025, or the February 2025 Notes, approximately $75.0 million in aggregate principal amount of 5.25% notes due April 2025, or the April 2025 Notes, approximately $70.0 million in aggregate principal amount of 4.31% notes due June 2025, or the June 2025 Notes, approximately $50.0 million in aggregate principal amount of 4.50% notes due March 2026, or the March 2026 A notes, approximately $40.0 million in aggregate principal amount of 6.25% notes due 2033, or the 2033 Notes, approximately $181.0 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2018, or the 2027 Asset-Backed Notes, approximately $250.0 million in aggregate principal amount of fixed rate asset-backed notes issued in January 2019, or the 2028 Asset-Backed Notes, and approximately $230.0 million in aggregate principal amount of 4.375% convertible notes due 2022, or the 2022 Convertible Notes.

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

As discussed in the previous risk factor, we are only permitted to incur indebtedness if immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2020, our asset coverage ratio under our regulatory requirements as a BDC was 207.5% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 199.3% when including all SBA leverage.

Based on assumed leverage equal to 100.6% of our net assets as of December 31, 2020, our investment portfolio would have been required to experience an annual return of at least 2.5% to cover annual interest payments.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2020, (excluding our SBA debentures as permitted by our exemptive relief), (2) a hypothetical asset coverage ratio of 200% (excluding our SBA debentures as permitted by our exemptive relief), and (3) a hypothetical asset coverage ratio of 150% (excluding our SBA debentures as permitted by our exemptive relief), each at various annual returns on our portfolio as of December 31, 2020, net of expenses.

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 207.5% as of December 31, 2020 (1)	(25.45%)	(15.29%)	(5.13%)	5.02%	15.18%
Corresponding return to common stockholder assuming 200% asset coverage (2)	(26.49%)	(15.99%)	(5.49%)	5.02%	15.52%
Corresponding return to common stockholder assuming 150% asset coverage (3)	(41.57%)	(26.08%)	(10.58%)	4.92%	20.41%

(1)

Assumes $2.6 billion in total assets, $1.3 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 5.1%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2020. Actual interest payments may be different.

(2)

Assumes $2.7 billion in total assets including debt issuance costs on a pro forma basis, $1.4 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 5.1%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2020, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.

(3)

Assumes $4.0 billion in total assets including debt issuance costs on a pro forma basis, $2.7 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 5.1%, which is the approximate average cost of borrowed funds, including our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities for the period ended December 31, 2020, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit agreements governing our 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities and could accelerate repayment under the facilities or the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, or 2022 Convertible Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Note 5 – Borrowings”.

The Wells Facility and the Union Bank Facility mature in January 2023 and February 2024, respectively, and any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

As of December 31, 2020, we had two available secured credit facilities, the Wells Facility and the Union Bank Facility, which mature in January 2023 and February 2024, respectively. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace either Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. We have received the approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share, subject to certain limitations and with the approval of our independent directors. The approval expires on June 12, 2021. In connection with such approval, we will limit the number of shares that we issue at a price below NAV per share pursuant to the shareholder authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%; however, our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount. As a result, the discount could be up to 100% of NAV per share. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds or accounts, including External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the interests of us or our stockholders. Our relationship with External Parties may require us to commit resources to achieving the External Parties’ investment objectives, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of External Parties and it is likely that an investment appropriate for us or External Parties would be appropriate for the other entity. Because the Adviser Subsidiary may receive performance-based fee compensation from External Parties, this may provide an incentive to allocate opportunities to External Parties instead of us. Accordingly, we and the Adviser Subsidiary will establish policies and procedures governing the allocation investment opportunities between us and External Parties. We may be limited in or unable to participate in certain investments based upon such allocation policy. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, we may face conflicts in allocating investment opportunities between us and External Parties managed by the Adviser Subsidiary.

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

•	Tax rules require that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

In accordance with U.S. federal tax requirements, we are required to include in income for tax purposes certain amounts that we have not yet received in cash, such as OID and contractual PIK interest arrangements, which represent contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash. Also, tax rules require that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as PFICs and/or CFCs. The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash. Income derived by us either from a PFIC with respect to which we have made a certain U.S. tax election or from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC if the PFIC or CFC respectively makes distributions of that income to us or if the income is derived with respect to our business of investing in stocks and securities. As such, we may be restricted in our ability to make qualified electing fund (“QEF”) elections with respect to our holdings in issuers that could either be treated as PFICs or CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2020, approximately 96.9% of our loans were at floating rates or floating rates with a floor and 3.1% of the loans were at fixed rates.

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

The discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will phase out the use of LIBOR by December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although there have been a few transactions utilizing SOFR or the Sterling Overnight Index Average, or SONIA, an alternative reference rate that is based on transactions, at this time, it is not possible to predict whether either of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere.

On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR (the “IBA”), announced its intention to continue publication of overnight and one-, three-, six- and 12-month USD LIBOR rates through June 30, 2023. However, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. Concurrent with the IBA’s announcement, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use US dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than US dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after US dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain US dollar LIBOR tenors until June 30, 2023 would allow most legacy US dollar LIBOR contracts to mature before LIBOR experiences disruptions. It is possible that the IBA and the panel banks could continue to produce LIBOR after June 30, 2023, or the FCA could deem LIBOR to be no longer representative of its underlying market prior to that date, but no assurance can be given that LIBOR will survive in its current form, or at all.

In anticipation of the cessation of LIBOR, we are reviewing our loan and credit facility agreements and are working with counsel on making any necessary amendments to such agreements. We may need to renegotiate any credit agreements with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and we may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2020, we did not engage in any hedging activities.

Two of our wholly owned subsidiaries are licensed by the U.S. SBA, and as a result, we will be subject to SBA regulations, which could limit our capital or investment decisions.

Our wholly owned subsidiaries HT III and HC IV are licensed to act as SBICs and are regulated by the SBA. HT III holds approximately $201.2 million in assets and it accounted for approximately 7.7% of the Company’s total assets, prior to consolidation at December 31, 2020. HC IV has no material assets other than cash of approximately $19.1 million from the regulatory capital provided.

The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to our wholly owned subsidiary HT II.

The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiaries’ use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT III or HC IV from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT III and HC IV are our wholly owned subsidiaries. As of December 31, 2020, HC IV has not drawn any debentures.

HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2020 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause our SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $175.0 million or to a group of SBICs under common control to $350.0 million. An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2020, we have $99.0 million in SBA-guaranteed debentures in HT III. Under our existing license, $149.0 million is the maximum capacity for HT III to issue SBA-guaranteed debentures. As of December 31, 2020, HC IV has not drawn any debentures. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of HT III and HC IV as SBICs does not automatically assure that our SBIC subsidiaries will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to a SBIC is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiaries.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. HT III has debentures outstanding with maturity dates scheduled between September 2021 and March 2023. HT III will need to generate sufficient cash flow to make required interest payments on the debentures. If our HT III is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under such debentures as the result of a default by us.

Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain waivers, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

Risks Related to Current Economic and Market Conditions

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments through additional borrowings.

As of December 31, 2020, we had approximately $179.8 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We believe that our assets provide adequate cover to satisfy all of our unfunded commitments and we intend to use cash flow from normal and early principal repayments and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.

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

As of December 31, 2020, approximately 87.2% of the fair value of our portfolio was composed of investments in three industries: 33.1% was composed of investments in the "Software" industry, 32.2% was composed of investments in the "Drug Discovery & Development" industry, and 21.9% was composed of investments in the "Internet Consumer & Business Services" industry.

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

The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2020 that represent greater than 5% of our net assets:

	December 31, 2020
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$93,206	7.2%
EverFi, Inc.	84,987	6.6%
Tricida, Inc.	79,945	6.2%

•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
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

Additionally, because of the possibility of additional changes to healthcare laws and regulations under the new U.S. presidential administration, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

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

In most cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2020, approximately 84.2% of our debt investments were in a senior secured first lien position, with 43.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property. 0.6% of our debt investments were senior secured by the equipment of the portfolio company, and 9.1% were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.1% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 0.7% were unsecured.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $126.7 million or 5.4% of total investments at December 31, 2020. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies.

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

During the year ended December 31, 2020, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $781.2 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 11.0% of the outstanding value of our investment portfolio as of December 31, 2020. Payments on one or more of our loans, particularly certain loans to clients in which we also hold equity interests, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our independent directors. If our common stock trades below NAV, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

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

We have received the approval from our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock, subject to certain limitations and with the approval from our independent directors. If we receive such approval from the independent directors, we may periodically issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

We have received the approval from our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. The approval expires on June 12, 2021. Such approval has allowed and may again allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current NAV per share of our common stock is subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater dilution if we determine to conduct such offerings at prices below NAV. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below NAV during the year ended December 31, 2020.

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

We may redeem the 2022 Notes after September 23, 2022, the July 2024 Notes after January 16, 2024, the February 2025 Notes after August 5, 2024, the April 2025 Notes after April 30, 2021, the June 2025 Notes after December 3, 2024, the March 2026 A Notes after May 4, 2025, and the 2033 Notes after October 30, 2033 at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. If we choose to redeem the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, or 2033 Notes when the fair market value of the 2022 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, or 2033 Notes is above par value, you would experience a loss of any potential premium.

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

The 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes.

The 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes. Furthermore, the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiary. The assets of any such subsidiary are not directly available to satisfy the claims of our creditors, including holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, and 2022 Convertible Notes.

The respective indentures under which the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes were issued contain limited protections for the holders of the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

The indenture under which 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes were issued offers limited protections to the holders of the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes. The terms of the respective indentures and the 2022 Notes, 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes. In particular, the terms of the respective indentures and the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% thereafter after such borrowings);

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

In addition, the indenture and the April 2025 Notes and 2033 Notes do not require us to purchase the April 2025 Notes or 2033 Notes in connection with a change of control or any other event.

Furthermore, the terms of the respective indentures and the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes. See “—In addition to regulatory requirements that restrict our ability to raise capital, our 2022 Notes, April 2025 Notes, 2033 Notes, 2022 Convertible Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the 2022 Notes, April 2025 Notes, 2033 Notes, or 2022 Convertible Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.” In addition, other debt we issue or incur in the future could contain more protections for its holders than the respective indentures and the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes, April 2025 Notes, 2033 Notes, and 2022 Convertible Notes.

An active trading market for the April 2025 Notes or 2033 Notes may not develop or be sustained, which could limit the market price of the April 2025 Notes or 2033 Notes or your ability to sell them.

Although the April 2025 Notes and 2033 Notes are listed on the NYSE under the symbols “HCXZ” and “HCXY,” respectively, we cannot provide any assurances that an active trading market will develop or be sustained for the April 2025 Notes or 2033 Notes or that the April 2025 Notes or 2033 Notes will be able to be sold. At various times, the April 2025 Notes or 2033 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the April 2025 Notes or 2033 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on any of our indebtedness, including the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, or 2028 Asset-Backed Notes and substantially decrease the market value of the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or the required holders of our 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility, Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility, Union Bank Facility, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2022 Convertible Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, Wells Facility, Union Bank Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may not be able to prepay the July 2024, February 2025 Notes, June 2025 Notes, or March 2026 A Notes upon a change in control.

The Note Purchase Agreements governing the July 2024 Notes, February 2025 Notes, June 2025 Notes and March 2026 A Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the Note Purchase Agreements occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.

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

General Risk Factors

The effects of the outbreak of COVID-19 have negatively affected the global economy and the United States economy, and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused, and may continue to cause, significant disruption in the United States and global economies and financial markets. The spread of COVID-19 has caused quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate.  Disruptions to our portfolio companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the United States economy and may materially disrupt financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our loans which would negatively impact our liquidity position and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.  We are taking precautions to protect the safety and well-being of our employees. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to service the portfolio. In the earlier part of the 2020, the U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels by the later part of the year. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted further legislation intended to make additional funding available to mitigate the adverse economic effects of the coronavirus pandemic (the “December 2020 COVID Relief Package”). It is uncertain to what extent our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, or any other subsequent legislation intended to provide financial relief or assistance. The new U.S. presidential administration has demonstrated willingness to more actively address the economic effects of the ongoing COVID-19 pandemic through government intervention, but it is unclear to what extent such intervention will occur and whether it will be successful. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The COVID-19 pandemic has worsened over the winter months as people in the U.S. spend more time indoors where the virus can spread more easily. In addition, more contagious, and possibly more virulent, variants of COVID-19 have emerged and are spreading within the U.S. Although the process of distributing vaccines for COVID-19 has begun, the vaccine is currently available only to certain populations as supply and distribution sites remain limited. The ultimate success of the COVID-19 vaccination rollout in the U.S. will depend on many factors beyond our control, including the coordination of federal, state and local officials and private companies; the granting of FDA Emergency Use Authorization of new vaccines and increased production of currently authorized vaccines; widespread public acceptance of vaccination programs; and the effectiveness of the vaccines against new strains of COVID-19.  As the COVID-19 pandemic continues, an extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

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

It is unclear whether the new U.S. presidential administration will propose or implement significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. Recent events, including the 2020 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe, Asia, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union, or Brexit, could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. In December 2020, the United Kingdom reached the end of the transition period which followed its exit from the European Union on January 31, 2020. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. Although the United Kingdom officially left the European Union on January 31, 2020, the withdrawal agreement setting forth the terms of the United Kingdom’s departure allowed for a transition period which ended on December 31, 2020. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 18, 2021, we had approximately 84,204 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 104 additional beneficial holders of our common stock.

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

Price Range of Common Stock and Distributions

The following table sets forth the range of high and low closing sales prices of our common stock, the sales price as a percentage of NAV and the distributions declared by us for each fiscal quarter. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

				Premium/	Premium/
				Discount of	Discount of	Cash
		Price Range		High Sales	Low Sales	Distribution
	NAV(1)	High	Low	Price to NAV	Price to NAV	per Share(2)
2018
First quarter	$9.72	$13.25	$11.89	36.3%	22.3%	$0.310
Second quarter	$10.22	$12.97	$11.99	26.9%	17.3%	$0.310
Third quarter	$10.38	$13.64	$12.71	31.4%	22.4%	$0.330
Fourth quarter	$9.90	$13.28	$10.63	34.1%	7.4%	$0.310
2019
First quarter	$10.26	$14.04	$11.23	36.8%	9.5%	$0.330
Second quarter	$10.59	$13.75	$12.57	29.8%	18.7%	$0.340
Third quarter	$10.38	$13.44	$12.66	29.5%	22.0%	$0.350
Fourth quarter	$10.55	$14.44	$12.98	36.9%	23.0%	$0.400
2020
First quarter	$9.92	$15.99	$6.81	61.2%	-31.4%	$0.320
Second quarter	$10.19	$11.83	$6.64	16.1%	-34.8%	$0.320
Third quarter	$10.26	$11.97	$10.02	16.7%	-2.3%	$0.340
Fourth quarter	$11.26	$14.42	$11.13	28.1%	-1.2%	$0.370

(1)

NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Represents the dividend or distribution declared in the relevant quarter.

SALES OF UNREGISTERED SECURITIES

During 2020, the Board of Directors did not elect to receive compensation in the form of unregistered securities. During 2019 and 2018, the Board of Directors elected to receive approximately $302,000 and $500,000, respectively, of their compensation in the form of common stock, and we issued 22,554 and 38,245 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2020, 2019, and 2018, we issued 280,690, 180,135, and 159,560 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2020, 2019, and 2018 were approximately $3.3 million, $2.4 million, and $2.0 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES

On December 17, 2018, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock until June 18, 2019, after which the plan expired. The Company had no common stock repurchases during the years ended 2020 and 2019. During the year ended December 31, 2018, the Company repurchased 376,466 shares of its common stock at an average price per share of $10.77 and a total cost of approximately $4.1 million.

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

On February 17, 2021, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 15, 2021 to shareholders of record as of March 8, 2021. In addition to the cash distribution, on February 17, 2021, the Board of Directors declared a supplemental cash distribution of $0.05 per share to be paid on March 15, 2021 to stockholders of record as of March 8, 2021.

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year.

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2020, 2019, and 2018, we issued 280,690, 180,135 and 159,560 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2015, a person invested $100 in each of our common stock, the NYSE Composite Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

Copyright© 2021 S&P, a division of S&P Global. All rights reserved.

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

	For the Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Balance sheet data:
Investments, at value	$2,354,078	$2,314,526	$1,880,373	$1,542,214	$1,423,942
Cash and cash equivalents	198,282	64,393	34,212	91,309	13,044
Total assets	2,623,997	2,461,968	1,945,191	1,654,715	1,464,204
Total liabilities	1,332,293	1,328,919	989,747	813,748	676,260
Total net assets	1,291,704	1,133,049	955,444	840,967	787,944
Other Data:
Total return (1)	14.31%	39.36%	(7.56%)	1.47%	26.87%
Total debt investments, at value	2,094,435	2,148,592	1,733,492	1,415,984	1,328,803
Total warrant investments, at value	34,622	20,881	26,669	36,869	27,485
Total equity investments, at value	224,679	145,053	120,212	89,361	67,654
Total investment funds & vehicles investments, at value	342	—	—	—	—
Unfunded Commitments (2)	179,771	133,671	138,982	73,604	59,683
Net asset value per share (3)	$11.26	$10.55	$9.90	$9.96	$9.90

(1)

The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the issuance. The total return does not reflect any sales load that must be paid by investors.

(2)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. Additionally, amount includes uncalled capital commitments in a private equity fund.

(3)	Based on common shares outstanding at period end.
	For the Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Investment income:
Interest and dividend income	$263,379	$247,513	$190,636	$172,196	$158,727
Fee income	23,879	20,361	17,117	18,684	16,324
Total investment income	287,258	267,874	207,753	190,880	175,051
Operating expenses:
Interest	59,605	54,596	39,435	37,857	32,016
Loan fees	7,269	7,078	7,260	8,728	5,042
General and administrative	18,910	19,183	14,517	15,668	15,732
Tax expenses	4,285	2,226	971	437	374
Employee Compensation:
Compensation and benefits	28,996	30,993	25,062	24,555	22,500
Stock-based compensation	11,053	10,526	11,779	7,191	7,043
Total employee compensation	40,049	41,519	36,841	31,746	29,543
Total operating expenses	130,118	124,602	99,024	94,436	82,707
Other income (loss)	—	—	—	—	8,000
Net investment income	157,140	143,272	108,729	96,444	100,344
Net realized gain (loss) on investments	(56,105)	16,523	(11,087)	(26,711)	4,576
Net change in unrealized appreciation (depreciation) on investments	126,226	13,803	(21,146)	9,265	(36,217)
Total net realized and unrealized gain (loss)	70,121	30,326	(32,233)	(17,446)	(31,641)
Net increase in net assets resulting from operations	$227,261	$173,598	$76,496	$78,998	$68,703
Change in net assets per common share (basic)	$2.02	$1.71	$0.83	$0.95	$0.91
Distributions declared per common share:	$1.38	$1.33	$1.26	$1.24	$1.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Use of Non-GAAP Measures

In Item 1. Business, Item 6. Selected Financial Data and throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

COVID-19 Developments

We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. In the earlier part of the year, the U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels by the later part of the year. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.

On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

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

We also make investments in qualifying small businesses through HT III, which is our wholly owned SBIC. HT III holds approximately $201.2 million in tangible assets, which accounted for approximately 7.7% of our total assets at December 31, 2020.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.4 billion at December 31, 2020 as compared to approximately $2.3 billion at December 31, 2019. The fair value of our debt investment portfolio at December 31, 2020 was approximately $2.1 billion, compared to a fair value of approximately $2.1 billion at December 31, 2019. The fair value of the equity portfolio at December 31, 2020 was approximately $224.7 million, compared to a fair value of approximately $145.0 million at December 31, 2019. The fair value of the warrant portfolio at December 31, 2020 was approximately $34.6 million, compared to a fair value of approximately $20.9 million at December 31, 2019.

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

Our portfolio activity for the years ended December 31, 2020 and 2019 was comprised of the following:

(in millions)	December 31, 2020	December 31, 2019
Debt Commitments (1)
New portfolio company	$834.0	$1,101.3
Existing portfolio company	339.1	355.8
Total	$1,173.1	$1,457.1
Funded and Restructured Debt Investments (2)
New portfolio company	$420.5	$640.6
Existing portfolio company	331.3	367.3
Total	$751.8	$1,007.9
Funded Equity Investments and Investment Funds & Vehicles
New portfolio company	8.2	$6.1
Existing portfolio company	1.3	11.7
Total	$9.5	$17.8
Unfunded Contractual Commitments (3)
Total	$179.8	$133.7
Non-Binding Term Sheets
New portfolio company	$247.5	$50.0
Existing portfolio company	—	144.0
Total	$247.5	$194.0
(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include borrowings on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. Additionally, amount includes uncalled capital commitments in a private equity fund.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2020, we received approximately $781.2 million in aggregate principal repayments. Of the approximately $781.2 million of aggregate principal repayments, approximately $72.2 million were scheduled principal payments, and approximately $709.0 million were early principal repayments related to 41 portfolio companies. Of the approximately $709.0 million early principal repayments, approximately $127.3 million were early repayments due to M&A transactions for six portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for each of the years ended December 31, 2020, and 2019 was as follows:

(in millions)	December 31, 2020	December 31, 2019
Beginning portfolio	$2,314.5	$1,880.4
New fundings and restructures	761.3	1,025.7
Warrants not related to current period fundings	(0.1)	0.8
Principal payments received on investments	(72.2)	(73.4)
Early payoffs	(709.0)	(526.8)
Accretion of loan discounts and paid-in-kind principal	44.7	43.3
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(12.5)	(9.7)
New loan fees	(9.9)	(15.3)
Sale of investments	(32.5)	(29.1)
Gain (loss) on investments due to sales or write offs	(56.4)	6.0
Net change in unrealized appreciation (depreciation)	126.2	12.6
Ending portfolio	$2,354.1	$2,314.5

As of December 31, 2020, we held warrants or equity positions in three companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio:

	As of December 31,
	2020	2019
Number of portfolio companies with debt outstanding	97	97
Percentage of debt bearing a floating rate	96.9%	97.4%
Percentage of debt bearing a fixed rate	3.1%	2.6%
Weighted average core yield (1)	11.6%	12.5%
Weighted average effective yield (2)	12.9%	13.4%
Prime rate at the end of the period	3.3%	4.8%

(1)

The core yield on our debt investments excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments.

(2)

The effective yield on our debt investments includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments.

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income primarily comprising of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2020, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.0% to approximately 11.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $39.2 million of unamortized fees at December 31, 2020, of which approximately $32.2 million was included as an offset to the cost basis of our current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, we had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of our current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2020, we had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. At December 31, 2019, we had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of our current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected the cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $9.0 million and $8.7 million in PIK income in the years ended December 31, 2020 and December 31, 2019, respectively.

The core yield on our debt investments, a non-GAAP measure, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments, was 11.6% and 12.5% during the years ended December 31, 2020 and 2019, respectively. The core yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the year, excluding fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments. We believe this measure is useful for our investors as it provides the yield at which our debt investments are originated and eliminates one-off items that can fluctuate significantly from period to period, thereby allowing for a more meaningful comparison with our peer companies. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, was 12.9% and 13.4% for the years ended December 31, 2020 and 2019, respectively. The effective yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. We believe this measure is useful for our investors as it provides the yield for our entire debt portfolio, which investors can compare with that of our peer companies. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield, a non-GAAP measure, on our investment portfolio was 11.7% and 12.0% for the years ended December 31, 2020 and 2019, respectively. The total yield is derived by dividing total GAAP investment income by the weighted average investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost. We believe this measure is useful for our investors as it provides the total yield for our investments comprising of debt, equity, and warrants at origination to allow a more meaningful comparison with our peer companies. The comparable total yield calculated on a GAAP basis on our investment portfolio was 12.4% and 14.2% for the years ended December 31, 2020 and 2019, respectively. The comparable GAAP measure is calculated by dividing total GAAP investment income by our total investment portfolio assets at fair value outstanding at the beginning of the year.

The total return for our investors was approximately 14.3% and 39.4% during the years ended December 31, 2020 and 2019, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$780,045	33.1%	$582,445	25.2%
Drug Discovery & Development	757,163	32.2%	747,955	32.2%
Internet Consumer & Business Services	514,538	21.9%	495,132	21.4%
All other industries (1)	302,332	12.8%	488,994	21.2%
Total	$2,354,078	100.0%	$2,314,526	100.0%

(1) See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2020 the fair value as a percentage of total portfolio does not exceed 2.5% for any individual industry sector other than “Software”, “Drug Discovery & Development”, or “Internet Consumer & Business Services”.

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

For the years ended December 31, 2020 and 2019, our ten largest portfolio companies represented approximately 27.9% and 27.8% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2020 and December 31, 2019, we had three and six investments that represented 5% or more of our net assets, respectively. At December 31, 2020 and December 31, 2019, we had four and six equity investments representing approximately 63.7% and 63.3%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2020 and 2019.

As of December 31, 2020, approximately 96.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in senior secured debt with warrants have detachable equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2020, we held warrants in 100 portfolio companies, with a fair value of approximately $34.6 million. The fair value of our warrant portfolio increased by approximately $13.7 million, as compared to a fair value of $20.9 million at December 31, 2019, primarily related to an increase in the valuation of the portfolio.

Our existing warrant holdings would require us to invest approximately $63.8 million to exercise such warrants as of December 31, 2020. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 37.74x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2020 and 2019, respectively:

(in thousands)	December 31, 2020			December 31, 2019
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$410,955	19.6%	14	$387,327	18.0%
2	46	1,027,931	49.1%	52	1,180,536	55.0%
3	28	621,323	29.7%	23	509,940	23.7%
4	3	25,313	1.2%	6	69,016	3.2%
5	4	8,913	0.4%	2	1,773	0.1%
	97	$2,094,435	100.0%	97	$2,148,592	100.0%

As of December 31, 2020, our debt investments had a weighted average investment grading of 2.16 on a cost basis, as compared to 2.15 at December 31, 2019. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 situation evolves, we continue to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industry sectors in an attempt to improve loan performance and reduce credit risk.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments:

	As of December 31,
	2020		2019
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,284	98.7%	$2,393	99.6%
Non-accrual	31	1.3%	9	0.4%
Total Investments	$2,315	100.0%	$2,402	100.0%

Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, we cease to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay our current and future contractual obligations. We may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

Results of Operations

Comparison of periods ended December 31, 2020 and 2019. A comparison of the fiscal years ended December 31, 2019 and December 31, 2018 can be found in our Form 10-K for the fiscal year ended December 31, 2019 within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Income

Interest Income

The following table summarizes the components of interest income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Contractual interest income and dividend income	$208,017	$201,889
Exit fee interest income	41,191	31,845
PIK interest income	9,009	8,718
Other interest income(1)	5,162	5,061
Total interest income	$263,379	$247,513

(1)	Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the year ended December 31, 2020 totaled approximately $263.4 million as compared to approximately $247.5 million for the year ended December 31, 2019. The increase in interest income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily attributable to an increase in the weighted average principal outstanding between the periods, and the acceleration of income due to early repayments and other one-time events during the period.

Of the $263.4 million in interest income for the year ended December 31, 2020, approximately $245.9 million represents recurring income from the contractual servicing of our loan portfolio and approximately $17.5 million represents income related to the acceleration of income due to early loan repayments, dividends received, and other one-time events during the period. Income from the contractual servicing of our loan portfolio and the acceleration of interest income due to early loan repayments and other one-time events represented $239.2 million and $8.3 million, respectively, of the $247.5 million interest income for the year ended December 31, 2019.

The following table shows the PIK-related activity for the years ended December 31, 2020 and 2019, at cost:

	Year Ended December 31,
(in thousands)	2020	2019
Beginning PIK interest receivable balance	$14,498	$12,717
PIK interest income during the period	9,009	8,718
PIK accrued (capitalized) to principal but not recorded as income during the period	(5,704)	—
Payments received from PIK loans	(2,973)	(6,937)
Realized loss	(13)	—
Ending PIK interest receivable balance	$14,817	$14,498

The increase in PIK interest income during the year ended December 31, 2020 as compared to the year ended December 31, 2019 is due to an increase in the weighted average principal outstanding for loans which bear PIK interest. PIK accrued (capitalized) to principal but not recorded as income during the year ended December 31, 2020 include the portion of PIK receivable that is capitalized as principal on the restructuring of loans. Payments on PIK loans are normally received only in the event of payoffs. PIK receivable for both December 31, 2020 and December 31, 2019 represents approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility, and loan related fees for the year ended December 31, 2020 totaled approximately $23.9 million as compared to approximately $20.4 million for the year ended December 31, 2019. The increase in fee income is primarily due to an increase in the acceleration of unamortized fees, one-time fees due to early repayments.

Of the $23.9 million in fee income from commitment, facility, and loan related fees for the year ended December 31, 2020, approximately $7.8 million represents income from recurring fee amortization, approximately $3.1 million represents the acceleration of unamortized fees from expired commitments, and approximately $13.0 million represents income related to the acceleration of unamortized fees during the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $9.7 million and $10.7 million, respectively, of the $20.4 million income for the year ended December 31, 2019.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2020 and 2019, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses, and employee compensation and benefits. Our operating expenses totaled approximately $130.1 million and $124.6 million during the years ended December 31, 2020 and 2019, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $66.9 million and $61.7 million for the years ended December 31, 2020 and 2019, respectively. Interest and fee expense for the year ended December 31, 2020 as compared to December 31, 2019 increased primarily due to the issuance of our July 2024 Notes in July 2019, the issuance of our February 2025 Notes in February 2020, the issuance of our June 2025 Notes in June 2020, and the issuance of our March 2026 A Notes in November 2020.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.1% and 5.2% for the years ended December 31, 2020 and 2019, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments compared to the prior period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $23.2 million from $21.4 million for the years ended December 31, 2020 and 2019, respectively. The increase in general and administrative expenses for the year ended December 31, 2020 is due to an increase in excise taxes related to undistributed income carried forward to the next tax year.

Employee Compensation

Employee compensation and benefits totaled approximately $29.0 million for the year ended December 31, 2020 as compared to approximately $31.0 million for the year ended December 31, 2019. The decrease between comparative periods was primarily due to decreased variable compensation.

Employee stock-based compensation totaled approximately $11.1 million for the year ended December 31, 2020 as compared to approximately $10.5 million for the year ended December 31, 2019. The increase between comparative periods was primarily related to an increase in expenses related to performance stock units.

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

A summary of realized gains and losses for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Realized gains	$23,856	$27,190
Realized losses	(79,961)	(10,667)
Net realized gains (losses)	$(56,105)	$16,523

During the year ended December 31, 2020, we recognized net realized losses of approximately $56.1 million on the portfolio. These net realized losses included gross realized losses of approximately $80.0 million, primarily from the full or partial write-off of our debt investments in Patron Technology, Motif BioSciences, Inc., and Sebacia, Inc., as well as the write-off of our debt, equity, and warrant investments in Optiscan Biomedical, Inc. during the period. These losses were partially offset by gross realized gains of approximately $23.9 million, primarily from the sale of public equity positions and the sale of our holdings due to merger and acquisition transactions.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2020, and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Gross unrealized appreciation on portfolio investments	$221,301	$123,501
Gross unrealized depreciation on portfolio investments	(148,238)	(98,624)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	53,163	(12,232)
Net unrealized appreciation (depreciation) on debt, equity, warrant investments	126,226	12,645
Other net unrealized appreciation (depreciation)	—	1,158
Total net unrealized appreciation (depreciation) on investments	$126,226	$13,803

During the year ended December 31, 2020, we recorded approximately $126.2 million of net unrealized appreciation, all of which is net unrealized appreciation from our debt, equity and warrant investments. We recorded $16.6 million of net unrealized appreciation on our debt investments which was primarily related to $23.4 million of net unrealized depreciation on the debt portfolio offset against $40.0 million of net unrealized appreciation on the debt portfolio due to the reversal of unrealized depreciation upon pay-off or write-off of our portfolio companies.

We recorded $86.7 million of net unrealized appreciation on our equity investments and $23.0 million of net unrealized appreciation on our warrant investments during the year ended December 31, 2020. This net unrealized appreciation of $109.7 million was primarily attributable to $96.5 million of unrealized appreciation on the equity and warrant portfolio and $13.2 million of net unrealized appreciation due to reversal of unrealized depreciation upon write-off, acquisition, or liquidation of our equity and warrant investments.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2020 and 2019, we had a net increase in net assets resulting from operations totaling approximately $227.3 million and approximately $173.6 million, respectively.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2020 was $2.02, and $2.01, respectively, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2019 was $1.71.

For the purpose of calculating diluted earnings per share for year ended December 31, 2020, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and retention performance stock unit awards under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the year ended December 31, 2020 as our share price was less than the conversion price in effect which results in anti-dilution.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, Credit Facilities, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-the-Market (“ATM”), and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

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

April 2025 Notes

On April 26, 2018, we issued $75.0 million in aggregate principal amount of the April 2025 Notes pursuant to the April 2025 Notes Indenture. The sale of the April 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.6 million.

June 2025 Notes

On June 3, 2020, we issued $70.0 million in aggregate principal amount of June 2025 Notes pursuant to the 2025 Note Purchase Agreement. The sale of the June 2025 Notes generated net proceeds of approximately $69.2 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $819,000.

March 2026 A Notes

On November 4, 2020, we issued $50.0 million in aggregate principal amount of March 2026 A Notes pursuant to the First Supplement to the 2025 Note Purchase Agreement. The sale of the March 2026 A Notes generated net proceeds of approximately $49.5 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $464,000.

The First Supplement to the 2025 Note Purchase Agreement also provides for the issuance of an additional $50.0 million aggregate principal amount of senior unsecured notes due March 2026 with a fixed interest rate of 4.55% per year that are expected to be issued in March 2021, subject to the satisfaction of customary closing conditions contained in the First Supplement to the 2025 Note Purchase Agreement.

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

During the year ended December 31, 2020, the Company sold 6.3 million shares of common stock, of which 6.0 million shares and 306,000 shares were issued under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement, respectively. As of December 31, 2020, approximately 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

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

Available liquidity and capital resources as of December 31, 2020

At December 31, 2020, we had $99.0 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of April 2025 Notes, $70.0 million of June 2025 Notes, $50.0 million of March 2026 A Notes, $40.0 million of 2033 Notes, $181.0 million of 2027 Asset-Backed Notes, $250.0 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no borrowings outstanding on the Wells Facility, and no borrowings outstanding on the Union Bank Facility.

At December 31, 2020, we had $673.3 million in available liquidity, including $198.3 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $400.0 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates, and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2020, we had $74.5 million of capital related to our SBIC subsidiary, HT III. With our net investment of $74.5 million in HT III, we have the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2020, we have $99.0 million in SBA guaranteed debentures outstanding in our SBIC subsidiaries. As we are past our investment period for HT III, we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed follow-on fundings to existing portfolio companies and may seek to early pay-off a portion or all of the outstanding debentures as per the available liquidity in HT III. Additionally, we have funded $19.1 million of leverageable capital to our SBIC subsidiary HC IV, which has not drawn any debentures as of December 31, 2020.

At December 31, 2020, we had approximately $39.3 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations.

During the year ended December 31, 2020, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the year ended December 31, 2020, our operating activities provided $207.8 million of cash and cash equivalents, compared to $240.7 million used during the year ended December 31, 2019. The $448.5 million increase in cash provided by operating activities is primarily due to a net increase in net assets resulting from operations of $53.7 million, and an increase in investment repayments of $181.1 million, and a decrease in investment purchases of $264.5 million.

During the year ended December 31, 2020, our investing activities used $137,000 of cash, compared to $595,000 used during the year ended December 31, 2019. The $458,000 decrease in cash used by investing activities was due to a decrease in purchases of capital equipment.

During the year ended December 31, 2020, our financing activities used $85.0 million of cash, compared to $310.4 million provided during the year ended December 31, 2019. The $395.4 million decrease in cash provided by financing activities was primarily due to a $325.0 million decrease in net proceeds from new note issuances and borrowings of credit facilities, and a $55.4 million decrease in proceeds from the sales of common stock under our ATM equity distribution agreements.

As of December 31, 2020, net assets totaled $1.3 billion, with a NAV per share of $11.26. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

The SBCAA, which was signed into law in March 2018, decreased the minimum asset coverage ratio in Section 61(a) of the 1940 Act for business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 7, 2018, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage. As of December 31, 2020, our asset coverage ratio under our regulatory requirements as a BDC was 207.5%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 199.3% at December 31, 2020.

Refer to “Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

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

In addition to our unfunded contractual commitments to extend credit to portfolio companies, Hercules has $5.5 million of uncalled capital commitments to make investments in a private equity fund.

At December 31, 2020, we had approximately $179.8 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones, as well as uncalled capital commitments to make investments in a private equity fund. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $247.5 million of non-binding term sheets outstanding to three new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2020:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)	Excludes commitments to extend credit to our portfolio companies and uncalled capital commitments.
(2)

Includes $99.0 million principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $40.0 million of the 2033 Notes, $181.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, $230.0 million of the 2022 Convertible Notes. There were no outstanding borrowings under the Union Bank Facility or the Wells Facility as of December 31, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See Note 4 to the Company’s consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $3.1 million, $2.7 million, and $2.1 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

Distributions

Our Board of Directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90% - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board of Directors may choose to pay additional special distributions, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2020, 2019, and 2018, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2021 distributions to stockholders will actually be.

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

At December 31, 2020, approximately 89.7% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material. See “Determination of Net Asset Value” for a discussion of our investment valuation process.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our valuation policies for the years ended December 31, 2020 and 2019.

Income Recognition

See “— Income from Portfolio” for a discussion of our income recognition policies and results during the years ended December 31, 2020 and 2019. See “— Results of Operations” for a comparison of investment income for the years ended December 31, 2020 and 2019.

Stock Based Compensation

We have issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. We follow the guidelines set forth under ASC Topic 718 Compensation – Stock Compensation, to account for stock options and restricted stock granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate, and expected option life.

Income Taxes

See “— Income and Excise Taxes” and “— Distributions” for a discussion of our income tax policies.

Subsequent Events

Distribution Declaration

On February 17, 2021, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 15, 2021 to shareholders of record as of March 8, 2021. In addition to the cash distribution, on February 17, 2021, the Board of Directors declared a supplemental cash distribution of $0.05 per share to be paid on March 15, 2021 to stockholders of record as of March 8, 2021.

Restricted Stock Award Grants

On January 12, 2021, we granted 654,479 restricted stock awards pursuant to the 2018 Equity Incentive Plan.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2020, approximately 96.9% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our borrowings under the Credit Facilities bear interest at a floating rate and the borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(75)	$(9)	$(83)	$74	$—
(50)	$(9)	$(55)	$46	$—
(25)	$(9)	$(28)	$19	$—
25	$2,259	$28	$2,231	$0.02
50	$4,517	$55	$4,462	$0.04
75	$6,589	$83	$6,506	$0.06
100	$8,907	$110	$8,797	$0.08
200	$20,110	$221	$19,889	$0.17

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations (and foreign currency) by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates (and foreign currency), they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2020, we did not engage in interest rate (or foreign currency) hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2011 through 2017 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Hercules Capital, Inc. and its subsidiaries as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, appearing on page 172, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock and Warrants

As described in Note 2 to the consolidated financial statements, approximately 89.9% of the Company’s $2,450 million total investments in securities as of December 31, 2020 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, common stock and warrants whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields and premiums/(discounts) for debt securities; ii) the probability weighting of alternative outcomes for impaired debt securities; and iii) the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability, tangible book value multiple, and estimated time to exit for warrant and equity-related securities.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, common stock and warrants is a critical audit matter are the significant judgment by management to determine the fair value of these level 3 investments, including the use of the aforementioned significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the significant unobservable inputs. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, common stock and warrants, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields and premiums/(discounts) for debt securities; the probability weighting of alternative outcomes for impaired debt securities; and the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability, tangible book value multiple (equity-related security only), and estimated time to exit for warrant and equity-related securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to each of the independently developed fair value range. Developing the independent fair value range involved testing the completeness and accuracy of data provided by management and developing independent significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 23, 2021

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,175,651 and $2,248,524, respectively)	$2,288,338	$2,232,972
Control investments (cost of $65,257 and $65,333, respectively)	57,400	59,746
Affiliate investments (cost of $74,450 and $88,175, respectively)	8,340	21,808
Total investments, at fair value (cost of $2,315,358 and $2,402,032, respectively)	2,354,078	2,314,526
Cash and cash equivalents	198,282	64,393
Restricted cash	39,340	50,603
Interest receivable	19,077	20,207
Right of use asset	9,278	11,659
Other assets	3,942	580
Total assets	$2,623,997	$2,461,968

Liabilities
Accounts payable and accrued liabilities	$36,343	$30,306
Operating lease liability	9,312	11,538
SBA Debentures, net (principal of $99,000 and $149,000, respectively) (1)	98,716	148,165
2022 Notes, net (principal of $150,000 and $150,000, respectively) (1)	149,039	148,514
July 2024 Notes, net (principal of $105,000 and $105,000, respectively) (1)	103,942	103,685
February 2025 Notes, net (principal of $50,000 and $0, respectively) (1)	49,522	—
April 2025 Notes, net (principal of $75,000 and $75,000, respectively) (1)	73,351	72,970
June 2025 Notes, net (principal of $70,000 and $0, respectively) (1)	69,272	—
March 2026 A Notes, net (principal of $50,000 and $0, respectively) (1)	49,550	—
2033 Notes, net (principal of $40,000 and $40,000, respectively) (1)	38,610	38,501
2027 Asset-Backed Notes, net (principal of $180,988 and $200,000, respectively) (1)	178,812	197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,647	247,395
2022 Convertible Notes, net (principal of $230,000 and $230,000, respectively) (1)	228,177	226,614
Credit Facilities	—	103,919
Total liabilities	$1,332,293	$1,328,919
Commitments and Contingencies (Note 11)

Net assets consist of:
Common stock, par value	115	108
Capital in excess of par value	1,158,198	1,145,106
Total distributable earnings (loss)	133,391	(12,165)
Total net assets	$1,291,704	$1,133,049
Total liabilities and net assets	$2,623,997	$2,461,968

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	114,726	107,364
Net asset value per share	$11.26	$10.55

(1)

The Company’s SBA debentures, 2022 Notes, 2024 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes, as each term is defined herein, are presented net of the associated debt issuance costs for each instrument. See “Note 5 – Borrowings.”

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see “Note 5 - Borrowings”), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Restricted Cash	$39,340	$50,603
2027 Asset-Backed Notes, investments in securities, at value (cost of $267,657 and $283,891, respectively)	269,551	283,658
2028 Asset-Backed Notes, investments in securities, at value (cost of $355,236 and $347,295, respectively)	356,097	347,929
Total assets	$664,988	$682,190

Liabilities
2027 Asset-Backed Notes, net (principal of $180,988 and $200,000, respectively) (1)	$178,812	$197,312
2028 Asset-Backed Notes, net (principal of $250,000 and $250,000, respectively) (1)	247,647	247,395
Total liabilities	$426,459	$444,707

(1)	The Company’s 2027 Asset-Backed Notes and 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 5 – Borrowings”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Investment income:
Interest and dividend income
Non-control/Non-affiliate investments	$259,989	$241,491	$185,187
Control investments	2,857	4,014	3,391
Affiliate investments	533	2,008	2,058
Total interest and dividend income	263,379	247,513	190,636
Fee income
Non-control/Non-affiliate investments	23,858	20,157	16,776
Control investments	21	18	5
Affiliate investments	—	186	336
Total fee income	23,879	20,361	17,117
Total investment income	287,258	267,874	207,753
Operating expenses:
Interest	59,605	54,596	39,435
Loan fees	7,269	7,078	7,260
General and administrative	18,910	19,183	14,517
Tax expenses	4,285	2,226	971
Employee compensation:
Compensation and benefits	28,996	30,993	25,062
Stock-based compensation	11,053	10,526	11,779
Total employee compensation	40,049	41,519	36,841
Total operating expenses	130,118	124,602	99,024
Net investment income	157,140	143,272	108,729
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	(41,956)	16,523	(4,721)
Control investments	—	—	(4,308)
Affiliate investments	(14,149)	—	(2,058)
Total net realized gain (loss) on investments	(56,105)	16,523	(11,087)
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	128,238	15,074	(13,082)
Control investments	(2,271)	1,595	(1,222)
Affiliate investments	259	(2,866)	(6,842)
Total net unrealized appreciation (depreciation) on investments	126,226	13,803	(21,146)
Total net realized and unrealized gain (loss)	70,121	30,326	(32,233)
Net increase (decrease) in net assets resulting from operations	$227,261	$173,598	$76,496

Net investment income before investment gains and losses per common share:
Basic	$1.39	$1.41	$1.19
Change in net assets resulting from operations per common share:
Basic	$2.02	$1.71	$0.83
Diluted	$2.01	$1.71	$0.83
Weighted average shares outstanding
Basic	111,985	101,132	90,929
Diluted	112,267	101,569	91,057
Distributions paid per common share:
Basic	$1.38	$1.33	$1.26

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
	Shares	Par Value	of par value	(loss)	Stock	Assets
Balance at December 31, 2017	84,424	$85	$908,501	$(67,619)	$—	$840,967
Net increase in net assets resulting from operations	—	—	—	76,496	—	76,496
Public offering, net of offering expenses	12,047	11	144,680	—	—	144,691
Issuance of common stock due to stock option exercises	63	—	704	—	—	704
Retired shares from net issuance of stock options exercises	(57)	—	(718)	—	—	(718)
Issuance of common stock under restricted stock plan	336	—	—	—	—	—
Acquisition of common stock under repurchase plan	(376)	—	—	—	(4,062)	(4,062)
Retired shares for restricted stock vesting	(95)	—	(1,179)	—	—	(1,179)
Distributions reinvested in common stock	159	—	2,007	—	—	2,007
Distributions	—	—	—	(114,728)	—	(114,728)
Stock-based compensation (1)	—	—	11,266	—	—	11,266
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(12,992)	12,992	—	—
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase in net assets resulting from operations	—	—	—	173,598	—	173,598
Public offering, net of offering expenses	10,377	11	132,525	—	—	132,536
Issuance of common stock due to stock option exercises	72	—	910	—	—	910
Retired shares from net issuance of stock options exercises	(44)	—	(616)	—	—	(616)
Issuance of common stock under restricted stock plan	832	1	(1)	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(554)	—	(5,412)	—	—	(5,412)
Distributions reinvested in common stock	180	—	2,402	—	—	2,402
Distributions	—	—	—	(134,455)	—	(134,455)
Stock-based compensation (1)	—	—	8,642	—	—	8,642
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(41,551)	41,551	—	—
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$—	$1,133,049
Net increase in net assets resulting from operations	—	—	—	227,261	—	227,261
Public offering, net of offering expenses	6,272	6	77,174	—	—	77,180
Issuance of common stock due to stock option exercises	54	—	662	—	—	662
Retired shares from net issuance of stock options exercises	(47)	—	(682)	—	—	(682)
Issuance of common stock under restricted stock plan	862	1	(1)	—	—	—
Retired shares for restricted stock vesting	(59)	—	(1,817)	—	—	(1,817)
Distributions reinvested in common stock	280	—	3,339	—	—	3,339
Distributions	—	—	—	(155,761)	—	(155,761)
Stock-based compensation (1)	—	—	8,473	—	—	8,473
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(74,056)	74,056	—	—
Balance at December 31, 2020	114,726	$115	$1,158,198	$133,391	$—	$1,291,704

(1)	Stock-based compensation includes $106, $78, and $41 of restricted stock and option expense related to director compensation for the years ended December 31, 2020, 2019 and 2018, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$227,261	$173,598	$76,496
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(761,258)	(1,025,711)	(960,844)
Principal and fee payments received on investments	781,240	600,161	593,502
Proceeds from the sale of investments	32,777	39,573	19,886
Net unrealized depreciation (appreciation) on investments	(126,226)	(13,803)	21,146
Net realized loss (gain) on investments	56,105	(16,523)	11,087
Accretion of paid-in-kind principal	(9,039)	(8,605)	(9,363)
Accretion of loan discounts	(4,356)	(3,532)	(3,914)
Accretion of loan discount on convertible notes	671	671	671
Accretion of loan exit fees	(25,648)	(24,295)	(17,025)
Change in deferred loan origination revenue	16,780	18,177	6,095
Unearned fees related to unfunded commitments	(291)	1,403	1,064
Amortization of debt fees and issuance costs	5,154	5,899	6,105
Depreciation	415	262	199
Stock-based compensation and amortization of restricted stock grants (1)	8,473	8,642	11,266
Change in operating assets and liabilities:
Interest and fees receivable	1,130	(3,248)	(4,697)
Prepaid expenses and other assets	802	(10,373)	(1,099)
Accounts payable	(16)	(205)	11
Accrued liabilities	3,828	17,245	444
Net cash provided by (used in) operating activities	207,802	(240,664)	(248,970)
Cash flows from investing activities:
Purchases of capital equipment	(137)	(595)	(475)
Net cash (used in) investing activities	(137)	(595)	(475)
Cash flows from financing activities:
Issuance of common stock, net	77,180	132,536	144,391
Repurchase of common stock, net	—	—	(4,062)
Retirement of employee shares	(1,837)	(5,118)	(893)
Distributions paid	(152,422)	(132,053)	(112,721)
Issuance of July 2024 Notes	—	105,000	—
Issuance of April 2025 Notes	—	—	75,000
Issuance of 2033 Notes	—	—	40,000
Issuance of 2027 Asset-Backed Notes	—	—	200,000
Issuance of 2028 Asset-Backed Notes	—	250,000	—
Issuance of February 2025 Notes	50,000	—	—
Issuance of June 2025 Notes	70,000	—	—
Issuance of March 2026 Notes Tranche A	50,000	—	—
Repayments of 2024 Notes	—	(83,510)	(100,000)
Repayment of 2018 Asset-Backed Notes	(19,012)	—	—
Repayments of 2021 Asset-Backed Notes	—	—	(49,153)
Repayments of Long-Term SBA Debentures	(50,000)	—	(41,200)
Borrowings of credit facilities	654,474	687,226	353,597
Repayments of credit facilities	(758,393)	(636,263)	(300,641)
Cash paid for debt issuance costs	(1,419)	(4,554)	(3,782)
Fees paid for credit facilities and debentures	(3,610)	(2,866)	(229)
Net cash (used in) provided by financing activities	(85,039)	310,398	200,307
Net increase (decrease) in cash, cash equivalents and restricted cash	122,626	69,139	(49,138)
Cash, cash equivalents and restricted cash at beginning of period	114,996	45,857	94,995
Cash, cash equivalents and restricted cash at end of period	$237,622	$114,996	$45,857

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$58,274	$51,818	$38,960
Income tax, including excise tax, paid	$2,458	$1,430	$713
Distributions reinvested	$3,339	$2,402	$2,007

(1)	Stock-based compensation includes $106, $78, and $41 of restricted stock and option expense related to director compensation for the years ended December 31, 2020, 2019, and 2018, respectively.

See notes to consolidated financial statements.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash and cash equivalents	$198,282	$64,393	$34,212
Restricted cash	39,340	50,603	11,645
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$237,622	$114,996	$45,857

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,819	$6,955
Subtotal: 1-5 Years Maturity						6,819	6,955
Subtotal: Communications & Networking (0.59%)*						6,819	6,955
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	March 2023	Interest rate FIXED 14.50%	$15,000	14,838	14,970
Subtotal: 1-5 Years Maturity						14,838	14,970
Subtotal: Diversified Financial Services (1.28%)*						14,838	14,970
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	41,104	41,242
Subtotal: 1-5 Years Maturity						41,104	41,242
Subtotal: Drug Delivery (3.52%)*						41,104	41,242
Drug Discovery & Development
Under 1 Year Maturity
Genocea Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	May 2021	Interest rate PRIME + 3.00% or Floor rate of 8.00%, 5.90% Exit Fee	$12,922	13,892	13,892
Petros Pharmaceuticals, Inc. (p.k.a. Metuchen Pharmaceuticals LLC)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$6,653	7,167	7,156
Stealth Bio Therapeutics Corp. (10)(11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 7.69% Exit Fee	$9,027	10,463	10,463
Subtotal: Under 1 Year Maturity						31,522	31,511
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$5,452	5,775	5,754
Albireo Pharma, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	9,995	10,106
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,349	15,623
Applied Genetic Technologies Corporation (11)	Drug Discovery & Development	Senior Secured	December 2023	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$10,000	10,025	10,163
Aveo Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$15,000	15,069	15,069
Axsome Therapeutics, Inc. (10)(17)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 4.85% Exit Fee	$50,000	49,023	49,023
Bicycle Therapeutics PLC (5)(10)(11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$15,000	14,984	14,984
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.85% or Floor rate of 8.75%, 6.35% Exit Fee	$35,000	36,163	36,930
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,541	20,977
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.10% or Floor rate of 8.85%, 5.75% Exit Fee	$20,000	20,400	20,822
Total BridgeBio Pharma LLC					$75,000	77,104	78,729
Century Therapeutics (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	9,897	9,897
Chemocentryx, Inc. (10)(11)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,704	21,031
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,039	5,332
Total Chemocentryx, Inc.					$25,000	25,743	26,363
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$25,000	25,099	25,223
Dermavant Sciences Ltd. (10)(13)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,615	20,553
Eidos Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,905	9,182
G1 Therapeutics, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	June 2024	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$20,000	20,053	20,404
Geron Corporation (10)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$16,250	16,158	16,158
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	22,916	23,135
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 8.70% Exit Fee	$50,000	53,043	53,086
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 7.01% Exit Fee	$5,000	5,259	5,251
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	$25,238	$25,990
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,221	20,582
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,423	30,820
Tricida, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	78,266	79,452
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,660	36,849
Unity Biotechnology, Inc. (10)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	24,938	24,938
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,279	11,394
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,082	33,097
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	15,129	15,350
Subtotal: 1-5 Years Maturity						679,248	687,175
Subtotal: Drug Discovery & Development (61.26%)*						710,770	718,686
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (8)(10)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$1,631	2,145	2,145
Subtotal: Under 1 Year Maturity						2,145	2,145
Subtotal: Electronics & Computer Hardware (0.18%)*						2,145	2,145
Healthcare Services, Other
1-5 Years Maturity
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 9.35% or Floor rate of 10.35%	$10,358	10,229	10,086
Velocity Clinical Research, Inc. (13)(17)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,823	9,511	9,887
Subtotal: 1-5 Years Maturity						19,740	19,973
Subtotal: Healthcare Services, Other (1.70%)*						19,740	19,973
Information Services
Under 1 Year Maturity
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	December 2021	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 5.30% Exit Fee	$15,825	16,216	16,216
Subtotal: Under 1 Year Maturity						16,216	16,216
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,902	24,957
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,782	12,000
Subtotal: 1-5 Years Maturity						36,684	36,957
Subtotal: Information Services (4.53%)*						52,900	53,173
Internet Consumer & Business Services
Under 1 Year Maturity
Black Crow AI, Inc. (8)(9)	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$3,000	2,993	1,565
	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$1,000	1,000	643
Total Black Crow AI, Inc.					$4,000	3,993	2,208
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$4,125	4,150	1,413
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,917	43,754
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,281	5,255
Total Snagajob.com, Inc.					$48,178	49,198	49,009
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	350
Total Tectura Corporation					$31,953	21,513	8,600
Subtotal: Under 1 Year Maturity						78,854	61,230

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
1-5 Years Maturity
AppDirect, Inc. (11)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	$30,712	$30,712
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,799	8,080
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$84,081	83,900	84,987
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,403	51,854	52,151
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,921	21,240	21,526
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,301	59,292	57,561
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,196	12,291	12,021
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,231	25,096	25,348
Varsity Tutors LLC (13)(14)(17)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,264	39,438	40,272
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$13,436	13,387	13,337
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.18% Exit Fee	$11,000	11,431	11,556
	Internet Consumer & Business Services	Senior Subordinate	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$4,000	4,157	4,219
Total Xometry, Inc.					$15,000	15,588	15,775
Subtotal: 1-5 Years Maturity						360,597	361,770
Subtotal: Internet Consumer & Business Services (36.06%)*						439,451	423,000
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.45% Exit Fee	$21,045	21,279	21,555
Subtotal: 1-5 Years Maturity						21,279	21,555
Subtotal: Media/Content/Info (1.84%)*						21,279	21,555
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,365	12,365
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,752	7,752
Sebacia, Inc. (8)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%	$1,000	1,000	—
Subtotal: Under 1 Year Maturity						21,117	20,117
Subtotal: Medical Devices & Equipment (1.71%)*						21,117	20,117
Software
Under 1 Year Maturity
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,509	30,509
Subtotal: Under 1 Year Maturity						30,509	30,509
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 3-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,762	9,754
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,457	37,993	38,264
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,312	2,273	2,296
Total Abrigo					$40,769	40,266	40,560
Bitsight Technologies, Inc. (19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,289	12,289
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$33,650	33,248	33,640
	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,532	7,579
Total Businessolver.com, Inc.					$41,300	40,780	41,219

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	$32,348	$33,304
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,823	55,359	56,940
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,867	10,030
CloudBolt Software Inc. (17)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	4,867	4,867
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,883	15,883
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	June 2024	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	25,167	25,761
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,294	10,808	10,838
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,195	10,312	10,343
Total Dashlane, Inc.					$20,489	21,120	21,181
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,932	61,159
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,525	9,750
ExtraHop Networks, Inc. (19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,745	14,745
FreedomPay, Inc. (13)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,972	10,126
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,744	6,724
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,639	7,725	7,828
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.15% or Floor rate of 11.15%	$8,695	8,477	8,509
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,585	56,207
Logicworks (17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,801	9,801
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,062	19,703	19,703
Mobile Solutions Services (17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,323	5,400
	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$13,150	12,731	12,672
Total Mobile Solutions Services					$18,650	18,054	18,072
Nuvolo Technologies Corporation (13)(17)(19)	Software	Senior Secured	April 2023	Interest rate PRIME + 7.25% or Floor rate of 11.50%	$15,000	14,867	14,993
Optimizely Mergerco, Inc. (17)(18)	Software	Senior Secured	October 2025	Interest rate 6-month LIBOR + 10.00% or Floor rate of 11.00%	$50,000	48,561	48,559
Pollen, Inc. (14)(15)(17)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,420	7,366	7,366
Pymetrics, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,497	9,409	9,409
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,220	3,315	3,316
Reltio, Inc. (13)(14)(17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,073	9,928	10,136
SingleStore, Inc. (p.k.a. memsql, Inc.) (11)(14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,021	5,012	5,137
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,081	4,995	4,970
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,391	4,441
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,130	34,700	34,700
Vela Trading Technologies (11)(14)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 12.00% or Floor rate of 11.50%, PIK Interest 2.50%	$18,131	$17,826	$14,505

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
ZeroFox, Inc. (13)	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	20,118	20,118
Subtotal: 1-5 Years Maturity						668,459	672,062
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,828	20,000
Subtotal: Greater than 5 Years Maturity						19,828	20,000
Subtotal: Software (61.60%)*						718,796	722,571
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	January 2021	PIK Interest 10.00%	$681	681	—
Subtotal: Under 1 Year Maturity						681	—
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$38,868	42,285	42,548
Pineapple Energy LLC (6)(8)(9)	Sustainable and Renewable Technology	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Subtotal: 1-5 Years Maturity						49,785	50,048
Subtotal: Sustainable and Renewable Technology (4.27%)*						50,466	50,048
Total: Debt Investments (178.54%)*						$2,099,425	$2,094,435

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Common Stock	3,328	$—	$8
	Communications & Networking	Equity	Preferred Series A	1,135,000	1,230	3,800
Total Peerless Network Holdings, Inc.				1,138,328	1,230	3,808
Subtotal: Communications & Networking (0.29%)*					1,230	3,808
Consumer & Business Products
Intelligent Beauty, Inc.	Consumer & Business Products	Equity	Preferred Series B	111,156	230	743
Subtotal: Consumer & Business Products (0.06%)*					230	743
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	2,276
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	31,554
Total Gibraltar Business Capital, LLC				11,432,752	28,006	33,830
Subtotal: Diversified Financial Services (2.62%)*					28,006	33,830
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	219
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	504
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	4,117
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Equity	Common Stock	125,000	1,500	78
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	5
Subtotal: Drug Delivery (0.38%)*					4,645	4,923
Drug Discovery & Development
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	25,000	1,000	938
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	190,175	1,715	1,097
Bicycle Therapeutics PLC (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	98,100	1,871	1,761
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	203,579	2,000	14,476
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	314
Chemocentryx, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	1,068
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	895
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	18
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	89
Eidos Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	15,000	255	1,974
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,932	2,000	67
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	478
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	52
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	13
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.) (4)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	45
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Equity	Common Stock	68,816	863	485
uniQure B.V. (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	17,175	332	621
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Equity	Preferred Series B	510,308	3,000	3,000
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	83,334	641	536
Subtotal: Drug Discovery & Development (2.16%)*					24,310	27,927
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	7,546
Subtotal: Healthcare Services, Other (0.58%)*					5,094	7,546
Internet Consumer & Business Services
Contentful, Inc. (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	82	138	270
	Internet Consumer & Business Services	Equity	Preferred Series D	217	500	785
Total Contentful, Inc.				299	638	1,055
Countable Corporation (p.k.a. Brigade Group, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
DoorDash, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	525,000	6,051	58,706
Fastly, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	6,238	8	545
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	10,487	9,862
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	8,994
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,867
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	709
Total OfferUp, Inc.				394,790	2,295	2,576

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	$577	$937
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	1,163	15	—
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Internet Consumer & Business Services	Equity	Common Stock	32,991	317	1,683
Subtotal: Internet Consumer & Business Services (6.53%)*					26,235	84,358
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	626
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	554
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	540
Total Gelesis, Inc.				609,849	925	1,720
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	38,243	527	1,947
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	139
Subtotal: Medical Devices & Equipment (0.29%)*					4,190	3,806
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	78
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	24
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	3,644
	Software	Equity	Preferred Series 3	93,620	300	777
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	4,421
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Lightbend, Inc.	Software	Equity	Preferred Series D	384,616	265	165
Palantir Technologies (4)	Software	Equity	Common Stock	1,668,337	10,198	36,015
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Equity	Preferred Series E	580,983	2,000	2,153
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	7,088
Subtotal: Software (3.87%)*					22,154	49,944
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	14
	Surgical Devices	Equity	Preferred Series C	656,538	282	44
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	137
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	213
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	181
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	259
Total Gynesonics, Inc.				9,595,178	1,941	848
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	3,236
Subtotal: Surgical Devices (0.32%)*					4,491	4,084
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,540
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	1
Pineapple Energy LLC (6)	Sustainable and Renewable Technology	Equity	Class A Units	17,647	4,767	840
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	329
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.29%)*					69,269	3,710
Total: Equity Investments (17.39%)*					$189,854	$224,679

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	$418	$—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	1,152
Subtotal: Consumer & Business Products (0.09%)*					611	1,152
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	579
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.04%)*					750	579
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	184
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	5
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,310	61	97
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	682
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics	Drug Discovery & Development	Warrant	Common Units	40,540	37	43
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	183
CytRx Corporation (15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	460
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	3
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	20
Motif BioSciences Inc. (10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	1,031
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	960
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	—
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	5,307
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	31,353	280	8
Urovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	744
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	257	296
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	87
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	98
Subtotal: Drug Discovery & Development (0.79%)*					7,015	10,208
Electronics & Computer Hardware
908 Devices, Inc. (4)(15)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	101	1,215
Subtotal: Electronics & Computer Hardware (0.09%)*					101	1,215
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	498
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	273
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	566
Subtotal: Information Services (0.10%)*					1,336	1,337
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	126
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	91
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	150
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	549
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,791
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	32

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	$30	$104
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	32
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	1,548
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	78
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	53
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	58
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	27
Total Snagajob.com, Inc.				3,611,537	860	138
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	16
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	736
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	262
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	527
Subtotal: Internet Consumer & Business Services (0.56%)*					5,355	7,180
Media/Content/Info
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					351	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	156
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	394
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,982
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	—
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	9
Subtotal: Medical Devices & Equipment (0.20%)*					2,864	2,541
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	175
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	717
Total Achronix Semiconductor Corporation				1,110,000	259	892
Subtotal: Semiconductors (0.07%)*					259	892
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	208	208
CloudBolt Software Inc.	Software	Warrant	Common Stock	158,506	91	132
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	29
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	1,023
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	297
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,594	1,857
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	153
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	70
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	191	265
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	169
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	516
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	88	192
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	610
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	182
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	46
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	216
SignPost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	$103	$714
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	204
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	284
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	363
Subtotal: Software (0.58%)*					5,245	7,530
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	5
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	5
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	10
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	487
Subtotal: Surgical Devices (0.04%)*					206	497
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	744
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	261
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	91
Total Kinestral Technologies, Inc.				456,883	218	352
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	14
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	376
Total Proterra, Inc.				514,147	42	390
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.12%)*					1,094	1,486
Total: Warrant Investments (2.68%)*					$25,737	$34,622
Total: Investments in Securities (182.22%)*					$2,315,016	$2,353,736

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			342	342
Total: Investments in Investment Funds & Vehicles (0.03%)*					342	342
Total: Investments before Cash and Cash Equivalents (182.25%)*					$2,315,358	$2,354,078

Cash & Cash Equivalents
GS Financial Square Government Fund		Cash & Cash Equivalents			96,000	96,000
Total: Investments in Cash & Cash Equivalents (7.43%)*					96,000	96,000
Total: Investments after Cash and Cash Equivalents (189.68%)*					$2,411,358	$2,450,078

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% at December 31, 2020. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent, 0.14%, 0.24%, and 0.36%, respectively, at December 31, 2020.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $166.2 million, $126.1 million, and $40.1 million, respectively. The tax cost of investments is $2.3 billion.

(4)

Except for warrants in 27 publicly traded companies and common stock in 30 publicly traded companies, all investments are restricted at December 31, 2020 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status at December 31, 2020, and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investments in Glo AB and Tectura Corporation.

(9)	Denotes that all or a portion of the debt investment is convertible debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in “Note 5 — Borrowings”).

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in “Note 5 — Borrowings”).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in “Note 5 — Borrowings”).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets at December 31, 2020.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2020. Refer to “Note 11 — Commitments and Contingencies”.
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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
GreatPoint Energy, Inc. (15)	Sustainable and Renewable Technology	Warrant	Preferred Series D-1	393,212	$548	$—
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	168
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	52
Total Kinestral Technologies, Inc.				456,883	218	220
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	4
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	252
Total Proterra, Inc.				514,147	42	256
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	0.69	—	—
TAS Energy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series AA	428,571	299	—
Subtotal: Sustainable and Renewable Technology (0.09%)*					2,455	1,013
Total: Warrant Investments (1.84%)*					$34,970	$20,881
Total Investments in Securities (204.27%)*					$2,402,032	$2,314,526

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 4.75% at December 31, 2019. 1-month LIBOR, 3-month LIBOR, and 12-month LIBOR represent, 1.76%, 1.91%, and 2.00%, respectively, at December 31, 2019.
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

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 4).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 4).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets at December 31, 2019.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company at December 31, 2019. Refer to Note 10.
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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a Business Development Company (“BDC”) under the 1940 Act. From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Code. Effective January 1, 2006, the Company elected to be treated for tax purposes as a RIC under Subchapter M of the Code (see “Note 6 – Income Taxes”).

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

Hercules Technology III, L.P. (“HT III”) and Hercules Capital IV, L.P. (“HC IV”) are Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. HT III, and HC IV were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on May 26, 2010, and October 27, 2020, respectively. Hercules Technology II, L.P. (“HT II”) was a Delaware limited partnership formed in January 2005 to operate as an SBIC. On July 13, 2018, the Company completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II.

As SBICs, HT III and HC IV are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. As of December 31, 2020, and since receiving the license to operate as an SBIC on October 27, 2020, HC IV has not drawn any debentures and has no material assets other than cash from regulatory capital provided.

The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II, HT III and HC IV (see “Note 5 – Borrowings”).

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations or limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S GAAP and pursuant to Regulation S-X. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

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

As of December 31, 2020, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined herein). See “Note 5 – Borrowings”.

Fair Value Measurements

The Company follows guidance in ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a three-tier hierarchy which maximizes the use of observable market data input and minimizes the use of unobservable inputs to establish a classification of fair value measurements. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. ASC Topic 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

The Company categorizes all investments recorded at fair value in accordance with ASC Topic 820 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

At December 31, 2020, approximately 89.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board of Directors in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company intends to continue to engage one or more independent valuation firm(s) to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board of Directors. The Board of Directors are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

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

Investment Funds & Vehicles

The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (Or its Equivalent)”.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2020, there were no material past due escrow receivables. The escrow receivable balance as of December 31, 2020 and December 31, 2019 was approximately $64,000 and $955,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 11 – Commitments and Contingencies”.

Income Recognition

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $39.2 million of unamortized fees at December 31, 2020, of which approximately $32.2 million was included as an offset to the cost basis of its current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2019, the Company had approximately $42.0 million of unamortized fees, of which approximately $34.6 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $8.3 million and $6.0 million in one-time fee income during the years ended December 31, 2020 and December 31, 2019, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At December 31, 2020, the Company had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. At December 31, 2019, the Company had approximately $33.5 million in exit fees receivable, of which approximately $31.9 million was included as a component of the cost basis of its current debt investments and approximately $1.6 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $9.0 million and $8.7 million in PIK income in the years ended December 31, 2020 and 2019, respectively.

To maintain the Company’s ability to be subject to tax as a RIC, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2020 and December 31, 2019.

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received as a reduction of capital upon completion of an offering of registered securities.

Borrowings

The borrowings of the Company are carried at amortized cost which comprise of the principal amount borrowed net of any unamortized discount and debt issuance costs. Discounts and issuance costs are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 6 - Borrowings”).  Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities.

Debt Issuance Costs

Debt issuance costs and other direct incremental costs incurred by the Company in obtaining debt financing are amortized over the life of the related debt instrument using the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30 (“Interest – Imputation of Interest”), debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements which are included within Other Assets on the Consolidated Statements of Assets and Liabilities.

Stock Based Compensation

The Company has issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. Management follows the guidelines set forth under ASC Topic 718, to account for stock options and restricted stock granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

In accordance with ASC 260-10-45-60A, the Company uses the two-class method in the computation of basic EPS and diluted EPS, if applicable.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income in 2020, 2019, or 2018. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the distribution payable is recorded on the ex-dividend date.

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During 2020, 2019, and 2018, the Company issued 280,690, 180,135, and 159,560 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single reportable segment.

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

The Company adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40).” This ASU aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In August 2020, the SEC issued Final Rule Release Nos. 33-10825 and 34-89670 (collectively, the “Modernization of Regulation S-K Items 101, 103, and 105”). These rules amend certain SEC disclosure requirements to improve disclosures for investors, and to simplify compliance obligations for registrants. The final rules are effective on November 9, 2020. The Company has adopted this guidance, which did not have a material effect on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2020 and December 31, 2019.

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$96,000	$96,000	$—	$—

Other assets
Escrow Receivable	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,079,465	$—	$—	$2,079,465
Unsecured Debt	14,970	—	—	14,970
Preferred Stock	58,981	—	—	58,981
Common Stock	165,698	138,300	—	27,398
Warrants	34,622	—	13,139	21,483
	$2,353,736	$138,300	$13,139	$2,202,297
Investment Funds & Vehicles measured at Net Asset Value (2)	342
Total Investments before cash and cash equivalents	$2,354,078

Total Investments after cash and cash equivalents	$2,450,078

		Quoted Prices In
		Active Markets For	Significant Other	Significant
(in thousands)	Balance	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Other assets
Escrow Receivable	$955	$—	$—	$955

Investments
Senior Secured Debt	$2,133,812	$—	$—	$2,133,812
Unsecured Debt	14,780	—	—	14,780
Preferred Stock	69,717	—	—	69,717
Common Stock	75,336	41,789	—	33,547
Warrants	20,881	—	7,159	13,722
Total Investments	$2,314,526	$41,789	$7,159	$2,265,578

(1)	This investment is included in cash and cash equivalents in the accompanying Consolidated Statement of Assets and Liabilities.
(2)

In accordance with US GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statement of Assets and Liabilities.

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and December 31, 2019.

(in thousands)	Balance January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance December 31, 2020
Investments
Senior Secured Debt	$2,133,812	$(53,642)	$16,426	$781,341	$—	$(793,705)	$—	$(4,767)	$2,079,465
Unsecured Debt	14,780	(408)	132	466	—	—	—	—	14,970
Preferred Stock	69,717	(13,286)	11,124	5,648	(40)	—	—	(14,182)	58,981
Common Stock	33,547	1,240	9,587	—	(1,240)	—	4,767	(20,503)	27,398
Warrants	13,722	(5,917)	13,603	3,659	(2,603)	—	—	(981)	21,483
Other assets
Escrow Receivable	955	194	—	1,440	(2,524)	—	—	—	65
Total	$2,266,533	$(71,819)	$50,872	$792,554	$(6,407)	$(793,705)	$4,767	$(40,433)	$2,202,362

(in thousands)	Balance January 1, 2019	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2019
Investments
Senior Secured Debt	$1,719,091	$(5,513)	$(2,424)	$1,031,832	$—	$(609,174)	$—	$—	$2,133,812
Unsecured Debt	14,401	—	329	50	—	—	—	—	14,780
Preferred Stock	68,625	(1,146)	12,566	4,638	(16)	—	—	(14,950)	69,717
Common Stock	24,241	(750)	4,962	5,094	—	—	—	—	33,547
Warrants	22,673	6,270	(7,922)	3,532	(8,981)	—	3	(1,853)	13,722
Other assets
Escrow Receivable	970	(875)	—	897	(37)	—	—	—	955
Total	$1,850,001	$(2,014)	$7,511	$1,046,043	$(9,034)	$(609,174)	$3	$(16,803)	$2,266,533

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)

Transfers out of Level 3 during the year ended December 31, 2020 relate to the initial public offerings of Palantir Technologies, Outset Medical, Doordash, Inc., 908 Devices, Inc. and Yumanity Therapeutics, Inc., the acquisition of Postmates, Inc. by Uber, Inc., and the conversion of Level 3 debt investments into Level 3 common stock investments. Transfers into Level 3 during the year ended December 31, 2020 related to the conversion of Level 3 debt investments into Level 3 common stock investments.

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

For the year ended December 31, 2020, approximately $6.8 million and $9.6 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $6.7 million and $6.2 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$130,068	Originated Within 4-6 Months	Origination Yield	10.94% - 13.56%	11.84%
	574,149	Market Comparable Companies	Hypothetical Market Yield	8.43% - 14.66%	10.87%
			Premium/(Discount)	(0.50%) - 1.50%
Technology	114,136	Originated Within 4-6 Months	Origination Yield	11.49% - 13.78%	12.05%
	867,892	Market Comparable Companies	Hypothetical Market Yield	7.61% - 17.71%	11.67%
			Premium/(Discount)	(0.25%) - 2.50%
	18,126	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 75.00%
Sustainable and Renewable Technology	15,775	Market Comparable Companies	Hypothetical Market Yield	9.61% - 10.04%	9.72%
			Premium/(Discount)	0.00%
	7,500	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Medical Devices	41,242	Market Comparable Companies	Hypothetical Market Yield	9.52% - 9.52%	9.52%
			Premium/(Discount)	(0.25%)
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00%
Lower Middle Market	106,877	Market Comparable Companies	Hypothetical Market Yield	10.26% - 15.86%	11.81%
			Premium/(Discount)	(1.00%) - 1.00%
	8,600	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	78,016	Debt Investments originated within 3 months
	38,148	Imminent Payoffs (4)
	93,906	Debt Investments Maturing in Less than One Year
	$2,094,435	Total Level Three Debt Investments

(1)The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•	Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” and “Healthcare Services, Other” industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Internet Consumer & Business Services”, “Media/Content/Info” and “Software” industries in the Consolidated Schedule of Investments.

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Level Three Equity Investments	$46,669	Market Comparable Companies	EBITDA Multiple (2)	5.0x - 9.8x	7.5x
			Revenue Multiple (2)	2.0x - 19.5x	4.5x
			Tangible Book Value Multiple (2)	4.1x	4.1x
			Discount for Lack of Marketability (3)	22.59% - 27.53%	24.56%
			Average Industry Volatility (4)	66.14% - 116.71%	102.66%
			Risk-Free Interest Rate	0.10%	0.10%
			Estimated Time to Exit (in months)	10 - 13	11
	12,666	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(79.34%) - 53.87%	(12.70%)
			Average Industry Volatility (4)	39.29% - 152.09%	98.23%
			Risk-Free Interest Rate	0.14% - 2.64%	0.42%
			Estimated Time to Exit (in months)	10 - 40	25
	—	Liquidation	Revenue Multiple (2)	1.4x - 1.4x	1.4x
			Discount for Lack of Marketability (3)	75%	75%
	27,044	Other (7)
Level Three Warrant Investments	10,284	Market Comparable Companies	EBITDA Multiple (2)	4.1x - 19.2x	16.4x
			Revenue Multiple (2)	0.6x - 10.7x	6.0x
			Discount for Lack of Marketability (3)	21.56% - 34.61%	28.02%
			Average Industry Volatility (4)	59.33% - 95.76%	82.21%
			Risk-Free Interest Rate	0.10% - 0.31%	0.14%
			Estimated Time to Exit (in months)	10 - 48	25
	11,199	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(45.5%) - 57.42%	(12.27%)
			Average Industry Volatility (4)	38.87% - 152.09%	85.53%
			Risk-Free Interest Rate	0.13% - 2.64%	0.32%
			Estimated Time to Exit (in months)	10 - 43	22
Total Level Three Warrant and Equity Investments	$107,862

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

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of industry volatility used by market participants when pricing the investment.
(5)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(6)	Weighted averages are calculated based on the fair market value of each investment.
(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2019 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Equity Investments	$45,205	Market Comparable Companies	EBITDA Multiple (2)	5.4x	5.4x
			Revenue Multiple (2)	0.5x - 13.6x	4.0x
			Discount for Lack of Marketability (3)	15.92% - 25.07%	19.31%
			Average Industry Volatility (4)	54.15% - 106.47%	74.87%
			Risk-Free Interest Rate	1.59% - 1.60%	1.59%
			Estimated Time to Exit (in months)	11 - 31	11
	14,910	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(19.78%) - 26.70%	8.17%
			Average Industry Volatility (4)	32.48% - 90.07%	79.18%
			Risk-Free Interest Rate	1.42% - 2.68%	1.94%
			Estimated Time to Exit (in months)	11 - 40	16
			EBITDA Multiple (2)
	-	Liquidation	Revenue Multiple (2)	2.0x - 4.0x	3.0x
	43,149	Other (7)
Warrant Investments	9,074	Market Comparable Companies	EBITDA Multiple (2)	5.4x - 14.7x	14.6x
			Revenue Multiple (2)	0.4x - 13.4x	9.9x
			Discount for Lack of Marketability (3)	8.42% - 35.81%	19.46%
			Average Industry Volatility (4)	35.81% - 97.06%	57.26%
			Risk-Free Interest Rate	1.57% - 1.66%	1.60%
			Estimated Time to Exit (in months)	4 - 48	21
	4,648	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(42.45%) - 23.22%	7.05%
			Average Industry Volatility (4)	26.31% - 98.99%	62.78%
			Risk-Free Interest Rate	1.61% - 2.73%	1.78%
			Estimated Time to Exit (in months)	7 - 39	18
Total Level Three Warrant and Equity Investments	$116,986

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

The Company believes that the carrying amounts of its financial instruments other than investments and borrowings, which consist of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The borrowings of the Company are recorded at amortized cost and not at fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s outstanding borrowings is based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

Based on market quotations on or around December 31, 2020, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.017, 1.001, 1.002, and 1.027 per dollar at par value, respectively. At December 31, 2020, the April 2025 Notes and 2033 Notes were trading on the NYSE for $25.50 and $26.80 per unit at par value, respectively. The par value at underwriting for the April 2025 Notes and 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, and March 2026 A Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding borrowings under the Union Bank Facility and the Wells Facility are equal to their outstanding principal balances. The table below provides the approximate fair values and level in the fair value hierarchy of the Company’s outstanding borrowings at December 31, 2020 and December 31, 2019:

	December 31, 2020
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$98,716	$102,815	$—	$—	$102,815
2022 Notes	149,039	152,490	—	152,490	—
April 2025 Notes	73,351	76,500	—	76,500	—
2033 Notes	38,610	42,880	—	42,880	—
July 2024 Notes	103,942	106,061	—	—	106,061
February 2025 Notes	49,522	49,664	—	—	49,664
June 2025 Notes	69,272	69,592	—	—	69,592
March 2026 A Notes	49,550	50,092	—	—	50,092
2027 Asset-Backed Notes	178,812	181,087	—	181,087	—
2028 Asset-Backed Notes	247,647	250,469	—	250,469	—
2022 Convertible Notes	228,177	236,164	—	236,164	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,286,638	$1,317,814	$—	$939,590	$378,224

	December 31, 2019
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$148,165	$152,963	$—	$—	$152,963
2022 Notes	148,514	151,215	—	151,215	—
July 2024 Notes	103,685	107,028	—	—	107,028
April 2025 Notes	72,970	77,430	—	77,430	—
2033 Notes	38,501	42,160	—	42,160	—
2027 Asset-Backed Notes	197,312	200,750	—	200,750	—
2028 Asset-Backed Notes	247,395	251,094	—	251,094	—
2022 Convertible Notes	226,614	234,922	—	234,922	—
Wells Facility	—	—	—	—	—
Union Bank Facility	103,919	103,919	—	—	103,919
Total	$1,287,075	$1,321,481	$—	$957,571	$363,910

4. Investments

Control and affiliate investments

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2020, 2019, and 2018.

(in thousands)			Year Ended December 31, 2020
Portfolio Company	Type	Fair Value at December 31, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$48,800	$2,249	$21	$(1,419)	$—
Tectura Corporation	Control	8,600	608	—	(852)	—
Total Control Investments		$57,400	$2,857	$21	$(2,271)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$—	$13	$—	$4,532	$(14,146)
Pineapple Energy LLC	Affiliate	8,340	—	—	(3,927)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	520	—	(346)	(3)
Total Affiliate Investments		$8,340	$533	$—	$259	$(14,149)
Total Control & Affiliate Investments		$65,740	$3,390	$21	$(2,012)	$(14,149)

(in thousands)			Year Ended December 31, 2019
Portfolio Company	Type	Fair Value at December 31, 2019	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$50,160	$2,238	$18	$10,619	$—
Tectura Corporation	Control	9,586	1,776	—	(9,024)	—
Total Control Investments		$59,746	$4,014	$18	$1,595	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$9,193	$—	$—	$585	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	12,615	2,008	186	(3,451)	—
Total Affiliate Investments		$21,808	$2,008	$186	$(2,866)	$—
Total Control & Affiliate Investments		$81,554	$6,022	$204	$(1,271)	$—

(in thousands)			Year Ended December 31, 2018
Portfolio Company	Type	Fair Value at December 31, 2018	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Achilles Technology Management Co II, Inc.	Control	$—	$—	$—	$2,858	$(2,900)
Gibraltar Business Capital, LLC	Control	39,491	1,508	5	(3,244)	—
Second Time Around (Simplify Holdings, LLC)	Control	—	—	—	1,781	(1,743)
Tectura Corporation	Control	18,128	1,883	—	(2,617)	335
Total Control Investments		$57,619	$3,391	$5	$(1,222)	$(4,308)

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$6,977	$—	$—	$65	$(680)
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	14,519	2,058	336	(8,285)	—
Stion Corporation	Affiliate	—	—	—	1,378	(1,378)
Total Affiliate Investments		$21,496	$2,058	$336	$(6,842)	$(2,058)
Total Control & Affiliate Investments		$79,115	$5,449	$341	$(8,064)	$(6,366)

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	2,079,465	88.4%	2,133,812	92.2%
Unsecured Debt	14,970	0.6%	14,780	0.6%
Preferred Stock	58,981	2.5%	69,717	3.0%
Common Stock	165,698	7.0%	75,336	3.3%
Warrants	34,622	1.5%	20,881	0.9%
Investment Funds & Vehicles	342	0.0%	-	0.0%
Total	$2,354,078	100.0%	$2,314,526	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2020 and December 31, 2019 is shown as follows:

	December 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,227,341	94.6%	$2,153,521	93.1%
Australia	53,086	2.3%	51,547	2.2%
Netherlands	37,812	1.6%	37,650	1.6%
United Kingdom	29,533	1.3%	32,027	1.4%
Ireland	5,251	0.2%	35,536	1.5%
Germany	1,055	0.0%	4,245	0.2%
Total	$2,354,078	100.0%	$2,314,526	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$780,045	33.1%	$582,445	25.2%
Drug Discovery & Development	757,163	32.2%	747,955	32.2%
Internet Consumer & Business Services	514,538	21.9%	495,132	21.4%
Sustainable and Renewable Technology	55,244	2.4%	77,505	3.3%
Information Services	54,510	2.3%	60,094	2.6%
Diversified Financial Services	48,800	2.1%	78,933	3.4%
Drug Delivery	46,744	2.0%	46,218	2.0%
Healthcare Services, Other	27,519	1.2%	102,997	4.5%
Medical Devices & Equipment	26,464	1.1%	73,341	3.2%
Media/Content/Info	21,555	0.9%	21,071	0.9%
Communications & Networking	10,763	0.4%	3,962	0.2%
Surgical Devices	4,581	0.2%	4,120	0.2%
Electronics & Computer Hardware	3,360	0.1%	4,462	0.2%
Consumer & Business Products	1,895	0.1%	530	0.0%
Semiconductors	892	0.0%	10,658	0.5%
Specialty Pharmaceuticals	5	0.0%	36	0.0%
Biotechnology Tools	-	0.0%	5,067	0.2%
Total	$2,354,078	100.0%	$2,314,526	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2020 or December 31, 2019.

Unconsolidated Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries.” As of December 31, 2020 and December 31, 2019, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Software”, “Drug Discovery & Development”, “Internet Consumer & Business Services”, “Sustainable and Renewable Technology”, and “Information Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the years ended December 31, 2020 and December 31, 2019, the Company’s ten largest portfolio companies represented approximately 27.9% and 27.8% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2020 and December 31, 2019, the Company had three and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2020, the Company had four equity investments representing approximately 63.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2019, the Company had six equity investments which represented approximately 63.3% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2020, approximately 84.2% of the Company’s debt investments at fair value were in a senior secured first lien position, with 43.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.6% of the Company’s debt investments at fair value were senior secured by the equipment of the portfolio company, and 9.1% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.1% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

5. Borrowings

Outstanding Borrowings

At December 31, 2020 and December 31, 2019, the Company had the following available and outstanding borrowings:

	December 31, 2020			December 31, 2019
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$99,000	$99,000	$98,716	$149,000	$149,000	$148,165
2022 Notes	150,000	150,000	149,039	150,000	150,000	148,514
July 2024 Notes	105,000	105,000	103,942	105,000	105,000	103,685
April 2025 Notes	75,000	75,000	73,351	75,000	75,000	72,970
2033 Notes	40,000	40,000	38,610	40,000	40,000	38,501
February 2025 Notes	50,000	50,000	49,522	—	—	—
June 2025 Notes	70,000	70,000	69,272	—	—	—
March 2026 A Notes	50,000	50,000	49,550	—	—	—
2027 Asset-Backed Notes	180,988	180,988	178,812	200,000	200,000	197,312
2028 Asset-Backed Notes	250,000	250,000	247,647	250,000	250,000	247,395
2022 Convertible Notes	230,000	230,000	228,177	230,000	230,000	226,614
Wells Facility (3)	75,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	—	—	200,000	103,919	103,919
Total	$1,774,988	$1,299,988	$1,286,638	$1,474,000	$1,302,919	$1,287,075

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the loan as of the balance sheet date.

(2)	At December 31, 2020 and December 31, 2019, the total available borrowings under the SBA debentures were $99.0 million and $149.0 million, respectively.
(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
SBA Debentures	$284	$835
2022 Notes	660	1,020
July 2024 Notes	1,058	1,315
February 2025 Notes	478	—
June 2025 Notes	728	—
March 2026 A Notes	450	—
April 2025 Notes	1,649	2,030
2033 Notes	1,390	1,499
2027 Asset-Backed Notes	2,176	2,688
2028 Asset-Backed Notes	2,353	2,605
2022 Convertible Notes	1,040	1,932
Wells Facility (1)	198	373
Union Bank Facility (1)	2,485	1,497
Total	$14,949	$15,794

(1)

As the Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

Long-Term SBA Debentures

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. The Company paid down $38.7 million and $11.3 million of SBA debentures on March 1, 2020, and September 1, 2020, respectively. With the Company’s net investment of $74.5 million in HT III as of December 31, 2020, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $99.0 million was outstanding as of December 31, 2020. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HT III.

Additionally, on October 27, 2020, HC IV was licensed to operate as a SBIC under the SBA. This additional license has a 10-year term. With the additional license, HC IV gained access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. During the period, the Company funded $19.1 million in leverageable capital and has not drawn any debentures. As of December 31, 2020, HC IV has no material assets other than cash from the regulatory capital provided.

As of December 31, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2020, the Company held investments in HT III in 29 companies with a fair value of approximately $137.4 million, accounting for approximately 5.8% of the Company’s total investment portfolio at December 31, 2020. HT III held approximately $201.2 million in tangible assets which accounted for approximately 7.7% of the Company’s total assets at December 31, 2020.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

HT III is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III was in compliance with the terms of the SBIC’s leverage as of December 31, 2020 as a result of having sufficient capital as defined under the SBA regulations. The average amount of debentures outstanding for the year ended December 31, 2020 for HT III was approximately $113.0 million with an average interest rate of approximately 3.07%.

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$3,464	$5,107	$6,370
Amortization of debt issuance cost (loan fees)	551	510	714
Total interest expense and fees	$4,015	$5,617	$7,084
Cash paid for interest expense	$4,285	$5,080	$6,942

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2020 and 2019:

(in thousands) Issuance / Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2020	December 31, 2019
September 22, 2010	September 1, 2020	3.50%	$—	$10,000
March 29, 2011	March 1, 2021	4.37%	—	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	—	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$99,000	$149,000

(1)	Interest rate includes annual charge.

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

The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022. No sinking fund is provided for the 2022 Notes. The 2022 Notes were issued in denominations of $2,000 and integral multiples of $1,000 thereof. As of December 31, 2020, the Company was in compliance with the terms of the 2022 Notes Indenture.

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(660)	(1,020)
Original issue discount, net of accretion	(301)	(466)
Carrying value of 2022 Notes	$149,039	$148,514

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2022 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$7,142	$6,938	$6,938
Amortization of debt issuance cost (loan fees)	360	360	351
Accretion of original issue discount	165	165	165
Total interest expense and fees	$7,667	$7,563	$7,454
Cash paid for interest expense	$6,938	$6,938	$6,938

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

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$—	$210	$6,830
Amortization of debt issuance cost (loan fees)	—	1,686	2,905
Amortization of original issue premium	—	110	(54)
Total interest expense and fees	$—	$2,006	$9,681
Cash paid for interest expense	$—	$1,305	$7,858

July 2024 Notes

On July 16, 2019, the Company issued $105.0 million in aggregate principal amount of the July 2024 Notes to qualified institutional investors in a private placement pursuant to a note purchase agreement. The sale of the July 2024 Notes generated net proceeds of approximately $103.5 million. Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $1.5 million.

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

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the July 2024 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$105,000	$105,000
Unamortized debt issuance cost	(1,058)	(1,315)
Carrying value of July 2024 Notes	$103,942	$103,685

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the July 2024 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$5,009	$2,302	$—
Amortization of debt issuance cost (loan fees)	294	115	—
Total interest expense and fees	$5,303	$2,417	$—
Cash paid for interest expense	$5,009	$—	$—

As of December 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the July 2024 Notes.

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

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the February 2025 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$50,000	$—
Unamortized debt issuance cost	(478)	—
Carrying value of February 2025 Notes	$49,522	$—

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the February 2025 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$1,938	$—	$—
Amortization of debt issuance cost (loan fees)	103	—	—
Total interest expense and fees	$2,041	$—	$—
Cash paid for interest expense	$1,070	$—	$—

As of December 31, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

April 2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of the April 2025 Notes. The April 2025 Notes were issued pursuant to the April 2025 Notes Indenture. The sale of the April 2025 Notes generated net proceeds of approximately $72.4 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $2.6 million.

The April 2025 Notes will mature on April 30, 2025, unless previously repurchased in accordance with their terms. The April 2025 Notes bear interest at a rate of 5.25% per year payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on July 30, 2018 and trade on the NYSE under the symbol “HCXZ”. The April 2025 Notes are the Company’s direct unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Company may redeem some or all of the April 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after April 30, 2021. No sinking fund is provided for the April 2025 Notes. The April 2025 Notes were issued in denominations of $25 and integral multiples of $25 thereof.

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the April 2025 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$75,000	$75,000
Unamortized debt issuance cost	(1,649)	(2,030)
Carrying value of April 2025 Notes	$73,351	$72,970

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the April 2025 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$3,938	$3,938	$2,680
Amortization of debt issuance cost (loan fees)	381	381	221
Total interest expense and fees	$4,319	$4,319	$2,901
Cash paid for interest expense	$3,938	$3,938	$2,013

As of December 31, 2020, the Company was in compliance with the terms of the April 2025 Notes Indenture.

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

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the June 2025 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$70,000	$—
Unamortized debt issuance cost	(728)	—
Carrying value of June 2025 Notes	$69,272	$—

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the June 2025 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$1,743	$—	$—
Amortization of debt issuance cost (loan fees)	92	—	—
Total interest expense and fees	$1,835	$—	$—
Cash paid for interest expense	$1,509	$—	$—

As of December 31, 2020, the Company was in compliance with the terms of the 2025 Note Purchase Agreement.

March 2026 A Notes

On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of senior unsecured notes due March 2026 (the “March 2026 A Notes”) to qualified institutional investors in a private placement pursuant to the First Supplement to the 2025 Note Purchase Agreement. The sale of the March 2026 A Notes generated net proceeds of approximately $49.5 million.

Aggregate estimated offering expenses in connection with the transaction, including fees and commissions, were approximately $464,000.

The March 2026 A Notes have a fixed interest rate of 4.50% and are due March 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the March 2026 A Notes is due semiannually and the March 2026 A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The First Supplement to the 2025 Note Purchase Agreement also provides for the issuance of an additional $50.0 million aggregate principal amount of senior unsecured notes due March 2026 with a fixed interest rate of 4.55% per year that are expected to be issued in March 2021, subject to the satisfaction of customary closing conditions contained in the First Supplement to the 2025 Note Purchase Agreement.

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the March 2026 A Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$50,000	$—
Unamortized debt issuance cost	(450)	—
Carrying value of March 2026 A Notes	$49,550	$—

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the March 2026 A Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$356	$—	$—
Amortization of debt issuance cost (loan fees)	14	—	—
Total interest expense and fees	$370	$—	$—
Cash paid for interest expense	$—	$—	$—

As of December 31, 2020, the Company was in compliance with the terms of the First Supplement to the 2025 Note Purchase Agreement.

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

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the 2033 Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$40,000	$40,000
Unamortized debt issuance cost	(1,390)	(1,499)
Carrying value of 2033 Notes	$38,610	$38,501

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2033 Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$2,500	$2,500	$674
Amortization of debt issuance cost (loan fees)	108	108	25
Total interest expense and fees	$2,608	$2,608	$699
Cash paid for interest expense	$2,500	$2,500	$250

As of December 31, 2020, the Company was in compliance with the terms of the 2033 Notes Indenture.

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $200.0 million in aggregate principal amount of the 2027 Asset-Backed Notes.

The 2027 Asset-Backed Notes were issued by the 2018 Securitization Issuer pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, the 2018 Trust Depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of October 21, 2020, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $19.0 of the outstanding principal balance on the 2027 Asset-Backed Notes during the year ended December 31, 2020. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.605% per annum. The 2027 Asset-Backed Notes have a stated maturity of November 22, 2027.

At December 31, 2020 and December 31, 2019, the 2027 Asset-Backed Notes had an outstanding principal balance of $181.0 million, and $200.0 million, respectively.

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2027 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$9,116	$9,209	$1,509
Amortization of debt issuance cost (loan fees)	512	279	44
Total interest expense and fees	$9,628	$9,488	$1,553
Cash paid for interest expense	$9,139	$9,210	$1,254

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At December 31, 2020 and December 31, 2019, there was approximately $19.1 million and $20.9 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

As of December 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2027 Asset-Backed Notes.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $250.0 million in aggregate principal amount of the 2028 Asset-Backed Notes.

The 2028 Asset-Backed Notes were issued by the 2019 Securitization Issuer, pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of January 21, 2021, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.703% per annum. The 2028 Asset-Backed Notes have a stated maturity of February 22, 2028.

At both December 31, 2020 and December 31, 2019, the 2028 Asset-Backed Notes had an outstanding principal balance of $250.0 million.

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the 2028 Asset-Backed Notes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$11,758	$11,071	$—
Amortization of debt issuance cost (loan fees)	257	253	—
Total interest expense and fees	$12,015	$11,324	$—
Cash paid for interest expense	$11,756	$10,744	$—

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. At December 31, 2020 and December 31, 2019, there was approximately $20.2 million and $29.7 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

As of December 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2028 Asset-Backed Notes.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the 2022 Convertible Notes Indenture. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2020, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock).

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

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of debt	$230,000	$230,000
Unamortized debt issuance cost	(1,040)	(1,932)
Original issue discount, net of accretion	(783)	(1,454)
Carrying value of 2022 Convertible Notes	$228,177	$226,614

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense, fees and cash paid for interest expense for the 2022 Convertible Notes were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$10,062	$10,063	$10,063
Amortization of debt issuance cost (loan fees)	892	892	892
Accretion of original issue discount	671	671	671
Total interest expense and fees	$11,625	$11,626	$11,626
Cash paid for interest expense	$10,062	$10,062	$10,062

As of December 31, 2020, the Company was in compliance with the terms of the indentures governing the 2022 Convertible Notes.

Credit Facilities

As of December 31, 2020 and December 31, 2019, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Seventh Amendment to the Wells Facility (the “Wells Facility Seventh Amendment”). Among others, the Wells Facility Seventh Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00%. The Wells Facility Seventh Amendment also extends the maturity date to January 2023, unless terminated earlier in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee of up to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

As of December 31, 2020, the Company has no borrowings outstanding on the Wells Facility. The Company had no borrowings outstanding on the Wells Facility at December 31, 2019.

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$25	$435	$1,181
Amortization of debt issuance cost (loan fees)	175	263	178
Unused facility and other fees (loan fees)	519	628	756
Total interest expense and fees	$719	$1,326	$2,115
Cash paid for interest expense	$26	$449	$1,181

As of December 31, 2020, the Company was in compliance with the terms of the Wells Facility.

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

Under the Union Bank Facility, the lenders have made commitments of $400.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by existing or additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Borrowings under the Union Bank Facility generally bear interest at a rate per annum equal to LIBOR plus 2.50%. The Union Bank Facility matures on February 22, 2024, unless sooner terminated in accordance with its terms. The Union Bank Facility is secured by all of the assets of Hercules Funding IV.

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

As of December 31, 2020, the Company has no borrowings outstanding on the Union Bank Facility. The Company had borrowings outstanding of $103.9 million on the Union Bank Facility at December 31, 2019.

For the years ended December 31, 2020, 2019, and 2018, the components of interest expense and related fees and cash paid for interest expense for the previous and current Union Bank Facility are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$1,718	$1,877	$1,667
Amortization of debt issuance cost (loan fees)	1,266	834	338
Unused facility and other fees (loan fees)	1,745	769	387
Total interest expense and fees	$4,729	$3,480	$2,392
Cash paid for interest expense	$2,042	$1,592	$1,629
As of December 31, 2020, the Company was in compliance with the terms of the Union Bank Facility.

6. Income Taxes

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

During the year ended December 31, 2020, the Company reclassified $67.7 million from accumulated realized gains (losses) to additional paid-in capital for book purposes primarily related to realized losses in four portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes. In addition, the Company reclassified $6.6 million from undistributed ordinary income to additional paid-in capital for book purposes during the year ended December 31, 2020 relating to accelerated revenue recognition for the tax years prior to December 31, 2017, which are closed tax years. During the years ended December 31, 2020 and 2019, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Undistributed net investment income (distributions in excess of investment income)	$(26,297)	$11,831
Accumulated realized gains (losses)	100,353	29,720
Additional paid-in capital	(74,056)	(41,551)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2020 was ordinary income in the amount of $118.0 million and long-term capital gains in the amount of $36.7 million. The tax character of distributions paid for the year ended December 31, 2019 was ordinary income in the amount of $122.2 million and long-term capital gains in the amount of $12.0 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $166.2 million and $70.3 million as of December 31, 2020 and 2019, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $126.1 million and $144.1 million as of December 31, 2020 and 2019, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $40.1 million and $73.8 million as December 31, 2020 and 2019, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $2.3 billion and $2.4 billion as of December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2020	2019
Accumulated capital gains	$9,923	$4,722
Other temporary differences	(11,711)	(6,728)
Undistributed ordinary income	97,401	63,271
Unrealized appreciation (depreciation)	37,778	(73,430)
Components of distributable earnings	$133,391	$(12,165)

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

For the year ended December 31, 2020, the Company paid approximately $2.5 million of income tax, including excise tax, and had $3.0 million accrued but unpaid tax expense as of December 31, 2020 . For the year ended December 31, 2019, the Company paid approximately $1.4 million of income tax, including excise tax, and had $1.3 million accrued but unpaid tax expense as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2017 - 2019 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2016 – 2019 state tax years for the Company remain subject to examination by the state taxing authorities.

7. Stockholders’ Equity

On September 7, 2017, the Company entered into an At-The-Market (“ATM”) equity distribution agreement (the “2017 Equity Distribution Agreement”), with JMP Securities LLC (“JMP”). The 2017 Equity Distribution Agreement provided that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

On May 6, 2019, the Company terminated the 2017 Equity Distribution Agreement and entered into a new ATM equity distribution agreement with JMP (the “2019 Equity Distribution Agreement”). As a result, the remaining shares that were available under the 2017 Equity Distribution agreement are no longer available for issuance. The 2019 Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

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

During the year ended December 31, 2020, the Company sold 6.3 million shares of common stock, of which 6.0 million shares and 306,000 shares were issued under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $77.2 million, including $1.0 million of offering expenses, from these sales, of which $73.6 million, including offering expenses of $810,000, was received under the 2019 Equity Distribution Agreement, and $3.6 million, including offering expenses of $190,000, was received under the 2020 Equity Distribution Agreement.

During the year ended December 31, 2019, the Company sold 4.6 million shares of common stock, of which 679,000 shares and 3.9 million shares were issued under the 2017 Equity Distribution Agreement and the 2019 Equity Distribution Agreement, respectively. For the same period, the Company received total accumulated net proceeds of approximately $62.7 million, including $652,000 of offering expenses, from these sales, of which $8.5 million, including offering expenses of $146,000, was received under the 2017 Equity Distribution Agreement, and $54.2 million, including offering expenses of $506,000, was received under the 2019 Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2020, approximately 16.2 million shares remain available for issuance and sale under the 2020 Distribution Agreement.

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

 The Company has issued stock options for common stock subject to future issuance, of which 438,809 and 449,116 were outstanding at December 31, 2020 and December 31, 2019, respectively.

8. Equity Incentive Plans

The Company and its stockholders authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. The Company and its stockholders authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.

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

The following table summarizes the common stock options activities for each of the three years ended December 31, 2020, 2019, and 2018:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2017	590,525	$13.60
Granted	114,000	$12.55
Exercised	(63,769)	$11.05
Forfeited	(53,438)	$13.27
Expired	(106,286)	$15.08
Shares Outstanding at December 31, 2018	481,032	$13.40
Granted	123,500	$13.00
Exercised	(48,914)	$12.47
Forfeited	(53,837)	$12.61
Expired	(52,665)	$14.82
Shares Outstanding at December 31, 2019	449,116	$13.32
Granted	97,000	$12.04
Exercised	(53,803)	$12.30
Forfeited	(40,532)	$13.26
Expired	(12,972)	$12.89
Shares Outstanding at December 31, 2020	438,809	$13.18
Shares Expected to Vest at December 31, 2020	133,203	$13.57

All options may be exercised for a period ending seven to ten years after the date of grant. At December 31, 2020, options for approximately 438,809 shares were outstanding at a weighted average exercise price of approximately $13.18 per share with weighted average of remaining contractual term of 4.04 years and an aggregate intrinsic value of $661,000. At December 31, 2020, options for approximately 305,606 shares were exercisable at a weighted average exercise price of approximately $13.57 per share with weighted average of remaining contractual term of 3.13 years and an aggregate intrinsic value of $373,000.

The Company determined that the fair value of options granted under the Plans during the years ended December 31, 2020, 2019, and 2018 was approximately $10,000, $43,000 and $57,000, respectively. During the years ended December 31, 2020, 2019, and 2018, approximately $28,000, $41,000, and $54,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2020, there was approximately $24,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.59 years.

The Company follows ASC Topic 718 (“Compensation – Stock Compensation”) to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The fair value of options granted is based upon a Black Scholes OPM using the assumptions in the following table for each of the years ended December 31, 2020, 2019, and 2018 and is as follows:

	Year Ended December 31,
	2020	2019	2018
Expected Volatility	15.71%	18.40%	21.19%
Expected Dividends	10.00%	10.00%	10.00%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.10% - 1.60%	1.33% - 2.62%	2.19% - 3.08%

In 2020, 2019, and 2018, the Company granted approximately 693,248, 136,081, and 334,995 shares, respectively, of restricted stock awards pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the Plans during the years ended December 31, 2020, 2019, and 2018 were approximately $9.7 million, $1.7 million and $4.4 million. As of December 31, 2020, there was approximately $7.2 million of total unrecognized compensation cost related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.97 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for each of the three years ended, December 31, 2020, 2019, and 2018:

	Unvested Restricted Stock Awards
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at December 31, 2017	261,245	$12.43
Granted	334,995	$13.04
Vested	(212,285)	$12.47
Forfeited	(3,085)	$11.70
Unvested at December 31, 2018	380,870	$12.95
Granted	136,081	$12.80
Vested	(204,195)	$12.86
Forfeited	(134,247)	$13.04
Unvested at December 31, 2019	178,509	$12.88
Granted	693,248	$14.01
Vested	(100,279)	$12.89
Forfeited	(20,677)	$14.15
Unvested at December 31, 2020	750,801	$13.89

In 2020, no shares of restricted stock units were granted by the Company pursuant to the Plans. In 2019 and 2018, the Company granted approximately, 1,029,836, and 411,689 shares, respectively, of restricted stock units pursuant to the Plans. In 2020, 2019, and 2018, the Company also granted approximately 85,963, 147,842, and 103,774 shares, respectively, of distribution equivalent units pursuant to the Plans. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the Plans during the years ended December 31, 2020, 2019, and 2018, were approximately $1.2 million, $15.5 million, and $6.8 million, respectively. As of December 31, 2020, there was approximately $2.1 million of total unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.14 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for each of the three years ended December 31, 2020, 2019, and 2018:

	Unvested Restricted Stock Units
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Unvested at December 31, 2017	594,322	$12.99
Granted	411,689	$13.04
Distribution Equivalent Unit Granted	103,774	$—
Vested (1)	(362,630)	$14.21
Forfeited	(14,622)	$13.38
Unvested at December 31, 2018	732,533	$13.50
Granted	1,029,836	$13.11
Distribution Equivalent Unit Granted	147,842	$—
Vested (1)	(661,412)	$13.38
Forfeited	(644,962)	$13.33
Unvested at December 31, 2019	603,837	$13.13
Granted	—	$—
Distribution Equivalent Unit Granted	85,963	$—
Vested (1)	(443,207)	$13.21
Forfeited	(8,294)	$13.00
Unvested at December 31, 2020	238,299	$13.06

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the years ended December 31, 2020, 2019, and 2018, the Company expensed approximately $6.7 million, $8.8 million, and $8.2 million of compensation expense related to restricted stock awards and restricted stock units, respectively.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of December 31, 2020, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During the year ended December 31, 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, but will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of December 31, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there was approximately $2.3 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.33 years. As of December 31, 2020, there was approximately $4.0 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator
Net increase in net assets resulting from operations	$227,261	$173,598	$76,496
Less: Distributions declared-common and restricted shares	(155,761)	(134,455)	(114,728)
Undistributed earnings	71,500	39,143	(38,232)
Undistributed earnings-common shares	70,995	39,062	(38,232)
Add: Distributions declared-common shares	154,658	134,174	114,153
Numerator for basic and diluted change in net assets per common share	$225,653	$173,236	$75,921

Denominator
Basic weighted average common shares outstanding	111,985	101,132	90,929
Common shares issuable	282	437	128
Weighted average common shares outstanding assuming dilution	112,267	101,569	91,057

Change in net assets per common share
Basic	$2.02	$1.71	$0.83
Diluted	$2.01	$1.71	$0.83

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the years ended December 31, 2020, 2019, and 2018, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the year ended December 31, 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, consisted of 5.5 million shares of 2022 Convertible Notes, 66,578 shares of unvested common stock options, no shares of unvested restricted stock units, 10,049 shares of unvested restricted stock awards, and no shares of unvested Retention PSUs. For the year ended December 31, 2019, the number of anti-dilutive shares consisted of 3.4 million shares of 2022 Convertible Notes, 24,448 shares of unvested common stock options, no shares of unvested restricted stock units, and no shares of unvested Retention PSUs. For the year ended December 31, 2018, the number of anti-dilutive shares consisted of 4.2 million shares of 2022 Convertible Notes, 62,462 shares of unvested common stock options, no shares of unvested restricted stock units, and 13,444 shares of unvested Retention PSUs.

At December 31, 2020 and 2019, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the five years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data (1):
Net asset value at beginning of period	$10.55	$9.90	$9.96	$9.90	$9.94
Net investment income	1.39	1.41	1.20	1.17	1.36
Net realized gain (loss) on investments	(0.50)	0.16	(0.12)	(0.32)	0.06
Net unrealized appreciation (depreciation) on investments	1.13	0.14	(0.23)	0.11	(0.49)
Total from investment operations	2.02	1.71	0.85	0.96	0.93
Net increase (decrease) in net assets from capital share transactions (1)	0.01	0.20	0.23	0.26	0.18
Distributions of net investment income (6)	(1.03)	(1.15)	(1.26)	(1.07)	(1.14)
Distributions of capital gains (6)	(0.36)	(0.18)	—	(0.18)	(0.11)
Stock-based compensation expense included in investment income (2)	0.07	0.07	0.12	0.09	0.10
Net asset value at end of period	$11.26	$10.55	$9.90	$9.96	$9.90

Ratios and supplemental data:
Per share market value at end of period	$14.42	$14.02	$11.05	$13.12	$14.11
Total return (3)	14.31%	39.36%	(7.56%)	1.47%	26.87%
Shares outstanding at end of period	114,726	107,364	96,501	84,424	79,555
Weighted average number of common shares outstanding	111,985	101,132	90,929	82,519	73,753
Net assets at end of period	$1,291,704	$1,133,049	$955,444	$840,967	$787,944
Ratio of total expense to average net assets (4)	11.30%	11.95%	10.73%	11.37%	11.25%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.64%	13.74%	11.78%	11.61%	13.65%
Portfolio turnover rate (5)	32.38%	31.30%	38.76%	49.03%	36.22%
Weighted average debt outstanding	$1,309,903	$1,177,379	$826,931	$784,455	$635,365
Weighted average debt per common share	$11.70	$11.64	$9.09	$9.51	$8.61

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

(3)

The total return for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

At December 31, 2020, the Company had approximately $179.8 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Unfunded Commitments (1)
Debt Investments:
SingleStore, Inc. (p.k.a. memsql, Inc.)	$25,000
Codiak Biosciences, Inc.	20,000
Bicycle Therapeutics PLC	15,000
Udacity, Inc.	15,000
Pollen, Inc.	13,000
Dashlane, Inc.	10,000
Axsome Therapeutics, Inc.	10,000
G1 Therapeutics, Inc.	10,000
Clarabridge, Inc.	7,500
Geron Corporation	6,500
Businessolver.com, Inc.	6,375
Varsity Tutors LLC	5,210
3GTMS, LLC.	5,036
CloudBolt Software Inc.	5,000
Nuvolo Technologies Corporation	5,000
Reltio, Inc.	5,000
Optimizely Mergerco, Inc.	2,500
Logicworks	2,000
ThreatConnect, Inc.	1,800
Ikon Science Limited	1,050
Mobile Solutions Services	848
The CM Group LLC	750
Velocity Clinical Research, Inc.	750
Yipit, LLC	425
ePayPolicy Holdings, LLC	250
Cytracom Holdings LLC	250
Total Unfunded Debt Commitments:	174,244

Investment Funds & Vehicles:
Forbion Growth Opportunities Fund I C.V.	5,527
Total Unfunded Commitments in Investment Funds & Vehicles:	5,527

Total Unfunded Commitments	$179,771

(1)

For debt investments, amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. For investment funds and vehicles, amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations and type:

(in thousands)
Unfunded Debt Commitments:
Expiring during:
2021	$129,710
2022	15,000
2023	6,375
2024	14,892
2025	8,267
Total Unfunded Debt Commitments	174,244

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	5,527
Total Unfunded Commitments in Investment Funds & Vehicles	5,527
Total Unfunded Commitments	$179,771

The Company’s contractual obligations as of December 31, 2020 include:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (2)(3)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)	Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in a private equity fund.
(2)

Includes $99.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $40.0 million of the 2033 Notes, $181.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes. There were no outstanding borrowings under the Union Bank Facility and no outstanding borrowings under the Wells Facility as of December 31, 2020.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Borrowings”.
(4)	Facility leases and licenses including short-term leases.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $3.1 million, $2.7 million, and $2.1 million, during the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the year ended December 31, 2020:

Year Ended December 31,
(in thousands)	2020
Total operating lease cost	$2,951
Cash paid for amounts included in the measurement of lease liabilities	$2,795
ROU assets obtained in exchange for lease liabilities	$—

As of December 31, 2020
Weighted-average remaining lease term (in years)	4.10
Weighted-average discount rate	5.44%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2020:

(in thousands)
2021	$2,903
2022	3,002
2023	2,342
2024	693
2025	734
Thereafter	778
Total lease payments	10,452
Less: imputed interest	(1,140)
Total operating lease liability	$9,312

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

12. Indemnification

The Company has entered into indemnification agreements with its directors and executive officers. The indemnification agreements are intended to provide its directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2020. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment income	$73,619	$67,968	$70,339	$75,332
Net investment income	40,580	35,684	38,714	42,162
Net increase (decrease) in net assets resulting from operations	(28,723)	61,765	43,047	151,172
Change in net assets resulting from operations per common share (basic)	$(0.27)	$0.55	$0.38	$1.32

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$58,795	$69,264	$69,238	$70,577
Net investment income	29,033	35,267	38,873	40,099
Net increase (decrease) in net assets resulting from operations	61,585	48,131	19,271	44,611
Change in net assets resulting from operations per common share (basic)	$0.64	$0.49	$0.18	$0.42

14. Subsequent Events

Distribution Declaration

On February 17, 2021, the Board of Directors declared a cash distribution of $0.32 per share to be paid on March 15, 2021 to shareholders of record as of March 8, 2021. In addition to the cash distribution, on February 17, 2021, the Board of Directors declared a supplemental cash distribution of $0.05 per share to be paid on March 15, 2021 to stockholders of record as of March 8, 2021.

Restricted Stock Award Grants

On January 12, 2021, the Company granted 654,479 restricted stock awards pursuant to the 2018 Equity Incentive Plan.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2020

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The following tables are being provided to update, as of December 31, 2020, certain information in the Company’s registration statement on Form N-2 (File No. 333-231089) filed with the SEC on April 29, 2019.

Fees and Expenses

The following table is intended to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. The footnotes to the fee table state which items are estimates. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Hercules Capital, Inc.

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	5.49%	(6)(7)
Interest and fees paid in connection with borrowed funds	5.81%	(8)
Total annual expenses	11.30%	(9)

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus supplement to the Prospectus will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, a corresponding prospectus supplement to this prospectus will disclose the estimated offering expenses.
(3)

The expenses associated with the administration of our dividend reinvestment plan are included in “Operating expenses.” We pay all brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan. For more details about the plan, see “Dividend Reinvestment Plan.”

(4)	Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5)	“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2020, which is approximately $1,151.7 million.
(6)	“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2020.
(7)

We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.

(8)

“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2020, including our Wells Facility, Union Bank Facility, the 2033 Notes, the April 2025 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, 2022 Notes, the 2027 Asset-Backed Notes, the 2028 Asset-Backed Notes, the Convertible Notes and the SBA Debentures, each of which is defined herein.

(9)

“Total annual expenses” is the sum of “operating expenses” and “interest and fees paid in connection with borrowed funds.” “Total annual expenses" is presented as a percentage of weighted average net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses, including the fees and expenses of our wholly-owned consolidated subsidiaries, all of which are included in this fee table presentation.

Senior Securities

Information about our senior securities is shown in the following table for the periods as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 which is derived from our audited financial statements for these periods, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The “N/A” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

	Total Amount
	Outstanding		Average
	Exclusive of		Market
	Treasury	Asset Coverage	Value
Class and Year	Securities (1)	per Unit (2)	per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2011	$10,186,830	$73,369	N/A
December 31, 2012(6)	—	—	N/A
December 31, 2013(6)	—	—	N/A
December 31, 2014(6)	—	—	N/A
December 31, 2015	$50,000,000	$26,352	N/A
December 31, 2016	$5,015,620	$290,234	N/A
December 31, 2017(6)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(6)	—	—	N/A
December 31, 2020(6)	—	—	N/A
Securitized Credit Facility with Union Bank, NA
December 31, 2011(6)	—	—	N/A
December 31, 2012(6)	—	—	N/A
December 31, 2013(6)	—	—	N/A
December 31, 2014(6)	—	—	N/A
December 31, 2015(6)	—	—	N/A
December 31, 2016(6)	—	—	N/A
December 31, 2017(6)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(6)	—	—	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2011	$125,000,000	$5,979	N/A
December 31, 2012	$76,000,000	$14,786	N/A
December 31, 2013	$76,000,000	$16,075	N/A
December 31, 2014	$41,200,000	$31,535	N/A
December 31, 2015	$41,200,000	$31,981	N/A
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2011	$100,000,000	$7,474	N/A
December 31, 2012	$149,000,000	$7,542	N/A
December 31, 2013	$149,000,000	$8,199	N/A
December 31, 2014	$149,000,000	$8,720	N/A
December 31, 2015	$149,000,000	$8,843	N/A
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
2016 Convertible Notes
December 31, 2011	$75,000,000	$10,623	$885
December 31, 2012	$75,000,000	$15,731	$1,038
December 31, 2013	$75,000,000	$16,847	$1,403
December 31, 2014	$17,674,000	$74,905	$1,290
December 31, 2015	$17,604,000	$74,847	$1,110
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2012	$84,489,500	$13,300	$986
December 31, 2013	$84,489,500	$14,460	$1,021
December 31, 2014	$84,489,500	$15,377	$1,023
December 31, 2015	$64,489,500	$20,431	$1,017
December 31, 2016	$64,489,500	$22,573	$1,022

December 31, 2017	—	—	N/A
September 2019 Notes
December 31, 2012	$85,875,000	$13,086	$1,003
December 31, 2013	$85,875,000	$14,227	$1,016
December 31, 2014	$85,875,000	$15,129	$1,026
December 31, 2015	$45,875,000	$28,722	$1,009
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
2024 Notes
December 31, 2014	$103,000,000	$12,614	$1,010
December 31, 2015	$103,000,000	$12,792	$1,014
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
2017 Asset-Backed Notes
December 31, 2012	$129,300,000	$8,691	$1,000
December 31, 2013	$89,556,972	$13,642	$1,004
December 31, 2014	$16,049,144	$80,953	$1,375
December 31, 2015	—	—	N/A
2021 Asset-Backed Notes
December 31, 2014	$129,300,000	$10,048	$1,000
December 31, 2015	$129,300,000	$10,190	$996
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027
Total Senior Securities(7)
December 31, 2011	$310,186,830	$2,409	N/A
December 31, 2012	$599,664,500	$1,874	N/A
December 31, 2013	$559,921,472	$2,182	N/A
December 31, 2014	$626,587,644	$2,073	N/A
December 31, 2015	$600,468,500	$2,194	N/A
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A

December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, including senior securities not subject to asset coverage requirements under the 1940 Act due to exemptive relief from the SEC, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.

(3)	Not applicable because senior securities are not registered for public trading.
(4)

Issued by Hercules Technology II, L.P., or HT II, one of our prior SBIC subsidiaries, to the Small Business Association, or SBA. On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

(5)

Issued by HT III, one of our SBIC subsidiaries, to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

(6)	The Company’s Wells Facility and Union Bank Facility had no borrowings outstanding during the periods noted above.
(7)

The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2020, our asset coverage ratio under our regulatory requirements as a business development company was 207.5% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders, or the 2021 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

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

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2021 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2021 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2021 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal III: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2021 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 16.	Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2020

(in thousands)

		Amount of		As of			Net Change in	As of
		Interest		December 31,			Unrealized	December 31,
		Credited to	Realized	2019	Gross	Gross	Appreciation/	2020
Portfolio Company	Investment(1)	Income(2)	Gain (Loss)	Fair Value	Additions (3)	Reductions (4)	(Depreciation)	Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$2,249	$—	$14,780	$59	$—	$131	$14,970
	Preferred Stock	—	—	33,000	—	—	(1,446)	31,554
	Common Stock	—	—	2,380	—	—	(104)	2,276
Total Majority Owned Control Investments		$2,249	$—	$50,160	$59	$—	$(1,419)	$48,800
Other Control Investments
Tectura Corporation (6)	Senior Debt	$608	$—	$9,586	$—	$(134)	$(852)	$8,600
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$608	$—	$9,586	$—	$(134)	$(852)	$8,600
Total Control Investments		$2,857	$—	$59,746	$59	$(134)	$(2,271)	$57,400

Affiliate Investments
Optiscan BioMedical, Corp. (7)	Convertible Debt	$13	$(421)	$—	$408	$(408)	$—	$—
	Preferred Warrants	—	(573)	209	—	(573)	364	—
	Preferred Stock	—	(13,152)	8,984	—	(13,152)	4,168	—
Pineapple Energy LLC (8)	Senior Debt	—	—	—	7,500	—	—	7,500
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (9)	Common Stock	—	—	—	4,767	—	(3,927)	840
	Senior Debt	520	(3)	12,615	—	(12,269)	(346)	—
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$533	$(14,149)	$21,808	$12,675	$(26,402)	$259	$8,340
Total Control and Affiliate Investments		$3,390	$(14,149)	$81,554	$12,734	$(26,536)	$(2,012)	$65,740

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(5)	As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest.
(6)

As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.

(7)	As of December 31, 2020, the Company’s investments in Optiscan BioMedical, Corp. were deemed wholly worthless and written off for a realized loss.
(8)

As of December 11, 2020, the Company’s investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.

(9)	As of September 30, 2017, the Company's investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as an affiliate investment due to a reduction in equity ownership.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2020

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,838	$14,970
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	31,554
	Diversified Financial Services	Common Stock			830,000	1,884	2,276
Total Gibraltar Business Capital, LLC						$42,844	$48,800
Total Majority Owned Control Investments (3.78%)*						$42,844	$48,800
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	March 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	March 2021	PIK Interest 5.00%	$13,023	13,023	350
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,600
Total Other Control Investments (0.67%)*						$22,413	$8,600
Total Control Investments (4.44%)*						$65,257	$57,400
Affiliate Investments
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	7,500	$7,500	$7,500
	Sustainable and Renewable Technology	Common Stock			17,647	4,767	840
Total Pineapple Energy LLC						$12,267	$8,340
Solar Spectrum Holdings LLC, (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	January 2021	PIK Interest 10.00%	$681	$681	—
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$62,183	$—
Total Affiliate Investments (0.65%)*						$74,450	$8,340
Total Control and Affiliate Investments (5.09%)*						$139,707	$65,740

*     Value as a percent of net assets

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

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

10(tt)

Underwriting Agreement, dated June 12, 2019, by and among Hercules Capital, Inc. and Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named on Schedule I.(43)

10(uu)

First Amendment to the Loan and Security Agreement, dated as of June 28, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(44)

10(vv)

Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 2, 2019, by and among Hercules Funding II LLC, as borrower, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as the arranger and the administrative agent, and the lenders party thereto from time to time.(44)

10(ww)

Intercreditor Agreement, dated as of July 2, 2019, by and among Wells Fargo Capital Finance, LLC, as arranger and administrative agent, MUFG Union Bank, N.A., as arranger and administrative agent, Hercules Funding II LLC, Hercules Funding IV LLC, Hercules Capital, Inc., and U.S. Bank National Association, as special servicer.(44)

10(xx)	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(45)

10(yy)	Separation Agreement, dated as of July 13, 2019, by and between Hercules Capital, Inc. and Manuel Henriquez.(46)

10(zz)	Form of Amended and Restated Global Custody Agreement, by and between Hercules Capital, Inc. and MUFG Union Bank, N.A.(47)

10(aaa)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(48)

10(bbb)

Loan and Security Agreement, dated February 20, 2020 by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the administrative agent, lender and swingline lender and the lenders part thereto from time to time.(49)

10(ccc)

Sale and Servicing Agreement, dated as of February 20, 2020, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(49)

10(ddd)	Equity Distribution Agreement, dated July 2, 2020, between Hercules Capital, Inc. and JMP Securities, LLC.(51)

10(eee)	First Supplement to the Note Purchase Agreement, dated as of November 2, 2020, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(52)

14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(5)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(7)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 2, 2007.
(8)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(9)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(10)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(11)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(12)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(14)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-203511), as filed on April 20, 2015.
(15)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 30, 2015.
(16)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 18, 2015.
(17)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2016.
(19)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(20)	Previously filed as part of Post-Effective Amendment No. 3, as filed on May 2, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(21)	Previously filed as part of Post-Effective Amendment No. 6, as filed on June 27, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(22)	Previously filed as part of Post-Effective Amendment No. 7, as filed on July 5, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(24)	Previously filed as part of the Post-Effective Amendment No. 10, as filed on October 14, 2016 (File No. 333-203511), to the Registration Statement on Form N-2 of the Company.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(26)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 8, 2016.
(27)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(28)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 25, 2016.
(29)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(30)	Previously filed as part of the Pre-Effective Amendment No. 2, as filed on September 5, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on April 26, 2018 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.
(37)	Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.
(38)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 1, 2018.
(39)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2018.
(40)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 17, 2019.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 22, 2019.
(42)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 31, 2019.
(43)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 18, 2019.
(44)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(45)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.

(46)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on August 1, 2019.
(47)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on October 30, 2019.
(48)	Previously filed as part of the Quarterly Report on Form 8-K of the Company, as filed on February 6, 2020.
(49)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 20, 2020.
(50)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 20, 2020.
(51)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 2, 2020.
(52)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2020.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 23, 2021	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 23, 2021.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 23, 2021
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer, and	February 23, 2021
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 23, 2021
Robert P. Badavas

/S/ Thomas Fallon	Director	February 23, 2021
Thomas Fallon

/S/ Joseph F. Hoffman	Director	February 23, 2021
Joseph F. Hoffman

/S/ Brad Koenig	Director	February 23, 2021
Brad Koenig

/S/ Doreen Woo Ho	Director	February 23, 2021
Doreen Woo Ho
/S/ Carol L. Foster	Director	February 23, 2021
Carol L. Foster

/S/ Gayle Crowell	Director	February 23, 2021
Gayle Crowell