Form 10-Q
period 2021-03-31
Hercules Capital, Inc.
filed 2021-04-29
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On April 22, 2021, there were 115,743,245 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,253,503 and $2,175,651, respectively)	$2,385,998	$2,288,338
Control investments (cost of $74,849 and $65,257, respectively)	68,693	57,400
Affiliate investments (cost of $75,450 and $74,450, respectively)	9,664	8,340
Total investments, at fair value (cost of $2,403,802 and $2,315,358, respectively)	2,464,355	2,354,078
Cash and cash equivalents	74,987	198,282
Restricted cash	11,829	39,340
Interest receivable	20,597	19,077
Right of use asset	8,666	9,278
Other assets	3,417	3,942
Total assets	$2,583,851	$2,623,997

Liabilities
Debt (net of debt issuance costs - Note 5)	$1,231,298	$1,286,638
Accounts payable and accrued liabilities	28,300	36,343
Operating lease liability	8,859	9,312
Total liabilities	$1,268,457	$1,332,293

Net assets consist of:
Common stock, par value	116	115
Capital in excess of par value	1,160,519	1,158,198
Total distributable earnings	154,759	133,391
Total net assets	$1,315,394	$1,291,704
Total liabilities and net assets	$2,583,851	$2,623,997

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	115,768	114,726
Net asset value per share	$11.36	$11.26

See notes to consolidated financial statements

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see “Note 5 - Debt”), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

	March 31, 2021	December 31, 2020
(Dollars in thousands)	(unaudited)
Assets
Restricted Cash	$11,829	$39,340
2027 Asset-Backed Notes, investments in securities, at value (cost of $233,864 and $267,657, respectively)	235,476	269,551
2028 Asset-Backed Notes, investments in securities, at value (cost of $340,592 and $355,236, respectively)	340,620	356,097
Total assets	$587,925	$664,988

Liabilities
2027 Asset-Backed Notes, net (principal of $131,545 and $180,988, respectively) (1)	$130,016	$178,812
2028 Asset-Backed Notes, net (principal of $221,434 and $250,000, respectively) (1)	219,413	247,647
Total liabilities	$349,429	$426,459

(1)	The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 5 – Debt”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Investment income:
Interest income
Non-control/Non-affiliate investments	$62,982	$65,338
Control investments	799	646
Affiliate investments	1	220
Total interest income	63,782	66,204
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	3,403	4,196
Control investments	8	5
Affiliate investments	—	—
Total commitment, facility and loan fee income	3,411	4,201
One-time fee income
Non-control/Non-affiliate investments	1,566	3,214
Total one-time fee income	1,566	3,214
Total fee income	4,977	7,415
Total investment income	68,759	73,619
Operating expenses:
Interest	14,750	14,532
Loan fees	2,800	1,794
General and administrative
Legal expenses	428	899
Tax expenses	1,438	1,135
Other expenses	3,168	4,025
Total general and administrative	5,034	6,059
Employee compensation
Compensation and benefits	9,804	8,214
Stock-based compensation	2,744	2,440
Total employee compensation	12,548	10,654
Total gross operating expenses	35,132	33,039
Expenses allocated to the Adviser Subsidiary	(933)	—
Total net operating expenses	34,199	33,039
Net investment income	34,560	40,580
Net realized and change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	7,770	6,967
Control investments	—	—
Affiliate investments	—	—
Total net realized gain (loss) on investments	7,770	6,967
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	18,022	(58,430)
Control investments	1,702	(7,851)
Affiliate investments	2,109	(9,989)
Total net change in unrealized appreciation (depreciation) on investments	21,833	(76,270)
Total net realized and change in unrealized appreciation (depreciation) on investments:	29,603	(69,303)
Net increase (decrease) in net assets resulting from operations	$64,163	$(28,723)

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.37
Change in net assets resulting from operations per common share:
Basic	$0.56	$(0.27)
Diluted	$0.55	$(0.27)
Weighted average shares outstanding
Basic	114,304	108,955
Diluted	114,803	108,955
Distributions paid per common share:
Basic	$0.37	$0.40

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended March 31, 2021	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase (decrease) in net assets resulting from operations	—	—	—	64,163	64,163
Public offering, net of offering expenses	—	—	(195)	—	(195)
Issuance of common stock due to stock option exercises	222	—	2,745	—	2,745
Retired shares from net issuance	(50)	—	(603)	—	(603)
Issuance of common stock under restricted stock plan	924	1	(1)	—	—
Retired shares for restricted stock vesting	(121)	—	(3,181)	—	(3,181)
Distributions reinvested in common stock	67	—	1,040	—	1,040
Distributions	—	—	—	(42,795)	(42,795)
Stock-based compensation (1)	—	—	2,516	—	2,516
Balance as of March 31, 2021	115,768	$116	$1,160,519	$154,759	$1,315,394

(1)	Stock-based compensation includes $25 of restricted stock and option expense related to director compensation for the three months ended March 31, 2021.

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended March 31, 2020	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	(28,723)	(28,723)
Public offering, net of offering expenses	2,441	2	34,960	—	34,962
Issuance of common stock due to stock option exercises	29	—	362	—	362
Retired shares from net issuance	(24)	—	(376)	—	(376)
Issuance of common stock under restricted stock plan	749	1	(1)	—	—
Retired shares for restricted stock vesting	(17)	—	(880)	—	(880)
Distributions reinvested in common stock	59	—	827	—	827
Distributions	—	—	—	(44,223)	(44,223)
Stock-based compensation (1)	—	—	2,082	—	2,082
Balance as of March 31, 2020	110,601	$111	$1,182,080	$(85,111)	$1,097,080

(1)	Stock-based compensation includes $21 of restricted stock and option expense related to director compensation for the three months ended March 31, 2020.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$64,163	$(28,723)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(355,333)	(233,612)
Purchases assigned to External Funds	48,353	—
Principal and fee payments received on investments	209,747	167,511
Proceeds from the sale of investments	12,973	17,076
Net unrealized (appreciation) depreciation on investments	(21,833)	76,270
Net realized (gain) loss on investments	(7,770)	(6,967)
Accretion of paid-in-kind principal	(2,475)	(2,130)
Accretion of loan discounts	(1,176)	(1,147)
Accretion of loan discount on convertible notes	168	168
Accretion of loan exit fees	(5,744)	(6,265)
Change in deferred loan origination revenue	13,414	1,319
Unearned fees related to unfunded commitments	(1,505)	(463)
Amortization of debt fees and issuance costs	2,156	1,332
Depreciation	94	126
Stock-based compensation and amortization of restricted stock grants (1)	2,516	2,082
Change in operating assets and liabilities:
Interest receivable	(1,520)	1,070
Other assets	1,849	(4,100)
Accounts payable	—	(16)
Accrued liabilities	(8,496)	(8,233)
Net cash used in operating activities	(50,419)	(24,702)

Cash flows from investing activities:
Purchases of capital equipment	(12)	(29)
Net cash used in investing activities	(12)	(29)

Cash flows from financing activities:
Issuance of common stock, net	(195)	34,962
Retirement of employee shares	(1,039)	(895)
Distributions paid	(41,755)	(43,396)
Issuance of debt	342,218	292,026
Repayments of debt	(397,727)	(313,569)
Debt issuance costs	(1,842)	(618)
Fees paid for credit facilities and debentures	(35)	(2,433)
Net cash used in financing activities	(100,375)	(33,923)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(150,806)	(58,654)
Cash, cash equivalents, and restricted cash at beginning of period	237,622	114,996
Cash, cash equivalents, and restricted cash at end of period	$86,816	$56,342

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$17,359	$17,491
Income tax, including excise tax, paid	$3,488	$2,309
Distributions reinvested	$1,040	$827

(1)	Stock-based compensation includes $25 and $21 of restricted stock and option expense related to director compensation for the three months ended March 31, 2021 and 2020, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$74,987	$34,282
Restricted cash	11,829	22,060
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$86,816	$56,342

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,828	$7,000
Subtotal: 1-5 Years Maturity						6,828	7,000
Subtotal: Communications & Networking (0.53%)*						6,828	7,000
Diversified Financial Services
Greater than 5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 14.50%	$15,000	14,628	14,112
	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 11.50%	$10,000	9,802	9,802
Total Gibraltar Business Capital, LLC					$25,000	24,430	23,914
Subtotal: Greater than 5 Years Maturity						24,430	23,914
Subtotal: Diversified Financial Services (1.82%)*						24,430	23,914
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 8.50%, 4.14% Exit Fee	$40,000	41,229	41,522
Subtotal: 1-5 Years Maturity						41,229	41,522
Subtotal: Drug Delivery (3.16%)*						41,229	41,522
Drug Discovery & Development
Under 1 Year Maturity
Acacia Pharma Inc. (5)(10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$4,245	4,597	4,597
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 9.30% Exit Fee	$50,000	53,541	53,541
Petros Pharmaceuticals, Inc. (p.k.a. Metuchen Pharmaceuticals LLC)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$5,061	5,054	5,054
Stealth Bio Therapeutics Corp. (10)(11)	Drug Discovery & Development	Senior Secured	July 2021	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 7.69% Exit Fee	$7,245	7,416	7,416
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,609	30,609
Subtotal: Under 1 Year Maturity						101,217	101,217
1-5 Years Maturity
Albireo Pharma, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,054	10,291
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,450	15,852
Applied Genetic Technologies Corporation (11)	Drug Discovery & Development	Senior Secured	December 2023	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$10,000	10,100	10,325
Aveo Pharmaceuticals, Inc. (11)(15)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$35,000	35,056	35,119
Axsome Therapeutics, Inc. (10)(17)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 4.85% Exit Fee	$50,000	49,216	51,355
Bicycle Therapeutics PLC (5)(10)(11)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,003	23,907
BridgeBio Pharma LLC (12)(13)(16)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.85% or Floor rate of 8.75%, 6.35% Exit Fee	$35,000	36,271	37,408
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,603	21,248
	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 3.10% or Floor rate of 8.85%, 5.75% Exit Fee	$20,000	20,476	21,107
Total BridgeBio Pharma LLC					$75,000	77,350	79,763
Century Therapeutics (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	9,939	10,328
Chemocentryx, Inc. (10)(11)(15)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,809	21,198
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,068	5,406
Total Chemocentryx, Inc.					$25,000	25,877	26,604
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$25,000	25,204	25,213
Dermavant Sciences Ltd. (10)(13)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,717	20,644
Eidos Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,952	8,952
G1 Therapeutics, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	June 2025	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 6.95% Exit Fee	$26,000	26,096	26,211
Geron Corporation (10)(17)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$16,250	16,245	16,893

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Humanigen, Inc. (9)(10)	Drug Discovery & Development	Senior Secured	March 2025	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	$19,917	$19,917
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	23,074	23,476
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$5,000	5,326	5,350
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,354	26,277
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,322	20,818
uniQure B.V. (5)(10)(11)(16)(17)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,771	35,830
	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 4.85% Exit Fee	$35,000	34,995	34,995
Total uniQure B.V.					$70,000	70,766	70,825
Unity Biotechnology, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	25,068	25,866
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,354	11,412
X4 Pharmaceuticals, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,340	33,800
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.92% Exit Fee	$15,000	15,247	15,583
Subtotal: 1-5 Years Maturity						604,027	614,781
Subtotal: Drug Discovery & Development (54.43%)*						705,244	715,998
Healthcare Services, Other
1-5 Years Maturity
Carbon Health Technologies, Inc. (17)(19)	Healthcare Services, Other	Senior Secured	March 2025	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 3.95% Exit Fee	$11,250	11,162	11,162
Equality Health, LLC (14)(17)	Healthcare Services, Other	Senior Secured	February 2026	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,018	34,659	34,659
The CM Group LLC (11)(17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 9.35% or Floor rate of 10.35%	$9,310	9,189	9,240
	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 3-month LIBOR + 9.35% or Floor rate of 10.35%	$1,000	1,000	1,000
Total The CM Group LLC					$10,310	10,189	10,240
Velocity Clinical Research, Inc. (13)(17)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,823	9,529	9,921
Subtotal: 1-5 Years Maturity						65,539	65,982
Subtotal: Healthcare Services, Other (5.02%)*						65,539	65,982
Information Services
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	25,034	25,174
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,796	12,000
Subtotal: 1-5 Years Maturity						36,830	37,174
Subtotal: Information Services (2.83%)*						36,830	37,174
Internet Consumer & Business Services
Under 1 Year Maturity
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$2,637	2,662	192
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,934	43,483
	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,288	5,232
Total Snagajob.com, Inc.					$48,178	49,222	48,715
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	May 2021	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	May 2021	PIK Interest 5.00%	$13,023	13,023	273
Total Tectura Corporation					$21,273	21,273	8,523
Subtotal: Under 1 Year Maturity						73,397	57,430
1-5 Years Maturity

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
AppDirect, Inc. (11)(17)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	$30,877	$31,890
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,980	7,790	8,060
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$84,565	83,921	85,615
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,725	52,399	52,959
Landing Holdings Inc. (15)	Internet Consumer & Business Services	Senior Secured	March 2023	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 2.55%	$10,000	9,799	9,799
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$21,076	21,488	21,802
Rhino Labs, Inc. (15)(17)	Internet Consumer & Business Services	Senior Secured	March 2024	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$8,000	7,784	7,784
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,376	59,458	57,800
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,247	12,378	11,916
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,326	25,305	25,700
Varsity Tutors LLC (13)(14)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,318	39,611	40,905
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$12,572	12,534	12,554
Worldremit Group Limited (5)(10)(16)(19)	Internet Consumer & Business Services	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$96,750	94,747	94,747
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.18% Exit Fee	$11,000	11,475	11,635
	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.45% Exit Fee	$4,000	4,175	4,247
Total Xometry, Inc.					$15,000	15,650	15,882
Subtotal: 1-5 Years Maturity						473,741	477,413
Subtotal: Internet Consumer & Business Services (40.66%)*						547,138	534,843
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.45% Exit Fee	$21,147	21,440	21,440
Subtotal: 1-5 Years Maturity						21,440	21,440
Subtotal: Media/Content/Info (1.63%)*						21,440	21,440
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,416	12,416
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,775	7,775
Subtotal: Under 1 Year Maturity						20,191	20,191
Subtotal: Medical Devices & Equipment (1.53%)*						20,191	20,191
Software
Under 1 Year Maturity
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,236	3,340	3,378
Subtotal: Under 1 Year Maturity						3,340	3,378
1-5 Years Maturity
3GTMS, LLC. (11)(18)	Software	Senior Secured	February 2025	Interest rate 3-Month LIBOR + 9.28% or Floor rate of 10.28%	$11,667	11,441	11,547
Abrigo (18)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,457	38,040	38,457
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,312	2,278	2,312
Total Abrigo					$40,769	40,318	40,769
Bitsight Technologies, Inc. (17)(19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,290	12,290
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$41,300	40,827	41,151

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	$32,374	$33,330
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$56,138	55,704	57,261
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,875	10,095
CloudBolt Software Inc. (11)(17)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	4,888	5,029
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,323	10,899	10,964
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,223	10,337	10,470
Total Dashlane, Inc.					$20,546	21,236	21,434
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	60,354	61,698
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$12,025	11,751	11,772
ExtraHop Networks, Inc. (13)(19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,818	15,433
FreedomPay, Inc. (13)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	10,015	10,210
Gryphon Networks Corp. (17)	Software	Senior Secured	January 2026	Interest rate 3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,086	5,086
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,759	7,000
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,672	7,791	7,913
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.14% or Floor rate of 11.14%	$8,673	8,474	8,566
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$55,000	54,277	55,000
Logicworks (17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,816	9,816
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,152	19,861	20,567
Mobile Solutions Services (11)(17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$18,650	18,077	18,312
Nuvolo Technologies Corporation (13)(19)	Software	Senior Secured	January 2025	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 1.75% Exit Fee	$15,000	14,893	14,981
Optimizely Mergerco, Inc. (17)(18)	Software	Senior Secured	October 2025	Interest rate 6-month LIBOR + 10.00% or Floor rate of 11.00%	$49,875	48,511	48,510
Pollen, Inc. (14)(15)(17)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,429	7,405	7,405
Pymetrics, Inc (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,538	9,513	9,448
Reltio, Inc. (13)(14)(17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,116	10,026	10,341
SingleStore, Inc. (p.k.a. memsql, Inc.) (11)(14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,030	5,041	5,192
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,107	5,080	5,050
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,398	4,500
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,306	34,961	36,383
Vela Trading Technologies (11)(14)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 11.00% or Floor rate of 12.00%, PIK Interest 2.50%	$18,244	17,902	11,859
Subtotal: 1-5 Years Maturity						613,762	617,948

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	$19,833	$19,857
Subtotal: Greater than 5 Years Maturity						19,833	19,857
Subtotal: Software (48.74%)*						636,935	641,183
Sustainable and Renewable Technology
Under 1 Year Maturity
Pineapple Energy LLC (6)(8)(9)(17)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate FIXED 10.00%	$40	40	40
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	April 2021	PIK Interest 10.00%	$641	641	—
Subtotal: Under 1 Year Maturity						681	40
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$33,097	36,819	37,092
Pineapple Energy LLC (6)(8)(9)(17)	Sustainable and Renewable Technology	Convertible Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Pivot Bio, Inc. (15)	Sustainable and Renewable Technology	Senior Secured	April 2024	Interest rate PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$31,500	31,183	31,183
Subtotal: 1-5 Years Maturity						75,502	75,775
Subtotal: Sustainable and Renewable Technology (5.76%)*						76,183	75,815
Total: Debt Investments (166.11%)*						$2,181,987	$2,185,062

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Common Stock	3,328	$—	$10
	Communications & Networking	Equity	Preferred Series A	1,135,000	1,230	5,041
Total Peerless Network Holdings, Inc.				1,138,328	1,230	5,051
Subtotal: Communications & Networking (0.38%)*					1,230	5,051
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Equity	Common Stock	42,989	128	360
Subtotal: Consumer & Business Products (0.03%)*					128	360
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,775
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	24,612
Total Gibraltar Business Capital, LLC				11,432,752	28,006	26,387
Hercules Adviser LLC (7)	Diversified Financial Services	Equity	Member Units		—	9,869
Subtotal: Diversified Financial Services (2.76%)*					28,006	36,256
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	300
Aytu BioScience, Inc. (p.k.a. Neos Therapeutics, Inc.) (4)(15)	Drug Delivery	Equity	Common Stock	13,600	1,500	103
BioQ Pharma Incorporated (15)	Drug Delivery	Equity	Preferred Series D	165,000	500	202
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	2,396
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	12
Subtotal: Drug Delivery (0.23%)*					4,645	3,013
Drug Discovery & Development
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	25,000	1,000	881
Aveo Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	190,179	1,715	1,393
Bicycle Therapeutics PLC (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	98,100	1,871	2,930
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	231,329	2,255	14,250
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	360
Chemocentryx, Inc. (4)(10)(15)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	883
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	353
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	23
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	197
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,933	2,000	76
Humanigen, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	43,243	800	826
Kaleido Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	86,585	1,000	701
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	538
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	42
Savara, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	11,119	203	23
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.) (4)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	42
Tricida, Inc. (4)(15)	Drug Discovery & Development	Equity	Common Stock	68,816	863	364
uniQure B.V. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	17,175	332	579
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Equity	Preferred Series B	510,308	3,000	2,847
X4 Pharmaceuticals, Inc. (4)(20)	Drug Discovery & Development	Equity	Common Stock	198,277	1,641	1,482
Subtotal: Drug Discovery & Development (2.19%)*					27,110	28,790
Healthcare Services, Other
23andMe, Inc.	Healthcare Services, Other	Equity	Common Stock	360,000	5,094	8,744
Carbon Health Technologies, Inc.	Healthcare Services, Other	Equity	Preferred Series C	217,880	1,687	1,688
Subtotal: Healthcare Services, Other (0.79%)*					6,781	10,432
Internet Consumer & Business Services
Black Crow AI, Inc. (6)	Internet Consumer & Business Services	Equity	Preferred Series Seed	872,797	1,000	1,255
Black Crow AI, Inc. affiliates(21)	Internet Consumer & Business Services	Equity	Preferred Note	N/A	3,000	3,000
Brigade Group, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Contentful Global, Inc. (p.k.a. Contentful, Inc.) (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	41,000	138	238
	Internet Consumer & Business Services	Equity	Preferred Series D	108,500	500	701
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	939
DoorDash, Inc. (4)(20)	Internet Consumer & Business Services	Equity	Common Stock	475,000	5,475	58,443
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,738	$10,487	$12,683
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	9,296
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,948
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	740
Total OfferUp, Inc.				394,790	2,295	2,688
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	577	1,002
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	1,163	15	—
Savage X Holding, LLC	Internet Consumer & Business Services	Equity	Class A Units	42137	13	38
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Internet Consumer & Business Services	Equity	Common Stock	42,989	89	325
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Internet Consumer & Business Services	Equity	Common Stock	32,991	317	1,798
Subtotal: Internet Consumer & Business Services (6.95%)*					29,753	91,467
Media/Content/Info
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Equity	Common Stock	255,820	3	614
Subtotal: Media/Content/Info (0.05%)*					3	614
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	908
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	799
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	781
Total Gelesis, Inc.				609,849	925	2,488
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	38,243	527	2,080
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	159
Subtotal: Medical Devices & Equipment (0.36%)*					4,190	4,727
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	84
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	18
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,227
	Software	Equity	Preferred Series 3	93,620	300	301
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	1,528
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Lightbend, Inc.	Software	Equity	Preferred Series D	384,616	265	105
Palantir Technologies (4)	Software	Equity	Common Stock	1,668,337	10,198	38,856
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Equity	Preferred Series E	580,983	2,000	2,000
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	7,280
Subtotal: Software (3.79%)*					22,154	49,871
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	17

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
	Surgical Devices	Equity	Preferred Series C	656,538	$282	$50
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	157
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	245
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	192
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	277
Total Gynesonics, Inc.				9,595,178	1,941	938
Subtotal: Surgical Devices (0.07%)*					1,941	938
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,515
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	501	—
NantEnergy LLC (p.k.a. NantEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Units	59,665	102	—
Pineapple Energy LLC (6)	Sustainable and Renewable Technology	Equity	Class A Units	17,647	4,767	869
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	1,268
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.35%)*					69,372	4,652
Total: Equity Investments (17.95%)*					$195,313	$236,171
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	$418	$—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Warrant	Preferred Series B	206,185	1,101	1,770
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	1,162
Subtotal: Consumer & Business Products (0.22%)*					1,712	2,932
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	75
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.01%)*					465	75
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	128
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	3
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,311	61	87
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	321
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics	Drug Discovery & Development	Warrant	Common Units	40,540	37	105
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	21
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	326
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	2
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	15
Motif Bio PLC (4)(10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	653
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	1,165
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	1
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	4,880
Tricida, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	31,352	280	2
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	256	298
X4 Pharmaceuticals, Inc. (4)(20)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	201
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	107
Subtotal: Drug Discovery & Development (0.63%)*					6,471	8,315
Electronics & Computer Hardware

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
908 Devices, Inc. (4)(15)(20)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	$101	$1,242
Subtotal: Electronics & Computer Hardware (0.09%)*					101	1,242
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	512
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	414
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	896
Subtotal: Information Services (0.14%)*					1,336	1,822
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	74	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	95
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	78
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	108
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	502
Landing Holdings Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	11,806	116	99
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	15
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	120
Rhino Labs, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	13,106	470	442
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	55
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	902
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	148
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	55
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	56
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	26
Total Snagajob.com, Inc.				3,611,537	860	137
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	28
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	812
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	273
Worldremit Group Limited (5)(10)(16)	Internet Consumer & Business Services	Warrant	Preferred Series D	77,215	129	112
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	915
Subtotal: Internet Consumer & Business Services (0.37%)*					4,969	4,841
Media/Content/Info
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	226

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	$—	$—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	438
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	401	2,187
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	9
Subtotal: Medical Devices & Equipment (0.22%)*					2,560	2,860
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	1,234
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	3,182
Total Achronix Semiconductor Corporation				1,110,000	259	4,416
Subtotal: Semiconductors (0.34%)*					259	4,416
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	284	359
CloudBolt Software, Inc.	Software	Warrant	Common Stock	158,506	91	85
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	71
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	851
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	235
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,594	1,797
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	123
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	63
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	191	233
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	83
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	538
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	88	415
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	710
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	168
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	31
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	211
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	103	652
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	273
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	335
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	292
Subtotal: Software (0.57%)*					5,321	7,525
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	50
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	50
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	12
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,440	139	1,493
Subtotal: Surgical Devices (0.11%)*					206	1,505
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	882
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	345
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	122
Total Kinestral Technologies, Inc.				456,883	218	467

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	$338	$—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	308
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,519	41	4,776
Total Proterra, Inc.				514,149	42	5,084
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.49%)*					992	6,433
Total: Warrant Investments (3.19%)*					$25,290	$42,016
Total: Investments in Securities (187.26%)*					$2,402,590	$2,463,249

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			1,212	1,106
Total: Investments in Investment Funds & Vehicles (0.08%)*					$1,212	$1,106
Total: Investments (187.35%)*					$2,403,802	$2,464,355

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% as of March 31, 2021. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 0.11%, 0.19% and 0.21%, respectively, as of March 31, 2021.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $190.4 million, $128.1 million and $62.3 million, respectively. The tax cost of investments is $2.4 billion.

(4)

Except for warrants in 24 publicly traded companies and common stock in 29 publicly traded companies, all investments are restricted as of March 31, 2021 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status as of March 31, 2021, and is therefore considered non-income producing. Note that as of March 31, 2021, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.

(9)	Denotes that all or a portion of the debt investment is convertible debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the 2027 Asset-Backed Notes or 2028 Asset-Backed Notes (as defined in Note 5).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in Note 5).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in Note 5).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)

Denotes that all or a portion of the investment in this portfolio company is held by Hercules Technology III, L.P. or Hercules Capital IV, L.P., the Company’s wholly owned small business investment companies.

(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total assets as of March 31, 2021.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2021. Refer to “Note 11 - Commitments and Contingencies”.
(18)

Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.

(19)	Denotes second lien senior secured debt.
(20)

Denotes all or a portion of the public equity or warrant investment was acquired in a transaction exempt from registration under the Securities Act of 1933 (“Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021 the aggregate fair value of these securities is $61,367, or 4.67% of the Company’s net assets.

(21)   Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock in portfolio company Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2021, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 8.70% Exit Fee	$50,000	$53,043	$53,086
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 7.01% Exit Fee	$5,000	5,259	5,251
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,238	25,990
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,221	20,582
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,423	30,820
Tricida, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	78,266	79,452
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,660	36,849
Unity Biotechnology, Inc. (10)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	24,938	24,938
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,279	11,394
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,082	33,097
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	15,129	15,350
Subtotal: 1-5 Years Maturity						679,248	687,175
Subtotal: Drug Discovery & Development (61.26%)*						710,770	718,686
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (8)(10)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$1,631	2,145	2,145
Subtotal: Under 1 Year Maturity						2,145	2,145
Subtotal: Electronics & Computer Hardware (0.18%)*						2,145	2,145
Healthcare Services, Other
1-5 Years Maturity
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 9.35% or Floor rate of 10.35%	$10,358	10,229	10,086
Velocity Clinical Research, Inc. (13)(17)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,823	9,511	9,887
Subtotal: 1-5 Years Maturity						19,740	19,973
Subtotal: Healthcare Services, Other (1.70%)*						19,740	19,973
Information Services
Under 1 Year Maturity
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	December 2021	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 5.30% Exit Fee	$15,825	16,216	16,216
Subtotal: Under 1 Year Maturity						16,216	16,216
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,902	24,957
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,782	12,000
Subtotal: 1-5 Years Maturity						36,684	36,957
Subtotal: Information Services (4.53%)*						52,900	53,173
Internet Consumer & Business Services
Under 1 Year Maturity
Black Crow AI, Inc. (8)(9)	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$3,000	2,993	1,565
	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$1,000	1,000	643
Total Black Crow AI, Inc.					$4,000	3,993	2,208
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$4,125	4,150	1,413
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,917	43,754
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,281	5,255
Total Snagajob.com, Inc.					$48,178	49,198	49,009

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	350
Total Tectura Corporation					$31,953	21,513	8,600
Subtotal: Under 1 Year Maturity						78,854	61,230
1-5 Years Maturity
AppDirect, Inc. (11)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	30,712	30,712
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,799	8,080
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$84,081	83,900	84,987
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,403	51,854	52,151
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,921	21,240	21,526
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,301	59,292	57,561
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,196	12,291	12,021
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,231	25,096	25,348
Varsity Tutors LLC (13)(14)(17)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,264	39,438	40,272
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$13,436	13,387	13,337
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.18% Exit Fee	$11,000	11,431	11,556
	Internet Consumer & Business Services	Senior Subordinate	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$4,000	4,157	4,219
Total Xometry, Inc.					$15,000	15,588	15,775
Subtotal: 1-5 Years Maturity						360,597	361,770
Subtotal: Internet Consumer & Business Services (36.06%)*						439,451	423,000
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.45% Exit Fee	$21,045	21,279	21,555
Subtotal: 1-5 Years Maturity						21,279	21,555
Subtotal: Media/Content/Info (1.84%)*						21,279	21,555
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,365	12,365
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,752	7,752
Sebacia, Inc. (8)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%	$1,000	1,000	—
Subtotal: Under 1 Year Maturity						21,117	20,117
Subtotal: Medical Devices & Equipment (1.71%)*						21,117	20,117
Software
Under 1 Year Maturity
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,509	30,509
Subtotal: Under 1 Year Maturity						30,509	30,509
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 3-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,762	9,754
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,457	37,993	38,264
See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,312	$2,273	$2,296
Total Abrigo					$40,769	40,266	40,560
Bitsight Technologies, Inc. (19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,289	12,289
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$33,650	33,248	33,640
	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,532	7,579
Total Businessolver.com, Inc.					$41,300	40,780	41,219
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,348	33,304
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,823	55,359	56,940
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,867	10,030
CloudBolt Software Inc. (17)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	4,867	4,867
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,883	15,883
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	June 2024	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	25,167	25,761
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,294	10,808	10,838
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,195	10,312	10,343
Total Dashlane, Inc.					$20,489	21,120	21,181
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,932	61,159
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,525	9,750
ExtraHop Networks, Inc. (19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,745	14,745
FreedomPay, Inc. (13)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,972	10,126
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,744	6,724
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,639	7,725	7,828
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.15% or Floor rate of 11.15%	$8,695	8,477	8,509
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,585	56,207
Logicworks (17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,801	9,801
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,062	19,703	19,703
Mobile Solutions Services (17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,323	5,400
	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$13,150	12,731	12,672
Total Mobile Solutions Services					$18,650	18,054	18,072
Nuvolo Technologies Corporation (13)(17)(19)	Software	Senior Secured	April 2023	Interest rate PRIME + 7.25% or Floor rate of 11.50%	$15,000	14,867	14,993
Optimizely Mergerco, Inc. (17)(18)	Software	Senior Secured	October 2025	Interest rate 6-month LIBOR + 10.00% or Floor rate of 11.00%	$50,000	48,561	48,559
Pollen, Inc. (14)(15)(17)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,420	7,366	7,366
Pymetrics, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,497	9,409	9,409
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,220	3,315	3,316
Reltio, Inc. (13)(14)(17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,073	9,928	10,136

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
SingleStore, Inc. (p.k.a. memsql, Inc.) (11)(14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,021	$5,012	$5,137
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,081	4,995	4,970
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,391	4,441
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,130	34,700	34,700
Vela Trading Technologies (11)(14)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 12.00% or Floor rate of 11.50%, PIK Interest 2.50%	$18,131	17,826	14,505
ZeroFox, Inc. (13)	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	20,118	20,118
Subtotal: 1-5 Years Maturity						668,459	672,062
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,828	20,000
Subtotal: Greater than 5 Years Maturity						19,828	20,000
Subtotal: Software (61.60%)*						718,796	722,571
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	January 2021	PIK Interest 10.00%	$681	681	—
Subtotal: Under 1 Year Maturity						681	—
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$38,868	42,285	42,548
Pineapple Energy LLC (6)(8)(9)	Sustainable and Renewable Technology	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Subtotal: 1-5 Years Maturity						49,785	50,048
Subtotal: Sustainable and Renewable Technology (4.27%)*						50,466	50,048
Total: Debt Investments (178.54%)*						$2,099,425	$2,094,435

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	$1,663	$1,867
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	709
Total OfferUp, Inc.				394,790	2,295	2,576
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	577	937
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	1,163	15	—
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Internet Consumer & Business Services	Equity	Common Stock	32,991	317	1,683
Subtotal: Internet Consumer & Business Services (6.53%)*					26,235	84,358
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	626
	Medical Devices & Equipment	Equity	Preferred Series A-1	191,210	425	554
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	540
Total Gelesis, Inc.				609,849	925	1,720
Medrobotics Corporation (15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	38,243	527	1,947
ViewRay, Inc. (4)(15)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	139
Subtotal: Medical Devices & Equipment (0.29%)*					4,190	3,806
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	78
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	24
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	3,644
	Software	Equity	Preferred Series 3	93,620	300	777
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	4,421
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Lightbend, Inc.	Software	Equity	Preferred Series D	384,616	265	165
Palantir Technologies (4)	Software	Equity	Common Stock	1,668,337	10,198	36,015
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Equity	Preferred Series E	580,983	2,000	2,153
Sprinklr, Inc.	Software	Equity	Common Stock	700,000	3,749	7,088
Subtotal: Software (3.87%)*					22,154	49,944
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Equity	Preferred Series B	219,298	250	14
	Surgical Devices	Equity	Preferred Series C	656,538	282	44
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	137
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	213
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	181
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	259
Total Gynesonics, Inc.				9,595,178	1,941	848
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Equity	Common Stock	162,617	2,550	3,236
Subtotal: Surgical Devices (0.32%)*					4,491	4,084
Sustainable and Renewable Technology

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	$2,000	$2,540
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	1
Pineapple Energy LLC (6)	Sustainable and Renewable Technology	Equity	Class A Units	17,647	4,767	840
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	500	329
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.29%)*					69,269	3,710
Total: Equity Investments (17.39%)*					$189,854	$224,679
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	$418	$—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	1,152
Subtotal: Consumer & Business Products (0.09%)*					611	1,152
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	579
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.04%)*					750	579
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	184
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	5
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,310	61	97
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	682
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics	Drug Discovery & Development	Warrant	Common Units	40,540	37	43
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	183
CytRx Corporation (15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	460
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	3
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	20
Motif BioSciences Inc. (10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	1,031
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	960
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	—
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	5,307
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	31,353	280	8
Urovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	744
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	257	296
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	87
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	98
Subtotal: Drug Discovery & Development (0.79%)*					7,015	10,208
Electronics & Computer Hardware
908 Devices, Inc. (4)(15)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	101	1,215
Subtotal: Electronics & Computer Hardware (0.09%)*					101	1,215
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	498
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	273
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	566
Subtotal: Information Services (0.10%)*					1,336	1,337
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	126

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	$96	$91
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	150
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	549
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,791
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	32
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	104
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	32
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	1,548
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	78
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	53
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	58
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	27
Total Snagajob.com, Inc.				3,611,537	860	138
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	16
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	736
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	262
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	527
Subtotal: Internet Consumer & Business Services (0.56%)*					5,355	7,180
Media/Content/Info
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					351	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	156
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	394
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,982
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	—
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	9
Subtotal: Medical Devices & Equipment (0.20%)*					2,864	2,541
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	175
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	717

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Total Achronix Semiconductor Corporation				1,110,000	$259	$892
Subtotal: Semiconductors (0.07%)*					259	892
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	208	208
CloudBolt Software Inc.	Software	Warrant	Common Stock	158,506	91	132
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	29
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	1,023
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	297
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,594	1,857
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	153
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	70
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	191	265
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	169
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	516
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	88	192
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	610
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	182
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	46
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	216
SignPost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	103	714
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	204
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	284
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	363
Subtotal: Software (0.58%)*					5,245	7,530
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	5
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	5
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	10
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	487
Subtotal: Surgical Devices (0.04%)*					206	497
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	744
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	261
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	91
Total Kinestral Technologies, Inc.				456,883	218	352
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	14
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	376
Total Proterra, Inc.				514,147	42	390
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.12%)*					1,094	1,486
Total: Warrant Investments (2.68%)*					$25,737	$34,622
Total: Investments in Securities (182.22%)*					$2,315,016	$2,353,736

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			$342	$342
Total: Investments in Investment Funds & Vehicles (0.03%)*					$342	$342
Total: Investments before Cash and Cash Equivalents (182.25%)*					$2,315,358	$2,354,078

Cash & Cash Equivalents
GS Financial Square Government Fund		Cash & Cash Equivalents			96,000	96,000
Total: Investments in Cash & Cash Equivalents (7.43%)*					$96,000	$96,000
Total: Investments after Cash and Cash Equivalents (189.68%)*					$2,411,358	$2,450,078

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Interest rate PRIME represents 3.25% as of December 31, 2020. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent, 0.14%, 0.24%, and 0.36%, respectively, as of December 31, 2020.
(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $166.2 million, $126.1 million, and $40.1 million, respectively. The tax cost of investments is $2.3 billion.

(4)

Except for warrants in 27 publicly traded companies and common stock in 30 publicly traded companies, all investments are restricted as of December 31, 2020 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Board. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(8)

Debt is on non-accrual status as of December 31, 2020 and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investments in Glo AB and Tectura Corporation.

(9)	Denotes that all or a portion of the debt investment is convertible debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the 2027 Asset-Backed Notes or 2028 Asset-Backed Notes (as defined in “Note 5 — Debt”).
(12)	Denotes that all or a portion of the debt investment is pledged as collateral under the Wells Facility (as defined in “Note 5 — Debt”).
(13)	Denotes that all or a portion of the debt investment is pledged as collateral under the Union Bank Facility (as defined in “Note 5 — Debt”).
(14)	Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT III, the Company’s wholly owned small business investment company, or SBIC, subsidiary.
(16)	Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2020.
(17)	Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2020. Refer to “Note 11 — Commitments and Contingencies”.
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

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, and San Diego, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Code (see “Note 6 - Income Taxes”).

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

The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT III and HC IV (see “Note 5 - Debt”).

The Company also established certain wholly owned subsidiaries, all of which are structured as Delaware corporations or Limited Liability Companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

In May 2020, Hercules Adviser LLC (the "Adviser Subsidiary") was formed as a wholly owned Delaware limited liability subsidiary of the Company to provide investment advisory and related services to investment vehicles (“External Funds” or “External Fund”) owned by one or more unrelated third-party investors ("External Parties"). The Adviser Subsidiary will receive fee income for the services provided to External Funds. The Company was granted no-action relief by the staff of the Securities and Exchange Commission ("SEC") to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to External Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.

Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the continued development and impact of the global outbreak of the novel coronavirus (“COVID-19”), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its consolidated subsidiaries, and all VIEs of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2021, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined herein). See “Note 5 – Debt”.

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

As of March 31, 2021, approximately 95.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors (the “Board”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith by the Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company intends to continue to engage one or more independent valuation firm(s) to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board to cancel such valuation services. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board. The Board are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board have approved a multi-step valuation process each quarter, as described below:

(1) the Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and business-based assumptions are discussed with the Company’s investment committee;

(3) the Audit Committee of the Board reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee which incorporates the results of the independent valuation firm(s) as appropriate; and

(4) the Board, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

Debt Investments

The Company follows the guidance set forth in ASC Topic 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy, which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. In addition, the Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives. These investments are considered Level 2 assets.

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

When originating a debt instrument, the Company generally receives warrants or other equity securities from the borrower. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Any resulting discount on the debt investments from recordation of the warrant or other equity instruments is accreted into interest income over the life of the debt investment.

Debt investments that are traded on a public exchange are valued at the prevailing market price as of the valuation date.

Equity Securities and Warrants

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

At each reporting date, privately held warrant and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition, general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. Absent a qualifying external event, the Company estimates the fair value of warrants using a Black Scholes OPM. For certain privately held equity securities, the income approach is used, in which the Company converts future amounts (for example, cash flows or earnings) to a net present value. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account include, as relevant: applicable market yields and multiples, the portfolio company’s capital structure, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, and enterprise value among other factors.

Investment Funds & Vehicles

The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (Or its Equivalent).

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

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on lines-of-credit, net, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both March 31, 2021 and December 31, 2020, there were no material past due escrow receivables. The escrow receivable balance as of March 31, 2021 and December 31, 2020 was approximately $65,000 and $65,000, respectively, and was fair valued and held in accordance with ASC Topic 820.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $39.7 million of unamortized fees at March 31, 2021, of which approximately $33.7 million was included as an offset to the cost basis of its current debt investments and approximately $6.0 million was deferred contingent upon the occurrence of a funding or milestone. At December 31, 2020, the Company had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.6 million and $3.2 million in one-time fee income during the three months ended March 31, 2021 and 2020, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. At March 31, 2021, the Company had approximately $35.4 million in exit fees receivable, of which approximately $32.2 million was included as a component of the cost basis of its current debt investments and approximately $3.2 million was a deferred receivable related to expired commitments. At December 31, 2020, the Company had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.6 million and $2.0 million in PIK income during the three months ended March 31, 2021 and 2020, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2021 and 2020.

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received as a reduction of capital upon completion of an offering of registered securities.

Debt

The debt of the Company is carried at amortized cost which is comprised of the principal amount borrowed net of any unamortized discount and debt issuance costs. Discounts and issuance costs are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 5 - Debt”).  Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities.

Debt Issuance Cost

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

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and net realized securities gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2021 or 2020. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three months ended March 31, 2021, and 2020 the Company issued 66,997 and 58,713 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2021 and December 31, 2020.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$—	$—	$—	$—

Other assets
Escrow Receivables	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,161,148	$—	$—	$2,161,148
Unsecured Debt	23,914	—	—	23,914
Preferred Stock	51,687	—	—	51,687
Common Stock	184,484	82,171	59,207	43,106
Warrants	42,016	—	12,621	29,395
	$2,463,249	$82,171	$71,828	$2,309,250
Investment Funds & Vehicles measured at Net Asset Value (2)	1,106
Total Investments before cash and cash equivalents	$2,464,355

Total Investments after cash and cash equivalents	$2,464,355

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$96,000	$96,000	$—	$—

Other assets
Escrow Receivables	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,079,465	$—	$—	$2,079,465
Unsecured Debt	14,970	—	—	14,970
Preferred Stock	58,981	—	—	58,981
Common Stock	165,698	138,300	—	27,398
Warrants	34,622	—	13,139	21,483
	$2,353,736	$138,300	$13,139	$2,202,297
Investment Funds & Vehicles measured at Net Asset Value (2)	342
Total Investments before cash and cash equivalents	$2,354,078

Total Investments after cash and cash equivalents	$2,450,078

(1)	This investment is included in cash and cash equivalents in the accompanying Consolidated Statement of Assets and Liabilities.

(2)

In accordance with US GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statement of Assets and Liabilities.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020.

(in thousands)	Balance January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance March 31, 2021
Investments
Senior Secured Debt	$2,079,465	$(986)	$8,712	$293,287	$—	$(219,330)	$—	$—	$2,161,148
Unsecured Debt	14,970	—	(647)	9,591	—	—	—	—	23,914
Preferred Stock	58,981	—	(9,751)	2,687	(230)	—	—	—	51,687
Common Stock	27,398	—	12,372	3,336	—	—	—	—	43,106
Warrants	21,483	(410)	7,690	791	(159)	—	—	—	29,395
Other Assets
Escrow Receivable	65	567	—	—	(567)	—	—	—	65
Total	$2,202,362	$(829)	$18,376	$309,692	$(956)	$(219,330)	$—	$—	$2,309,315

(in thousands)	Balance January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance March 31, 2020
Investments
Senior Secured Debt	$2,133,812	$—	$(25,762)	$239,783	$—	$(167,445)	$—	$—	$2,180,388
Unsecured Debt	14,780	—	—	422	—	—	—	—	15,202
Preferred Stock	69,717	—	(18,511)	—	—	—	—	—	51,206
Common Stock	33,547	1,240	(8,832)	—	(1,240)	—	—	—	24,715
Warrants	13,722	(1,053)	(5,728)	1,855	(581)	—	—	—	8,215
Other Assets
Escrow Receivable	955	31	—	1,376	(42)	—	—	—	2,320
Total	$2,266,533	$218	$(58,833)	$243,436	$(1,863)	$(167,445)	$—	$—	$2,282,046

(1)	Included in net realized gains or losses in the accompanying Consolidated Statements of Operations.
(2)	Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)	There was no activity related to transfers into or out of Level 3 during the three months ended March 31, 2021.
(4)	There was no activity related to transfers into or out of Level 3 during the three months ended March 31, 2020.
(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments. Amounts are net of purchases assigned to External Funds.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures along with regularly scheduled amortization.

For the three months ended March 31, 2021, approximately $9.2 million in net unrealized depreciation and $12.4 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the three months ended March 31, 2021, approximately $7.1 million and $7.1 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the three months ended March 31, 2020, approximately $18.5 million and $8.8 million in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the three months ended March 31, 2020, approximately $26.4 million and $7.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value as of March 31, 2021 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$540,970	Market Comparable Companies	Hypothetical Market Yield	7.70% - 17.53%	10.32%
			Premium/(Discount)	(0.50)% - 1.75%

Technology	78,021	Originated Within 4-6 Months	Origination Yield	10.78% - 12.72%	12.39%
	943,020	Market Comparable Companies	Hypothetical Market Yield	7.19% - 17.29%	11.23%
			Premium/(Discount)	(0.25)% - 2.75%
	12,051	Liquidation (3)	Probability weighting of alternative outcomes	25.00% - 75.00%

Sustainable and Renewable Technology	7,540	Originated Within 4-6 Months	Origination Yield	10.53% - 10.63%	10.53%
	15,882	Market Comparable Companies	Hypothetical Market Yield	9.13% - 9.55%	9.24%
			Premium/(Discount)	0.00% - 0.00%
	-	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%

Medical Devices	41,522	Market Comparable Companies	Hypothetical Market Yield	8.85% - 8.85%	8.85%

Lower Middle Market	101,351	Market Comparable Companies	Hypothetical Market Yield	9.58% - 15.59%	11.10%
			Premium/(Discount)	(1.00)% - 1.00%
	8,523	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	281,218	Debt Investments originated within 3 months
	30,392	Imminent Payoffs (4)
	124,572	Debt Investments Maturing in Less than One Year
	$2,185,062	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value as of December 31, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$130,068	Originated Within 4-6 Months	Origination Yield	10.94% - 13.56%	11.84%
	574,149	Market Comparable Companies	Hypothetical Market Yield	8.43% - 14.66%	10.87%
			Premium/(Discount)	(0.50%) - 1.50%
Technology	114,136	Originated Within 4-6 Months	Origination Yield	11.49% - 13.78%	12.05%
	867,892	Market Comparable Companies	Hypothetical Market Yield	7.61% - 17.71%	11.67%
			Premium/(Discount)	(0.25%) - 2.50%
	18,126	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 75.00%
Sustainable and Renewable Technology	15,775	Market Comparable Companies	Hypothetical Market Yield	9.61% - 10.04%	9.72%
			Premium/(Discount)	0.00%
	7,500	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Medical Devices	41,242	Market Comparable Companies	Hypothetical Market Yield	9.52% - 9.52%	9.52%
			Premium/(Discount)	(0.25%)
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00%
Lower Middle Market	106,877	Market Comparable Companies	Hypothetical Market Yield	10.26% - 15.86%	11.81%
			Premium/(Discount)	(1.00%) - 1.00%
	8,600	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	78,016	Debt Investments originated within 3 months
	38,148	Imminent Payoffs (4)
	93,906	Debt Investments Maturing in Less than One Year
	$2,094,435	Total Level Three Debt Investments

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

(2)	The weighted averages are calculated based on the fair market value of each investment.
(3)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value as of March 31, 2021 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$35,242	Market Comparable Companies	EBITDA Multiple (2)	5.7x - 20.0x	10.3x
			Revenue Multiple (2)	1.4x - 5.0x	2.2x
			EBT Multiple (2)	10.0x - 10.0x	10.0x
			Tangible Book Value Multiple (2)	2.2x - 2.2x	2.2x
			Discount for Lack of Marketability (3)	22.61% - 27.20%	24.25%
	12,981	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(83.68%) - 74.55%	14.07%
	9,869	Discounted Cash Flow	Discount Rate (7)	14.38% - 21.60%	16.74%
	-	Liquidation	Revenue Multiple (2)	1.4x - 1.4x	1.4x
			Discount for Lack of Marketability (3)	75.00% - 75.00%	75.00%
	36,701	Other (6)
Warrant Investments	11,284	Market Comparable Companies	EBITDA Multiple (2)	8.3x - 8.3x	8.3x
			Revenue Multiple (2)	0.8x - 9.1x	4.9x
			Discount for Lack of Marketability (3)	19.74% - 33.80%	28.18%
	8,611	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(83.68%) - 74.55%	17.37%
	9,500	Other(6)
Total Level Three Warrant and Equity Investments	$124,188

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity securities are revenue and/or earnings multiples (e.g. EBITDA, EBT, ARR), market equity adjustment factors, and discounts for lack of marketability. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.

(2)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)	Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(5)	Weighted averages are calculated based on the fair market value of each investment.
(6)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

(7)    The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level Three Equity and Warrant Investments	Fair Value as of December 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Level Three Equity Investments	$46,669	Market Comparable Companies	EBITDA Multiple (2)	5.0x - 9.8x	7.5x
			Revenue Multiple (2)	2.0x - 19.5x	4.5x
			Tangible Book Value Multiple (2)	4.1x	4.1x
			Discount for Lack of Marketability (3)	22.59% - 27.53%	24.56%
			Average Industry Volatility (4)	66.14% - 116.71%	102.66%
			Risk-Free Interest Rate	0.10%	0.10%
			Estimated Time to Exit (in months)	10 - 13	11
	12,666	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(79.34%) - 53.87%	(12.70%)
			Average Industry Volatility (4)	39.29% - 152.09%	98.23%
			Risk-Free Interest Rate	0.14% - 2.64%	0.42%
			Estimated Time to Exit (in months)	10 - 40	25
	—	Liquidation	Revenue Multiple (2)	1.4x - 1.4x	1.4x
			Discount for Lack of Marketability (3)	75%	75%
	27,044	Other (7)
Level Three Warrant Investments	10,284	Market Comparable Companies	EBITDA Multiple (2)	4.1x - 19.2x	16.4x
			Revenue Multiple (2)	0.6x - 10.7x	6.0x
			Discount for Lack of Marketability (3)	21.56% - 34.61%	28.02%
			Average Industry Volatility (4)	59.33% - 95.76%	82.21%
			Risk-Free Interest Rate	0.10% - 0.31%	0.14%
			Estimated Time to Exit (in months)	10 - 48	25
	11,199	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(45.5%) - 57.42%	(12.27%)
			Average Industry Volatility (4)	38.87% - 152.09%	85.53%
			Risk-Free Interest Rate	0.13% - 2.64%	0.32%
			Estimated Time to Exit (in months)	10 - 43	22
Total Level Three Warrant and Equity Investments	$107,862

(1)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity securities are revenue and/or EBITDA multiples, market equity adjustment factors, and discounts for lack of marketability. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.

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

The Company believes that the carrying amounts of its financial instruments, other than investments and debt, which consist of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The debt of the Company is recorded at amortized cost and not at fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s outstanding debt is based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

Based on market quotations on or around March 31, 2021, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.018, 1.001, 1.001, and 1.023 per dollar at par value, respectively. At March 31, 2021, the April 2025 Notes and 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.34 and $26.65 per unit at par value, respectively. The par value at underwriting for the April 2025 Notes and 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, and March 2026 B Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the Union Bank Facility and the Wells Facility are equal to their outstanding principal balances as of March 31, 2021.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$70,143	$73,030	$—	$—	$73,030
2022 Notes	149,170	152,703	—	152,703	—
April 2025 Notes	73,446	76,020	—	76,020	—
2033 Notes	38,637	42,640	—	42,640	—
July 2024 Notes	104,016	102,886	—	—	102,886
February 2025 Notes	49,551	47,992	—	—	47,992
June 2025 Notes	69,312	67,060	—	—	67,060
March 2026 A Notes	49,534	47,991	—	—	47,991
March 2026 B Notes	49,493	48,098	—	—	48,098
2027 Asset-Backed Notes	130,016	131,627	—	131,627	—
2028 Asset-Backed Notes	219,413	221,641	—	221,641	—
2022 Convertible Notes	228,567	235,175	—	235,175	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,231,298	$1,246,863	$—	$859,806	$387,057

	December 31, 2020
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$98,716	$102,815	$—	$—	$102,815
2022 Notes	149,039	152,490	—	152,490	—
April 2025 Notes	73,351	76,500	—	76,500	—
2033 Notes	38,610	42,880	—	42,880	—
July 2024 Notes	103,942	106,061	—	—	106,061
February 2025 Notes	49,522	49,664	—	—	49,664
June 2025 Notes	69,272	69,592	—	—	69,592
March 2026 A Notes	49,550	50,092	—	—	50,092
2027 Asset-Backed Notes	178,812	181,087	—	181,087	—
2028 Asset-Backed Notes	247,647	250,469	—	250,469	—
2022 Convertible Notes	228,177	236,164	—	236,164	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,286,638	$1,317,814	$—	$939,590	$378,224

4. Investments

Control and Affiliate Investments

As required by the 1940 Act, the Company classifies its investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “control”. Under the 1940 Act, the Company is generally deemed to “control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of the Company, as defined in the 1940 Act, which are not control investments. The Company is deemed to be an “affiliate” of a company in which it has invested if it owns 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. For purposes of determining the classification of its investments, the Company has included consideration of any voting securities or board appointment rights held by External Funds advised by the Adviser Subsidiary.

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2021 and 2020.

(in thousands)			For the Three Months Ended March 31, 2021
Portfolio Company	Type	Fair Value as of March 31, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/ (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$50,301	$629	$8	$(8,090)	$—
Hercules Adviser LLC	Control	$9,869	$—	$—	$9,869	$—
Tectura Corporation	Control	8,523	170	—	(77)	—
Total Control Investments		$68,693	$799	$8	$1,702	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,255	$—	$—	$2,040	$—
Pineapple Energy LLC	Affiliate	8,409	1	—	29	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	40	—
Total Affiliate Investments		$9,664	$1	$—	$2,109	$—
Total Control & Affiliate Investments		$78,357	$800	$8	$3,811	$—

(in thousands)			For the Three Months Ended March 31, 2020
Portfolio Company	Type	Fair Value as of March 31, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/ (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$43,244	$559	$5	$(6,930)	$—
Tectura Corporation	Control	8,531	87	—	(921)	—
Total Control Investments		$51,775	$646	$5	$(7,851)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$2,225	$5	$—	$(7,375)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	10,001	215	—	(2,614)	—
Total Affiliate Investments		$12,226	$220	$—	$(9,989)	$—
Total Control & Affiliate Investments		$64,001	$866	$5	$(17,840)	$—

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,161,148	87.7%	$2,079,465	88.4%
Unsecured Debt	23,914	1.0%	14,970	0.6%
Preferred Stock	51,687	2.1%	58,981	2.5%
Common Stock	184,484	7.5%	165,698	7.0%
Warrants	42,016	1.7%	34,622	1.5%
Investment Funds & Vehicles	1,106	0.0%	342	0.0%
Total	$2,464,355	100.0%	$2,354,078	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2021 and December 31, 2020 is shown as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,197,887	89.2%	$2,227,341	94.6%
United Kingdom	133,515	5.4%	29,533	1.3%
Netherlands	72,509	3.0%	37,812	1.6%
Australia	53,541	2.2%	53,086	2.3%
Ireland	5,350	0.2%	5,251	0.2%
Germany	939	0.0%	1,055	0.0%
Canada	614	0.0%	—	0.0%
Total	$2,464,355	100.0%	$2,354,078	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$754,209	30.6%	$757,163	32.2%
Software	698,579	28.4%	780,045	33.1%
Internet Consumer & Business Services	631,151	25.6%	514,538	21.9%
Sustainable and Renewable Technology	86,900	3.5%	55,244	2.4%
Healthcare Services, Other	76,414	3.1%	27,519	1.2%
Diversified Financial Services	60,170	2.4%	48,800	2.1%
Drug Delivery	44,610	1.8%	46,744	2.0%
Information Services	38,996	1.6%	54,510	2.3%
Medical Devices & Equipment	27,778	1.1%	26,464	1.1%
Media/Content/Info	22,054	0.9%	21,555	0.9%
Communications & Networking	12,051	0.5%	10,763	0.4%
Semiconductors	4,416	0.2%	892	0.0%
Consumer & Business Products	3,292	0.1%	1,895	0.1%
Surgical Devices	2,443	0.1%	4,581	0.2%
Electronics & Computer Hardware	1,242	0.1%	3,360	0.1%
Specialty Pharmaceuticals	50	0.0%	5	0.0%
Total	$2,464,355	100.0%	$2,354,078	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2021 or December 31, 2020.

Unconsolidated Subsidiaries

In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2021, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

For the three months ended March 31, 2020, in accordance with Rule 10-01(b)(1), there were two tests utilized to determine if its subsidiaries were considered significant subsidiaries: the income test and the investment test. The Company was required to provide summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%. After performing the income analysis for the three months ended March 31, 2020, the Company’s investment in Gibraltar Business Capital, LLC exceeded the 20% threshold under Rule 10-01(b)(1) of Regulation S-X. Accordingly, the following table shows summarized unaudited financial information for Gibraltar Business Capital, LLC:

Three months ended March 31, 2020
(in thousands)
Revenue	$3,706
Net operating income	363
Net profit	270

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Software”, “Drug Discovery & Development”, “Internet Consumer & Business Services”, “Sustainable and Renewable Technology”, and “Healthcare Services, Other” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrant or other equity interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company’s ten largest portfolio companies represented approximately 28.1% and 27.9% of the total fair value of the Company’s investments in portfolio companies, respectively. As of March 31, 2021 and December 31, 2020, the Company had four and three investments, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2021, the Company had five equity investments representing approximately 63.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2020, the Company had four equity investments which represented approximately 63.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of March 31, 2021, approximately 82.7% of the Company’s debt investments at fair value were in a senior secured first lien position, with 44.4% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.5% of the Company’s debt investments at fair value were senior secured by the equipment of the portfolio company and 8.8% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 16.2% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 1.1% were unsecured.

As of December 31, 2020, approximately 84.2% of the Company’s debt investments at fair value were in a senior secured first lien position, with 43.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.6% of the Company’s debt investments at fair value were senior secured by the equipment of the portfolio company, and 9.1% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 15.1% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 0.7% were unsecured.

5. Debt

Outstanding Debt

As of March 31, 2021 and December 31, 2020, the Company had the following available and outstanding debt:

	March 31, 2021			December 31, 2020
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$71,500	$71,500	$70,143	$99,000	$99,000	$98,716
2022 Notes	150,000	150,000	149,170	150,000	150,000	149,039
July 2024 Notes	105,000	105,000	104,016	105,000	105,000	103,942
February 2025 Notes	50,000	50,000	49,551	50,000	50,000	49,522
April 2025 Notes	75,000	75,000	73,446	75,000	75,000	73,351
June 2025 Notes	70,000	70,000	69,312	70,000	70,000	69,272
March 2026 A Notes	50,000	50,000	49,534	50,000	50,000	49,550
March 2026 B Notes	50,000	50,000	49,493	—	—	—
2033 Notes	40,000	40,000	38,637	40,000	40,000	38,610
2027 Asset-Backed Notes	131,545	131,545	130,016	180,988	180,988	178,812
2028 Asset-Backed Notes	221,434	221,434	219,413	250,000	250,000	247,647
2022 Convertible Notes	230,000	230,000	228,567	230,000	230,000	228,177
Wells Facility (3)	75,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	—	—	400,000	—	—
Total	$1,719,479	$1,244,479	$1,231,298	$1,774,988	$1,299,988	$1,286,638

(1)

Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.

(2)

As of March 31, 2021, the total available debt under the SBA Debentures was $71.5 million, of which $34.0 million was available in HT III and $37.5 million was available in HC IV. As of December 31, 2020, the total available debt under the SBA debentures was $99.0 million, all of which was available in HT III.

(3)	Availability subject to the Company meeting the borrowing base requirements.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
SBA Debentures	$1,357	$284
2022 Notes	570	660
July 2024 Notes	984	1,058
February 2025 Notes	449	478
April 2025 Notes	1,554	1,649
June 2025 Notes	688	728
March 2026 A Notes	466	450
March 2026 B Notes	507	—
2033 Notes	1,363	1,390
2027 Asset-Backed Notes	1,529	2,176
2028 Asset-Backed Notes	2,021	2,353
2022 Convertible Notes	817	1,040
Wells Facility (1)	154	198
Union Bank Facility (1)	2,195	2,485
Total	$14,654	$14,949

(1)

The Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other Assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three months ended March 31, 2021 and 2020, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest expense	$14,541	$14,323
Amortization of debt issuance cost (loan fees)	2,172	1,283
Accretion of original issue discount	209	209
Unused facility and other fees (loan fees)	628	511
Total interest expense and fees	$17,550	$16,326
Cash paid for interest expense	$17,359	$17,491

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

Long-Term SBA Debentures

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2021 and December 31, 2020:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2021	December 31, 2020
September 21, 2011	September 1, 2021	3.16%	$—	$25,000
March 21, 2012	March 1, 2022	3.28%	—	25,000
September 19, 2012	September 1, 2022	3.05%	9,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
March 26, 2021	September 1, 2031	0.77%	37,500	—
Total SBA Debentures			$71,500	$99,000

(1)	Interest rate includes annual charge.

HT III and HC IV are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. HT III and HC IV were in compliance with the terms of the SBIC’s leverage as of March 31, 2021 and December 31, 2020, as a result of having sufficient capital as defined under the SBA regulations.

HT III

On May 26, 2010, HT III received a license to operate as an SBIC under the SBIC program in which HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. The Company paid down $65.0 million on March 1, 2021, and $50.0 million of SBA debentures during the year ended December 31, 2020. As of March 31, 2021, HT III had a total of $34.0 million of SBA guaranteed debentures outstanding. As of December 31, 2020, HT III had a total of $99.0 million of SBA guaranteed debentures outstanding. As the Company is past its investment period for HT III, it will no longer make any future commitments to new portfolio companies. The Company will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HT III.

 As of March 31, 2021 and December 31, 2020, HT III had paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2021, the Company held investments in HT III in 27 companies with a fair value of approximately $77.7 million, accounting for approximately 3.2% of the Company’s total investment portfolio. As of December 31, 2020, the Company held investments in HT III in 29 companies with a fair value of approximately 137.4 million, accounting for approximately 5.8% of the Company’s total investment portfolio. HT III held approximately $119.2 million and $201.2 million in tangible assets which accounted for approximately 4.6% and 7.7% of the Company’s total assets as of March 31, 2021 and December 31, 2020, respectively.

HC IV

On October 27, 2020, HC IV was licensed to operate as an SBIC under the SBA. This additional license has a 10-year term. With the additional license, HC IV gained access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of March 31, 2021, HC IV has the capacity to issue a total of $67.5 million in SBA guaranteed debentures, subject to SBA approval, of which $37.5 million was outstanding as of March 31, 2021. As of December 31, 2020, HC IV had no outstanding SBA debentures.

As of March 31, 2021, HC IV has paid the SBA commitment fees and facility fees of approximately $0.4 million and $0.9 million, respectively. As of March 31, 2021, the Company held investments in HC IV in 4 companies with a fair value of approximately $64.0 million, accounting for approximately 2.6% of the Company’s total investment portfolio. HC IV held approximately $70.1 million in tangible assets which accounted for approximately 2.7% of the Company’s total assets as of March 31, 2021.  As of December 31, 2020, HC IV had no material assets other than $19.1 million of cash from the regulatory capital committed.

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% interest-bearing unsecured notes that mature on October 23, 2022 (the “2022 Notes”), unless repurchased in accordance with their terms. Interest on the 2022 Notes is due semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018. The 2022 Notes rank pari passu, or equally, in right of payment with all of the Company’s existing and future liabilities that are not so subordinated, or junior. The 2022 Notes effectively rank subordinated, or junior, to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2022 Notes rank structurally subordinated, or junior, to all existing and future indebtedness (including trade payables) incurred by subsidiaries, financing vehicles or similar facilities of the Company. The 2022 Notes are not guaranteed by any of the Company’s current or future subsidiaries. The Company may redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture after September 23, 2022.

July 2024 Notes

On July 16, 2019, the Company issued $105.0 million in aggregate principal amount of 4.77% interest-bearing unsecured notes due on July 16, 2024 (the “July 2024 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the July 2024 Notes is due semiannually. The July 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

February 2025 Notes

On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of 4.28% interest-bearing unsecured notes due February 5, 2025 (the “February 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the February 2025 Notes is due semiannually. The February 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

April 2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% interest-bearing unsecured notes due April 30, 2025 (the “April 2025 Notes”), unless repurchased in accordance with the terms of the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “April 2025 Notes Indenture”). Interest on the April 2025 Notes is payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The April 2025 Notes trade on the NYSE under the symbol “HCXZ”. The April 2025 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the April 2025 Notes at any time, or from time to time, at the redemption price set forth under the terms of the April 2025 Notes Indenture after April 30, 2021.

June 2025 Notes

On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of 4.31% interest-bearing unsecured notes due June 3, 2025 (the “June 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering pursuant to the 2025 Note Purchase Agreement. Interest on the June 2025 Notes is due semiannually. The June 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

March 2026 A Notes

On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of 4.5% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 A Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the March 2026 A Notes is due semiannually. The March 2026 A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

March 2026 B Notes

On March 4, 2021, the Company issued $50.0 million in aggregate principal amount of 4.55% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 B Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement pursuant note offering. The sale of the March 2026 B Notes generated net proceeds of approximately $49.5 million. Aggregate offering expenses in connection with the transaction, including fees and commissions, were approximately $0.5 million. Interest on the March 2026 B Notes is due semiannually. The March 2026 B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

2033 Notes

On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.25% interest-bearing unsecured notes due October 30, 2033 (the “2033 Notes”), unless repurchased in accordance with the terms of the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018 (the “2033 Notes Indenture”). Interest on the 2033 Notes is payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2033 Notes trade on the NYSE under the symbol “HCXY.” The 2033 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the 2033 Notes Indenture after October 30, 2023.

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $200.0 million in aggregate principal amount of 4.605% interest-bearing asset-backed notes due on November 22, 2027 (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of October 21, 2020, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $49.5 million and $19.0 million of the outstanding principal balance on the 2027 Asset-Backed Notes during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available.

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2021 and December 31, 2020, there was approximately $4.0 million and $19.1 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $250.0 million in aggregate principal amount of 4.703% interest-bearing asset-backed notes due on February 22, 2028 (the “2028 Asset-Backed Notes”). The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules

Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of January 21, 2021, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $28.6 million of the outstanding principal balance on the 2028 Asset-Backed Notes during the three months ended March 31, 2021. There were no payments on the outstanding principal balance for the year ended December 31, 2020. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available.

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2021 and December 31, 2020, there was approximately $7.8 million and $20.2 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

2022 Convertible Notes

On January 25, 2017, the Company issued $230.0 million in aggregate principal amount of 4.375% interest-bearing unsecured notes due on February 1, 2022 (the “2022 Convertible Notes”), unless previously converted or caused to repurchase the notes in accordance with their terms by the holders of the 2022 Convertible Notes. The Company may not redeem the 2022 Convertible Notes at its option prior to maturity. The $230.0 million issued aggregate principal of the 2022 Convertible Notes includes an additional $30.0 million aggregate principal amount issued pursuant to the initial purchaser’s exercise in full of its overallotment option. Interest on the 2022 Convertible Notes is due semiannually in arrears on February 1 and August 1 of each year. The 2022 Convertible Notes are unsecured obligations of the Company and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes under certain circumstances set forth in the terms of the 2022 Convertible Notes. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2021, the conversion rate was 60.9366 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.41 per share of common stock). In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

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

Credit Facilities

As of March 31, 2021 and December 31, 2020, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”). For the three months ended March 31, 2021 and year ended December 31, 2020, the weighted average interest rate was 2.46% and 3.15%, respectively, and the average debt outstanding under the Credit Facilities was $24.1 million and $55.4 million, respectively.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time.

On January 11, 2019, Hercules Funding II entered into the Seventh Amendment to the Wells Facility (the “Wells Facility Seventh Amendment”). Among other changes, the Wells Facility Seventh Amendment amends certain key provisions of the Wells Facility to reduce the current interest rate to LIBOR plus 3.00% with an interest rate floor of 3.00% and extends the maturity date to January 2023, unless terminated earlier in accordance with its terms. In addition, the Wells Fargo Capital Finance, LLC has committed $75.0 million in credit capacity with an accordion feature, in which the Company can increase the credit line up to an aggregate of $125.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Wells Facility has an advance rate of 55% against eligible debt investments, and it is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee of up to 0.375% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time.

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

Under the Union Bank Facility, the lenders have made commitments of $400.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by existing or additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Debt under the Union Bank Facility generally bear interest at a rate per annum equal to LIBOR plus 2.50%. The Union Bank Facility matures on February 22, 2024, unless sooner terminated in accordance with its terms. The Union Bank Facility is secured by all of the assets of Hercules Funding IV.  The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period as follows: (i) 0.50% if less than or equal to 50% utilization; (ii) 0.375% if more than 50% utilization but less than or equal to 80% utilization; and (iii) 0.20% if more than 80% is utilized.

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

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

During the three months ended March 31, 2021, the Company declared and paid distributions of $0.37 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of March 31, 2021, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2021 distributions to stockholders will be.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of its ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years, or the Excise Tax Avoidance Requirement. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

Taxable income for the three months ended March 31, 2021 was approximately $34.9 million or $0.31 per share. Taxable net realized gains for the same period were $8.8 million or approximately $0.08 per share. Taxable income for the three months ended March 31, 2020 was approximately $40.4 million or $0.37 per share. Taxable net realized gains for the same period were $9.0 million or approximately $0.08 per share.

For the three months ended March 31, 2021, the Company paid approximately $3.5 million of income tax, including excise tax, and had $1.0 million of accrued but unpaid tax expense as of March 31, 2021. For the three months ended March 31, 2020, the Company paid approximately $2.3 million of income tax, including excise tax, and had $765 accrued but unpaid tax expense as of March 31, 2020.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

7. Stockholders’ Equity

On May 6, 2019, the Company entered into an At-The-Market (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”) (the “2019 Equity Distribution Agreement”). The 2019 Equity Distribution Agreement provides that the Company may offer and sell up to 12.0 million shares of its common stock from time to time through JMP, as its sales agent.

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

There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the three months ended March 31, 2021.

During the three months ended March 31, 2020, the Company sold approximately 2.4 million shares of common stock under the 2019 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $35.1 million, including $0.4 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2021, approximately 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

The Company has issued stock options for common stock subject to future issuance, of which 220,005 and 438,809 were outstanding as of March 31, 2021 and December 31, 2020, respectively.

8. Equity Incentive Plans

The Company and its stockholders authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. In addition, the Company and its stockholders authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board. On June 21, 2017, the 2006 Plan expired in accordance with its terms and no additional awards may be granted under the 2006 Plan.

On May 13, 2018, the Board further amended and restated the 2004 Plan and renamed it the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). Under the 2004 Plan, prior to the amendment and restatement, the Company was authorized to issue 12.0 million shares of common stock. The 2018 Equity Incentive Plan, among other things, increased the number of shares available for issuance to eligible participants by an additional 6.7 million shares. Unless earlier terminated by the Board, the 2018 Equity Incentive Plan will terminate on May 12, 2028. On May 13, 2018, the Board adopted the Hercules Capital, Inc. 2018 Non-Employee Director Plan (the “Director Plan”). The Director Plan provides equity compensation in the form of restricted stock to the Company’s non-employee directors. Subject to certain adjustments, the maximum aggregate number of shares of stock that may be authorized for issuance as restricted stock awards granted under the Director Plan is 300,000 shares. Unless sooner terminated by the Board, the Director Plan will terminate on May 12, 2028. The 2018 Equity Incentive Plan and the Director Plan were each approved by stockholders on June 28, 2018. Except for the Retention PSUs (as described below), these employee awards generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

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

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2021 and 2020 was approximately $6,000 and $6,000, respectively. During the three months ended March 31, 2021 and 2020, approximately $7,000 and $9,000 of share-based cost due to stock option grants was expensed, respectively.

During the three months ended March 31, 2021 and 2020, the Company granted 729,387 shares and 677,887 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the three months ended March 31, 2021 and 2020 were approximately $10.8 million and $9.5 million, respectively. As of March 31, 2021, there were approximately $15.9 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.38 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31,	750,801	$13.89	178,509	$12.88
Granted	729,387	$14.77	677,887	$14.00
Vested	(237,381)	$14.05	(23,035)	$12.73
Forfeited	(33,390)	$14.65	(8,627)	$14.15
Unvested as of March 31,	1,209,417	$14.42	824,734	$13.79

During the three months ended March 31, 2021 and 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 2,275 shares and 25,382 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan during the three months ended March 31, 2021 and 2020. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the three months ended March 31, 2021 and 2020 were approximately $35,000 and $340,000, respectively. As of March 31, 2021, there were approximately $1.5 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 0.90 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31,	238,299	$13.06	603,837	$13.13
Granted	—	$—	—	$—
Distribution Equivalent Unit Granted	2,275	$—	25,382	$—
Vested (1)	(63,672)	$13.07	(182,595)	$13.36
Forfeited	(6,451)	$12.87	(6,873)	$12.97
Unvested as of March 31,	170,451	$13.07	439,751	$13.05

(1)

With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the three months ended March 31, 2021, the Company expensed approximately $2.1 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $1.6 million in compensation expense related to restricted stock awards and restricted stock units during the three months ended March 31, 2020.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of March 31, 2021, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During each of the three months ended March 31, 2021 and 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, however will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of March 31, 2021, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $1.9 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.08 years. As of March 31, 2021, there was approximately $4.2 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $3.6 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 2.09 years. As of March 31, 2020, there was approximately $1.7 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator
Net increase (decrease) in net assets resulting from operations	$64,163	$(28,723)
Less: Distributions declared-common and restricted shares	(42,795)	(44,223)
Undistributed earnings (loss)	21,368	(72,946)
Undistributed earnings (loss)-common shares	21,145	(72,946)
Add: Distributions declared-common shares	42,349	43,884
Numerator for basic and diluted change in net assets per common share	$63,494	$(29,062)

Denominator
Basic weighted average common shares outstanding	114,304	108,955
Common shares issuable	499	—
Weighted average common shares outstanding assuming dilution	114,803	108,955

Change in net assets per common share
Basic	$0.56	$(0.27)
Diluted	$0.55	$(0.27)

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three months ended March 31, 2021, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2020, as the Company had a net loss, the effect of the 2022 Convertible Notes, outstanding common stock options, restricted stock units and awards, and Retention PSUs under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted loss per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2021 and 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended March 31,
Anti-dilutive Securities	2021	2020
2022 Convertible Notes	816,703	3,601,709
Unvested common stock options	177	42,066
Unvested restricted stock units	—	139,660
Unvested restricted stock awards	1,449	35,208
Unvested Retention PSUs	—	197,274

At both March 31, 2021 and December 31, 2020, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data (1):
Net asset value at beginning of period	$11.26	$10.55
Net investment income	0.30	0.37
Net realized gain (loss) on investments	0.07	0.06
Net unrealized appreciation (depreciation) on investments	0.19	(0.70)
Total from investment operations	0.56	(0.27)
Net increase (decrease) in net assets from capital share transactions (1)	(0.11)	0.01
Distributions of net investment income (6)	(0.37)	(0.40)
Stock-based compensation expense included in investment income (2)	0.02	0.03
Net asset value at end of period	$11.36	$9.92

Ratios and supplemental data:
Per share market value at end of period	$16.03	$7.64
Total return (3)	13.64%	(44.48%)
Shares outstanding at end of period	115,768	110,601
Weighted average number of common shares outstanding	114,304	108,955
Net assets at end of period	$1,315,394	$1,097,080
Ratio of total expense to average net assets (4)	10.57%	11.38%
Ratio of net investment income before investment gains and losses to average net assets (4)	10.69%	13.98%
Portfolio turnover rate (5)	9.09%	8.65%
Weighted average debt outstanding	$1,287,712	$1,262,452
Weighted average debt per common share	$11.27	$11.59

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

(3)

The total return for the three months ended March 31, 2021 and 2020 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.

(4)	The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the three months ended March 31, 2021 and 2020 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

(6)	Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of March 31, 2021 and December 31, 2020, the Company had approximately $257.9 million and $179.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes $4.4 million of unfunded commitments to extend credit in the form of loans to the External Fund’s portion of the co-investments as described in Note -12 Related Party Transactions as of March 31, 2021. There were no unfunded commitments related to External Funds as of December 31, 2020.

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2021 and December 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2021	December 31, 2020
Debt Investments:
uniQure B.V.	$65,000	$—
SingleStore, Inc. (p.k.a. memsql, Inc.)	25,000	25,000
Albireo Pharma, Inc.	20,000	—
Udacity, Inc.	15,000	15,000
Pollen, Inc.	13,000	13,000
Bitsight Technologies, Inc.	12,500	—
Dashlane, Inc.	14,000	10,000
Codiak Biosciences, Inc.	10,000	20,000
Axsome Therapeutics, Inc.	10,000	10,000
AppDirect, Inc.	10,000	—
Rhino Labs, Inc.	8,000	—
Clarabridge, Inc.	7,500	7,500
Geron Corporation	6,500	6,500
Businessolver.com, Inc.	6,375	6,375
Carbon Health Technologies, Inc.	5,625	—
Varsity Tutors LLC	—	5,210
CloudBolt Software Inc.	5,000	5,000
Reltio, Inc.	5,000	5,000
Equality Health, LLC	3,500	—
3GTMS, LLC.	—	5,036
Optimizely Mergerco, Inc.	2,500	2,500
Logicworks	2,000	2,000
ThreatConnect, Inc.	1,800	1,800
Ikon Science Limited	1,050	1,050
Mobile Solutions Services	848	848
Velocity Clinical Research, Inc.	750	750
The CM Group LLC	750	750
Yipit, LLC	400	425
Pineapple Energy LLC	360	—
Gryphon Networks Corp.	268	—
ePayPolicy Holdings, LLC	250	250
Cytracom Holdings LLC	250	250
Bicycle Therapeutics PLC	—	15,000
G1 Therapeutics, Inc.	—	10,000
Nuvolo Technologies Corporation	—	5,000
Total Unfunded Debt Commitments:	253,226	174,244

Investment Funds & Vehicles:
Forbion Growth Opportunities Fund I C.V.	4,658	5,527
Total Unfunded Commitments in Investment Funds & Vehicles:	4,658	5,527

Total Unfunded Commitments	$257,884	$179,771

(1)

For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $4.4 million of unfunded commitments to extend credit in the form of loans to the External Fund’s portion of the co-investments as described in Note -12 Related Party Transactions as of March 31, 2021. There were no unfunded commitments related to External Funds as of December 31, 2020. For investment funds and vehicles, amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations and type:

(in thousands)	March 31, 2021	December 31, 2020
Unfunded Debt Commitments:
Expiring during:
2021	$209,625	$129,710
2022	18,860	15,000
2023	6,375	6,375
2024	14,867	14,892
2025	3,231	8,267
2026	268	—
Total Unfunded Debt Commitments	253,226	174,244

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	4,658	5,527
Total Unfunded Commitments in Investment Funds & Vehicles	4,658	5,527
Total Unfunded Commitments	$257,884	$179,771

The following tables provide the Company’s contractual obligations as of March 31, 2021 and December 31, 2020:

As of March 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,244,479	$230,000	$184,000	$400,000	$430,479
Lease and License Obligations (4)	10,086	3,109	4,772	1,427	778
Total	$1,254,565	$233,109	$188,772	$401,427	$431,257

As of December 31, 2020:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(5)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)	Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in a private equity fund.
(2)

Includes $71.5 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $131.5 million of the 2027 Asset-Backed Notes, $221.4 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of March 31, 2021. There was no outstanding debt under the Wells Facility and no outstanding debt under the Union Bank Credit Facility as of March 31, 2021.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 - Debt”.
(4)	Facility leases and licenses including short-term leases.
(5)

Includes $99.0 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $40.0 million of the 2033 Notes, $181.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of December 31, 2020. There was no outstanding debt under the Wells Facility and Union Bank Credit Facility as of December 31, 2020.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $0.8 million and  $0.8 million during the three months ended March 31, 2021 and 2020, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total operating lease cost	$738	$735
Cash paid for amounts included in the measurement of lease liabilities	$578	$550
ROU assets obtained in exchange for lease liabilities	$—	$—

	As of March 31, 2021	As of March 31, 2020
Weighted-average remaining lease term (in years)	3.94	4.76
Weighted-average discount rate	5.43%	5.45%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2021:

(in thousands)
Remainder of 2021	$2,325
2022	3,002
2023	2,342
2024	693
2025	734
Thereafter	778
Total lease payments	9,874
Less: imputed interest	(1,015)
Total operating lease liability	$8,859

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

12. Related Party Transactions

As disclosed in Note 2 - Summary of Significant Accounting Policies, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. Refer to Note 4 – Investments for information related to income, gains and losses recognized related to the Company’s investment.

In March 2021, the Adviser Subsidiary entered into an investment management agreement with a privately-offered External Fund (the “Initial Fund”), and it expects to receive management fees based on the assets under management of the Initial Fund and may receive incentive fees based on the performance of the Initial Fund. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2021 are net of expenses allocated to the Adviser Subsidiary of $0.9 million. As of March 31, 2021 and December 31, 2020, the receivable from Adviser Subsidiary was $1.0 million and none, respectively. During the three months ended March 31, 2020, the Company did not allocate any expenses to the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the External Funds managed by the Adviser Subsidiary or assign a portion of investments to the External Funds in accordance with the Company’s allocation policy. In connection with the establishment of the Initial Fund during the three months ended March 31, 2021, $48.4 million of investments were assigned to the Initial Fund managed by the Adviser Subsidiary. $48.0 million was received by the Company from the External Funds related to co-investment assignments. No investments were co-invested or assigned to the External Funds as of December 31, 2020.

13. Recent Accounting Pronouncements

Recently Issued or Adopted Accounting Pronouncements

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

The Company adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40).” This ASU aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively as of January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements and related disclosures.

SEC Disclosures Update and Simplification

In May 2020, the SEC revised its measure of “significant subsidiary” set forth in Rule 1-02(w)(2) for investment companies. The new definition includes an alternative income measure to determine a “significant subsidiary”. The final rule became effective on January 1, 2021, and voluntary compliance was permitted in advance of the effective date. The Company early adopted the rule effective June 30, 2020. Adoption of the rule did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2020, the SEC issued Final Rule Release No. 33-10890, which amended certain SEC disclosure requirements to primarily enhance and simplify Management’s Discussion and Analysis and supplementary financial information. The final rule is effective for all filings on or after February 10, 2021. Adoption of the rule did not have a material effect on the Company’s consolidated financial statements and related disclosures.

14. Subsequent Events

On April 21, 2021, the Board declared a cash distribution of $0.32 per share to be paid on May 19, 2021 to stockholders of record as of May 12, 2021. In addition to the cash distribution, on April 21, 2021, the Board declared a supplemental cash distribution of $0.28 per share for the fiscal 2021 year. The supplemental cash distribution will be paid equally over four quarters beginning with the first quarter distribution of $0.07 per share to be paid on May 19, 2021 to stockholders of record as of May 12, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our current and future management structure;
•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	our informal relationships with third parties including in the venture capital industry;
•	the expected market for venture capital investments and our addressable market;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to access debt markets and equity markets;
•	the current and future effects of the COVID-19 pandemic on us and our portfolio companies;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax status;
•	our ability to operate as a BDC, a SBIC and a RIC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any distributions;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•	our ability to recover unrealized depreciation on investments.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 23, 2021 and under “Forward-Looking Statements” of this Item 2.

Use of Non-GAAP Measures

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

COVID-19 Developments

We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.

On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021 the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the coronavirus pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, and San Diego, CA.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our warrant and equity investments. Our primary business objectives are to increase our net income, net investment income, and net asset value (“NAV”) by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through HT III and HC IV, which are our wholly owned SBICs. HT III holds approximately $119.2 million in tangible assets which accounted for approximately 4.6% of our total assets as of March 31, 2021. HC IV holds approximately $70.1 million in tangible assets which accounted for approximately 2.7% of our total assets as of March 31, 2021.

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

In May 2020, Hercules Adviser LLC (the "Adviser Subsidiary") was formed as our wholly owned Delaware limited liability subsidiary to provide investment advisory and related services to investment vehicles (“External Funds” or “External Fund”) owned by one or more unrelated third-party investors ("External Parties"). The Adviser Subsidiary will receive fee income for the services provided to External Funds. We have been granted no-action relief by the staff of the SEC to allow the Adviser Subsidiary to register as a registered investment adviser under the 1940 Act, as amended.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology related companies at various stages of their development. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies.

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries, or our affiliates may also agree to manage certain other funds that invest in debt, equity, or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board and required regulatory or third-party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.5 billion and $2.4 billion as of March 31, 2021 and December 31, 2020, respectively. The fair value of our debt investment portfolio as of March 31, 2021 was approximately $2.2 billion, compared to a fair value of approximately $2.1 billion at December 31, 2020. The fair value of the equity portfolio as of March 31, 2021 was approximately $236.2 million, compared to a fair value of approximately $224.7 million as of December 31, 2020. The fair value of the warrant portfolio as of March 31, 2021 was approximately $42.0 million, compared to a fair value of approximately $34.6 million as of December 31, 2020.

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

During the three months ended March 31, 2021, $63.0 million of debt investment commitments made and $48.3 million of debt, equity, and warrant fundings were assigned to the External Funds managed by the Adviser Subsidiary.

Our portfolio activity for the three months ended March 31, 2021 and March 31, 2020 was comprised of the following:

(in millions)	March 31, 2021	March 31, 2020
Gross Debt Commitments (1)
New portfolio company	$398.0	$82.0
Existing portfolio company	127.7	174.8
Sub-total	525.7	256.8
Less: Debt commitments assigned to External Funds	$(63.0)	$ —
Net Debt Commitments	$462.7	$256.8
Gross Funded and Restructured Debt Investments (2)
New portfolio company	$255.2	$76.7
Existing portfolio company	94.0	156.9
Sub-total	349.2	233.6
Less: Debt fundings assigned to External Funds	$(47.5)	$ —
Net Debt Fundings	$301.7	$233.6
Funded Equity Investments and Investment Funds and Vehicles
New portfolio company	$3.2	$—
Existing portfolio company	2.9	—
Sub-total	$6.1	$—
Less: Equity fundings assigned to External Funds	$(0.8)	—
Total	$5.3	$—
Unfunded Contractual Commitments (3)
Total	$257.9	$134.7
Non-Binding Term Sheets
New portfolio company	$101.1	$50.0
Existing portfolio company	126.3	28.8
Total	$227.4	$78.8

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Funded amounts include debt on revolving facilities.
(3)

Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. Additionally, amount includes uncalled capital commitments in a private equity fund. This excludes $4.4 million of unfunded commitments to extend credit in the form of loans to the External Fund’s portion of the co-investments.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2021, we received approximately $209.8 million in aggregate principal repayments. Of the approximately $209.8 million of aggregate principal repayments, approximately $18.3 million were scheduled principal payments and approximately $191.5 million were early principal repayments related to 11 portfolio companies. None of the early principal repayments were early repayments due to merger and acquisition transactions.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2021 and March 31, 2020 was as follows:

(in millions)	March 31, 2021	March 31, 2020
Beginning portfolio	$2,354.1	$2,314.5
New fundings and restructures	355.3	233.6
Fundings assigned to External Funds	(48.4)	—
Warrants not related to current period fundings	0.6	—
Principal payments received on investments	(18.3)	(17.0)
Early payoffs	(191.5)	(150.5)
Accretion of loan discounts and paid-in-kind principal	10.6	10.9
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(9.5)	0.1
New loan fees	(5.0)	(2.7)
Sale of investments	(12.5)	(17.0)
Gain (loss) on investments due to sales or write offs	7.2	6.9
Net change in unrealized appreciation (depreciation)	21.8	(76.3)
Ending portfolio	$2,464.4	$2,302.5

As of March 31, 2021, we held debt, warrants, or equity positions in one company that has filed confidentially under the Jumpstart Our Business Startups Act and three companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Number of portfolio companies with debt outstanding	95	97
Percentage of debt bearing a floating rate	96.8%	96.9%
Percentage of debt bearing a fixed rate	3.2%	3.1%
Weighted average core yield (1)	11.6%	11.6%
Weighted average effective yield (2)	13.2%	12.9%
Prime rate at the end of the period	3.3%	3.3%

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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income primarily comprising of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2021, our debt investments generally have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.8% to approximately 11.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $39.7 million of unamortized fees as of March 31, 2021, of which approximately $33.7 million was included as an offset to the cost basis of our current debt investments and approximately $6.0 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, we had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of our current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2021, we had approximately $35.4 million in exit fees receivable, of which approximately $32.2 million was included as a component of the cost basis of our current debt investments and approximately $3.2 million was a deferred receivable related to expired commitments. As of December 31, 2020, we had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.6 million and $2.0 million in PIK income during the three months ended March 31, 2021 and 2020, respectively.

The core yield on our debt investments, a non-GAAP measure, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments, was 11.6% and 11.8% during the three months ended March 31, 2021 and 2020, respectively. The core yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the year, excluding fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments. We believe this measure is useful for our investors as it provides the yield at which our debt investments are originated and eliminates one-off items that can fluctuate significantly from period to period, thereby allowing for a more meaningful comparison with our peer companies. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 13.2% and 13.6% for the three months ended March 31, 2021 and 2020, respectively. The effective yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. We believe this measure is useful for our investors as it provides the yield for our entire debt portfolio, which investors can compare with that of our peer companies. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield, a non-GAAP measure, on our investment portfolio was 11.9% and 12.3% during the three months ended March 31, 2021 and 2020, respectively. The total yield is derived by dividing total GAAP investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost. We believe this measure is useful for our investors as it provides the total yield for our investments comprising of debt, equity, and warrants at origination to allow a more meaningful comparison with our peer companies. The comparable total yield calculated on a GAAP basis on our investment portfolio was 11.7% and 12.7% for the three months ended March 31, 2021 and 2020, respectively. The comparable GAAP measure is calculated by dividing total GAAP investment income by our total investment portfolio assets at fair value outstanding at the beginning of the year.

The total return for our investors was approximately 13.6% and (44.5%) during the three months ended March 31, 2021 and 2020, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$754,209	30.6%	$757,163	32.2%
Software	698,579	28.4%	780,045	33.1%
Internet Consumer & Business Services	631,151	25.6%	514,538	21.9%
All other industries (1)	380,416	15.4%	302,332	12.8%
Total	$2,464,355	100.0%	$2,354,078	100.0%

(1) See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2021, the fair value as a percentage of total portfolio does not exceed 3.5% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the three months ended March 31, 2021 and the year ended December 31, 2020, our ten largest portfolio companies represented approximately 28.1% and 27.9% of the total fair value of our investments in portfolio companies, respectively. As of March 31, 2021 and December 31, 2020, we had four and three investments, respectively, that represented 5% or more of our net assets. As of March 31, 2021, we had five equity investments representing approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2020, we had four equity investments which represented approximately 63.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, approximately 96.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime rate and LIBOR, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt may also have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2021, we held warrants in 96 portfolio companies, with a fair value of approximately $42.0 million. The fair value of our warrant portfolio increased by approximately $7.4 million, as compared to a fair value of $34.6 million as of December 31, 2020 primarily related to the increase in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $62.9 million to exercise such warrants as of March 31, 2021. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. Accordingly, we may experience losses from our warrant portfolio.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2021 and December 31, 2020, respectively:

(in thousands)	March 31, 2021			December 31, 2020
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$497,492	22.8%	16	$410,955	19.6%
2	51	1,240,747	56.8%	46	1,027,931	49.1%
3	20	426,249	19.5%	28	621,323	29.7%
4	2	20,382	0.9%	3	25,313	1.2%
5	2	192	0.0%	4	8,913	0.4%
	95	$2,185,062	100.0%	97	$2,094,435	100.0%

As of March 31, 2021 and December 31, 2020, our debt investments had a weighted average investment grading of 2.01 and 2.16 on a cost basis, respectively. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 pandemic and related disruption to markets and businesses continues, we are continuing to maintain close communications with our portfolio companies in order to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,158	98.9%	$2,284	98.7%
Non-accrual	24	1.1%	31	1.3%
Total Investments	$2,182	100.0%	$2,315	100.0%

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Investment Income

Total investment income for the three months ended March 31, 2021 was approximately $68.8 million as compared to approximately $73.6 million for the three months ended March 31, 2020.

Interest Income

For the three months ended March 31, 2021 and 2020, the components of interest income were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Contractual interest income	$49,220	$51,224
Exit fee interest income	10,817	11,257
PIK interest income	2,561	2,047
Other interest income (1)	1,184	1,676
Total interest income	$63,782	$66,204
(1)	Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended March 31, 2021 totaled approximately $63.8 million as compared to approximately $66.2 million for the three months ended March 31, 2020. The decrease in interest income for the three months ended March 31, 2021 as compared to the same period ended March 31, 2020 is primarily attributable to lower weighted average effective yield and a decrease in the weighted average principal outstanding of loans.

Of the $63.8 million in interest income for the three months ended March 31, 2021, approximately $58.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $5.7 million represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Income from recurring interest and the acceleration of interest income due to early loan repayments represented approximately $60.8 million and $5.4 million, respectively, of the $66.2 million interest income for the three months ended March 31, 2020.

The following table shows the PIK-related activity for the three months ended March 31, 2021 and 2020, at cost:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning PIK interest receivable balance	$14,817	$14,498
PIK interest income during the period	2,561	2,047
Payments received from PIK loans	(1,394)	(1,059)
Ending PIK interest receivable balance	$15,984	$15,486

The increase in PIK interest income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is due to an increase in the weighted average principal outstanding for loans on accrual which bear PIK interest. Payments on PIK loans are normally received only in the event of payoffs. PIK receivable at both March 31, 2021 and December 31, 2020 represents approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2021 totaled approximately $5.0 million as compared to approximately $7.4 million for the three months ended March 31, 2020. The decrease in fee income for the three months ended March 31, 2021 is primarily due to a decrease in the facilities fees and one-time fees due to early repayments.

Of the $5.0 million in fee income from commitment, facility, and loan related fees for the three months ended March 31, 2021, approximately $1.9 million represents income from recurring fee amortization, approximately $0.6 million represents the acceleration of unamortized fees from expired commitments, and approximately $2.5 million represents income related to the acceleration of unamortized fees during the period. Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $2.9 million and $4.5 million, respectively, of the $7.4 million in income for the three months ended March 31, 2020.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2021 or 2020.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt, general and administrative expenses and employee compensation and benefits. Our net operating expenses totaled approximately $34.2 million and $33.0 million during the three months ended March 31, 2021 and 2020, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $17.6 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively. Interest and fee expense during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, increased due to the issuance of our February 2025 Notes in February 2020, the issuance of our June 2025 Notes in June 2020, the issuance of our March 2026 A Notes in November 2020 and the issuance of our March 2026 B Notes in March 2021. The was slightly offset by lower amounts outstanding related to our SBA Debentures, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.5% and 5.2% for the three months ended March 31, 2021 and 2020, respectively. The increase in the weighted average cost of debt for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily driven by one-time fee acceleration related to prepayments of our SBA Debentures, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $5.0 million from $6.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2021 is primarily attributable to a decrease in legal expenses.

Employee Compensation

Employee compensation and benefits totaled $9.8 million for the three months ended March 31, 2021 as compared to $8.2 million for the three months ended March 31, 2020. The increase between the three months ended March 31, 2021 and 2020 was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $2.7 million for the three months ended March 31, 2021 as compared to $2.4 million for the three months ended March 31, 2020. The increase in employee stock-based compensation for the three months ended March 31, 2021 was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (“Sharing Agreement”), through which the Adviser Subsidiary will utilize our human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2021 are net of expenses allocated to the Adviser Subsidiary of $0.9 million. As of March 31, 2021, the receivable from the Adviser Subsidiary was $1.0 million.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation and Depreciation on Investments

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

A summary of net realized gains and losses on investments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Realized gains	$9,504	$12,188
Realized losses	(1,734)	(5,221)
Net realized gains (losses)	$7,770	$6,967

During the three months ended March 31, 2021, we recognized net realized gains of $7.8 million on the portfolio. During the three months ended March 31, 2021, we recorded gross realized gains of $9.5 million primarily from the sale of DoorDash, Inc. and TransMedics Group, Inc. Our gains were partially offset by gross realized losses of $1.7 million primarily from the write-off of our investment in Sebacia, Inc. during the period.

During the three months ended March 31, 2020, we recognized net realized gains of $7.0 million on the portfolio. During the three months ended March 31, 2020, we recorded gross realized gains of $12.2 million primarily from the sale of public equity holdings. These gains were offset by gross realized losses of $5.2 million primarily from the liquidation or write-off of our equity and warrant positions during the period.

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Board. The following table summarizes the change in net change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Gross unrealized appreciation on portfolio investments	$57,255	$14,320
Gross unrealized depreciation on portfolio investments	(28,451)	(86,523)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(6,971)	(4,067)
Total net unrealized appreciation (depreciation) on investments	$21,833	$(76,270)

During the three months ended March 31, 2021, we recorded $21.8 million of net unrealized appreciation, all of which was net unrealized appreciation from our debt, equity, warrant, and investment funds and vehicles investments. We recorded $8.1 million of net unrealized appreciation on our debt investments which was primarily related to $7.1 million of net unrealized appreciation on the debt portfolio and $1.0 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off of our debt investments and pay-off of our portfolio companies during the period.

We recorded $6.0 million of net unrealized appreciation on our equity investments, $7.8 million of net unrealized appreciation on our warrant investments, and $(0.1) million of net unrealized depreciation on our investment funds and vehicles investments during the three months ended March 31, 2021. The total net unrealized appreciation of $13.7 million was primarily attributable to $21.7 million of unrealized appreciation on the equity, warrant portfolio, and investment fund portfolio and $8.0 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended March 31, 2020, we recorded $76.3 million of net unrealized depreciation, all of which was net unrealized depreciation from our debt, equity, and warrant investments. We recorded $25.8 million of net unrealized depreciation on our debt investments which was primarily related to $26.5 million of net unrealized depreciation on the debt portfolio partially offset by $0.7 million of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off of our portfolio companies.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2021, we had a net increase in net assets resulting from operations of approximately $64.2 million and for the three months ended March 31, 2020, we had a net decrease in net assets resulting from operations of approximately $28.7 million.

The basic and fully diluted net change in net assets per common share were $0.56 and $0.55 per share for the three months ended March 31, 2021, respectively. Both the basic and fully diluted net change in net assets per common share were $(0.27) per share for the three months ended March 31, 2020.

For the purpose of calculating diluted earnings per share for the three months ended March 31, 2021, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method was considered. The effect of the 2022 Convertible Notes was excluded from these calculations for the three months ended March 31, 2021 as our share price was less than the conversion price in effect which results in anti-dilution. For the three months ended March 31, 2020, as we had a net loss, the effect of all adjustments was anti-dilutive and accordingly, is excluded from the calculation of diluted loss per share.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to External Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary.  For the three months ended March 31, 2021 and 2020, no dividends were declared by the Adviser Subsidiary.

During the first quarter of 2021, the Adviser Subsidiary entered into an investment management agreement (the “IMA”) with the initial External Fund (the “Initial Fund”). Pursuant to the IMA, the Adviser Subsidiary provides investment advisory and management services to the Initial Fund in exchange for an asset-based fee and certain incentive fees. The Initial Fund is a privately offered investment fund exempt from registration under the 1940 Act that invests in debt and equity investments in venture- or institutionally backed technology related and life sciences companies.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

During the three months ended March 31, 2021, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) debt offerings along with borrowings on our credit facilities.

During the three months ended March 31, 2021, our operating activities used $50.4 million of cash and cash equivalents, compared to $24.7 million used during the three months ended March 31, 2020. This $25.7 million increase in cash used in operating activities was primarily driven by an increase of $73.4 million in purchases of investments (net of assignments to External Funds), which was partially offset by a $42.2 million increase in principal and fee payments received on investments.

During the three months ended March 31, 2021, our investing activities used approximately $12 thousand of cash, compared to $29 thousand used during the three months ended March 31, 2020. The $17 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.

During the three months ended March 31, 2021, our financing activities used $100.4 million of cash, compared to $33.9 million used in financing activities during the three months ended March 31, 2020. The $66.5 million increase in cash flows used in financing activities was primarily due to repayments of $65.0 million SBA Debentures during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

As of March 31, 2021, our net assets totaled $1.3 billion, with a NAV per share of $11.36. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As described above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 pandemic and related disruption to markets and businesses continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Available liquidity and capital resources as of March 31, 2021

As of March 31, 2021, we had $550.0 million in available liquidity, including $75.0 million in cash and cash equivalents. We had available borrowing capacity of $75.0 million under the Wells Facility and $400.0 million under the Union Bank Facility, both subject to existing terms, borrowing base, advance rates and regulatory requirements. The Wells Facility has an accordion provision through which the available borrowing capacity could be increased up to $125.0 million.

The 1940 Act as amended, permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2021, our asset coverage ratio under our regulatory requirements as a BDC was 212.1% excluding our SBA debentures.  Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 205.6% as of March 31, 2021.

As of March 31, 2021, we had $71.5 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of April 2025 Notes, $70.0 million of June 2025 Notes, $50.0 million of March 2026 A Notes, $50.0 million of March 2026 B Notes, $40.0 million of 2033 Notes, $131.5 million of 2027 Asset-Backed Notes, $221.4 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with no amounts outstanding on the Union Facility and Wells Facility.

On March 4, 2021, we issued $50.0 million in aggregate principal amount of March 2026 B Notes pursuant to the First Supplement to the 2025 Note Purchase Agreement. The sale of the March 2026 B Notes generated net proceeds of approximately $49.5 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $0.5 million.

Additionally, we have gained access to $175.0 million of capital through the SBA debenture program. This is in addition to our regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of March 31, 2021, we have contributed $33.7 million of regulatory capital to HC IV, and on March 26, 2021, we drew down $37.5 million of SBA debentures available to us through HC IV.

We are past our investment period for HT III, and as such we will no longer make any future commitments to new portfolio companies. We will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HT III. On March 1, 2021, we paid down $65.0 million of HT III SBA Debentures.

As of March 31, 2021, we had approximately $11.8 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. During the three months ended March 31, 2021, $49.5 million and $28.6 million was paid down on the 2027 Asset-Backed Notes and 2028 Asset-Based Notes, respectively.

Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for a further discussion of our debt.

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

There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold 2.4 million shares of common stock under the 2019 Equity Distribution Agreement. As of March 31, 2021, approximately 16.2 million shares remain available for issuance and sale under the Equity 2020 Distribution Agreement.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future and unachieved milestones. See “Note 11 – Commitments and Contingencies” included as part of the notes to our consolidated financial statements.

As of March 31, 2021, we had approximately $257.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes $4.4 million of unfunded commitments to extend credit in the form of loans to the External Fund’s portion of the co-investments. We intend to use cash flow from normal and early principal repayments, and proceeds from debt to fund these commitments.

We also had approximately $227.4 million of non-binding term sheets outstanding to three new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2021 and December 31, 2020:

As of March 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,244,479	$230,000	$184,000	$400,000	$430,479
Lease and License Obligations (4)	10,086	3,109	4,772	1,427	778
Total	$1,254,565	$233,109	$188,772	$401,427	$431,257

As of December 31, 2020:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(5)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)	Excludes commitments to extend credit to our portfolio companies and uncalled capital commitments.
(2)

Includes $71.5 million principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $131.5 million of the 2027 Asset-Backed Notes, $221.4 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes. There was no outstanding debt under the Union Bank Credit Facility and no outstanding debt under the Wells Facility as of March 31, 2021.

(3)	Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 - Debt” to our consolidated financial statements.
(4)	Facility leases and licenses including short-term leases.
(5)

Includes $99.0 million in principal outstanding under the SBA debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $40.0 million of the 2033 Notes, $181.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of December 31, 2020. There was no outstanding debt under the Wells Facility and Union Bank Credit Facility as of December 31, 2020.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $0.8 million during the three months ended March 31, 2021 and approximately $0.8 million during the three months ended March 31, 2020.

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

Distributions

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90% - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, our Board may choose to pay additional supplemental distributions, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. As a result, any determination of the tax attributes of our distributions made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full taxable year. Of the distributions declared during the year ended December 31, 2020, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2021 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.

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

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our debt. Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.

We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

Critical Accounting Policies and Estimates

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

At March 31, 2021, approximately 95.4% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We intend to continue to engage one or more independent valuation firm(s) to provide management with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board. The Board is ultimately, and solely, responsible for determining the fair value of our investments in good faith. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for an additional discussion of our valuation policies for the three months ended March 31, 2021 and 2020.

Income Recognition

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our income recognition policy for the three months ended March 31, 2021 and 2020.

Income Taxes

Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 6 – Income Taxes” included in the notes to our consolidated financial statements appearing elsewhere in this report, and also “Distributions” for a discussion of our income tax policy.

Subsequent Events

On April 21, 2021, the Board declared a cash distribution of $0.32 per share to be paid on May 19, 2021 to stockholders of record as of May 12, 2021. In addition to the cash distribution, on April 21, 2021, the Board declared a supplemental cash distribution of $0.28 per share for the fiscal 2021 year. The supplemental cash distribution will be paid equally over four quarters beginning with the first quarter distribution of $0.07 per share to be paid on May 19, 2021 to stockholders of record as of May 12, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2021, approximately 96.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our debt under the Credit Facilities bear interest at a floating rate and the debt under our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(8)	$(28)	$20	$0.00
(50)	$(8)	$(25)	$17	$0.00
(25)	$(8)	$(18)	$10	$0.00
25	$2,941	$18	$2,923	$0.03
50	$5,883	$35	$5,848	$0.05
75	$8,824	$53	$8,771	$0.08
100	$11,884	$70	$11,814	$0.10
200	$25,719	$140	$25,579	$0.22

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2021, we did not engage in interest rate or foreign currency hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including debt under our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2 - “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 (the “Annual Report”).

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds or accounts, including External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the interests of us or our stockholders. Our relationship with External Parties may require us to commit resources to achieving the External Parties’ investment objectives, while such resources were previously solely devoted to achieving our investment objective. This includes opportunities to gain larger exposure to investments where we will now be obligated to allocate investments in accordance with its allocation policy which could result in lower fundings and investment income for the Company.  Our investment objective and investment strategies may be very similar to those of External Parties, and it is likely that an investment appropriate for us or External Parties would be appropriate for the other entity. Because the Adviser Subsidiary may receive performance-based fee compensation from External Parties, this may provide an incentive to allocate opportunities to External Parties instead of us. Accordingly, we and the Adviser Subsidiary will establish policies and procedures governing the allocation investment opportunities between us and External Parties. We may be limited in or unable to participate in certain investments based upon such allocation policy. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, we may face conflicts in allocating investment opportunities between us and External Parties managed by the Adviser Subsidiary.

Our investments in External Funds managed by our Adviser Subsidiary may create conflicts of interests.

In connection with the Initial Fund’s initial closing in March 2021, we committed to make contributions as a limited partner and will be entitled to distributions on such interest. Our officers and employees may dedicate more time or resources to the Initial Fund or allocate more favorable investment opportunities to the External Funds instead of us. External Funds will, at times, acquire, hold, or sell investments that are suitable for us. Investments allocated to External Funds may reduce the amount of investments available to us. Our officers and employees may make investment decisions or recommendations for External Funds that differ from the investment decisions that are made for us. The Adviser Subsidiary could determine to sell a loan for one or more External Funds while all or a portion of such loan is retained by us, or vice-versa. The Adviser Subsidiary makes its decisions as to whether External Funds should invest pursuant to its duties under the applicable governing documents for External Funds. Conflicts of interest can arise if the Adviser Subsidiary seeks to acquire or sell portions of one or more loans for one or more External Funds while we also seek to acquire or sell portions of such loans. We and the Adviser Subsidiary have implemented an investment allocation policy to ensure that investment opportunities are allocated among us and the External Funds, including the Initial Fund, fairly and equitably over time, however, there can be no assurance that the application of our allocation policy will result in our participation in every investment opportunity that may be suitable for both us and the External Funds.

In addition, we may make investments in External Funds in the form of loans. For example, prior to the receipt by the Initial Fund of capital contributions from its investors for which a capital call notice has or will be given, we expect to provide loan financing to the Initial Fund to fund such amounts on a temporary basis in order to permit the Initial Fund to invest in a target portfolio company within the applicable time constraints prior to the receipt the Initial Fund of a capital call in respect of such investment. In addition, we may provide loan financing to External Funds to cover start-up and initial operating costs prior to the receipt by the External Fund of a capital call in respect of such expenses. The provision of debt financing to External Funds may cause conflicts of interest, including in situations where our interest as a lender to External Funds conflicts with the interest of holders of third-party equity interests.

Our revenues and results of operations relating to our Adviser Subsidiary’s business depend on the management fees and performance fees received from External Funds.

We will derive our revenues related to the Adviser Subsidiary primarily from dividend income, which the Adviser Subsidiary will pay from net profits generated from advisory fees charged to the External Funds. The External Funds may be established with different fee structures, including management fees payable at varying rates and performance fess that are payable at varying hurdle rates. Investment advisory and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Subsidiary’s performance and track record. A reduction in revenues of our Adviser Subsidiary, without a commensurate reduction in expenses, would adversely affect our Adviser Subsidiary’s business and our revenues and results of operations derived from the Adviser Subsidiary.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2021 that represent greater than 5% of our net assets:

	March 31, 2021
(in thousands)	Fair Value	Percentage of Net Assets
WorldRemit Group Limited	$94,859	7.2%
BridgeBio Pharma LLC	94,014	7.1%
EverFi, Inc.	85,615	6.5%
uniQure B.V.	71,404	5.4%
•	WorldRemit Group Limited is a global online money transfer business.
•	BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•

EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.

•	uniQure B.V. is a leader in the field of gene therapy and had developed the first and currently only gene therapy product to receive regulatory approval in the European Union.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2021, we issued 66,997 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.0 million.

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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2021 (unaudited)

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2020 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of March 31, 2021 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$629	$—	$14,970	$9,591	$—	$(647)	$23,914
	Preferred Stock	—	—	31,554	—	—	(6,942)	24,612
	Common Stock	—	—	2,276	—	—	(501)	1,775
Hercules Adviser LLC (6)	Member Units	—	—	—	—	—	9,869	9,869
Total Majority Owned Control Investments		$629	$—	$48,800	$9,591	$—	$1,779	$60,170
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,600	$—	$—	$(77)	$8,523
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,600	$—	$—	$(77)	$8,523
Total Control Investments		$799	$—	$57,400	$9,591	$—	$1,702	$68,693

Affiliate Investments
Black Crow (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$255	$1,255
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	1	—	7,500	40	—	—	7,540
	Common Stock	—	—	840	—	—	29	869
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	—	—	—	(40)	40	—
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$1	$—	$8,340	$3,248	$(4,033)	$2,109	$9,664
Total Control and Affiliate Investments		$800	$—	$65,740	$12,839	$(4,033)	$3,811	$78,357

(1)	Stock and warrants are generally non-income producing and restricted.
(2)	Represents the total amount of interest or dividends credited to income for the period an investment was an affiliate or control investment.
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

(5)	As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest.
(6)	Hercules Adviser LLC is a wholly-owned subsidiary providing investment management and other services to External Parties.
(7)

As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.

(8)

As of March 23, 2021, the Company's investment in Black Crow AI, Inc. became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.

(9)

As of December 11, 2020, the Company’s investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.

(10)	As of September 30, 2017, the Company's investment in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) became classified as an affiliate investment due to a reduction in equity ownership.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2021 (unaudited)

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,628	$14,112
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,802	9,802
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	24,612
	Diversified Financial Services	Common Stock			830,000	1,884	1,775
Total Gibraltar Business Capital, LLC						$52,436	$50,301
Hercules Adviser LLC		Member Units				—	9,869
Total Majority Owned Control Investments (4.57%)*						$52,436	$60,170
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	May 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	May 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	May 2021	PIK Interest 5.00%	$13,023	13,023	273
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,523
Total Other Control Investments (0.65%)*						$22,413	$8,523
Total Control Investments (5.22%)*						$74,849	$68,693

Affiliate Investments
Black Crow	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,255
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$40	40	40
	Sustainable and Renewable Technology	Common Stock			17,647	4,767	869
Total Pineapple Energy LLC						$12,307	$8,409
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	April 2021	PIK Interest 10.00%	$641	641	—
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			1	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$62,143	$—
Total Affiliate Investments (0.74%)*						$75,450	$9,664
Total Control and Affiliate Investments (5.96%)*						$150,299	$78,357

*	Value as a percent of net assets
(1)	Stock and warrants are generally non-income producing and restricted.
(2)	All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: April 29, 2021	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: April 29, 2021	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer