Form 10-Q
period 2021-06-30
Hercules Capital, Inc.
filed 2021-07-29
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On July 22, 2021, there were 115,840,092 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,307,766 and $2,175,651, respectively)	$2,444,849	$2,288,338
Control investments (cost of $77,901 and $65,257, respectively)	66,491	57,400
Affiliate investments (cost of $13,307 and $74,450, respectively)	9,750	8,340
Total investments, at fair value (cost of $2,398,974 and $2,315,358, respectively)	2,521,090	2,354,078
Cash and cash equivalents	18,447	198,282
Restricted cash	5,766	39,340
Interest receivable	19,063	19,077
Right of use asset	8,039	9,278
Other assets	6,167	3,942
Total assets	$2,578,572	$2,623,997

Liabilities
Debt (net of debt issuance costs - Note 5)	$1,177,515	$1,286,638
Accounts payable and accrued liabilities	36,886	36,343
Operating lease liability	7,813	9,312
Total liabilities	$1,222,214	$1,332,293

Net assets consist of:
Common stock, par value	116	115
Capital in excess of par value	1,163,910	1,158,198
Total distributable earnings	192,332	133,391
Total net assets	$1,356,358	$1,291,704
Total liabilities and net assets	$2,578,572	$2,623,997

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	115,867	114,726
Net asset value per share	$11.71	$11.26

See notes to consolidated financial statements

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see “Note 5 – Debt”), which are variable interest entities, or VIEs. The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

	June 30, 2021	December 31, 2020
(Dollars in thousands)	(unaudited)
Assets
Restricted Cash	$5,766	$39,340
2027 Asset-Backed Notes, investments in securities, at value (cost of $219,537 and $267,657, respectively)	222,212	269,551
2028 Asset-Backed Notes, investments in securities, at value (cost of $321,429 and $355,236, respectively)	325,135	356,097
Total assets	$553,113	$664,988

Liabilities
2027 Asset-Backed Notes, net (principal of $117,896 and $180,988, respectively) (1)	$116,571	$178,812
2028 Asset-Backed Notes, net (principal of $196,485 and $250,000, respectively) (1)	194,749	247,647
Total liabilities	$311,320	$426,459

(1)
The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 5 – Debt”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Interest income
Non-control/Non-affiliate investments	$60,276	$62,667	$123,258	$128,005
Control investments	1,029	731	1,828	1,377
Affiliate investments	1	157	2	377
Total interest income	61,306	63,555	125,088	129,759
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	5,263	3,511	8,666	7,707
Control investments	15	5	23	10
Total commitment, facility and loan fee income	5,278	3,516	8,689	7,717
One-time fee income
Non-control/Non-affiliate investments	2,975	897	4,541	4,111
Total one-time fee income	2,975	897	4,541	4,111
Total fee income	8,253	4,413	13,230	11,828
Total investment income	69,559	67,968	138,318	141,587
Operating expenses:
Interest	14,490	15,076	29,240	29,608
Loan fees	2,220	1,650	5,020	3,444
General and administrative
Legal expenses	526	991	954	1,890
Tax expenses	1,746	899	3,184	2,034
Other expenses	3,542	3,973	6,710	7,998
Total general and administrative	5,814	5,863	10,848	11,922
Employee compensation
Compensation and benefits	8,349	7,180	18,153	15,394
Stock-based compensation	2,926	2,515	5,670	4,955
Total employee compensation	11,275	9,695	23,823	20,349
Total gross operating expenses	33,799	32,284	68,931	65,323
Expenses allocated to the Adviser Subsidiary	(1,204)	—	(2,137)	—
Total net operating expenses	32,595	32,284	66,794	65,323
Net investment income	36,964	35,684	71,524	76,264
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments
Non-control/Non-affiliate investments	47,861	141	55,631	7,108
Affiliate investments	(62,143)	—	(62,143)	—
Total net realized gain (loss) on investments	(14,282)	141	(6,512)	7,108
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	3,075	23,613	21,097	(34,816)
Control investments	(5,255)	2,642	(3,553)	(5,209)
Affiliate investments	62,229	(315)	64,338	(10,305)
Total net change in unrealized appreciation (depreciation) on investments	60,049	25,940	81,882	(50,330)
Total net realized gain (loss) and change in unrealized appreciation (depreciation) on investments:	45,767	26,081	75,370	(43,222)
Net increase (decrease) in net assets resulting from operations	$82,731	$61,765	$146,894	$33,042

Net investment income before investment gains and losses per common share:
Basic	$0.32	$0.32	$0.62	$0.69
Change in net assets resulting from operations per common share:
Basic	$0.71	$0.55	$1.27	$0.29
Diluted	$0.65	$0.55	$1.21	$0.29
Weighted average shares outstanding
Basic	114,654	111,558	114,480	110,256
Diluted	129,572	111,729	122,188	110,504
Distributions paid per common share:
Basic	$0.39	$0.32	$0.76	$0.72

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2021	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2021	115,768	$116	$1,160,519	$154,759	$1,315,394
Net increase (decrease) in net assets resulting from operations	—	—	—	82,731	82,731
Public offering, net of offering expenses	—	—	(3)	—	(3)
Issuance of common stock due to stock option exercises	41	—	888	—	888
Retired shares from net issuance	(12)	—	(486)	—	(486)
Issuance of common stock under restricted stock plan	36	—	—	—	—
Retired shares for restricted stock vesting	(33)	—	(725)	—	(725)
Distributions reinvested in common stock	67	—	1,070	—	1,070
Distributions	—	—	—	(45,158)	(45,158)
Stock-based compensation (1)	—	—	2,647	—	2,647
Balance as of June 30, 2021	115,867	$116	$1,163,910	$192,332	$1,356,358

For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase (decrease) in net assets resulting from operations	—	—	—	146,894	146,894
Public offering, net of offering expenses	—	—	(198)	—	(198)
Issuance of common stock due to stock option exercises	263	—	3,633	—	3,633
Retired shares from net issuance	(62)	—	(1,089)	—	(1,089)
Issuance of common stock under restricted stock plan	960	1	(1)	—	—
Retired shares for restricted stock vesting	(154)	—	(3,906)	—	(3,906)
Distributions reinvested in common stock	134	—	2,110	—	2,110
Distributions	—	—	—	(87,953)	(87,953)
Stock-based compensation (1)	—	—	5,163	—	5,163
Balance as of June 30, 2021	115,867	$116	$1,163,910	$192,332	$1,356,358

(1)
Stock-based compensation includes $25 and $50 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2021.

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2020	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2020	110,601	$111	$1,182,080	$(85,111)	$1,097,080
Net increase (decrease) in net assets resulting from operations	—	—	—	61,765	61,765
Public offering, net of offering expenses	3,525	4	38,696	—	38,700
Issuance of common stock under restricted stock plan	52	—	—	—	—
Retired shares for restricted stock vesting	(10)	—	(282)	—	(282)
Distributions reinvested in common stock	62	—	643	—	643
Distributions	—	—	—	(36,002)	(36,002)
Stock-based compensation (1)	—	—	2,126	—	2,126
Balance as of June 30, 2020	114,230	$115	$1,223,263	$(59,348)	$1,164,030

For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	33,042	33,042
Public offering, net of offering expenses	5,966	6	73,656	—	73,662
Issuance of common stock due to stock option exercises	29	—	362	—	362
Retired shares from net issuance	(24)	—	(376)	—	(376)
Issuance of common stock under restricted stock plan	801	1	(1)	—	—
Retired shares for restricted stock vesting	(27)	—	(1,162)	—	(1,162)
Distributions reinvested in common stock	121	—	1,470	—	1,470
Distributions	—	—	—	(80,225)	(80,225)
Stock-based compensation (1)	—	—	4,208	—	4,208
Balance as of June 30, 2020	114,230	$115	$1,223,263	$(59,348)	$1,164,030

(1)
Stock-based compensation includes $23 and $44 of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2020.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$146,894	$33,042
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(629,146)	(365,890)
Fundings assigned to External Funds	75,286	—
Principal and fee payments received on investments	394,801	269,234
Proceeds from the sale of investments	70,596	19,802
Net unrealized (appreciation) depreciation on investments	(81,882)	50,330
Net realized loss (gain) on investments	6,512	(7,108)
Accretion of paid-in-kind principal	(4,990)	(4,230)
Accretion of loan discounts	(1,789)	(2,345)
Accretion of loan discount on convertible notes	336	336
Accretion of loan exit fees	(11,372)	(12,692)
Change in deferred loan origination revenue	14,846	3,664
Unearned fees related to unfunded commitments	(2,503)	(688)
Amortization of debt fees and issuance costs	3,840	2,489
Depreciation	187	222
Stock-based compensation and amortization of restricted stock grants (1)	5,163	4,208
Change in operating assets and liabilities:
Interest receivable	14	749
Other assets	1,978	(1,387)
Accounts payable	—	(16)
Accrued liabilities	(956)	(2,488)
Net cash used in operating activities	(12,185)	(12,768)

Cash flows used in investing activities:
Purchases of capital equipment	(12)	(67)
Net cash used in investing activities	(12)	(67)

Cash flows used in financing activities:
Issuance of common stock	—	73,856
Offering expenses	(198)	(194)
Retirement of employee shares	(1,362)	(1,178)
Distributions paid	(85,843)	(78,755)
Issuance of debt	590,495	445,288
Repayments of debt	(700,658)	(467,957)
Debt issuance costs	(553)	(1,419)
Fees paid for credit facilities and debentures	(3,093)	(2,319)
Net cash used in financing activities	(201,212)	(32,678)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(213,409)	(45,513)
Cash, cash equivalents, and restricted cash at beginning of period	237,622	114,996
Cash, cash equivalents, and restricted cash at end of period	$24,213	$69,483

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	28,711	28,761
Income tax, including excise tax, paid	3,624	2,486
Distributions reinvested	$2,110	$1,470

(1)
Stock-based compensation includes $50 and $44 of restricted stock and option expense related to director compensation for the six months ended June 30, 2021 and 2020, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$18,447	$35,884
Restricted cash	5,766	33,599
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$24,213	$69,483

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,837	$7,000
Rocket Lab Global Services, LLC (16)	Communications & Networking	Senior Secured	June 2024	Interest rate PRIME + 4.90% or Floor rate of 8.15%, 3.25% Exit Fee	$88,000	87,182	87,182
Subtotal: 1-5 Years Maturity						94,019	94,182
Subtotal: Communications & Networking (6.94%)*						94,019	94,182
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc. (17)(19)	Consumer & Business Products	Senior Secured	April 2025	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$9,800	9,572	9,572
Subtotal: 1-5 Years Maturity						9,572	9,572
Subtotal: Consumer & Business Products (0.71%)*						9,572	9,572
Diversified Financial Services
1-5 Years Maturity
Hercules Adviser LLC (7)	Diversified Financial Services	Unsecured	May 2023	Interest rate FIXED 5.00%	$3,000	3,000	3,000
Subtotal: 1-5 Years Maturity						3,000	3,000
Greater than 5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 14.50%	$15,000	14,639	13,936
	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 11.50%	$10,000	9,808	9,385
Total Gibraltar Business Capital, LLC					$25,000	24,447	23,321
Subtotal: Greater than 5 Years Maturity						24,447	23,321
Subtotal: Diversified Financial Services (1.94%)*						27,447	26,321
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)	Drug Delivery	Senior Secured	July 2022	Interest rate PRIME + 4.50% or Floor rate of 8.50%, 4.14% Exit Fee	$25,000	26,442	26,576
Subtotal: 1-5 Years Maturity						26,442	26,576
Subtotal: Drug Delivery (1.96%)*						26,442	26,576
Drug Discovery & Development
Under 1 Year Maturity
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 9.40% Exit Fee	$50,000	53,968	53,968
Petros Pharmaceuticals, Inc. (p.k.a. Metuchen Pharmaceuticals LLC)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$3,425	3,422	3,422
Stealth Bio Therapeutics Corp. (10)(11)	Drug Discovery & Development	Senior Secured	January 2022	Interest rate PRIME + 5.50% or Floor rate of 9.50%, 8.30% Exit Fee	$5,456	5,686	5,686
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$22,800	23,571	23,571
Subtotal: Under 1 Year Maturity						86,647	86,647
1-5 Years Maturity
Albireo Pharma, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,116	10,346
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,521	15,738
Applied Genetic Technologies Corporation (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$20,000	20,073	20,088
Aveo Pharmaceuticals, Inc. (11)(15)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$35,000	35,323	35,682
Axsome Therapeutics, Inc. (10)(13)(17)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 4.85% Exit Fee	$50,000	49,417	51,562
Bicycle Therapeutics PLC (5)(10)(11)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,091	24,059
BridgeBio Pharma LLC (12)(13)(16)(17)	Drug Discovery & Development	Senior Secured	May 2025	Interest rate PRIME + 4.40% or Floor rate of 7.65%, 5.54% Exit Fee	$100,000	102,776	104,292
Century Therapeutics (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	9,982	10,398
Chemocentryx, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,919	21,140
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,099	5,364
Total Chemocentryx, Inc.					$25,000	26,018	26,504

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Codiak Biosciences, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$25,000	$25,304	$25,361
G1 Therapeutics, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	June 2025	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 6.95% Exit Fee	$26,000	26,216	26,425
Geron Corporation (10)(13)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$22,750	22,772	22,804
Hibercell, Inc. (15)	Drug Discovery & Development	Senior Secured	May 2025	Interest rate PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	16,897	16,897
Humanigen, Inc. (9)(10)	Drug Discovery & Development	Senior Secured	March 2025	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,019	20,019
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	23,203	23,251
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$5,000	5,391	5,368
Scynexis, Inc.	Drug Discovery & Development	Senior Secured	March 2025	Interest rate PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$16,000	15,706	15,706
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,474	26,293
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,428	20,860
uniQure B.V. (5)(10)(11)(16)(17)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,871	36,140
	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 4.85% Exit Fee	$35,000	35,170	35,171
Total uniQure B.V.					$70,000	71,041	71,311
Unity Biotechnology, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	25,204	25,974
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,416	11,485
X4 Pharmaceuticals, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,602	34,025
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.92% Exit Fee	$15,000	15,298	15,415
Subtotal: 1-5 Years Maturity						651,288	659,863
Subtotal: Drug Discovery & Development (55.04%)*						737,935	746,510
Healthcare Services, Other
1-5 Years Maturity
Carbon Health Technologies, Inc. (13)(17)(19)	Healthcare Services, Other	Senior Secured	March 2025	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 3.95% Exit Fee	$11,250	11,201	11,201
Equality Health, LLC (14)(17)	Healthcare Services, Other	Senior Secured	February 2026	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,166	34,825	34,825
The CM Group LLC (11)(17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 9.35% or Floor rate of 10.35%	$9,286	9,174	9,284
	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 3-month LIBOR + 9.35% or Floor rate of 10.35%	$1,000	1,000	1,000
Total The CM Group LLC					$10,286	10,174	10,284
Subtotal: 1-5 Years Maturity						56,200	56,310
Subtotal: Healthcare Services, Other (4.15%)*						56,200	56,310
Information Services
Under 1 Year Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	25,172	25,172
Subtotal: Under 1 Year Maturity						25,172	25,172
1-5 Years Maturity
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$11,970	11,781	11,970
Subtotal: 1-5 Years Maturity						11,781	11,970
Subtotal: Information Services (2.74%)*						36,953	37,142
Internet Consumer & Business Services
Under 1 Year Maturity
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$85,063	84,561	84,561
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$2,170	2,195	93
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.75% or Floor rate of 7.00%, PIK Interest 2.95%, 3.50% Exit Fee	$21,235	21,737	21,737

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	$43,950	$43,325
	Internet Consumer & Business Services	Senior Secured	October 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,295	5,206
Total Snagajob.com, Inc.					$48,178	49,245	48,531
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	May 2021	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	May 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	May 2021	PIK Interest 5.00%	$13,023	13,023	124
Total Tectura Corporation					$31,953	21,513	8,374
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$15,000	15,713	16,153
Subtotal: Under 1 Year Maturity						194,964	179,449
1-5 Years Maturity
AppDirect, Inc. (11)(17)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	31,050	31,768
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,190	8,008	8,019
Houzz, Inc. (9)(13)(14)(16)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$52,056	52,960	55,306
Landing Holdings Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	March 2023	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 2.55%	$10,061	9,884	9,884
Rhino Labs, Inc. (14)(15)(17)	Internet Consumer & Business Services	Senior Secured	March 2024	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$8,043	7,847	7,847
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,454	59,629	59,201
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,307	12,472	12,268
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,423	25,521	26,025
Varsity Tutors LLC (13)(14)(17)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,374	39,792	41,331
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$11,544	11,517	12,006
Worldremit Group Limited (5)(10)(16)(19)	Internet Consumer & Business Services	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$96,750	95,005	95,005
Subtotal: 1-5 Years Maturity						353,685	358,660
Greater than 5 Years Maturity
Houzz, Inc. (9)(13)(14)(16)	Internet Consumer & Business Services	Convertible Debt	May 2028	PIK Interest 5.50%	$20,000	20,000	20,000
Subtotal: Greater than 5 Years Maturity						20,000	20,000
Subtotal: Internet Consumer & Business Services (41.15%)*						568,649	558,109
Manufacturing Technology
1-5 Years Maturity
Velo3d, Inc. (17)(19)	Manufacturing Technology	Senior Secured	October 2023	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 8.80% Exit Fee	$5,357	5,321	5,321
Subtotal: 1-5 Years Maturity						5,321	5,321
Subtotal: Manufacturing Technology (0.39%)*						5,321	5,321
Medical Devices & Equipment
Under 1 Year Maturity
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,800	7,800
Subtotal: Under 1 Year Maturity						7,800	7,800
Subtotal: Medical Devices & Equipment (0.58%)*						7,800	7,800
Software
Under 1 Year Maturity
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,147	3,260	1,252
Subtotal: Under 1 Year Maturity						3,260	1,252
1-5 Years Maturity
3GTMS, LLC. (11)(18)	Software	Senior Secured	February 2025	Interest rate 3-Month LIBOR + 9.28% or Floor rate of 10.28%	$11,667	11,453	11,500
Abrigo (18)	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$37,143	36,775	37,143
	Software	Senior Secured	May 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,260	2,231	2,260
Total Abrigo					$39,403	39,006	39,403

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Bitsight Technologies, Inc. (13)(17)(19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	$12,333	$12,619
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$41,300	40,876	41,300
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,402	33,000
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$56,461	56,057	57,026
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,885	10,000
CloudBolt Software Inc. (11)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$10,000	9,833	9,945
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	July 2025	Interest rate PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 7.10% Exit Fee	$20,603	21,421	21,421
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	60,795	61,853
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%	$12,025	11,765	12,025
Esentire, Inc. (5)(10)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 9.96% or Floor rate of 10.96%	$21,000	20,644	20,644
ExtraHop Networks, Inc. (13)(19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,893	15,917
FreedomPay, Inc. (13)(17)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	10,060	10,219
Gryphon Networks Corp. (17)	Software	Senior Secured	January 2026	Interest rate 3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,093	5,093
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,775	7,000
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,706	7,859	7,975
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.14% or Floor rate of 11.14%	$8,650	8,431	8,382
Khoros (p.k.a Lithium Technologies) (11)(17)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$55,000	54,390	55,000
Logicworks (13)(17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,830	9,922
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,245	20,024	20,676
Mobile Solutions Services (11)(17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$18,650	18,101	18,282
Nuvolo Technologies Corporation (13)(19)	Software	Senior Secured	July 2025	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 1.75% Exit Fee	$15,000	14,919	14,918
Pollen, Inc. (14)(17)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,439	7,445	7,593
Pymetrics, Inc (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,581	9,621	9,560
Reltio, Inc. (13)(14)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,160	10,127	10,402
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,133	5,168	5,195
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2026	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$11,200	10,857	10,857
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,487	35,229	36,504
Subtotal: 1-5 Years Maturity						575,292	584,231
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,839	19,810
Subtotal: Greater than 5 Years Maturity						19,839	19,810
Subtotal: Software (44.63%)*						598,391	605,293
Sustainable and Renewable Technology
Under 1 Year Maturity
Pineapple Energy LLC (6)(8)(9)(17)	Sustainable and Renewable Technology	Convertible Debt	January 2022	Interest rate FIXED 10.00%	$40	40	40
Subtotal: Under 1 Year Maturity						40	40
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$27,211	31,194	31,328

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Pineapple Energy LLC (6)(8)(9)(17)	Sustainable and Renewable Technology	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	$7,500	$7,500
Pivot Bio, Inc. (14)(15)	Sustainable and Renewable Technology	Senior Secured	April 2024	Interest rate PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$31,583	31,372	31,372
Subtotal: 1-5 Years Maturity						70,066	70,200
Subtotal: Sustainable and Renewable Technology (5.18%)*						70,106	70,240
Total: Debt Investments (165.40%)*						$2,238,835	$2,243,376

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Common Stock	3,328	$—	$10
	Communications & Networking	Equity	Preferred Series A	1,135,000	1,230	4,891
Total Peerless Network Holdings, Inc.				1,138,328	1,230	4,901
Subtotal: Communications & Networking (0.36%)*					1,230	4,901
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Equity	Common Stock	42,989	128	429
Subtotal: Consumer & Business Products (0.03%)*					128	429
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,404
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	19,469
Total Gibraltar Business Capital, LLC				11,432,752	28,006	20,873
Hercules Adviser LLC (7)	Diversified Financial Services	Equity	Member Units		35	10,923
Subtotal: Diversified Financial Services (2.34%)*					28,041	31,796
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	244
Aytu BioScience, Inc. (p.k.a. Neos Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	13,600	1,500	68
BioQ Pharma Incorporated	Drug Delivery	Equity	Preferred Series D	165,000	500	175
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	1,946
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	31
Subtotal: Drug Delivery (0.18%)*					4,645	2,464
Drug Discovery & Development
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	25,000	1,000	880
Applied Molecular Transport (4)(10)	Drug Discovery & Development	Equity	Common Stock	1,000	42	46
Aveo Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	190,179	1,715	1,253
Bicycle Therapeutics PLC (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	98,100	1,871	2,978
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	231,329	2,255	14,101
Cerecor, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	389
Chemocentryx, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	231
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	299
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	26
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	197
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,933	2,000	65
Hibercell, Inc. (15)	Drug Discovery & Development	Equity	Preferred Series B	3,466,840	4,250	4,481
Humanigen, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	43,243	800	752
Kaleido Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	86,585	1,000	644
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	522
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	42
Savara, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	11,119	203	19
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.) (4)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	44
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	68,816	863	297
uniQure B.V. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	17,175	332	529
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Equity	Preferred Series B	510,308	3,000	5,461
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	198,277	1,641	1,289
Subtotal: Drug Discovery & Development (2.55%)*					31,402	34,545
Healthcare Services, Other
23andMe, Inc. (4)	Healthcare Services, Other	Equity	Common Stock	828,360	5,094	9,684
Carbon Health Technologies, Inc.	Healthcare Services, Other	Equity	Preferred Series C	217,880	1,687	1,964
Subtotal: Healthcare Services, Other (0.86%)*					6,781	11,648
Information Services
Zeta Global Corp. (4)(20)	Information Services	Equity	Common Stock	295,861	—	1,926
Subtotal: Information Services (0.14%)*					—	1,926
Internet Consumer & Business Services
Black Crow AI, Inc. (6)	Internet Consumer & Business Services	Equity	Preferred Series Seed	872,797	1,000	1,309
Black Crow AI, Inc. affiliates(21)	Internet Consumer & Business Services	Equity	Preferred Note	3	3,000	3,000
Brigade Group, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Contentful Global, Inc. (p.k.a. Contentful, Inc.) (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	41,000	138	582
	Internet Consumer & Business Services	Equity	Preferred Series D	108,500	500	1,585
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	2,167

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
DoorDash, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	200,000	$2,305	$35,666
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	100,738	5,263	6,093
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	9,997
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,863
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	708
Total OfferUp, Inc.				394,790	2,295	2,571
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	578	968
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	1,163	15	—
Savage X Holding, LLC	Internet Consumer & Business Services	Equity	Class A Units	42,137	13	106
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Internet Consumer & Business Services	Equity	Common Stock	42,989	89	303
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Internet Consumer & Business Services	Equity	Common Stock	32,991	317	1,653
Subtotal: Internet Consumer & Business Services (4.71%)*					21,360	63,833
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	903
	Medical Devices & Equipment	Equity	Preferred Series A-1	243,432	502	1,016
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	778
Total Gelesis, Inc.				662,071	1,002	2,697
Medrobotics Corporation	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—

ViewRay, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	241
Subtotal: Medical Devices & Equipment (0.22%)*					3,740	2,938
Software
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	90
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	58
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	1,680
	Software	Equity	Preferred Series 3	93,620	300	392
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,072
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Lightbend, Inc.	Software	Equity	Preferred Series D	384,616	265	98
Palantir Technologies (4)	Software	Equity	Common Stock	1,668,337	10,198	43,978
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Equity	Preferred Series E	580,983	2,000	1,911
Sprinklr, Inc. (4)(20)	Software	Equity	Common Stock	700,000	3,749	10,948
Subtotal: Software (4.36%)*					22,154	59,155
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	250	18
	Surgical Devices	Equity	Preferred Series C	656,538	282	55
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	175
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	271
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	209
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	303
Total Gynesonics, Inc.				9,595,178	1,941	1,031
Subtotal: Surgical Devices (0.08%)*					1,941	1,031
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	2,032
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	—
NantEnergy LLC (p.k.a. NantEnergy, Inc.)	Sustainable and Renewable Technology	Equity	Common Units	59,665	102	—
Pineapple Energy LLC (6)	Sustainable and Renewable Technology	Equity	Class A Units	17,647	4,767	901

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Proterra, Inc. (4)	Sustainable and Renewable Technology	Equity	Common Stock	455,890	$543	$7,801
Pivot Bio, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series D	59,307	4,500	4,500
Subtotal: Sustainable and Renewable Technology (1.12%)*					12,412	15,234
Total: Equity Investments (16.95%)*					$133,834	$229,900
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Penumbra Brands, LLC (p.k.a. Gadget Guard)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Grove Collaborative, Inc.	Consumer & Business Products	Warrant	Common Stock	83,625	433	395
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Warrant	Preferred Series B	206,185	1,101	2,115
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	940
Subtotal: Consumer & Business Products (0.25%)*					2,145	3,450
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	46
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	2
Subtotal: Drug Delivery (0.00%)*					465	48
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	43
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	—
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,311	61	85
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	394
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics (4)	Drug Discovery & Development	Warrant	Common Units	16,112	37	202
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	11
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	460
Evofem Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	7
Motif Bio PLC (4)(10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	753
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	469,388	643	1,110
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	1
Scynexis, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	60,591	188	193
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	3,843
Tricida, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	31,352	281	—
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	257	492
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	672	78
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	51
Subtotal: Drug Discovery & Development (0.57%)*					5,822	7,723
Electronics & Computer Hardware
908 Devices, Inc. (4)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	101	1,090
Subtotal: Electronics & Computer Hardware (0.08%)*					101	1,090
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	529
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	4,119
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.)	Information Services	Warrant	Common Stock	2,812,500	283	885
Subtotal: Information Services (0.41%)*					1,336	5,533
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	213
First Insight, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	81
Houzz, Inc. (16)	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	236
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	526
Landing Holdings Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	11,806	116	108

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	$39	$83
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	149
Rhino Labs, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	13,106	470	305
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	37
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	843	654
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	30
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	55
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	55
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	25
Total Snagajob.com, Inc.				3,611,537	860	135
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	280
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	915
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	1,098
Worldremit Group Limited (5)(10)(16)	Internet Consumer & Business Services	Warrant	Preferred Series D	77,215	129	137
Xometry, Inc. (4)(20)	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	3,611
Subtotal: Internet Consumer & Business Services (0.63%)*					4,969	8,598
Media/Content/Info
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Intuity Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	455
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,979
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	14
Subtotal: Medical Devices & Equipment (0.18%)*					2,483	2,448
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	1,185
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	3,190
Total Achronix Semiconductor Corporation				1,110,000	259	4,375
Subtotal: Semiconductors (0.32%)*					259	4,375
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	284	598
CloudBolt Software, Inc.	Software	Warrant	Common Stock	211,342	117	147
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	84
Couchbase, Inc.	Software	Warrant	Common Stock	105,350	462	749
Dashlane, Inc.	Software	Warrant	Common Stock	560,536	405	377
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,593	3,351
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	87
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	57
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	191	1,253
Fuze, Inc.	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc.	Software	Warrant	Preferred Series C-1	854,787	130	74
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	554
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	88	440
OneLogin, Inc.	Software	Warrant	Common Stock	381,620	305	826
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	171
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	51
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	268
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	$103	$633
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	546
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	510
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	341
Subtotal: Software (0.82%)*					5,448	11,117
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	45
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	45
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	151,123	67	14
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,440	139	1,107
Subtotal: Surgical Devices (0.08%)*					206	1,121
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	922
Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	184
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	61
Total Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)				456,883	218	245
Polyera Corporation	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	337	—
Subtotal: Sustainable and Renewable Technology (0.09%)*					950	1,167
Total: Warrant Investments (3.44%)*					$25,082	$46,715
Total: Investments in Securities (185.79%)*					$2,397,751	$2,519,991

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			1,223	1,099
Total: Investments in Investment Funds & Vehicles (0.08%)*					$1,223	$1,099
Total: Investments (185.87%)*					$2,398,974	$2,521,090

* Value as a percent of net assets

(1)
Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)
Interest rate PRIME represents 3.25% as of June 30, 2021. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 0.10%, 0.15%, and 0.16%, respectively, as of June 30, 2021.
(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $190.4 million, $66.5 million and $123.9 million, respectively. The tax cost of investments is $2.5 billion.
(4)
Except for warrants in 26 publicly traded companies and common stock in 33 publicly traded companies, all investments are restricted as of June 30, 2021 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
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
(8)
Debt is on non-accrual status as of June 30, 2021, and is therefore considered non-income producing. Note that as of June 30, 2021, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(15)
Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of June 30, 2021.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of June 30, 2021. Refer to “Note 11 - Commitments and Contingencies”.
(18)
Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(19)
Denotes second lien senior secured debt.
(20)
Denotes all or a portion of the public equity or warrant investment was acquired in a transaction exempt from registration under the Securities Act of 1933 (“Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $16,485, or 1.22% of the Company’s net assets.
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock in portfolio company Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of June 30, 2021, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.

See notes to consolidated financial statements

`

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	$20,221	$20,582
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,423	30,820
Tricida, Inc. (11)(13)(15)(16)	Drug Discovery & Development	Senior Secured	April 2023	Interest rate PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	78,266	79,452
uniQure B.V. (5)(10)(11)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,660	36,849
Unity Biotechnology, Inc. (10)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	24,938	24,938
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,279	11,394
X4 Pharmaceuticals, Inc. (11)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,082	33,097
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	15,129	15,350
Subtotal: 1-5 Years Maturity						679,248	687,175
Subtotal: Drug Discovery & Development (61.26%)*						710,770	718,686
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (8)(10)(14)	Electronics & Computer Hardware	Senior Secured	February 2021	Interest rate PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$1,631	2,145	2,145
Subtotal: Under 1 Year Maturity						2,145	2,145
Subtotal: Electronics & Computer Hardware (0.18%)*						2,145	2,145
Healthcare Services, Other
1-5 Years Maturity
The CM Group LLC (17)	Healthcare Services, Other	Senior Secured	June 2024	Interest rate 1-month LIBOR + 9.35% or Floor rate of 10.35%	$10,358	10,229	10,086
Velocity Clinical Research, Inc. (13)(17)(18)	Healthcare Services, Other	Senior Secured	November 2024	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,823	9,511	9,887
Subtotal: 1-5 Years Maturity						19,740	19,973
Subtotal: Healthcare Services, Other (1.70%)*						19,740	19,973
Information Services
Under 1 Year Maturity
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Information Services	Senior Secured	December 2021	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 5.30% Exit Fee	$15,825	16,216	16,216
Subtotal: Under 1 Year Maturity						16,216	16,216
1-5 Years Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,902	24,957
Yipit, LLC (11)(17)(18)	Information Services	Senior Secured	May 2024	Interest rate 1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,782	12,000
Subtotal: 1-5 Years Maturity						36,684	36,957
Subtotal: Information Services (4.53%)*						52,900	53,173
Internet Consumer & Business Services
Under 1 Year Maturity
Black Crow AI, Inc. (8)(9)	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$3,000	2,993	1,565
	Internet Consumer & Business Services	Convertible Debt	October 2021	PIK Interest 1.00%	$1,000	1,000	643
Total Black Crow AI, Inc.					$4,000	3,993	2,208
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Internet Consumer & Business Services	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$4,125	4,150	1,413
Snagajob.com, Inc. (13)	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,917	43,754
	Internet Consumer & Business Services	Senior Secured	June 2021	Interest rate PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,281	5,255
Total Snagajob.com, Inc.					$48,178	49,198	49,009
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	350
Total Tectura Corporation					$31,953	21,513	8,600
Subtotal: Under 1 Year Maturity						78,854	61,230
1-5 Years Maturity
AppDirect, Inc. (11)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	30,712	30,712
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,799	8,080

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$84,081	$83,900	$84,987
Houzz, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	November 2022	Interest rate PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,403	51,854	52,151
Nextroll, Inc. (14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,921	21,240	21,526
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,301	59,292	57,561
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,196	12,291	12,021
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,231	25,096	25,348
Varsity Tutors LLC (13)(14)(17)	Internet Consumer & Business Services	Senior Secured	August 2023	Interest rate PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,264	39,438	40,272
Wheels Up Partners LLC (11)	Internet Consumer & Business Services	Senior Secured	July 2022	Interest rate 3-month LIBOR + 8.55% or Floor rate of 9.55%	$13,436	13,387	13,337
Xometry, Inc. (13)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.18% Exit Fee	$11,000	11,431	11,556
	Internet Consumer & Business Services	Senior Subordinate	May 2022	Interest rate PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$4,000	4,157	4,219
Total Xometry, Inc.					$15,000	15,588	15,775
Subtotal: 1-5 Years Maturity						360,597	361,770
Subtotal: Internet Consumer & Business Services (36.06%)*						439,451	423,000
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Media/Content/Info	Senior Secured	June 2023	Interest rate PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.45% Exit Fee	$21,045	21,279	21,555
Subtotal: 1-5 Years Maturity						21,279	21,555
Subtotal: Media/Content/Info (1.84%)*						21,279	21,555
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Medical Devices & Equipment	Senior Secured	June 2021	Interest rate PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,365	12,365
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,752	7,752
Sebacia, Inc. (8)	Medical Devices & Equipment	Senior Secured	January 2021	Interest rate PRIME + 4.35% or Floor rate of 8.85%	$1,000	1,000	—
Subtotal: Under 1 Year Maturity						21,117	20,117
Subtotal: Medical Devices & Equipment (1.71%)*						21,117	20,117
Software
Under 1 Year Maturity
ZocDoc (11)(19)	Software	Senior Secured	August 2021	Interest rate PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,509	30,509
Subtotal: Under 1 Year Maturity						30,509	30,509
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 3-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,762	9,754
Abrigo (18)	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,457	37,993	38,264
	Software	Senior Secured	March 2023	Interest rate 3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,312	2,273	2,296
Total Abrigo					$40,769	40,266	40,560
Bitsight Technologies, Inc. (19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,289	12,289
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$33,650	33,248	33,640
	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,532	7,579
Total Businessolver.com, Inc.					$41,300	40,780	41,219
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,348	33,304
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,823	55,359	56,940
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,867	10,030

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
CloudBolt Software Inc. (17)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	$4,867	$4,867
Cloudian, Inc. (11)	Software	Senior Secured	November 2022	Interest rate PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,883	15,883
Couchbase, Inc. (11)(15)(19)	Software	Senior Secured	June 2024	Interest rate PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	25,167	25,761
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	April 2022	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,294	10,808	10,838
	Software	Senior Secured	March 2023	Interest rate PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,195	10,312	10,343
Total Dashlane, Inc.					$20,489	21,120	21,181
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,932	61,159
Envisage Technologies, LLC (13)(18)	Software	Senior Secured	March 2025	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,525	9,750
ExtraHop Networks, Inc. (19)	Software	Senior Secured	September 2023	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,745	14,745
FreedomPay, Inc. (13)(19)	Software	Senior Secured	June 2023	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,972	10,126
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,744	6,724
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,639	7,725	7,828
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.15% or Floor rate of 11.15%	$8,695	8,477	8,509
Khoros (p.k.a Lithium Technologies) (11)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,585	56,207
Logicworks (17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,801	9,801
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,062	19,703	19,703
Mobile Solutions Services (17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,323	5,400
	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$13,150	12,731	12,672
Total Mobile Solutions Services					$18,650	18,054	18,072
Nuvolo Technologies Corporation (13)(17)(19)	Software	Senior Secured	April 2023	Interest rate PRIME + 7.25% or Floor rate of 11.50%	$15,000	14,867	14,993
Optimizely Mergerco, Inc. (17)(18)	Software	Senior Secured	October 2025	Interest rate 6-month LIBOR + 10.00% or Floor rate of 11.00%	$50,000	48,561	48,559
Pollen, Inc. (14)(15)(17)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,420	7,366	7,366
Pymetrics, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,497	9,409	9,409
Regent Education (14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,220	3,315	3,316
Reltio, Inc. (13)(14)(17)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,073	9,928	10,136
SingleStore, Inc. (p.k.a. memsql, Inc.) (11)(14)(17)	Software	Senior Secured	May 2023	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,021	5,012	5,137
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2023	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,081	4,995	4,970
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,391	4,441
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,130	34,700	34,700
Vela Trading Technologies (11)(14)(18)	Software	Senior Secured	July 2022	Interest rate 3-month LIBOR + 12.00% or Floor rate of 11.50%, PIK Interest 2.50%	$18,131	17,826	14,505
ZeroFox, Inc. (13)	Software	Senior Secured	January 2023	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	20,118	20,118
Subtotal: 1-5 Years Maturity						668,459	672,062

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	$19,828	$20,000
Subtotal: Greater than 5 Years Maturity						19,828	20,000
Subtotal: Software (61.60%)*						718,796	722,571
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Sustainable and Renewable Technology	Senior Secured	January 2021	PIK Interest 10.00%	$681	681	—
Subtotal: Under 1 Year Maturity						681	—
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$38,868	42,285	42,548
Pineapple Energy LLC (6)(8)(9)	Sustainable and Renewable Technology	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Subtotal: 1-5 Years Maturity						49,785	50,048
Subtotal: Sustainable and Renewable Technology (4.27%)*						50,466	50,048
Total: Debt Investments (178.54%)*						$2,099,425	$2,094,435

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Proterra, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series 5	99,280	$500	$329
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.29%)*					69,269	3,710
Total: Equity Investments (17.39%)*					$189,854	$224,679
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Gadget Guard (15)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	1,152
Subtotal: Consumer & Business Products (0.09%)*					611	1,152
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	579
Neos Therapeutics, Inc. (4)(15)	Drug Delivery	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.04%)*					750	579
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	184
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	5
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,310	61	97
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	682
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	119	—
Century Therapeutics	Drug Discovery & Development	Warrant	Common Units	40,540	37	43
Concert Pharmaceuticals, Inc. (4)(10)(15)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	183
CytRx Corporation (15)	Drug Discovery & Development	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	101	460
Evofem Biosciences, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	3
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	20
Motif BioSciences Inc. (10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	460	1,031
Ology Bioservices, Inc. (15)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	960
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	—
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	563	5,307
Tricida, Inc. (4)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	31,353	280	8
Urovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	99,777	383	744
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	257	296
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	87
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	98
Subtotal: Drug Discovery & Development (0.79%)*					7,015	10,208
Electronics & Computer Hardware
908 Devices, Inc. (4)(15)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	101	1,215
Subtotal: Electronics & Computer Hardware (0.09%)*					101	1,215
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	498
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	273
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Information Services	Warrant	Common Stock	2,812,500	283	566
Subtotal: Information Services (0.10%)*					1,336	1,337
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	126
First Insight, Inc. (15)	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	91
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	150
Intent (p.k.a. Intent Media, Inc.)	Internet Consumer & Business Services	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	549
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	2,791

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	$39	$32
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	104
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	32
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	842	1,548
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	78
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	53
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	58
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	27
Total Snagajob.com, Inc.				3,611,537	860	138
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	16
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	736
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	262
Xometry, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	527
Subtotal: Internet Consumer & Business Services (0.56%)*					5,355	7,180
Media/Content/Info
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Media/Content/Info	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					351	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Gelesis, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	74,784	78	156
InspireMD, Inc. (4)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	394
Medrobotics Corporation (15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,982
Sebacia, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	778,301	133	—
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	9
Subtotal: Medical Devices & Equipment (0.20%)*					2,864	2,541
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	175
	Semiconductors	Warrant	Preferred Series D-2	750,000	99	717
Total Achronix Semiconductor Corporation				1,110,000	259	892
Subtotal: Semiconductors (0.07%)*					259	892
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	208	208
CloudBolt Software Inc.	Software	Warrant	Common Stock	158,506	91	132
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	29
Couchbase, Inc.	Software	Warrant	Common Stock	263,377	462	1,023
Dashlane, Inc.	Software	Warrant	Common Stock	346,747	303	297
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,594	1,857
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	153
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	70

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
ExtraHop Networks, Inc.	Software	Warrant	Common Stock	154,784	$191	$265
Fuze, Inc. (15)	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Software	Warrant	Preferred Series C-1	854,787	130	169
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	516
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	88	192
OneLogin, Inc. (15)	Software	Warrant	Common Stock	381,620	305	610
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Software	Warrant	Common Stock	150,943	77	182
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	46
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	216
SignPost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	103	714
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	204
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	284
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	363
Subtotal: Software (0.58%)*					5,245	7,530
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	5
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	5
Surgical Devices
Gynesonics, Inc. (15)	Surgical Devices	Warrant	Preferred Series C	151,123	67	10
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,441	139	487
Subtotal: Surgical Devices (0.04%)*					206	497
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	274	744
Kinestral Technologies, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	155	261
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	63	91
Total Kinestral Technologies, Inc.				456,883	218	352
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Sustainable and Renewable Technology	Warrant	Common Stock	36,630	1	14
	Sustainable and Renewable Technology	Warrant	Preferred Series 4	477,517	41	376
Total Proterra, Inc.				514,147	42	390
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Sustainable and Renewable Technology	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.12%)*					1,094	1,486
Total: Warrant Investments (2.68%)*					$25,737	$34,622
Total: Investments in Securities (182.22%)*					$2,315,016	$2,353,736

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			342	342
Total: Investments in Investment Funds & Vehicles (0.03%)*					$342	$342
Total: Investments before Cash and Cash Equivalents (182.25%)*					$2,315,358	$2,354,078

Cash & Cash Equivalents
GS Financial Square Government Fund		Cash & Cash Equivalents			96,000	96,000
Total: Investments in Cash & Cash Equivalents (7.43%)*					$96,000	$96,000
Total: Investments after Cash and Cash Equivalents (189.68%)*					$2,411,358	$2,450,078

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

The Company does not currently use Commodity Futures Trading Commission (“CFTC”) derivatives, however, to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” pursuant to Rule 4.5 under the Commodity Exchange Act (“CEA”). The Company is not, therefore, subject to registration or regulation as "commodity pool operator" under the CEA.

Hercules Technology III, L.P. (“HT III”) and Hercules Capital IV, L.P. (“HC IV”) are our wholly owned Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. HT III, and HC IV were licensed to operate as Small Business Investment Companies (“SBICs” or "SBIC") under the authority of the Small Business Administration (“SBA”) on May 26, 2010, and October 27, 2020, respectively. SBICs are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company is in the process of winding down HT III, and on June 15, 2021 surrendered its HT III SBA license. HT III is no longer operating as an SBIC. The Company formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the general partner of HC IV (see “Note 5 - Debt”).

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

As of June 30, 2021, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined in “Note 5 – Debt”).

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

As of June 30, 2021, approximately 97.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors (the “Board”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith by the Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

In accordance with procedures established by its Board, the Company values investments on a quarterly basis following a multistep valuation process. Investments purchased within the preceding two calendar quarters before the valuation date and debt investments with remaining maturities within 12 months or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity, unless such valuation, in the judgment of the Company, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board.

Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board.

The Company engages one or more independent valuation firm(s) to provide management with assistance in determining the fair value of selected portfolio investments each quarter. In selecting which portfolio investments to engage an independent valuation firm, the Company considers a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality, and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board, and the Company may engage an independent valuation firm to value all or some of our portfolio investments. The Board are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith. In determining the fair value of a portfolio investment in good faith, the Company recognizes these determinations are made using the best available information that is knowable or reasonably knowable. In addition, changes in the market environment, portfolio company performance and other events that may occur over the duration of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

The Company's quarterly multi-step valuation process each quarter, which the Board has approved, is as described below:

(1) the Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and business-based assumptions are discussed with the Company’s investment committee;

(3) the Audit Committee of the Board reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee which incorporates the results of the independent valuation firm(s) as applicable; and

(4) the Board, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both June 30, 2021 and December 31, 2020, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of June 30, 2021 and December 31, 2020 was $1.0 million and $65 thousand, respectively.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $37.3 million of unamortized fees as of June 30, 2021, of which approximately $31.9 million was included as an offset to the cost basis of its current debt investments and approximately $5.4 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, the Company had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $3.0 million and $0.9 million in one-time fee income during the three months ended June 30, 2021 and 2020, respectively, and approximately $4.5 million and $4.1 million in one-time fee income during the six months ended June 30, 2021 and 2020, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2021, the Company had approximately $38.0 million in exit fees receivable, of which approximately $34.7 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. As of December 31, 2020, the Company had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.6 million and $2.1 million in PIK income during the three months ended June 30, 2021 and 2020, respectively, and approximately $5.2 million and $4.1 million in PIK income during the six months ended June 30, 2021 and 2020, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2021 and 2020.

Equity Offering Expenses

The Company’s offering expenses are charged against the proceeds from equity offerings when received as a reduction of capital upon completion of an offering of registered securities.

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

Stock Based Compensation

The Company has issued and may, from time to time, issue stock options and restricted stock to employees under the 2018 Equity Incentive Plan and the Director Plan. Management follows the guidelines set forth under ASC Topic 718, to account for stock options and restricted stock granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. In accordance with ASC Topic 480, certain stock awards are classified as a liability. The compensation expense associated with these awards is recognized in the same manner as all other stock-based compensation. The award liability is recorded as deferred compensation and included in Accounts payable and accrued liabilities.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized securities gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes, with certain exceptions.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and six months ended June 30, 2021 or 2020. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three and six months ended June 30, 2021, the Company issued 66,946 and 133,943 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. During the three and six months ended June 30, 2020, the Company issued 62,302 and 121,015 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2021 and December 31, 2020.

(in thousands)	Balance as of June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$996	$—	$—	$996

Investments
Senior Secured Debt	$2,217,055	$—	$—	$2,217,055
Unsecured Debt	26,321	—	—	26,321
Preferred Stock	57,966	—	—	57,966
Common Stock	171,934	131,028	12,874	28,032
Warrants	46,715	—	14,659	32,056
	$2,519,991	$131,028	$27,533	$2,361,430
Investment Funds & Vehicles measured at Net Asset Value (2)	1,099
Total Investments	$2,521,090

(in thousands)	Balance as of December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$96,000	$96,000	$—	$—

Other assets
Escrow Receivables	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,079,465	$—	$—	$2,079,465
Unsecured Debt	14,970	—	—	14,970
Preferred Stock	58,981	—	—	58,981
Common Stock	165,698	138,300	—	27,398
Warrants	34,622	—	13,139	21,483
	$2,353,736	$138,300	$13,139	$2,202,297
Investment Funds & Vehicles measured at Net Asset Value (2)	342
Total Investments before cash and cash equivalents	$2,354,078

Total Investments after cash and cash equivalents	$2,450,078

(1)
This investment is included in cash and cash equivalents in the accompanying Consolidated Statement of Assets and Liabilities.

(2)
In accordance with U.S. GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statement of Assets and Liabilities.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020.

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of June 30, 2021
Investments
Senior Secured Debt	$2,079,465	$(1,627)	$10,789	$536,147	$—	$(407,719)	$—	$—	$2,217,055
Unsecured Debt	14,970	—	(1,258)	12,609	—	—	—	—	26,321
Preferred Stock	58,981	—	50,470	11,514	(61,732)	—	—	(1,267)	57,966
Common Stock	27,398	(60,904)	13,292	3,371	60,900	—	—	(16,025)	28,032
Warrants	21,483	1,593	11,768	1,352	(3,120)	—	—	(1,020)	32,056
Other Assets
Escrow Receivable	65	584	(1,515)	2,446	(584)	—	—	—	996
Total	$2,202,362	$(60,354)	$83,546	$567,439	$(4,536)	$(407,719)	$—	$(18,312)	$2,362,426

(in thousands)	Balance as of January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of June 30, 2020
Investments
Senior Secured Debt	$2,133,812	$—	$(41,019)	$378,935	$—	$(270,591)	$—	$—	$2,201,137
Unsecured Debt	14,780	—	—	435	—	—	—	—	15,215
Preferred Stock	69,717	—	(7,415)	230	—	—	—	—	62,532
Common Stock	33,547	1,240	5,666	—	(1,240)	—	—	—	39,213
Warrants	13,722	(2,868)	2,317	2,400	(1,088)	—	—	—	14,483
Other Assets
Escrow Receivable	955	91	—	1,415	(1,489)	—	—	—	972
Total	$2,266,533	$(1,537)	$(40,451)	$383,415	$(3,817)	$(270,591)	$—	$—	$2,333,552

(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the six months ended June 30, 2021 relate to the initial public offerings of Proterra, Inc., 23andMe, Inc., Sprinklr, Inc., Century Therapeutics, and Xometry, Inc..
(4)
There was no activity related to transfers into or out of Level 3 during the six months ended June 30, 2020.
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

For the six months ended June 30, 2021, approximately $10.5 million in net unrealized depreciation and $13.3 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the six months ended June 30, 2021, approximately $8.5 million and $10.8 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the six months ended June 30, 2020, approximately $7.4 million in net unrealized depreciation and $5.7 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $41.7 million and $0.7 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value at June 30, 2021 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$55,190	Originated Within 4-6 Months	Origination Yield	10.88% - 11.33%	11.05%
	572,070	Market Comparable Companies	Hypothetical Market Yield	8.08% - 14.26%	10.55%
			Premium/(Discount)	(0.50%) - 0.50%	(0.21%)

Technology	117,828	Originated Within 4-6 Months	Origination Yield	12.12% - 13.95%	12.50%
	681,298	Market Comparable Companies	Hypothetical Market Yield	8.09% - 15.66%	11.08%
			Premium/(Discount)	(0.50%) - 2.50%	0.23%
	1,345	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 65.00%

Sustainable and Renewable Technology	31,372	Originated Within 4-6 Months	Origination Yield	11.48% - 11.48%	11.48%

Medical Devices	26,576	Market Comparable Companies	Hypothetical Market Yield	8.55% - 8.55%	8.55%
			Premium/(Discount)	(0.25%) - (0.25%)	(0.25%)

Lower Middle Market	46,026	Originated Within 4-6 Months	Origination Yield	10.84% - 12.14%	11.82%
	63,932	Market Comparable Companies	Hypothetical Market Yield	9.42% - 15.90%	11.77%
			Premium/(Discount)	(1.00%) - 1.50%	0.17%
	8,374	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Cost
	210,599	Debt Investments originated within 3 months
	199,642	Imminent Payoffs (4)
	229,124	Debt Investments Maturing in Less than One Year
	$2,243,376	Total Level 3 Debt Investments

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums/(discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•
Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” industry in the Consolidated Schedule of Investments.
•
Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Internet Consumer & Business Services”, and “Software” industries in the Consolidated Schedule of Investments.
•
Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology”, and “Internet Consumer & Business Services” industries in the Consolidated Schedule of Investments.
•
Medical Devices, above, is comprised of debt investments in the “Drug Delivery” and “Medical Devices & Equipment” industries in the Consolidated Schedule of Investments.
•
Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services, Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, “Communications & Networking”, “Consumer & Business Products”, and “Manufacturing Technology” industries in the Consolidated Schedule of Investments.
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

Investment Type - Level 3 Debt Investments	Fair Value at December 31, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$130,068	Originated Within 4-6 Months	Origination Yield	10.94% - 13.56%	11.84%
	574,149	Market Comparable Companies	Hypothetical Market Yield	8.43% - 14.66%	10.87%
			Premium/(Discount)	(0.50%) - 1.50%
Technology	114,136	Originated Within 4-6 Months	Origination Yield	11.49% - 13.78%	12.05%
	867,892	Market Comparable Companies	Hypothetical Market Yield	7.61% - 17.71%	11.67%
			Premium/(Discount)	(0.25%) - 2.50%
	18,126	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 75.00%
	—	Originated Within 4-6 Months	Origination Yield	0% - 0%	0.00%
Sustainable and Renewable Technology	15,775	Market Comparable Companies	Hypothetical Market Yield	9.61% - 10.04%	9.72%
			Premium/(Discount)	0.00%
	7,500	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Medical Devices	41,242	Market Comparable Companies	Hypothetical Market Yield	9.52% - 9.52%	9.52%
			Premium/(Discount)	(0.25%)
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00%
Lower Middle Market	106,877	Market Comparable Companies	Hypothetical Market Yield	10.26% - 15.86%	11.81%
			Premium/(Discount)	(1.00%) - 1.00%
	8,600	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%
		Debt Investments Where Fair Value Approximates Cost
	78,016	Debt Investments originated within 3 months
	38,148	Imminent Payoffs (4)
	93,906	Debt Investments Maturing in Less than One Year
	$2,094,435	Total Level 3 Debt Investments

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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value at June 30, 2021 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$30,688	Market Comparable Companies	EBITDA Multiple (2)	5.5x - 13.1x	7.6x
			Revenue Multiple (2)	1.3x - 5.6x	2.6x
			EBT Multiple (2)	7.1x - 7.1x	7.1x
			Tangible Book Value Multiple (2)	2.5x - 2.5x	2.5x
			Discount for Lack of Marketability (3)	21.12% - 28.89%	23.53%
	17,956	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(87.68%) - 91.81%	14.63%
	10,923	Discounted Cash Flow	Discount Rate (7)	17.34% - 29.27%	22.96%
	—	Liquidation	Revenue Multiple (2)	2.0x - 2.0x	2.0x
			Discount for Lack of Marketability (3)	82.00% - 82.00%	82.00%
	26,431	Other (6)
Warrant Investments	14,977	Market Comparable Companies	EBITDA Multiple (2)	11.4x - 11.4x	11.4x
			Revenue Multiple (2)	1.9x - 11.2x	5.6x
			Discount for Lack of Marketability (3)	17.28% - 33.69'%	26.68%
	6,840	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(87.68%) - 91.81%	11.56%
	10,239	Other(6)
Total Level 3 Warrant and Equity Investments	$118,054

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
(6)
The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)
The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value at December 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Level 3 Equity Investments	$46,669	Market Comparable Companies	EBITDA Multiple (2)	5.0x - 9.8x	7.5x
			Revenue Multiple (2)	2.0x - 19.5x	4.5x
			Tangible Book Value Multiple (2)	4.1x	4.1x
			Discount for Lack of Marketability (3)	22.59% - 27.53%	24.56%
			Average Industry Volatility (4)	66.14% - 116.71%	102.66%
			Risk-Free Interest Rate	0.10%	0.10%
			Estimated Time to Exit (in months)	10 - 13	11
	12,666	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(79.34%) - 53.87%	(12.70%)
			Average Industry Volatility (4)	39.29% - 152.09%	98.23%
			Risk-Free Interest Rate	0.14% - 2.64%	0.42%
			Estimated Time to Exit (in months)	10 - 40	25
	—	Liquidation	Revenue Multiple (2)	1.4x - 1.4x	1.4x
			Discount for Lack of Marketability (3)	75%	75%
	27,044	Other (7)
Level 3 Warrant Investments	10,284	Market Comparable Companies	EBITDA Multiple (2)	4.1x - 19.2x	16.4x
			Revenue Multiple (2)	0.6x - 10.7x	6.0x
			Discount for Lack of Marketability (3)	21.56% - 34.61%	28.02%
			Average Industry Volatility (4)	59.33% - 95.76%	82.21%
			Risk-Free Interest Rate	0.10% - 0.31%	0.14%
			Estimated Time to Exit (in months)	10 - 48	25
	11,199	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(45.5%) - 57.42%	(12.27%)
			Average Industry Volatility (4)	38.87% - 152.09%	85.53%
			Risk-Free Interest Rate	0.13% - 2.64%	0.32%
			Estimated Time to Exit (in months)	10 - 43	22
Total Level 3 Warrant and Equity Investments	$107,862

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

Based on market quotations on or around June 30, 2021, the 2022 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.016, 1.000, 1.001, and 1.059 per dollar at par value, respectively. As of June 30, 2021, the April 2025 Notes and 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.20 and $26.83 per unit at par value, respectively. The par value at underwriting for the April 2025 Notes and 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, and March 2026 B Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the Union Bank Facility and the Wells Facility are equal to their outstanding principal balances as of June 30, 2021.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$51,889	$53,637	$—	$—	$53,637
2022 Notes	149,301	152,399	—	152,399	—
April 2025 Notes	73,541	75,600	—	75,600	—
2033 Notes	38,663	42,928	—	42,928	—
July 2024 Notes	104,090	103,581	—	—	103,581
February 2025 Notes	49,579	48,369	—	—	48,369
June 2025 Notes	69,353	67,104	—	—	67,104
March 2026 A Notes	49,558	48,461	—	—	48,461
March 2026 B Notes	49,518	48,568	—	—	48,568
2027 Asset-Backed Notes	116,571	117,896	—	117,896	—
2028 Asset-Backed Notes	194,749	196,608	—	196,608	—
2022 Convertible Notes	228,958	243,524	—	243,524	—
Wells Facility	—	—	—	—	—
Union Bank Facility	1,745	1,745	—	—	1,745
Total	$1,177,515	$1,200,420	$—	$828,955	$371,465

	December 31, 2020
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$98,716	$102,815	$—	$—	$102,815
2022 Notes	149,039	152,490	—	152,490	—
April 2025 Notes	73,351	76,500	—	76,500	—
2033 Notes	38,610	42,880	—	42,880	—
July 2024 Notes	103,942	106,061	—	—	106,061
February 2025 Notes	49,522	49,664	—	—	49,664
June 2025 Notes	69,272	69,592	—	—	69,592
March 2026 A Notes	49,550	50,092	—	—	50,092
2027 Asset-Backed Notes	178,812	181,087	—	181,087	—
2028 Asset-Backed Notes	247,647	250,469	—	250,469	—
2022 Convertible Notes	228,177	236,164	—	236,164	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,286,638	$1,317,814	$—	$939,590	$378,224

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2021 and 2020.

(in thousands)			For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
Portfolio Company	Type	Fair Value at June 30, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$44,194	$843	$15	$(6,125)	$—	$1,472	$23	$(14,215)	$—
Hercules Adviser LLC	Control	13,923	14	—	1,019	—	14	—	10,888	—
Tectura Corporation	Control	8,374	172	—	(149)	—	342	—	(226)	—
Total Control Investments		$66,491	$1,029	$15	$(5,255)	$—	$1,828	$23	$(3,553)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,309	$—	$—	$54	$—	$—	$—	$2,094	$—
Pineapple Energy LLC	Affiliate	8,441	1	—	32	—	2	—	61	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	62,143	(62,143)	—	—	62,183	(62,143)
Total Affiliate Investments		$9,750	$1	$—	$62,229	$(62,143)	$2	$—	$64,338	$(62,143)
Total Control & Affiliate Investments		$76,241	$1,030	$15	$56,974	$(62,143)	$1,830	$23	$60,785	$(62,143)

(in thousands)			For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
Portfolio Company	Type	Fair Value at June 30, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,628	$559	$5	$3,370	$—	$1,118	$10	$(3,560)	$—
Tectura Corporation	Control	7,803	172	—	(728)	—	259	—	(1,649)	—
Total Control Investments		$54,431	$731	$5	$2,642	$—	$1,377	$10	$(5,209)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$1,010	$8	$—	$(1,215)	$—	$13	$—	$(8,590)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	10,900	149	—	900	—	364	—	(1,715)	—
Total Affiliate Investments		$11,910	$157	$—	$(315)	$—	$377	$—	$(10,305)	$—
Total Control & Affiliate Investments		$66,341	$888	$5	$2,327	$—	$1,754	$10	$(15,514)	$—

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,217,055	88.0%	$2,079,465	88.4%
Unsecured Debt	26,321	1.0%	14,970	0.6%
Preferred Stock	57,966	2.3%	58,981	2.5%
Common Stock	171,934	6.8%	165,698	7.0%
Warrants	46,715	1.9%	34,622	1.5%
Investment Funds & Vehicles	1,099	0.0%	342	0.0%
Total	$2,521,090	100.0%	$2,354,078	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2021 and December 31, 2020 is shown as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,236,571	88.7%	$2,227,341	94.6%
United Kingdom	129,435	5.1%	29,533	1.3%
Netherlands	72,938	3.0%	37,812	1.6%
Australia	53,968	2.1%	53,086	2.3%
Canada	20,643	0.8%	5,251	0.2%
Ireland	5,368	0.2%	1,055	0.0%
Germany	2,167	0.1%	—	0.0%
Total	$2,521,090	100.0%	$2,354,078	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$789,877	31.3%	$757,163	32.2%
Software	675,565	26.8%	780,045	33.1%
Internet Consumer & Business Services	630,540	25.0%	514,538	21.9%
Communications & Networking	99,083	3.9%	10,763	0.4%
Sustainable and Renewable Technology	86,641	3.4%	55,244	2.4%
Healthcare Services, Other	67,958	2.7%	27,519	1.2%
Diversified Financial Services	58,117	2.3%	48,800	2.1%
Information Services	44,601	1.8%	54,510	2.3%
Drug Delivery	29,088	1.2%	46,744	2.0%
Consumer & Business Products	13,451	0.5%	1,895	0.1%
Medical Devices & Equipment	13,186	0.5%	26,464	1.1%
Manufacturing Technology	5,321	0.2%	—	0.0%
Semiconductors	4,375	0.2%	892	0.0%
Surgical Devices	2,152	0.1%	4,581	0.2%
Electronics & Computer Hardware	1,090	0.1%	3,360	0.1%
Specialty Pharmaceuticals	45	0.0%	5	0.0%
Media/Content/Info	—	0.0%	21,555	0.9%
Total	$2,521,090	100.0%	$2,354,078	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2021 or December 31, 2020.

Unconsolidated Subsidiaries

In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of June 30, 2021 and June 30, 2020, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Internet Consumer & Business Services”, “Communications & Networking", and Sustainable and Renewable Technology” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company’s ten largest portfolio companies represented approximately 30.5% and 27.9% of the total fair value of the Company’s investments in portfolio companies, respectively. As of June 30, 2021 and December 31, 2020, the Company had six and three investments, respectively, that represented 5% or more of the Company’s net assets. As of June 30, 2021, the Company had four equity investments representing approximately 49.9% of the total fair value of the Company’s equity investment portfolio, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2020, the Company had four equity investments which represented approximately 63.7% of the total fair value of the Company’s equity investment portfolio, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of June 30, 2021, approximately 82.1% of the Company’s debt investments at fair value were in a senior secured first lien position, with 46.4% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 28.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, 0.5% of the Company’s debt investments at fair value were senior secured by the equipment of the portfolio company and 6.6% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 16.7% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 1.2% were unsecured.

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

5. Debt

Outstanding Debt

As of June 30, 2021 and December 31, 2020, the Company had the following available and outstanding debt:

	June 30, 2021			December 31, 2020
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$53,700	$51,889	$99,000	$99,000	$98,716
2022 Notes	150,000	150,000	149,301	150,000	150,000	149,039
July 2024 Notes	105,000	105,000	104,090	105,000	105,000	103,942
February 2025 Notes	50,000	50,000	49,579	50,000	50,000	49,522
April 2025 Notes	75,000	75,000	73,541	75,000	75,000	73,351
June 2025 Notes	70,000	70,000	69,353	70,000	70,000	69,272
March 2026 A Notes	50,000	50,000	49,558	50,000	50,000	49,550
March 2026 B Notes	50,000	50,000	49,518	—	—	—
2033 Notes	40,000	40,000	38,663	40,000	40,000	38,610
2027 Asset-Backed Notes	117,896	117,896	116,571	180,988	180,988	178,812
2028 Asset-Backed Notes	196,485	196,485	194,749	250,000	250,000	247,647
2022 Convertible Notes	230,000	230,000	228,958	230,000	230,000	228,177
Wells Facility (3) (4)	72,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	1,745	1,745	400,000	—	—
Total	$1,781,381	$1,189,826	$1,177,515	$1,774,988	$1,299,988	$1,286,638

(1)
Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
As of June 30, 2021, the total available debt under the SBA Debentures was $175.0 million, all of which was available to HC IV. The availability of the full amount of debt is subject to regulatory requirements and regulatory acknowledgement of contributed capital of $87.5 million. As of June 30, 2021, the Company has contributed and received regulatory acknowledgement for $38.5 million of capital to HC IV. As of December 31, 2020, the total available debt under the SBA debentures was $99.0 million, all of which was available in HT III.
(3)
Availability subject to the Company meeting the borrowing base requirements.
(4)
From time to time, the Company may guarantee certain unfunded commitments through its credit facilities, which have reduced the amount available to draw as of the reporting date.

Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
SBA Debentures	$1,811	$284
2022 Notes	480	660
July 2024 Notes	910	1,058
February 2025 Notes	421	478
April 2025 Notes	1,459	1,649
June 2025 Notes	647	728
March 2026 A Notes	442	450
March 2026 B Notes	482	—
2033 Notes	1,337	1,390
2027 Asset-Backed Notes	1,325	2,176
2028 Asset-Backed Notes	1,736	2,353
2022 Convertible Notes	594	1,040
Wells Facility (1)	110	198
Union Bank Facility (1)	1,868	2,485
Total	$13,622	$14,949

(1)
The Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and six months ended June 30, 2021, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$521	$102	$—	$623	$536	$1,113	$317	$—	$1,430	$2,089
2022 Notes	1,775	90	—	1,865	3,468	3,551	180	—	3,731	3,469
July 2024 Notes	1,252	74	—	1,326	—	2,504	148	—	2,652	2,504
February 2025 Notes	535	29	—	564	—	1,070	57	—	1,127	1,070
April 2025 Notes	984	95	—	1,079	984	1,969	190	—	2,159	1,968
June 2025 Notes	754	40	—	794	1,509	1,509	81	—	1,590	1,509
March 2026 A Notes	563	24	—	587	—	1,125	46	—	1,171	750
March 2026 B Notes	569	26	—	595	—	739	34	—	773	—
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
2027 Asset-Backed Notes	1,474	204	—	1,678	1,492	3,249	850	—	4,099	3,329
2028 Asset-Backed Notes	2,567	283	—	2,850	2,600	5,459	616	—	6,075	5,529
2022 Convertible Notes	2,684	223	—	2,907	—	5,367	446	—	5,813	5,031
Wells Facility	—	44	157	201	—	—	88	313	401	—
Union Bank Facility	187	327	475	989	138	335	653	947	1,935	213
Total	$14,490	$1,588	$632	$16,710	$11,352	$29,240	$3,760	$1,260	$34,260	$28,711

For the three and six months ended June 30, 2020, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$873	$83	$—	$956	$—	$1,829	$392	$—	$2,221	$2,533
2022 Notes	1,775	90	—	1,865	3,469	3,755	180	—	3,935	3,469
July 2024 Notes	1,252	74	—	1,326	—	2,504	147	—	2,651	2,504
February 2025 Notes	535	28	—	563	—	868	46	—	914	—
April 2025 Notes	984	95	—	1,079	984	1,969	190	—	2,159	1,969
June 2025 Notes	235	12	—	247	—	235	12	—	247	—
March 2026 A Notes	—	—	—	—	—	—	—	—	—	—
March 2026 B Notes	—	—	—	—	—	—	—	—	—	—
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
2027 Asset-Backed Notes	2,303	71	—	2,374	2,303	4,605	136	—	4,741	4,605
2028 Asset-Backed Notes	2,939	67	—	3,006	2,939	5,879	121	—	6,000	5,879
2022 Convertible Notes	2,684	223	—	2,907	—	5,367	446	—	5,813	5,031
Wells Facility	—	44	80	124	—	25	88	169	282	25
Union Bank Facility	871	343	413	1,627	950	1,322	628	835	2,785	1,496
Total	$15,076	$1,157	$493	$16,726	$11,270	$29,608	$2,440	$1,004	$33,052	$28,761
(1)
Interest expense includes Amortization of original issue discounts of $41 thousand and $168 thousand for the 2022 Notes and 2022 Convertible Notes, respectively, for both the three months ended June 30, 2021 and 2020; and $82 thousand and $336 thousand for the 2022 Notes and Convertible Notes, respectively, for both the six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2021 and December 31, 2020:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2021	December 31, 2020
September 21, 2011	September 1, 2021	3.16%	$—	$25,000
March 21, 2012	March 1, 2022	3.28%	—	25,000
September 19, 2012	September 1, 2022	3.05%	—	24,250
March 27, 2013	March 1, 2023	3.16%	—	24,750
March 26, 2021	September 1, 2031	0.77%	37,500	—
June 25, 2021	September 1, 2031	0.71%	16,200	—
Total SBA Debentures			$53,700	$99,000

(1)
Interest rate includes annual charge.

Our SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. Our SBICs were in compliance with the terms of the SBIC’s leverage as of June 30, 2021 and December 31, 2020, as a result of having sufficient capital as defined under the SBA regulations.

HT III

On May 26, 2010, HT III received a license to operate as an SBIC. As an SBIC, HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. During the six months ended June 30,2021, the Company paid down $65.0 million on March 1, 2021 and $34.0 million on May 5, 2021. During the year ended December 31, 2020, the Company paid down $50.0 million of SBA debentures. As of June 30, 2021, HT III had no SBA guaranteed debentures outstanding. As of December 31, 2020, HT III had a total of $99.0 million of SBA guaranteed debentures outstanding. As of June 30, 2021 and December 31, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $5.1 million and $5.1 million, respectively.

As noted in "Note 1 - Description of Business", the Company is in the process of winding down HT III, and on June 15, 2021 surrendered its SBA license and is no longer operating as an SBIC. All assets have been or will be transferred to an affiliated entity as part of the wind down. As of December 31, 2020, the Company held investments through HT III in 29 companies with a fair value of approximately $137.4 million, accounting for approximately 5.8% of the Company’s total investment portfolio. As of December 31, 2020, HT III held approximately $201.2 million in tangible assets which accounted for approximately 7.7% of the Company’s total assets as of December 31, 2020.

HC IV

On October 27, 2020, HC IV was licensed to operate as an SBIC under the SBA. The license has a 10-year term. With the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of June 30, 2021, HC IV has the capacity to issue a total of $175.0 million in SBA guaranteed debentures, subject to SBA approval, of which $53.7 million was outstanding as of June 30, 2021. As of December 31, 2020, HC IV had no outstanding SBA debentures.

As of June 30, 2021, HC IV has paid the SBA commitment fees and facility fees of approximately $0.5 million and $1.3 million, respectively. As of June 30, 2021, the Company held investments in HC IV in 5 companies with a fair value of approximately $84.3 million, accounting for approximately 3.3% of the Company’s total investment portfolio. HC IV held approximately $92.7 million in tangible assets which accounted for approximately 3.6% of the Company’s total assets as of June 30, 2021. As of December 31, 2020, HC IV had no material assets other than $19.1 million of cash from the regulatory capital committed.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes under certain circumstances set forth in the terms of the 2022 Convertible Notes. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate was initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. In May 2021, the Company provided a notice of adjustment in the conversion rate to give effect to the dividend distributed in the second that quarter of 2021. As of June 30, 2021, the conversion rate was 61.6847 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.21 per share of common stock). In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

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

On July 1, 2021, the Company fully redeemed the aggregate outstanding $75.0 million of principal and $0.6 million of accrued interest pursuant to the redemption terms of the April 2025 Notes Indenture. The Company accelerated recognition of $1.5 million of debt issuance costs associated with the extinguishment of the debt.

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

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $200.0 million in aggregate principal amount of 4.605% interest-bearing asset-backed notes due on November 22, 2027 (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of October 21, 2020, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $63.1 million and $19.0 million of the outstanding principal balance on the 2027 Asset-Backed Notes during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available.

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2021 and December 31, 2020, there was approximately $3.8 million and $19.1 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $250.0 million in aggregate principal amount of 4.703% interest-bearing asset-backed notes due on February 22, 2028 (the “2028 Asset-Backed Notes”). The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules

Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of January 21, 2021, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $53.5 million of the outstanding principal balance on the 2028 Asset-Backed Notes during the six months ended June 30, 2021. There were no payments on the outstanding principal balance for the year ended December 31, 2020. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available.

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2021 and December 31, 2020, there was approximately $2.0 million and $20.2 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes.

Credit Facilities

As of June 30, 2021 and December 31, 2020, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”). For the six months ended June 30, 2021 and year ended December 31, 2020, the weighted average interest rate was 2.58% and 3.15%, respectively, and the average debt outstanding under the Credit Facilities was $25.9 million and $55.4 million, respectively.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes, with certain exceptions.

During the three and six months ended June 30, 2021, the Company declared and paid distributions of $0.39 per share and $0.76 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of June 30, 2021, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2021 distributions to stockholders will be.

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

Taxable income for the three months ended June 30, 2021 was approximately $47.2 million or $0.41 per share. Taxable net realized gains for the same period were $48.6 million or approximately $0.42 per share. Taxable income for the three months ended June 30, 2020 was approximately $35.2 million or $0.32 per share. Taxable net realized gains for the same period were $0.9 million or approximately $0.01 per share.

Taxable income for the six months ended June 30, 2021 was approximately $82.1 million or $0.72 per share. Taxable net realized gains for the same period were $57.5 million or approximately $0.50 per share. Taxable income for the six months ended June 30, 2020 was approximately $75.6 million or $0.69 per share. Taxable net realized gains for the same period were $9.9 million or approximately $0.09 per share.

For the three and six months ended June 30, 2021, the Company paid approximately $0.1 million and $3.6 million of income tax, including excise tax, and had $2.6 million of accrued but unpaid tax expense as of June 30, 2021. For the three and six months ended June 30, 2020, the Company paid approximately $0.2 million and $2.5 million of income tax, including excise tax, and had $0.8 million accrued but unpaid tax expense as of June 30, 2020.

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

During the three and six months ended June 30, 2020, the Company sold approximately 3.6 million and 6.0 million shares, respectively, of common stock under the 2019 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $38.7 million and $73.9 million, respectively, including $0.4 million and $0.7 million of offering expenses, from these sales. There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the three and six months ended June 30, 2021.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2021, approximately 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

The Company has issued stock options for common stock subject to future issuance, of which 185,144 and 438,809 were outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2021 and 2020 was approximately $40,000 and $7,000, respectively. During the six months ended June 30, 2021 and 2020, approximately $14,000 and $17,000 of share-based cost due to stock option grants was expensed, respectively.

During the six months ended June 30, 2021 and 2020, the Company granted 739,803 shares and 688,885 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the six months ended June 30, 2021 and 2020 were approximately $10.9 million and $9.7 million, respectively. As of June 30, 2021, there were approximately 14.0 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31,	750,801	$13.89	178,509	$12.88
Granted	739,803	$14.77	688,885	$14.10
Vested	(309,046)	$13.97	(39,825)	$12.81
Forfeited	(40,994)	$14.64	(13,427)	$14.15
Unvested as of June 30,	1,140,564	$14.46	814,142	$13.89

During the six months ended June 30, 2021 and 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 5,284 shares and 47,033 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan during the six months ended June 30, 2021 and 2020. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the six months ended June 30, 2021 and 2020 were approximately $0.1 million and $0.6 million, respectively. As of June 30, 2021, there were approximately $1.1 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 0.65 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31,	238,299	$13.06	603,837	$13.13
Granted	—	$—	—	$—
Distribution Equivalent Unit Granted	5,284	$—	47,033	$—
Vested (1)	(102,530)	$13.05	(283,547)	$13.23
Forfeited	(6,451)	$12.87	(8,294)	$13.00
Unvested as of June 30,	134,602	$13.07	359,029	$13.06

(1)
With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the six months ended June 30, 2021, the Company expensed approximately $4.3 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $3.3 million in compensation expense related to restricted stock awards and restricted stock units during the six months ended June 30, 2020.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of June 30, 2021, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During each of the six months ended June 30, 2021 and 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, however will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of June 30, 2021, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $1.4 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 0.84 years. As of June 30, 2021, there was approximately $4.4 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within Accounts payable and accrued liabilities in the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $3.1 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.84 years. As of June 30, 2020, there was approximately $2.1 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net increase (decrease) in net assets resulting from operations	$82,731	$61,765	$146,894	$33,042
Less: Distributions declared-common and restricted shares	(45,158)	(36,002)	(87,953)	(80,225)
Undistributed earnings (loss)	37,573	25,763	58,941	(47,183)
Undistributed earnings (loss)-common shares	37,200	25,577	58,341	(47,183)
Add: Distributions declared-common shares	44,710	35,743	87,059	79,627
Numerator for basic change in net assets per common share	$81,910	$61,320	$145,400	$32,444
Add: Income impact of assumed conversion of 2022 Convertible Notes	2,906	—	2,906	—
Numerator for diluted change in net assets per common share	$84,816	$61,320	$148,306	$32,444

Denominator
Basic weighted average common shares outstanding	114,654	111,558	114,480	110,256
Incremental shares from assumed conversion of 2022 Convertible Notes	14,189	—	7,094	—
Common shares issuable	729	171	614	248
Weighted average common shares outstanding assuming dilution	129,572	111,729	122,188	110,504

Change in net assets per common share
Basic	$0.71	$0.55	$1.27	$0.29
Diluted	$0.65	$0.55	$1.21	$0.29

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

For the three and six months ended June 30, 2021, the average closing price of the Company's common stock was higher than the conversion price of the 2022 Convertible Notes and therefore, the effect of the 2022 Convertible Notes was dilutive and, accordingly, was included in the calculation of diluted earnings per share using the if-converted method. For the three months ended June 30, 2020, the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three and six months ended June 30, 2021 and 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive Securities	2021	2020	2021	2020
2022 Convertible Notes	—	8,644,609	—	5,765,123
Unvested common stock options	—	146,342	88	75,796
Unvested restricted stock units	—	13,738	—	—
Unvested restricted stock awards	—	163,481	725	87,553
Unvested Retention PSUs	—	—	—	—

At both June 30, 2021 and December 31, 2020, the Company was authorized to issue 200 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data (1):
Net asset value at beginning of period	$11.26	$10.55
Net investment income	0.62	0.69
Net realized gain (loss) on investments	(0.06)	0.06
Net unrealized appreciation (depreciation) on investments	0.71	(0.46)
Total from investment operations	1.27	0.29
Net increase (decrease) in net assets from capital share transactions (1)	(0.11)	0.02
Distributions of net investment income (6)	(0.76)	(0.72)
Stock-based compensation expense included in investment income (2)	0.05	0.05
Net asset value at end of period	$11.71	$10.19

Ratios and supplemental data (in thousands, except per share data):
Per share market value at end of period	$17.06	$10.47
Total return (3)	23.66%	(20.90%)
Shares outstanding at end of period	115,867	114,230
Weighted average number of common shares outstanding	114,480	110,256
Net assets at end of period	$1,356,358	$1,164,030
Ratio of total expense to average net assets (4)	10.12%	11.48%
Ratio of net investment income before investment gains and losses to average net assets (4)	10.84%	13.41%
Portfolio turnover rate (5)	19.26%	13.40%
Weighted average debt outstanding	$1,267,032	$1,306,433
Weighted average debt per common share	$11.07	$11.85

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
(3)
The total return for the six months ended June 30, 2021 and 2020 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the six months ended June 30, 2021 and 2020 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of June 30, 2021 and December 31, 2020, the Company had approximately $327.3 million and $179.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes unfunded commitments related to the portion of portfolio company investments assigned to External Funds as described in "Note -12 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2021 and December 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2021	December 31, 2020
Debt Investments:
BridgeBio Pharma LLC	$70,000	—
uniQure B.V.	65,000	—
G1 Therapeutics, Inc.	20,000	10,000
Albireo Pharma, Inc.	20,000	—
Dashlane, Inc.	16,400	10,000
Udacity, Inc.	15,000	15,000
Grove Collaborative, Inc.	13,720	—
Pollen, Inc.	13,000	13,000
BitSight	12,500	—
Varsity Tutors LLC	11,000	5,210
AppDirect, Inc.	10,000	—
Axsome Therapeutics, Inc.	10,000	10,000
Rhino Labs, Inc.	8,000	—
Clarabridge, Inc.	7,500	7,500
Businessolver.com, Inc.	6,375	6,375
Carbon Health Technologies, Inc.	5,625	—
Equality Health, LLC	3,500	—
Khoros (p.k.a Lithium Technologies)	3,019	—
FreedomPay, Inc.	2,500	—
Logicworks	2,000	2,000
Velo3d, Inc.	1,786	—
ThreatConnect, Inc.	1,600	1,800
Ikon Science Limited	1,050	1,050
Mobile Solutions Services	848	848
The CM Group LLC	750	750
Yipit, LLC	400	425
Pineapple Energy LLC	360	—
Gryphon Networks Corp.	268	—
ePayPolicy Holdings, LLC	250	250
Cytracom Holdings LLC	250	250
SingleStore, Inc. (p.k.a. memsql, Inc.)	—	25,000
Codiak Biosciences, Inc.	—	20,000
Bicycle Therapeutics PLC	—	15,000
Geron Corporation	—	6,500
3GTMS, LLC.	—	5,036
CloudBolt Software Inc.	—	5,000
Nuvolo Technologies Corporation	—	5,000
Reltio, Inc.	—	5,000
Optimizely Mergerco, Inc.	—	2,500
Velocity Clinical Research, Inc.	—	750
Total Unfunded Debt Commitments:	322,701	174,244

Investment Funds & Vehicles:
Forbion Growth Opportunities Fund I C.V.	4,646	5,527
Total Unfunded Commitments in Investment Funds & Vehicles:	4,646	5,527

Total Unfunded Commitments	$327,347	$179,771

(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This also excludes $7.8 million of unfunded commitments as of June 30, 2021, to portfolio companies related to loans assigned to the External Funds as described in "Note -12 Related Party Transactions". There were no unfunded commitments related to External Funds as of December 31, 2020. For investment funds and vehicles, amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations and type:

(in thousands)	June 30, 2021	December 31, 2020
Unfunded Debt Commitments:
Expiring during:
2021	$179,411	$129,710
2022	115,599	15,000
2023	12,775	6,375
2024	12,317	14,892
2025	731	8,267
2026	1,868	—
Total Unfunded Debt Commitments	322,701	174,244

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	4,646	5,527
Total Unfunded Commitments in Investment Funds & Vehicles	4,646	5,527
Total Unfunded Commitments	$327,347	$179,771

The following tables provide the Company’s contractual obligations as of June 30, 2021 and December 31, 2020:

As of June 30, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,189,826	$230,000	$151,745	$400,000	$408,081
Lease and License Obligations (4)	9,463	3,719	4,232	1,512	—
Total	$1,199,289	$233,719	$155,977	$401,512	$408,081

As of December 31, 2020:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in an investment fund.
(2)
Includes $53.7 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $117.9 million of the 2027 Asset-Backed Notes, $196.5 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of June 30, 2021. There was no outstanding debt under the Wells Facility and $1.7 million outstanding debt under the Union Bank Credit Facility as of June 30, 2021.
(3)
Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
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

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. For the three and six months ended June 30, 2021, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2020, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.5 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of June 30, 2021 and 2020:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total operating lease cost	$738	$735	$1,476	$1,470
Cash paid for amounts included in the measurement of lease liabilities	$578	$1,111	$1,737	$1,661
ROU assets obtained in exchange for lease liabilities	$—	$—	$—	$—

	As of June 30, 2021	As of June 30, 2020
Weighted-average remaining lease term (in years)	3.79	4.47
Weighted-average discount rate	5.41%	5.46%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2021:

(in thousands)
Remainder of 2021	$1,782
2022	3,040
2023	2,381
2024	734
2025	778
Thereafter	—
Total lease payments	8,715
Less: imputed interest	(902)
Total operating lease liability	$7,813

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

12. Related Party Transactions

As disclosed in "Note 2 - Summary of Significant Accounting Policies", the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. Refer to "Note 4 – Investments" for information related to income, gains and losses recognized related to the Company’s investment.

In March 2021, the Adviser Subsidiary entered into an investment management agreement with a privately-offered External Fund (the “Initial Fund”), and it expects to receive management fees based on the assets under management of the Initial Fund and may receive incentive fees based on the performance of the Initial Fund. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three and six months ended June 30, 2021 are net of expenses allocated to the Adviser Subsidiary of $1.2 million and $2.1 million, respectively. As of June 30, 2021 the Company owed the Adviser Subsidiary $0.8 million related to settlement of investment assignments to the External Funds. As of December 31, 2020, no amounts were due to or outstanding from the Adviser Subsidiary. During the three and six months ended June 30, 2020, the Company did not allocate any expenses to the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the External Funds managed by the Adviser Subsidiary or assign a portion of investments to the External Funds in accordance with the Company’s allocation policy. In connection with the establishment of the Initial Fund during the three and six months ended June 30, 2021, $41.1 million and $104.8 million of 2021 investment commitments were assigned to the Initial Fund. For the six months ended June 30, 2021, fundings of $79.9 million were made by the External Funds. The Company received $75.6 million from the External Funds relating to the assigned investments during the six months ended June 30, 2021. No investments were assigned to or amounts received in the three and six months ended June 30, 2020.

13. Recent Accounting Pronouncements

Recently Issued or Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt  Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging  Contracts in Entity’s Own Equity (Subtopic 815-40)”, which is intended to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The amendment, among other things, reduces the number of accounting models for convertible debt instruments and convertible preferred stock and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share. The new guidance is effective for interim and annual periods beginning after December 15, 2021. The Company does not intend to early adopt the standard and does not anticipate adoption to have a material impact to the consolidated financial statements and related disclosures.

14. Subsequent Events

On July 21, 2021, the Board declared a cash distribution of $0.32 per share to be paid on August 18, 2021 to stockholders of record as of August 11, 2021. In addition to the cash distribution, and as part of the declared supplemental cash distribution of $0.28 per share for the fiscal 2021 made on April 21, 2021, the Board declared a supplemental cash distribution of $0.07 per share to be paid on August 18, 2021 to stockholders of record as of August 11, 2021. Including the $0.07 per share supplemental cash distribution paid to stockholders of record as of May 12, 2021, the Board has declared to date a total of $0.14 per share of the $0.28 per share fiscal 2021 supplemental cash distribution declared on April 21, 2021.

Redemption of April 2025 Notes

On July 1, 2021, the Company fully redeemed the aggregate outstanding $75.0 million of principal and $0.6 million of accrued interest pursuant to the redemption terms of the April 2025 Notes Indenture. The Company accelerated recognition of $1.5 million of debt issuance costs associated with the extinguishment of the debt.

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

We also make investments in qualifying small businesses through our wholly owned SBICs. We currently have one active SBIC, HC IV, which holds approximately $92.7 million in tangible assets which accounted for approximately 3.6% of our total assets as of June 30, 2021.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology, life sciences, and sustainable and renewable technology related companies at various stages of their development. Consistent with requirements under the 1940 Act, we invest primarily in U.S. based companies and to a lesser extent in foreign companies.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.5 billion and $2.4 billion as of June 30, 2021 and December 31, 2020, respectively. The fair value of our debt investment portfolio as of June 30, 2021 was approximately $2.2 billion, compared to a fair value of approximately $2.1 billion at December 31, 2020. The fair value of the equity portfolio as of June 30, 2021 was approximately $229.9 million, compared to a fair value of approximately $224.7 million as of December 31, 2020. The fair value of the warrant portfolio as of June 30, 2021 was approximately $46.7 million, compared to a fair value of approximately $34.6 million as of December 31, 2020.

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

During the six months ended June 30, 2021, a total of $104.8 million of investment commitments made, representing $79.9 million of debt, equity, and warrant fundings during the period, were assigned to the External Funds managed by the Adviser Subsidiary.

Our portfolio activity for the six months ended June 30, 2021 and June 30, 2020 was comprised of the following:

(in millions)	June 30, 2021	June 30, 2020
Gross Debt Commitments (1)
New portfolio company	$639.7	$312.0
Existing portfolio company	316.7	210.0
Sub-total	956.4	522.0
Less: Debt commitments assigned to External Funds	$(102.8)	—
Net Debt Commitments	$853.6	$522.0
Gross Funded and Restructured Debt Investments (2)
New portfolio company	$442.8	$146.8
Existing portfolio company	174.9	218.1
Sub-total	617.7	364.9
Less: Debt fundings assigned to External Funds (3)	$(77.9)	—
Net Debt Fundings	$539.8	$364.9
Funded Equity Investments and Investment Funds and Vehicles
New portfolio company	$13.3	$—
Existing portfolio company	2.9	1.0
Sub-total	$16.2	$1.0
Less: Equity fundings assigned to External Funds	$(2.0)	—
Total	$14.2	$1.0
Unfunded Contractual Commitments (4)
Total	$327.3	$165.1
Non-Binding Term Sheets
New portfolio company	$154.5	$20.0
Existing portfolio company	$3.0	10.0
Total	$157.5	$30.0

(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include debt on revolving facilities.
(3)
Funded amounts include $4.3 million of direct fundings of debt investments made by External Funds.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $7.8 million of unfunded commitments as of June 30, 2021, to portfolio companies related to loans assigned to the External Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2021, we received approximately $397.2 million in aggregate principal repayments. Of the approximately $397.2 million of aggregate principal repayments, approximately $37.8 million were scheduled principal payments and approximately $359.4 million were early principal repayments related to 22 portfolio companies. $36.8 million of the early principal repayments were early repayments due to merger and acquisition transactions of 3 portfolio investments.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the six months ended June 30, 2021 and June 30, 2020 was as follows:

(in millions)	June 30, 2021	June 30, 2020
Beginning portfolio	$2,354.1	$2,314.5
New fundings and restructures	634.0	365.9
Fundings assigned to External Funds(1)	(79.9)	—
Warrants not related to current period fundings	0.8	(0.3)
Principal payments received on investments	(37.8)	(33.3)
Early payoffs	(359.4)	(235.9)
Accretion of loan discounts and paid-in-kind principal	21.1	22.0
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(10.5)	(1.4)
New loan fees	(7.4)	(5.0)
Warrants converted to equity	—	—
Sale of investments	(70.1)	(19.7)
Gain (loss) on investments due to sales or write offs	(7.2)	7.1
Net change in unrealized appreciation (depreciation)	83.4	(50.4)
Ending portfolio	$2,521.1	$2,363.5

(1)
Funded amounts include $4.3 million of direct fundings of debt investments made by External Funds.

As of June 30, 2021, we held debt, warrants, or equity positions in one company that has filed a registration statement on Form S-1 with the SEC in contemplation of a potential initial public offering, and five companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Number of portfolio companies with debt outstanding	92	97
Percentage of debt bearing a floating rate	96.8%	96.9%
Percentage of debt bearing a fixed rate	3.2%	3.1%
Weighted average core yield (1)	11.5%	11.6%
Weighted average effective yield (2)	12.7%	12.9%
Prime rate at the end of the period	3.3%	3.3%

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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income primarily from commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2021, our debt investments generally have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.0% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees which are received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $37.3 million of unamortized fees as of June 30, 2021, of which approximately $31.9 million was included as an offset to the cost basis of our current debt investments and approximately $5.4 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, we had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of our current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2021, we had approximately $38.0 million in exit fees receivable, of which approximately $34.7 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. As of December 31, 2020, we had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.6 million and $2.1 million in PIK income during the three months ended June 30, 2021 and 2020, respectively. We recorded approximately $5.2 million and $4.1 million in PIK income during the six months ended June 30, 2021 and 2020, respectively.

The core yield on our debt investments, a non-GAAP measure, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments, was 11.5% and 11.5% during the three months ended June 30, 2021 and 2020, respectively. The core yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the year, excluding fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments. We believe this measure is useful for our investors as it provides the yield at which our debt investments are originated and eliminates one-off items that can fluctuate significantly from period to period, thereby allowing for a more meaningful comparison with our peer companies. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 12.7% and 12.2% for the three months ended June 30, 2021 and 2020, respectively. The effective yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. We believe this measure is useful for our investors as it provides the yield for our entire debt portfolio, which investors can compare with that of our peer companies. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield, a non-GAAP measure, on our investment portfolio was 11.8% and 12.2% during the three months ended June 30, 2021 and 2020, respectively. The total yield is derived by dividing total GAAP investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost. We believe this measure is useful for our investors as it provides the total yield for our investments comprising of debt, equity, and warrants at origination to allow a more meaningful comparison with our peer companies. The comparable total yield calculated on a GAAP basis on our investment portfolio was 11.3% and 11.8% for the three months ended June 30, 2021 and 2020, respectively. The comparable GAAP measure is calculated by dividing total GAAP investment income by our total investment portfolio assets at fair value outstanding at the beginning of the year.

The total return for our investors was approximately 23.7% and (20.9)% during the six months ended June 30, 2021 and 2020, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$789,877	31.3%	$757,163	32.2%
Software	675,565	26.8%	780,045	33.1%
Internet Consumer & Business Services	630,540	25.0%	514,538	21.9%
All other industries (1)	425,108	16.9%	302,332	12.8%
Total	$2,521,090	100.0%	$2,354,078	100.0%

(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of June 30, 2021, the fair value as a percentage of total portfolio does not exceed 4.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the six months ended June 30, 2021 and the year ended December 31, 2020, our ten largest portfolio companies represented approximately 30.5% and 27.9% of the total fair value of our investments in portfolio companies, respectively. As of June 30, 2021 and December 31, 2020, we had six and three investments, respectively, that represented 5% or more of our net assets. As of June 30, 2021, we had four equity investments representing approximately 49.9% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2020, we had four equity investments which represented approximately 63.7% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, approximately 96.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime rate and LIBOR, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt may also have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2021, we held warrants in 93 portfolio companies, with a fair value of approximately $46.7 million. The fair value of our warrant portfolio increased by approximately $12.1 million, as compared to a fair value of $34.6 million as of December 31, 2020 primarily related to the increase in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $61.5 million to exercise such warrants as of June 30, 2021. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2021 and December 31, 2020, respectively:

(in thousands)	June 30, 2021			December 31, 2020
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	23	$637,150	28.4%	16	$410,955	19.6%
2	46	1,192,671	53.1%	46	1,027,931	49.1%
3	20	403,836	18.0%	28	621,323	29.7%
4	1	8,374	0.4%	3	25,313	1.2%
5	2	1,345	0.1%	4	8,913	0.4%
	92	$2,243,376	100.0%	97	$2,094,435	100.0%

As of June 30, 2021 and December 31, 2020, our debt investments had a weighted average investment grading of 1.93 and 2.16 on a cost basis, respectively. Our policy is to downgrade our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 pandemic and related disruption to markets and businesses continues to evolve, we are continuing to maintain close communications with our portfolio companies. This includes continuing to proactively assess and manage potential risks across our debt investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2021 and December 31, 2020:

	As of June 30,		As of December 31,
	2021		2020
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,376	99.0%	$2,284	98.7%
Non-accrual	23	1.0%	31	1.3%
Total Investments	$2,399	100.0%	$2,315	100.0%

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

Investment Income

Total investment income for the three months ended June 30, 2021 was approximately $69.6 million as compared to approximately $68.0 million for the three months ended June 30, 2020. Total investment income for the six months ended June 30, 2021 was approximately $138.3 million as compared to approximately $141.6 million for the six months ended June 30, 2020.

Interest Income

For the three and six months ended June 30, 2021 and 2020, the components of interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual interest income	$51,083	$51,988	$100,303	$103,212
Exit fee interest income	$6,754	8,190	$17,571	19,446
PIK interest income	$2,650	2,099	$5,211	4,147
Other interest income (1)	$819	1,278	2,003	2,954
Total interest income	$61,306	$63,555	$125,088	$129,759

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended June 30, 2021 totaled approximately $61.3 million as compared to approximately $63.6 million for the three months ended June 30, 2020. Interest income for the six months ended June 30, 2021 totaled approximately $125.1 million as compared to approximately $129.8 million for the six months ended June 30, 2020. The decrease in interest income for the three and six months ended June 30, 2021 as compared to the same period ended June 30, 2020 is primarily attributable to decrease in the weighted average principal outstanding of loans.

Of the $61.3 million in interest income for the three months ended June 30, 2021, approximately $60.0 million represents recurring income from the contractual servicing of our loan portfolio and approximately $1.3 million represent income related to the acceleration of income due to early loan repayments and other one-time events during the period. Of the $63.6 million in interest income for the three months ended June 30, 2020, approximately $61.3 million represents income from recurring interest and approximately $2.3 million represents the acceleration of interest income due to early loan repayments and other one-time events during the period.

Of the $125.1 million in interest income for the six months ended June 30, 2021, approximately $118.2 million represents recurring income from the contractual servicing of our loan portfolio and approximately $6.9 represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Of the $129.8 million in interest income for the six months ended June 30, 2020, approximately $122.1 million represents recurring interest and approximately $7.7 million represents acceleration of interest income due to early loan repayments and other one-time events during the period.

The following table shows the PIK-related activity for the six months ended June 30, 2021 and 2020, at cost:

	Six Months Ended June 30,
(in thousands)	2021	2020
Beginning PIK interest receivable balance	$14,817	$14,498
PIK interest income during the period	5,211	4,147
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(5,684)
Payments received from PIK loans	(2,793)	(1,107)
Realized gain (loss)	(49)	—
Ending PIK interest receivable balance	$17,186	$11,854

The increase in PIK interest income during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is due to an increase in the weighted average principal outstanding for loans on accrual which bear PIK interest. Payments on PIK loans are normally received only in the event of payoffs. PIK receivable at both June 30, 2021 and June 30, 2020 represents less than 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three and six months ended June 30, 2021 totaled approximately $8.3 million and $13.2 million respectively, as compared to approximately $4.4 million and $11.8 million for the three and six months ended June 30, 2020 respectively. The increase in fee income for the three and six months ended June 30, 2021 is primarily due to an increase in the facilities fees and one-time fees due to early repayments.

For the three and six months ended June 30, 2021, of the $8.3 million and $13.2 million, respectively, in fee income from commitment, facility, and loan related fees, approximately $1.9 million and $3.7 million represents income from recurring fee amortization, approximately $0.7 million and $1.3 million represents the acceleration of unamortized fees from expired commitments, and approximately $5.7 million and $8.2 million represents income due to the acceleration of unamortized fees related to early payoffs during the period, each respectively.

For the three and six months ended June 30, 2020, of the $4.4 million and $11.8 million, respectively, in fee income, approximately $2.9 million and $5.8 million represents income from recurring fee amortization, and approximately $1.5 million and $6.0 million represents acceleration of unamortized fees due to early loan repayments represent.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2021 or 2020.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt, general and administrative expenses, and employee compensation and benefits. Our net operating expenses totaled approximately $32.6 million and $66.8 million, respectively, and $32.3 million and $65.3 million, respectively, during the three and six months ended June 30, 2021 and 2020, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $16.7 million and $16.7 million for the three months ended June 30, 2021 and 2020, respectively. Despite higher borrowing costs interest and fee expense during the three months ended June 30, 2021, was flat as compared to the three months ended June 30, 2020 attributable to lower weighted average debt outstanding. Interest and fees on our debt totaled approximately $34.3 million and $33.1 million, for the six months ended June 30, 2021 and 2020, respectively. Our interest and fee expense during the six months ended June 30, 2021, was higher as compared to the six months ended June 30, 2020 due to higher borrowing costs.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.4% and 5.0% for the three months ended June 30, 2021 and 2020, respectively, and 5.4% and 5.1% for the six months ended June 30, 2021 and 2020, respectively. The increase in the weighted average cost of debt for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily driven by one-time fee acceleration related to prepayments of our SBA Debentures, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses decreased to $5.8 million from $5.9 million for the three months ended June 30, 2021 and 2020, respectively, and decreased to $10.8 million from $11.9 million for the six months ended June 30, 2020. The decrease in general and administrative expenses for the three and six months ended June 30, 2021 is primarily attributable to a decrease in legal expenses.

Employee Compensation

Employee compensation and benefits totaled $8.3 million and $18.2 million, respectively, for the three and six months ended June 30, 2021 as compared to $7.2 million and $15.4 million respectively, for the three and six months ended June 30, 2020. The increase between the three and six months ended June 30, 2021 and 2020 was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $2.9 million and $5.7 million respectively, for the three and six months ended June 30, 2021 as compared to $2.5 million and $5.0 million respectively, for the three and six months ended June 30, 2020. The increase in employee stock-based compensation for the three and six months ended June 30, 2021 was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (“Sharing Agreement”), through which the Adviser Subsidiary will utilize our human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three and six months ended June 30, 2021 are net of expenses allocated to the Adviser Subsidiary of $1.2 million and $2.1 million respectively. As of June 30, 2021, no amounts remained receivable from the Adviser Subsidiary related to the expenses allocated during the period.

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

A summary of net realized gains and losses on investments for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Realized gains	$47,861	$2,531	$57,365	$14,719
Realized losses	(62,143)	(2,390)	(63,877)	(7,611)
Net realized gains (losses)	$(14,282)	$141	$(6,512)	$7,108

During the three and six months ended June 30, 2021, we recognized net realized losses of $14.3 million and $6.5 million, respectively, on the portfolio. During the three and six months ended June 30, 2021, we recorded gross realized gains of $47.9 million and $57.4 million, respectively, primarily from the sale of DoorDash, Inc. and TransMedics Group, Inc. Our gains were offset by gross realized losses of $62.1 million and $63.9 million, respectively, primarily from the write-off of our investment in Solar Spectrum Holdings, LLC.

During the three and six months ended June 30, 2020, we recognized net realized gains of $0.1 million and $7.1 million, respectively, on the portfolio. During the three and six months ended June 30, 2020, we recorded gross realized gains of $2.5 million and $14.7 million, respectively, primarily from the sale of public equity holdings. These gains were offset by gross realized losses of $2.4 million and $7.6 million, respectively, primarily from the liquidation or write-off of our equity and warrant positions during the period.

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Board. The following table summarizes the movements in net change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Gross unrealized appreciation on portfolio investments	$56,815	$56,712	$114,071	$71,032
Gross unrealized depreciation on portfolio investments	(24,589)	(33,365)	(53,040)	(119,888)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	29,338	2,593	22,366	(1,474)
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	61,564	25,940	83,397	(50,330)
Other net unrealized appreciation (depreciation)	(1,515)	—	(1,515)	—
Total net unrealized appreciation (depreciation) on investments	$60,049	$25,940	$81,882	$(50,330)

During the three and six months ended June 30, 2021, we recorded cumulative $60.0 million and $81.9 million, respectively of net unrealized appreciation, which was primarily from net unrealized appreciation from our debt, equity, warrant, and investment funds and vehicles investments.

We recorded $1.5 million and $9.6 million of net unrealized appreciation on our debt investments for the three and six months ended June 30, 2021, respectively. The total net unrealized appreciation on our debt investments for the three and six months ended June 30, 2021 was comprised of $4.6 million net unrealized depreciation and $2.5 million net unrealized appreciation, respectively, on the debt portfolio, and $6.1 million and $7.1 million, respectively, of unrealized appreciation due to the reversal of unrealized depreciation upon write-off of our debt investments and pay-off of our portfolio companies during the period.

We recorded $55.1 million and $61.2 million of net unrealized appreciation on our equity investments for the three and six months ended June 30, 2021, respectively. The total net unrealized appreciation on our equity investments for the three and six months ended June 30, 2021 was comprised of $4.9 million and $12.7 million, respectively, of net unrealized appreciation on our warrant investments, none and $0.1 million of net unrealized depreciation on our investment funds and vehicles investments.

The total net unrealized appreciation of $60.0 million and $73.8 million on the equity, warrant portfolio, and investment fund portfolio for the three and six months ended June 30, 2021, respectively, was primarily attributable to $36.8 million and $58.7 million, respectively, of unrealized appreciation on the equity, warrant portfolio, and investment fund portfolio and $23.2 million and $15.3 million, respectively, of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended June 30, 2020, we recorded cumulative $25.9 million of net unrealized appreciation, from our debt, equity and warrant investments. During the six months ended June 30, 2020, we recorded $50.3 million of net unrealized depreciation, from our debt, equity, and warrant investments.

We recorded $15.3 million and $41.0 million of net unrealized depreciation on our debt investments for the three and six months ended June 30, 2020, respectively. The total net unrealized depreciation on our debt investments for three and six months ended June 30, 2020,which was comprised of $15.9 million and $42.4 million, respectively, of net unrealized depreciation on the debt portfolio partially offset by $0.7 million and $1.4 million, respectively, of unrealized appreciation due to the reversal of unrealized depreciation upon pay-off of our portfolio companies.

We recorded $29.8 million of net unrealized appreciation on our equity investments and $11.4 million appreciation on our warrant investments during the three months ended June 30, 2020. The total net unrealized appreciation of $41.2 million on our equity and warrant investments was primarily attributable to $39.3 million of unrealized appreciation on the equity and warrant portfolio and $1.9 million of unrealized appreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

We recorded $14.1 million of net unrealized depreciation on our equity investments and $4.8 million appreciation of net unrealized appreciation on our warrant investments during the six months ended June 30, 2020. The total net unrealized depreciation of $9.3 million on our equity and warrant investments, was primarily attributable to $6.5 million of unrealized depreciation on the equity and warrant portfolio and $2.8 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three and six months ended June 30, 2021, we had a net increase in net assets resulting from operations of approximately $82.7 million and $146.9 million, respectively. For the three and six months ended June 30, 2020, we had a net increase in net assets resulting from operations of approximately $61.8 million and $33.0 million, respectively.

The basic and fully diluted net change in net assets per common share were $0.71 and $0.65 per share and $1.27 and $1.21 for the three and six months ended June 30, 2021, respectively. Both the basic and fully diluted net change in net assets per common share were $0.55 and $0.29 per share respectively, for the three and six months ended June 30, 2020.

For the purpose of calculating diluted earnings per share for the three and six months ended June 30, 2021, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method was considered. The effect of the 2022 Convertible Notes was included in these calculations for the three and six months ended June 30, 2021. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and six months ended June 30, 2020 as our share price was less than the conversion price in effect which results in anti-dilution.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to External Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary. For the three and six months ended June 30, 2021 and 2020, no dividends were declared by the Adviser Subsidiary.

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

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, ATM, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBICs. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

During the six months ended June 30, 2021, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) debt offerings along with borrowings on our credit facilities.

During the six months ended June 30, 2021, our operating activities used $12.2 million of cash and cash equivalents, compared to $12.8 million used during the six months ended June 30, 2020. This $0.6 million decrease in cash used in operating activities was primarily driven by an increase of $188.0 million in purchases of investments (net of assignments to External Funds), which was offset by a $125.6 million increase in principal and fee payments received on investments and $50.8 million of proceeds, $13.6 million realized gains, received from the sale of equity investments.

During the six months ended June 30, 2021, our investing activities used approximately $12 thousand of cash, compared to $67 thousand used during the six months ended June 30, 2020. The $55 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.

During the six months ended June 30, 2021, our financing activities used $201.2 million of cash, compared to $32.7 million used in financing activities during the six months ended June 30, 2020. The $168.5 million increase in cash flows used in financing activities was primarily due to repayments of $99.0 million SBA Debentures and $63.1 million and $53.5 million was paid down on the 2027 Asset-Backed Notes and 2028 Asset-Based Notes, respectively, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

As of June 30, 2021, our net assets totaled $1.4 billion, with a NAV per share of $11.71. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

Available liquidity and capital resources as of June 30, 2021

As of June 30, 2021, we had $610.0 million in available liquidity, including $18.4 million in cash and cash equivalents. We had available borrowing capacity of $72.0 million under the Wells Facility, $398.3 million under the Union Bank Facility, and an additional $121.3 million available from our SBA license, as applicable, subject to existing terms, borrowing base, advance rates, regulatory requirements and regulatory approval. The Wells Facility has an accordion provision through which the available borrowing capacity could be increased up to $125.0 million.

The 1940 Act as amended, permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of June 30, 2021, our asset coverage ratio under our regulatory requirements as a BDC was 219.3% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 213.9% as of June 30, 2021.

As of June 30, 2021, we had $53.7 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $75.0 million of April 2025 Notes, $70.0 million of June 2025 Notes, $50.0 million of March 2026 A Notes, $50.0 million of March 2026 B Notes, $40.0 million of 2033 Notes, $117.9 million of 2027 Asset-Backed Notes, $196.5 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable, along with $1.7 million outstanding on the Union Facility and Wells Facility.

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

Additionally, we have gained access to $175.0 million of capital through the SBA debenture program. This is in addition to our regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of June 30, 2021, we have contributed $38.5 million of regulatory capital to HC IV, and on March 26, 2021, we drew down $37.5 million and June 26, 2021 $16.2 million of SBA debentures available to us through HC IV. On May 5, 2021 we paid down the remaining outstanding $34.0 million of HT III SBA Debentures, and on June 15, 2021 surrendered our license for HT III.

As of June 30, 2021, we had approximately $5.8 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. During the six months ended June 30, 2021, $63.1 million and $53.5 million was paid down on the 2027 Asset-Backed Notes and 2028 Asset-Based Notes, respectively.

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

There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the six months ended June 30, 2021. During the six months ended June 30, 2020, we sold 6.0 million shares of common stock under the 2019 Equity Distribution Agreement. As of June 30, 2021, approximately 16.2 million shares remain available for issuance and sale under the Equity 2020 Distribution Agreement.

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

As of June 30, 2021, we had approximately $327.3 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes $7.8 million of unfunded commitments which represent the portion of portfolio company commitments assigned to the External Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from debt to fund these commitments.

We also had approximately $157.5 million of non-binding term sheets outstanding to six new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.6 million respectively during the three and six months ended June 30, 2021 and approximately $0.8 million and $1.5 million during the three and six months ended June 30, 2020.

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

As of June 30, 2021, approximately 97.8% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

In accordance with procedures established by its Board, the Company values investments on a quarterly basis following a multistep valuation process. Investments purchased within the preceding two calendar quarters before the valuation date and debt investments with remaining maturities within 12 months or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity, unless such valuation, in the judgment of the Company, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board.

The Company engages one or more independent valuation firm(s) to provide management with assistance in determining the fair value of selected portfolio investments each quarter. In selecting which portfolio investments to engage an independent valuation firm, the Company considers a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality, and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board, and the Company may engage an independent valuation firm to value all or some of our portfolio investments. The Board are ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith. In determining the fair value of a portfolio investment in good faith, the Company recognizes these determinations are made using the best available information that is knowable or reasonably knowable. In addition, changes in the market environment, portfolio company performance and other events that may occur over the duration of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for an additional discussion of our valuation policies for the three and six months ended June 30, 2021 and 2020.

Income Recognition

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our income recognition policy for the three and six months ended June 30, 2021 and 2020.

Income Taxes

Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 6 – Income Taxes” included in the notes to our consolidated financial statements appearing elsewhere in this report, and also “Distributions” for a discussion of our income tax policy.

Subsequent Events

Refer to “Note 14 – Subsequent Events” included in the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2021, approximately 96.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our debt under the Credit Facilities bear interest at a floating rate and the debt under our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(3)	$(21)	$18	$0.00
(50)	$(3)	$(14)	$11	$0.00
(25)	$(3)	$(7)	$4	$0.00
25	$3,425	$7	$3,418	$0.03
50	$6,893	$14	$6,879	$0.06
75	$10,339	$21	$10,318	$0.09
100	$13,862	$28	$13,834	$0.12
200	$29,236	$56	$29,180	$0.25
We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2021, we did not engage in interest rate or foreign currency hedging activities.

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

For additional information regarding the interest rate associated with each of our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, April 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2  “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

ITEM  1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 (the “Annual Report”) and Part II, Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on April 29, 2021.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2021 that represent greater than 5% of our net assets:

	June 30, 2021
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$118,393	8.7%
Worldremit Group Limited	95,142	7.0%
Rocket Lab Global Services, LLC	87,182	6.4%
EverFi, Inc.	84,561	6.2%
Houzz, Inc.	75,542	5.6%
uniQure B.V.	71,840	5.3%

•
BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•
WorldRemit Group Limited is a global online money transfer business.
•
Rocket Lab Global Services, LLC is a commercial space provider of high-frequency, low-cost launches.
•
EverFi, Inc. is a technology company that offers a web-based media platform to teach and certify students in the core concepts of financial literacy, from student loan defaults and sub-prime mortgages to credit card debt and rising bankruptcy rates.
•
Houzz, Inc. is a leading online platform for home remodeling and design, providing people with everything they need to improve their homes from start to finish - online or from a mobile device.
•
uniQure B.V. is a leader in the field of gene therapy, developing proprietary therapies to treat patients with severe genetic diseases of the central nervous system and liver.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the six months ended June 30, 2021, we issued 133,943 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.1 million.

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

* Filed herewith.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2021 (unaudited)

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2020 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2021 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$1,472	$—	$14,970	$9,609	$—	$(1,258)	$23,321
	Preferred Stock	—	—	31,554	—	—	(12,085)	19,469
	Common Stock	—	—	2,276	—	—	(872)	1,404
Hercules Adviser LLC (6)	Unsecured Debt	14	—	—	3,000	—	—	3,000
	Member Units	—	—	—	35		10,888	10,923
Total Majority Owned Control Investments		$1,486	$—	$48,800	$12,644	$—	$(3,327)	$58,117
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,600	$—	$—	$(226)	$8,374
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$342	$—	$8,600	$—	$—	$(226)	$8,374
Total Control Investments		$1,828	$—	$57,400	$12,644	$—	$(3,553)	$66,491

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$309	$1,309
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	2	—	7,500	40	—	—	7,540
	Common Stock	—	—	840	—	—	61	901
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	(641)	—	—	(681)	681	—
	Common Stock	—	(61,502)	—	—	(61,502)	61,502	—
Total Affiliate Investments		$2	$(62,143)	$8,340	$3,248	$(66,176)	$64,338	$9,750
Total Control and Affiliate Investments		$1,830	$(62,143)	$65,740	$15,892	$(66,176)	$60,785	$76,241

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
(10)
As of June 30, 2021, the Company’s investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) were written off for a realized loss.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2021 (unaudited)

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,639	$13,935
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,808	9,386
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	19,469
	Diversified Financial Services	Common Stock			830,000	1,884	1,404
Total Gibraltar Business Capital, LLC						$52,453	$44,194
Hercules Adviser LLC		Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$3,000	$3,000	$3,000
		Member Units				35	10,923
Total Hercules Adviser LLC						$3,035	$13,923
Total Majority Owned Control Investments (4.28%)*						$55,488	$58,117
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	124
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,374
Total Other Control Investments (0.62%)*						$22,413	$8,374
Total Control Investments (4.90%)*						$77,901	$66,491

Affiliate Investments
Black Crow Al, Inc.	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,309
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$40	40	40
	Sustainable and Renewable Technology	Common Stock			17,647	4,767	901
Total Pineapple Energy LLC						$12,307	$8,441
Total Affiliate Investments (0.72%)*						$13,307	$9,750
Total Control and Affiliate Investments (5.62%)*						$91,208	$76,241

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

HERCULES CAPITAL, INC. (Registrant)

Dated: July 29, 2021	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: July 29, 2021	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer