Form 10-Q
period 2021-09-30
Hercules Capital, Inc.
filed 2021-10-28
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On October 21, 2021, there were 115,899,422 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts, unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,330,982 and $2,175,651, respectively)	$2,436,307	$2,288,338
Control investments (cost of $81,020 and $65,257, respectively)	65,835	57,400
Affiliate investments (cost of $13,387 and $74,450, respectively)	9,712	8,340
Total investments, at fair value (cost of $2,425,389 and $2,315,358, respectively)	2,511,854	2,354,078
Cash and cash equivalents	235,851	198,282
Restricted cash	13,509	39,340
Interest receivable	17,859	19,077
Right of use asset	7,373	9,278
Other assets	4,762	3,942
Total assets	$2,791,208	$2,623,997

Liabilities
Debt (net of debt issuance costs - Note 5)	$1,408,701	$1,286,638
Accounts payable and accrued liabilities	37,098	36,343
Operating lease liability	7,877	9,312
Total liabilities	$1,453,676	$1,332,293

Net assets consist of:
Common stock, par value	116	115
Capital in excess of par value	1,166,725	1,158,198
Total distributable earnings	170,691	133,391
Total net assets	$1,337,532	$1,291,704
Total liabilities and net assets	$2,791,208	$2,623,997

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	115,925	114,726
Net asset value per share	$11.54	$11.26

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

	September 30, 2021	December 31, 2020
(Dollars in thousands)	(unaudited)
Assets
Restricted Cash	$13,509	$39,340
2027 Asset-Backed Notes, investments in securities, at value (cost of $205,093 and $267,657, respectively)	206,707	269,551
2028 Asset-Backed Notes, investments in securities, at value (cost of $294,497 and $355,236, respectively)	297,094	356,097
Total assets	$517,310	$664,988

Liabilities
2027 Asset-Backed Notes, net (principal of $115,373 and $180,988, respectively) (1)	$114,120	$178,812
2028 Asset-Backed Notes, net (principal of $173,809 and $250,000, respectively) (1)	172,324	247,647
Total liabilities	$286,444	$426,459

(1)
The Company’s 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 5 – Debt”.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Interest income
Non-control/Non-affiliate investments	$62,239	$64,403	$185,497	$192,408
Control investments	1,072	740	2,900	2,117
Affiliate investments	1	232	3	609
Total interest income	63,312	65,375	188,400	195,134
Fee income
Commitment, facility and loan fee income
Non-control/Non-affiliate investments	5,179	2,985	13,845	10,692
Control investments	20	5	43	15
Total commitment, facility and loan fee income	5,199	2,990	13,888	10,707
One-time fee income
Non-control/Non-affiliate investments	1,682	1,974	6,223	6,085
Total one-time fee income	1,682	1,974	6,223	6,085
Total fee income	6,881	4,964	20,111	16,792
Total investment income	70,193	70,339	208,511	211,926
Operating expenses:
Interest	13,069	14,807	42,309	44,415
Loan fees	1,674	1,824	6,694	5,268
General and administrative
Legal expenses	314	673	1,268	2,563
Tax expenses	2,395	994	5,579	3,028
Other expenses	3,771	3,624	10,481	11,622
Total general and administrative	6,480	5,291	17,328	17,213
Employee compensation
Compensation and benefits	8,898	7,181	27,051	22,575
Stock-based compensation	3,320	2,522	8,990	7,477
Total employee compensation	12,218	9,703	36,041	30,052
Total gross operating expenses	33,441	31,625	102,372	96,948
Expenses allocated to the Adviser Subsidiary	(1,337)	—	(3,474)	—
Total net operating expenses	32,104	31,625	98,898	96,948
Net investment income	38,089	38,714	109,613	114,978
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss)
Non-control/Non-affiliate investments	22,813	(48,501)	78,444	(41,393)
Affiliate investments	—	—	(62,143)	—
Loss on debt extinguishment	(1,702)	—	(1,702)	—
Total net realized gain (loss)	21,111	(48,501)	14,599	(41,393)
Net change in unrealized appreciation (depreciation)
Non-control/Non-affiliate investments	(31,759)	54,299	(10,662)	19,483
Control investments	(3,774)	646	(7,327)	(4,563)
Affiliate investments	(118)	(2,111)	64,220	(12,416)
Total net change in unrealized appreciation (depreciation)	(35,651)	52,834	46,231	2,504
Total net realized gain (loss) and change in unrealized appreciation (depreciation):	(14,540)	4,333	60,830	(38,889)
Net increase (decrease) in net assets resulting from operations	$23,549	$43,047	$170,443	$76,089

Net investment income before investment gains and losses per common share:
Basic	$0.33	$0.34	$0.95	$1.03
Change in net assets resulting from operations per common share:
Basic	$0.20	$0.38	$1.47	$0.68
Diluted	$0.20	$0.38	$1.46	$0.67
Weighted average shares outstanding
Basic	114,805	113,489	114,590	111,342
Diluted	116,239	113,744	115,550	111,590
Distributions paid per common share:
Basic	$0.39	$0.32	$1.15	$1.04

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended September 30, 2021	Shares	Par Value	of par value	(loss)	Assets
Balance as of June 30, 2021	115,867	$116	$1,163,910	$192,332	$1,356,358
Net increase (decrease) in net assets resulting from operations	—	—	—	23,549	23,549
Public offering, net of offering expenses	—	—	(10)	—	(10)
Issuance of common stock due to stock option exercises	14	—	180	—	180
Retired shares from net issuance	(3)	—	(52)	—	(52)
Issuance of common stock under restricted stock plan	38	—	—	—	—
Retired shares for restricted stock vesting	(46)	—	(872)	—	(872)
Distributions reinvested in common stock	55	—	947	—	947
Distributions	—	—	—	(45,190)	(45,190)
Stock-based compensation (1)	—	—	2,622	—	2,622
Balance as of September 30, 2021	115,925	$116	$1,166,725	$170,691	$1,337,532

For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase (decrease) in net assets resulting from operations	—	—	—	170,443	170,443
Public offering, net of offering expenses	—	—	(208)	—	(208)
Issuance of common stock due to stock option exercises	277	—	3,813	—	3,813
Retired shares from net issuance	(65)	—	(1,141)	—	(1,141)
Issuance of common stock under restricted stock plan	998	1	(1)	—	—
Retired shares for restricted stock vesting	(200)	—	(4,778)	—	(4,778)
Distributions reinvested in common stock	189	—	3,057	—	3,057
Distributions	—	—	—	(133,143)	(133,143)
Stock-based compensation (1)	—	—	7,785	—	7,785
Balance as of September 30, 2021	115,925	$116	$1,166,725	$170,691	$1,337,532

(1)
Stock-based compensation includes $36 and $86 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2021.

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended September 30, 2020	Shares	Par Value	of par value	(loss)	Assets
Balance as of June 30, 2020	114,230	115	$1,223,263	$(59,348)	$1,164,030
Net increase (decrease) in net assets resulting from operations	—	—	—	43,047	43,047
Public offering, net of offering expenses	—	—	(96)	—	(96)
Issuance of common stock under restricted stock plan	34	—	—	—	—
Retired shares for restricted stock vesting	(24)	—	(391)	—	(391)
Distributions reinvested in common stock	77	—	923	—	923
Distributions	—	—	—	(36,557)	(36,557)
Stock-based compensation (1)	—	—	2,124	—	2,124
Balance as of September 30, 2020	114,317	$115	$1,225,823	$(52,858)	$1,173,080

For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase (decrease) in net assets resulting from operations	—	—	—	76,089	76,089
Public offering, net of offering expenses	5,966	6	73,560	—	73,566
Issuance of common stock due to stock option exercises	29	—	362	—	362
Retired shares from net issuance	(24)	—	(376)	—	(376)
Issuance of common stock under restricted stock plan	835	1	(1)	—	—
Retired shares for restricted stock vesting	(51)	—	(1,553)	—	(1,553)
Distributions reinvested in common stock	198	—	2,393	—	2,393
Distributions	—	—	—	(116,782)	(116,782)
Stock-based compensation (1)	—	—	6,332	—	6,332
Balance as of September 30, 2020	114,317	$115	$1,225,823	$(52,858)	$1,173,080

(1)
Stock-based compensation includes $31 and $76 of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2020.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$170,443	$76,089
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,033,189)	(631,431)
Fundings assigned to Adviser Funds	107,793	—
Principal and fee payments received on investments	738,321	480,709
Proceeds from the sale of investments	98,567	22,057
Net unrealized (appreciation) depreciation on investments	(46,231)	(2,504)
Net realized (gain) loss on investments	(16,301)	41,393
Accretion of paid-in-kind principal	(8,105)	(6,481)
Accretion of loan discounts	(2,737)	(3,028)
Accretion of loan discount on convertible notes	504	504
Accretion of loan exit fees	(17,364)	(19,178)
Change in loan income, net of collections	21,730	11,986
Unearned fees related to unfunded commitments	(2,367)	30
Loss on extinguishment of debt	1,702	—
Amortization of debt fees and issuance costs	4,957	3,640
Depreciation and amortization	255	319
Stock-based compensation and amortization of restricted stock grants (1)	7,785	6,332
Change in operating assets and liabilities:
Interest receivable	1,218	701
Other assets	2,380	(1,844)
Accounts payable	—	(17)
Accrued liabilities	(680)	(3,292)
Net cash provided by (used in) operating activities	28,681	(24,015)

Cash flows used in investing activities:
Purchases of capital equipment	(12)	(115)
Net cash used in investing activities	(12)	(115)

Cash flows used in financing activities:
Issuance of common stock	—	73,856
Offering expenses	(208)	(290)
Retirement of employee shares	(2,106)	(1,567)
Distributions paid	(130,086)	(114,389)
Issuance of debt	1,396,406	614,082
Repayments of debt	(1,272,712)	(610,509)
Debt issuance costs	(4,830)	(1,419)
Fees paid for credit facilities and debentures	(3,395)	(2,569)
Net cash used in financing activities	(16,931)	(42,805)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,738	(66,935)
Cash, cash equivalents, and restricted cash at beginning of period	237,622	114,996
Cash, cash equivalents, and restricted cash at end of period	$249,360	$48,061

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$44,985	$46,209
Income tax, including excise tax, paid	$3,731	$2,478
Distributions reinvested	$3,057	$2,393

(1)
Stock-based compensation includes $86 and $76 of restricted stock and option expense related to director compensation for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$235,851	$27,554
Restricted cash	13,509	20,507
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$249,360	$48,061

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Communications & Networking	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.31%	$9,000	$8,789	$8,797
Rocket Lab Global Services, LLC (14)(16)	Communications & Networking	Senior Secured	June 2024	Interest rate PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$88,263	87,722	87,722
Subtotal: 1-5 Years Maturity						96,511	96,519
Subtotal: Communications & Networking (7.22%)*						96,511	96,519
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc. (17)(19)	Consumer & Business Products	Senior Secured	April 2025	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$19,600	19,177	19,177
Subtotal: 1-5 Years Maturity						19,177	19,177
Subtotal: Consumer & Business Products (1.43%)*						19,177	19,177
Diversified Financial Services
Under 1 Year Maturity
Newfront (9)	Diversified Financial Services	Convertible Debt	August 2022	PIK Interest 0.19%	$403	402	403
Subtotal: Under 1 Year Maturity						402	403
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 14.50%	$15,000	14,651	13,957
	Diversified Financial Services	Unsecured	September 2026	Interest rate FIXED 11.50%	$10,000	9,815	9,446
Total Gibraltar Business Capital, LLC					$25,000	24,466	23,403
Hercules Adviser LLC (7)	Diversified Financial Services	Unsecured	May 2023	Interest rate FIXED 5.00%	$6,100	6,100	6,100
Subtotal: 1-5 Years Maturity						30,566	29,503
Subtotal: Diversified Financial Services (2.24%)*						30,968	29,906
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)	Drug Delivery	Senior Secured	July 2024	Interest rate PRIME + 4.50% or Floor rate of 8.50%, 4.03% Exit Fee	$20,000	20,671	20,765
Subtotal: 1-5 Years Maturity						20,671	20,765
Subtotal: Drug Delivery (1.55%)*						20,671	20,765
Drug Discovery & Development
Under 1 Year Maturity
Mesoblast (5)(10)(11)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.95% or Floor rate of 9.70%, 9.40% Exit Fee	$50,000	54,310	54,310
Petros Pharmaceuticals, Inc. (p.k.a. Metuchen Pharmaceuticals LLC)	Drug Discovery & Development	Senior Secured	December 2021	Interest rate PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$1,741	1,740	1,740
TG Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	March 2022	Interest rate PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$15,410	16,298	16,298
Subtotal: Under 1 Year Maturity						72,348	72,348
1-5 Years Maturity
Albireo Pharma, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,177	10,268
Aldeyra Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	October 2023	Interest rate PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,579	15,773
Applied Genetic Technologies Corporation (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$20,000	20,241	20,238
Aveo Pharmaceuticals, Inc. (11)(15)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$35,000	35,603	35,214
Axsome Therapeutics, Inc. (10)(13)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 5.82% Exit Fee	$50,000	49,627	51,618
Bicycle Therapeutics PLC (5)(10)(11)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,182	24,153
BiomX, INC (5)(10)	Drug Discovery & Development	Senior Secured	September 2025	Interest rate PRIME + 5.70% or Floor rate of 8.95%, 6.55% Exit Fee	$9,000	8,927	8,927
BridgeBio Pharma LLC (12)(13)(16)(17)	Drug Discovery & Development	Senior Secured	May 2025	Interest rate PRIME + 4.40% or Floor rate of 7.65%, 5.54% Exit Fee	$100,000	103,238	104,680
Century Therapeutics (11)	Drug Discovery & Development	Senior Secured	April 2024	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	10,028	10,397
Chemocentryx, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	December 2022	Interest rate PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$18,951	19,958	19,955
	Drug Discovery & Development	Senior Secured	February 2024	Interest rate PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,130	5,131
Total Chemocentryx, Inc.					$23,951	25,088	25,086

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Codiak Biosciences, Inc. (11)(17)	Drug Discovery & Development	Senior Secured	October 2025	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 5.50% Exit Fee	$25,000	$25,404	$25,374
Corium, Inc. (16)	Drug Discovery & Development	Senior Secured	September 2026	Interest rate PRIME + 5.70% or Floor rate of 8.95%, 7.75% Exit Fee	$91,500	90,618	90,618
Eloxx Pharmaceuticals, Inc. (15)	Drug Discovery & Development	Senior Secured	April 2025	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 6.55% Exit Fee	$12,500	12,360	12,360
G1 Therapeutics, Inc. (10)(11)(17)	Drug Discovery & Development	Senior Secured	June 2025	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 6.95% Exit Fee	$26,000	26,341	26,524
Geron Corporation (10)(13)	Drug Discovery & Development	Senior Secured	October 2024	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$22,750	22,913	22,933
Hibercell, Inc. (15)	Drug Discovery & Development	Senior Secured	May 2025	Interest rate PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	16,968	16,968
Humanigen, Inc. (9)(10)	Drug Discovery & Development	Senior Secured	March 2025	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,126	19,957
Kaleido Biosciences, Inc. (13)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	23,351	23,371
Locus Biosciences (15)	Drug Discovery & Development	Senior Secured	July 2025	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 4.95% Exit Fee	$8,000	7,938	7,896
Nabriva Therapeutics (5)(10)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$5,000	5,444	5,418
Phathom Pharmaceuticals, Inc. (10)(15)(16)	Drug Discovery & Development	Senior Secured	October 2026	Interest rate PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$86,500	85,035	85,035
Scynexis, Inc.	Drug Discovery & Development	Senior Secured	March 2025	Interest rate PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$16,000	15,765	15,765
Seres Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	November 2023	Interest rate PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,598	26,265
Syndax Pharmaceutics Inc. (13)	Drug Discovery & Development	Senior Secured	September 2023	Interest rate PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	20,538	20,872
uniQure B.V. (5)(10)(11)(13)(16)(17)	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,975	36,345
	Drug Discovery & Development	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 1.65% Exit Fee	$35,000	35,354	35,698
Total uniQure B.V.					$70,000	71,329	72,043
Unity Biotechnology, Inc. (10)(11)	Drug Discovery & Development	Senior Secured	August 2024	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	25,346	25,921
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Drug Discovery & Development	Senior Secured	May 2024	Interest rate PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,481	11,537
X4 Pharmaceuticals, Inc. (11)(13)	Drug Discovery & Development	Senior Secured	July 2024	Interest rate PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,870	34,177
Yumanity Therapeutics, Inc. (11)	Drug Discovery & Development	Senior Secured	January 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, 5.92% Exit Fee	$14,106	14,542	14,588
Subtotal: 1-5 Years Maturity						857,657	863,976
Subtotal: Drug Discovery & Development (70.00%)*						930,005	936,324
Healthcare Services, Other
1-5 Years Maturity
Carbon Health Technologies, Inc. (13)(17)(19)	Healthcare Services, Other	Senior Secured	March 2025	Interest rate PRIME + 5.60% or Floor rate of 8.85%, 3.95% Exit Fee	$11,250	11,241	11,258
Equality Health, LLC (13)(14)(17)	Healthcare Services, Other	Senior Secured	February 2026	Interest rate PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,306	34,984	35,075
Subtotal: 1-5 Years Maturity						46,225	46,333
Subtotal: Healthcare Services, Other (3.46%)*						46,225	46,333
Information Services
Under 1 Year Maturity
Planet Labs, Inc. (11)	Information Services	Senior Secured	June 2022	Interest rate PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	25,317	25,317
Subtotal: Under 1 Year Maturity						25,317	25,317
1-5 Years Maturity
Yipit, LLC (17)(18)	Information Services	Senior Secured	September 2026	Interest rate 1-month LIBOR + 9.08% or Floor rate of 10.08%	$45,900	44,984	44,984
Subtotal: 1-5 Years Maturity						44,984	44,984
Subtotal: Information Services (5.26%)*						70,301	70,301
Internet Consumer & Business Services
Under 1 Year Maturity
Nextroll, Inc. (13)(14)(19)	Internet Consumer & Business Services	Senior Secured	June 2022	Interest rate PRIME + 3.75% or Floor rate of 7.00%, PIK Interest 2.95%, 3.50% Exit Fee	$21,395	21,950	21,950
Subtotal: Under 1 Year Maturity						21,950	21,950

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
1-5 Years Maturity
AppDirect, Inc. (11)(17)	Internet Consumer & Business Services	Senior Secured	August 2024	Interest rate PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	$31,230	$32,253
ePayPolicy Holdings, LLC (11)(17)	Internet Consumer & Business Services	Senior Secured	December 2024	Interest rate 3-month LIBOR + 8.50% or Floor rate of 9.50%	$8,169	7,999	8,129
EverFi, Inc. (13)(14)(16)	Internet Consumer & Business Services	Senior Secured	May 2022	Interest rate PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 1.50%	$85,564	85,210	85,210
Houzz, Inc. (9)(14)	Internet Consumer & Business Services	Convertible Debt	May 2028	PIK Interest 5.50%	$20,390	20,390	20,390
Landing Holdings Inc. (14)(15)	Internet Consumer & Business Services	Senior Secured	March 2023	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 2.55%	$10,127	9,974	10,431
Rhino Labs, Inc. (14)(15)(17)	Internet Consumer & Business Services	Senior Secured	March 2024	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$8,089	7,913	7,995
SeatGeek, Inc. (14)	Internet Consumer & Business Services	Senior Secured	June 2023	Interest rate PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,531	59,805	59,902
Skyword, Inc. (14)	Internet Consumer & Business Services	Senior Secured	September 2024	Interest rate PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,367	12,568	12,487
Tectura Corporation (7)(8)(14)	Internet Consumer & Business Services	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—
	Internet Consumer & Business Services	Senior Secured	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	44
Total Tectura Corporation					$31,953	21,513	8,294
Thumbtack, Inc. (13)(14)	Internet Consumer & Business Services	Senior Secured	September 2023	Interest rate PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,521	25,741	26,362
Zepz (p.k.a. Worldremit Group Limited) (5)(10)(16)(19)	Internet Consumer & Business Services	Senior Secured	February 2025	Interest rate 3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$103,000	101,381	101,131
Subtotal: 1-5 Years Maturity						383,724	372,584
Subtotal: Internet Consumer & Business Services (29.50%)*						405,674	394,534
Manufacturing Technology
1-5 Years Maturity
Velo3d, Inc. (19)	Manufacturing Technology	Senior Secured	October 2023	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 3.00% Exit Fee	$7,143	7,199	7,199
Subtotal: 1-5 Years Maturity						7,199	7,199
Subtotal: Manufacturing Technology (0.54%)*						7,199	7,199
Medical Devices & Equipment
Under 1 Year Maturity
Quanterix Corporation (11)	Medical Devices & Equipment	Senior Secured	October 2021	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$1,943	1,993	1,993
Subtotal: Under 1 Year Maturity						1,993	1,993
Subtotal: Medical Devices & Equipment (0.15%)*						1,993	1,993
Software
Under 1 Year Maturity
Regent Education (8)(14)	Software	Senior Secured	January 2022	Interest rate FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,029	3,142	1,106
Subtotal: Under 1 Year Maturity						3,142	1,106
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Software	Senior Secured	February 2025	Interest rate 6-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,799	9,990
Bitsight Technologies, Inc. (13)(17)(19)	Software	Senior Secured	November 2025	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,377	13,190
Businessolver.com, Inc. (11)(17)	Software	Senior Secured	May 2023	Interest rate 6-month LIBOR + 7.50% or Floor rate of 8.50%	$41,197	40,821	41,176
Campaign Monitor Limited (11)(19)	Software	Senior Secured	November 2025	Interest rate 6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,430	33,000
Ceros, LLC (17)(18)	Software	Senior Secured	September 2026	Interest rate 3-month LIBOR + 8.89% or Floor rate of 9.89%	$17,978	17,452	17,452
Clarabridge, Inc. (12)(13)(14)(17)	Software	Senior Secured	May 2024	Interest rate PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$56,787	56,416	57,356
Cloud 9 Software (13)	Software	Senior Secured	April 2024	Interest rate 3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,953	9,846	9,953

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
CloudBolt Software Inc. (11)(19)	Software	Senior Secured	October 2024	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$10,000	$9,877	$10,075
Cybermaxx Intermediate Holdings, Inc. (17)	Software	Senior Secured	August 2026	Interest rate 6-month LIBOR + 9.28% or Floor rate of 10.28%	$8,000	7,792	7,792
Dashlane, Inc. (11)(14)(17)(19)	Software	Senior Secured	July 2025	Interest rate PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 7.10% Exit Fee	$20,661	21,614	21,614
Delphix Corp. (13)(19)	Software	Senior Secured	February 2023	Interest rate PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	61,258	62,345
Demandbase, Inc. (17)(19)	Software	Senior Secured	August 2025	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 2.00% Exit Fee	$16,875	16,365	16,365
Enmark Systems (17)(18)	Software	Senior Secured	September 2026	Interest rate 6-Month Libor LIBOR + 6.83% or Floor rate of 7.83%, PIK Interest 2.19%	$8,000	7,789	7,789
Esentire, Inc. (5)(10)(18)	Software	Senior Secured	May 2024	Interest rate 3-month LIBOR + 9.96% or Floor rate of 10.96%	$21,000	20,671	20,671
Gryphon Networks Corp. (17)	Software	Senior Secured	January 2026	Interest rate 3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,099	5,152
Ikon Science Limited (5)(10)(11)(17)(18)	Software	Senior Secured	October 2024	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,791	7,000
Jolt Software, Inc. (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,741	7,929	7,986
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Software	Senior Secured	July 2023	Interest rate 3-month LIBOR + 10.14% or Floor rate of 11.14%	$8,628	8,433	8,459
Khoros (p.k.a Lithium Technologies) (11)(17)	Software	Senior Secured	October 2022	Interest rate 6-month LIBOR + 8.00% or Floor rate of 9.00%	$55,000	54,507	55,000
Logicworks (13)(17)	Software	Senior Secured	January 2024	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,846	10,031
Mixpanel, Inc. (14)(19)	Software	Senior Secured	August 2024	Interest rate PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,339	20,189	21,065
Mobile Solutions Services (11)(17)(18)	Software	Senior Secured	December 2025	Interest rate 6-month LIBOR + 9.87% or Floor rate of 10.87%	$18,933	18,408	18,910
Nuvolo Technologies Corporation (13)(19)	Software	Senior Secured	July 2025	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 1.75% Exit Fee	$15,000	14,943	15,049
Pollen, Inc. (14)(15)	Software	Senior Secured	November 2023	Interest rate PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$20,448	20,374	20,195
Pymetrics, Inc (14)	Software	Senior Secured	October 2022	Interest rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,624	9,732	9,856
Reltio, Inc. (13)(14)(19)	Software	Senior Secured	July 2023	Interest rate PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,204	10,231	10,527
Tact.ai Technologies, Inc. (11)(14)	Software	Senior Secured	February 2024	Interest rate PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,159	5,248	5,210
ThreatConnect, Inc. (13)(17)(18)	Software	Senior Secured	May 2026	Interest rate 3-month LIBOR + 9.00% or Floor rate of 10.00%	$11,172	10,844	10,844
Udacity, Inc. (14)(17)	Software	Senior Secured	September 2024	Interest rate PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,669	35,502	36,767
Zimperium, Inc. (18)	Software	Senior Secured	July 2024	Interest rate 1-month LIBOR + 8.95% or Floor rate of 9.95%	$15,673	15,361	15,361
Subtotal: 1-5 Years Maturity						577,944	586,180
Greater than 5 Years Maturity
Imperva, Inc. (19)	Software	Senior Secured	January 2027	Interest rate 3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,845	20,200
Subtotal: Greater than 5 Years Maturity						19,845	20,200
Subtotal: Software (45.42%)*						600,931	607,486

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Sustainable and Renewable Technology
Under 1 Year Maturity
Impossible Foods, Inc. (12)(13)	Sustainable and Renewable Technology	Senior Secured	July 2022	Interest rate PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$21,188	$25,385	$25,385
Pineapple Energy LLC (6)(9)(14)(17)	Sustainable and Renewable Technology	Senior Secured	January 2022	Interest rate FIXED 10.00%	$120	120	120
Subtotal: Under 1 Year Maturity						25,505	25,505
1-5 Years Maturity
Pineapple Energy LLC (6)(8)(9)(14)(17)	Sustainable and Renewable Technology	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Subtotal: 1-5 Years Maturity						7,500	7,500
Subtotal: Sustainable and Renewable Technology (2.47%)*						33,005	33,005
Total: Debt Investments (169.23%)*						$2,262,660	$2,263,542

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Communications & Networking	Equity	Common Stock	3,328	$—	$8
	Communications & Networking	Equity	Preferred Series A	1,135,000	1,230	4,322
Total Peerless Network Holdings, Inc.				1,138,328	1,230	4,330
Subtotal: Communications & Networking (0.32%)*					1,230	4,330
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Equity	Common Stock	42,989	128	373
Subtotal: Consumer & Business Products (0.03%)*					128	373
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Diversified Financial Services	Equity	Common Stock	830,000	1,884	1,166
	Diversified Financial Services	Equity	Preferred Series A	10,602,752	26,122	16,168
Total Gibraltar Business Capital, LLC				11,432,752	28,006	17,334
Hercules Adviser LLC (7)	Diversified Financial Services	Equity	Member Units		35	10,704
Subtotal: Diversified Financial Services (2.10%)*					28,041	28,038
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Drug Delivery	Equity	Common Stock	176,730	1,329	180
Aytu BioScience, Inc. (p.k.a. Neos Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	13,600	1,500	39
BioQ Pharma Incorporated	Drug Delivery	Equity	Preferred Series D	165,000	500	173
Kaleo, Inc.	Drug Delivery	Equity	Preferred Series B	82,500	1,007	2,340
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Equity	Common Stock	2,498	309	37
Subtotal: Drug Delivery (0.21%)*					4,645	2,769
Drug Discovery & Development
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	25,000	1,000	780
Applied Molecular Transport (4)(10)	Drug Discovery & Development	Equity	Common Stock	1,000	42	26
Aveo Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	190,179	1,715	1,174
Bicycle Therapeutics PLC (4)(5)(10)	Drug Discovery & Development	Equity	Common Stock	98,100	1,871	4,080
BridgeBio Pharma LLC (4)(16)	Drug Discovery & Development	Equity	Common Stock	231,329	2,255	10,843
Avalo Therapeutics, Inc. (p.k.a. Cerecor, Inc.) (4)	Drug Discovery & Development	Equity	Common Stock	119,087	1,000	260
Chemocentryx, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	17,241	1,000	295
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	70,796	1,367	231
Dare Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	13,550	1,000	23
Dynavax Technologies (4)(10)	Drug Discovery & Development	Equity	Common Stock	20,000	550	384
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	27,933	2,000	54
Hibercell, Inc. (15)	Drug Discovery & Development	Equity	Preferred Series B	3,466,840	4,250	4,252
Humanigen, Inc. (4)(10)	Drug Discovery & Development	Equity	Common Stock	43,243	800	256
Kaleido Biosciences, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	86,585	1,000	473
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	76,362	2,744	372
Rocket Pharmaceuticals, Ltd. (4)	Drug Discovery & Development	Equity	Common Stock	944	1,500	28
Savara, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	11,119	203	15
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.) (4)(10)	Drug Discovery & Development	Equity	Common Stock	16,228	1,269	35
Tricida, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	68,816	863	320
uniQure B.V. (4)(5)(10)(16)	Drug Discovery & Development	Equity	Common Stock	17,175	332	550
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Equity	Preferred Series B	510,308	3,000	4,183
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Equity	Common Stock	198,277	1,641	1,049
Subtotal: Drug Discovery & Development (2.22%)*					31,402	29,683
Healthcare Services, Other
23andMe, Inc. (4)(20)	Healthcare Services, Other	Equity	Common Stock	828,360	5,094	6,692
Carbon Health Technologies, Inc.	Healthcare Services, Other	Equity	Preferred Series C	217,880	1,687	2,039
Subtotal: Healthcare Services, Other (0.65%)*					6,781	8,731
Information Services
Zeta Global Corp. (4)(20)	Information Services	Equity	Common Stock	295,861	—	1,565
Subtotal: Information Services (0.12%)*					—	1,565
Internet Consumer & Business Services
Black Crow AI, Inc. (6)	Internet Consumer & Business Services	Equity	Preferred Series Seed	872,797	1,000	1,243
Black Crow AI, Inc. affiliates(21)	Internet Consumer & Business Services	Equity	Preferred Note	3	3,000	3,000
Brigade Group, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Contentful Global, Inc. (p.k.a. Contentful, Inc.) (5)(10)	Internet Consumer & Business Services	Equity	Preferred Series C	41,000	$138	$516
	Internet Consumer & Business Services	Equity	Preferred Series D	108,500	500	1,409
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	1,925
DoorDash, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	100,000	1,153	20,598
Lyft, Inc. (4)	Internet Consumer & Business Services	Equity	Common Stock	100,738	5,262	5,399
Nerdy Inc. (4)(20)	Internet Consumer & Business Services	Equity	Common Stock	100,000	1,000	836
Nextdoor.com, Inc.	Internet Consumer & Business Services	Equity	Common Stock	328,190	4,854	9,435
OfferUp, Inc.	Internet Consumer & Business Services	Equity	Preferred Series A	286,080	1,663	1,719
	Internet Consumer & Business Services	Equity	Preferred Series A-1	108,710	632	653
Total OfferUp, Inc.				394,790	2,295	2,372
Oportun (4)	Internet Consumer & Business Services	Equity	Common Stock	48,365	578	1,211
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Internet Consumer & Business Services	Equity	Common Stock	1,163	15	—
Savage X Holding, LLC	Internet Consumer & Business Services	Equity	Class A Units	42,137	13	64
Tectura Corporation (7)	Internet Consumer & Business Services	Equity	Common Stock	414,994,863	900	—
	Internet Consumer & Business Services	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Internet Consumer & Business Services	Equity	Common Stock	42,989	89	231
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Internet Consumer & Business Services	Equity	Common Stock	32,991	317	1,478
Subtotal: Internet Consumer & Business Services (3.57%)*					21,207	47,792
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Medical Devices & Equipment	Equity	Common Stock	227,013	—	4,636
	Medical Devices & Equipment	Equity	Preferred Series A-1	243,432	503	4,973
	Medical Devices & Equipment	Equity	Preferred Series A-2	191,626	500	3,914
Total Gelesis, Inc.				662,071	1,003	13,523
Medrobotics Corporation	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	—
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	—
	Medical Devices & Equipment	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
ViewRay, Inc. (4)	Medical Devices & Equipment	Equity	Common Stock	36,457	333	263
Subtotal: Medical Devices & Equipment (1.03%)*					3,741	13,786
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Equity	Preferred Series C	277,995	160	726
Subtotal: Semiconductors (0.05%)*					160	726
Software
3GTMS, LLC.	Software	Equity	Common Stock	1,000,000	1,000	857
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	88
Docker, Inc.	Software	Equity	Common Stock	20,000	4,284	8
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Software	Equity	Preferred Series 2	458,841	1,000	2,024
	Software	Equity	Preferred Series 3	93,620	300	460
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,484
HighRoads, Inc.	Software	Equity	Common Stock	190	307	—
Lightbend, Inc.	Software	Equity	Preferred Series D	384,616	265	85
Palantir Technologies (4)	Software	Equity	Common Stock	1,418,337	8,669	34,097

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Equity	Preferred Series E	580,983	$2,000	$2,500
	Software	Equity	Preferred Series F	52,956	280	272
Total SingleStore, Inc. (p.k.a. memsql, Inc.)				633,939	2,280	2,772
Sprinklr, Inc. (4)(20)	Software	Equity	Common Stock	700,000	3,749	10,854
Verana Health, Inc.	Software	Equity	Preferred Series E	952,562	2,000	1,936
Subtotal: Software (3.98%)*					23,905	53,181
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	250	19
	Surgical Devices	Equity	Preferred Series C	656,538	282	56
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	181
	Surgical Devices	Equity	Preferred Series E	2,786,367	429	284
	Surgical Devices	Equity	Preferred Series F	1,523,693	118	220
	Surgical Devices	Equity	Preferred Series F-1	2,418,125	150	316
Total Gynesonics, Inc.				9,595,178	1,941	1,076
Subtotal: Surgical Devices (0.08%)*					1,941	1,076
Sustainable and Renewable Technology
Impossible Foods, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series E-1	188,611	2,000	3,352
Modumetal, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series A-1	103,584	500	—
NantEnergy, LLC (p.k.a. Fluidic, Inc.)	Sustainable and Renewable Technology	Equity	Common Units	59,665	102	—
Pineapple Energy LLC (6)	Sustainable and Renewable Technology	Equity	Class A Units	17,647	4,767	849
Proterra, Inc. (4)(20)	Sustainable and Renewable Technology	Equity	Common Stock	457,841	543	4,140
Pivot Bio, Inc.	Sustainable and Renewable Technology	Equity	Preferred Series D	59,307	4,500	4,020
Subtotal: Sustainable and Renewable Technology (0.92%)*					12,412	12,361
Total: Equity Investments (15.28%)*					$135,593	$204,411
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Penumbra Brands, LLC (p.k.a. Gadget Guard)	Consumer & Business Products	Warrant	Common Stock	1,662,441	228	—
Grove Collaborative, Inc.	Consumer & Business Products	Warrant	Common Stock	83,625	432	317
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Consumer & Business Products	Warrant	Preferred Series B	206,185	1,102	1,890
The Neat Company	Consumer & Business Products	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Consumer & Business Products	Warrant	Preferred Series C	68,627	18	605
Subtotal: Consumer & Business Products (0.21%)*					2,145	2,812
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.)	Drug Delivery	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	26
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Drug Delivery	Warrant	Common Stock	3,929	390	3
Subtotal: Drug Delivery (0.00%)*					465	29
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	201,330	304	35
ADMA Biologics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	89,750	295	—
Albireo Pharma, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	5,311	60	70
Axsome Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	15,541	681	171
Brickell Biotech, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	9,005	118	—
Century Therapeutics (4)	Drug Discovery & Development	Warrant	Common Units	16,112	37	156
Concert Pharmaceuticals, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	61,273	178	3
Dermavant Sciences Ltd. (10)	Drug Discovery & Development	Warrant	Common Stock	223,642	100	388
Evofem Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	7,806	266	—
Genocea Biosciences, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	41,176	165	4
Motif Bio PLC (10)	Drug Discovery & Development	Warrant	Common Stock	121,337,041	282	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Myovant Sciences, Ltd. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	73,710	$460	$647
Paratek Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	469,388	644	550
Phathom Pharmaceuticals, Inc. (4)(10)(15)(16)	Drug Discovery & Development	Warrant	Common Stock	64,687	848	792
Stealth Bio Therapeutics Corp. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	500,000	158	1
Scynexis, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	60,591	188	118
TG Therapeutics, Inc. (4)(10)	Drug Discovery & Development	Warrant	Common Stock	147,058	564	3,236
Tricida, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	31,352	281	1
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Drug Discovery & Development	Warrant	Common Units	102,216	257	838
X4 Pharmaceuticals, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	108,334	673	36
Yumanity Therapeutics, Inc. (4)	Drug Discovery & Development	Warrant	Common Stock	15,414	110	41
Subtotal: Drug Discovery & Development (0.53%)*					6,669	7,087
Electronics & Computer Hardware
908 Devices, Inc. (4)	Electronics & Computer Hardware	Warrant	Common Stock	49,078	101	860
Subtotal: Electronics & Computer Hardware (0.06%)*					101	860
Information Services
InMobi Inc. (10)	Information Services	Warrant	Common Stock	65,587	82	—
Netbase Solutions, Inc.	Information Services	Warrant	Preferred Series 1	60,000	356	525
Planet Labs, Inc.	Information Services	Warrant	Common Stock	357,752	615	4,178
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.)	Information Services	Warrant	Common Stock	2,812,500	283	744
Subtotal: Information Services (0.41%)*					1,336	5,447
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	6,763	54	300
First Insight, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	75,917	96	80
Houzz, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	529,661	20	153
Interactions Corporation	Internet Consumer & Business Services	Warrant	Preferred Series G-3	68,187	204	520
Landing Holdings Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	11,806	116	169
Lendio, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	127,032	39	92
LogicSource	Internet Consumer & Business Services	Warrant	Preferred Series C	79,625	30	165
Rhino Labs, Inc. (15)	Internet Consumer & Business Services	Warrant	Common Stock	13,106	471	144
RumbleON, Inc. (4)	Internet Consumer & Business Services	Warrant	Common Stock	5,139	87	35
SeatGeek, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	1,379,761	843	1,080
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	444,444	83	16
Snagajob.com, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	600,000	16	67
	Internet Consumer & Business Services	Warrant	Preferred Series A	1,800,000	782	66
	Internet Consumer & Business Services	Warrant	Preferred Series B	1,211,537	62	30
Total Snagajob.com, Inc.				3,611,537	860	163
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	80
The Faction Group LLC	Internet Consumer & Business Services	Warrant	Preferred Series AA	8,076	234	802
Thumbtack, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	190,953	553	984
Zepz (p.k.a. Worldremit Group Limited) (5)(10)(16)	Internet Consumer & Business Services	Warrant	Preferred Series D	77,215	129	1,915
	Internet Consumer & Business Services	Warrant	Preferred Series E	1,868	26	22
Total Zepz (p.k.a. Worldremit Group Limited)				79,083	155	1,937
Xometry, Inc. (4)(20)	Internet Consumer & Business Services	Warrant	Preferred Series B	87,784	47	2,973
Subtotal: Internet Consumer & Business Services (0.72%)*					4,828	9,693

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Media/Content/Info
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	$348	$—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series AA	155,325	362	—
	Medical Devices & Equipment	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	713	—
Intuity Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series B-1	3,076,323	294	287
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	—
Outset Medical, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	62,794	402	1,955
SonaCare Medical, LLC	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Medical Devices & Equipment	Warrant	Common Stock	15,712	61	6
Subtotal: Medical Devices & Equipment (0.17%)*					2,483	2,248
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series D-2	750,000	99	1,951
Subtotal: Semiconductors (0.15%)*					99	1,951
Software
Bitsight Technologies, Inc.	Software	Warrant	Common Stock	29,691	284	600
CloudBolt Software Inc.	Software	Warrant	Common Stock	211,342	117	109
Cloudian, Inc.	Software	Warrant	Common Stock	477,454	72	41
Couchbase, Inc. (4)(20)	Software	Warrant	Common Stock	105,350	462	1,493
Dashlane, Inc.	Software	Warrant	Common Stock	560,536	405	422
Demandbase, Inc.	Software	Warrant	Common Stock	483,248	404	463
Delphix Corp.	Software	Warrant	Common Stock	718,898	1,593	2,842
DNAnexus, Inc.	Software	Warrant	Preferred Series C	909,091	97	95
Evernote Corporation	Software	Warrant	Common Stock	62,500	106	75
Fuze, Inc.	Software	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc.	Software	Warrant	Preferred Series C-1	854,787	130	59
Mixpanel, Inc.	Software	Warrant	Common Stock	82,362	252	503
Nuvolo Technologies Corporation	Software	Warrant	Common Stock	50,000	89	367
OneLogin, Inc.	Software	Warrant	Common Stock	381,620	305	1,560
Poplicus, Inc.	Software	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc	Software	Warrant	Common Stock	150,943	76	149
RapidMiner, Inc.	Software	Warrant	Preferred Series C-1	4,982	24	47
Reltio, Inc.	Software	Warrant	Common Stock	69,120	215	290
Signpost, Inc.	Software	Warrant	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Software	Warrant	Preferred Series D	312,596	103	713
Tact.ai Technologies, Inc.	Software	Warrant	Common Stock	1,041,667	206	188
Udacity, Inc.	Software	Warrant	Common Stock	486,359	218	297
ZeroFox, Inc.	Software	Warrant	Preferred Series C-1	648,350	100	302
Zimperium, Inc.	Software	Warrant	Common Stock	20,563	72	70
Subtotal: Software (0.80%)*					5,733	10,685
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Specialty Pharmaceuticals	Warrant	Common Stock	30,581	132	6
Subtotal: Specialty Pharmaceuticals (0.00%)*					132	6
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	151,123	67	14
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Surgical Devices	Warrant	Common Stock	64,440	139	1,102
Subtotal: Surgical Devices (0.08%)*					206	1,116
Sustainable and Renewable Technology
Agrivida, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Sustainable and Renewable Technology	Warrant	Preferred Series C-1	280,897	275	706

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)	Sustainable and Renewable Technology	Warrant	Preferred Series A	325,000	$155	$165
	Sustainable and Renewable Technology	Warrant	Preferred Series B	131,883	62	54
Total Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)				456,883	217	219
Polyera Corporation	Sustainable and Renewable Technology	Warrant	Preferred Series C	311,609	338	—
Subtotal: Sustainable and Renewable Technology (0.07%)*					950	925
Total: Warrant Investments (3.20%)*					$25,913	$42,859
Total: Investments in Securities (187.72%)*					$2,424,166	$2,510,812

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Drug Discovery & Development	Investment Funds & Vehicles			1,223	1,042
Total: Investments in Investment Funds & Vehicles (0.08%)*					$1,223	$1,042
Total: Investments before Cash and Cash Equivalents (187.80%)*					$2,425,389	$2,511,854

Cash & Cash Equivalents
GS Financial Square Government Fund		Cash & Cash Equivalents	Institutional Shares		206,000	206,000
Total: Investments in Cash & Cash Equivalents (15.40%)*					$206,000	$206,000
Total: Investments after Cash and Cash Equivalents (203.20%)*					$2,631,389	$2,717,854

* Value as a percent of net assets

(1)
Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)
Interest rate PRIME represents 3.25% as of September 30, 2021. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 0.08%, 0.13%, and 0.16%, respectively, as of September 30, 2021.
(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $158.6 million, $70.5 million and $88.1 million, respectively. The tax cost of investments is $2.4 billion.
(4)
Except for warrants in 27 publicly traded companies and common stock in 34 publicly traded companies, all investments are restricted as of September 30, 2021 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”). No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
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
(8)
Debt is on non-accrual status as of September 30, 2021, and is therefore considered non-income producing. Note that as of September 30, 2021, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of September 30, 2021.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2021. Refer to “Note 11 - Commitments and Contingencies”.
(18)
Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(19)
Denotes second lien senior secured debt.
(20)
Denotes all or a portion of the public equity or warrant investment was acquired in a transaction exempt from registration under the Securities Act of 1933 (“Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $28,553, or 2.13% of the Company’s net assets.
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock in portfolio company Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2021, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.

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

In May 2020, Hercules Adviser LLC (the "Adviser Subsidiary") was formed as a wholly owned Delaware limited liability subsidiary of the Company to provide investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors ("External Parties"). The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Company was granted no-action relief by the staff of the Securities and Exchange Commission ("SEC") to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”).

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

As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to Adviser Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its consolidated subsidiaries, and all Variable Interest Entities ("VIE") of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2021, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (as defined in “Note 5 – Debt”).

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

As of September 30, 2021, approximately 90.0% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors (the “Board”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith by the Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both September 30, 2021 and December 31, 2020, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of September 30, 2021 and December 31, 2020 was $0.6 million and $65 thousand, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use (“ROU”) assets, and operating lease liability in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 11 – Commitments and Contingencies”.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $39.2 million of unamortized fees as of September 30, 2021, of which approximately $33.7 million was included as an offset to the cost basis of its current debt investments and approximately $5.5 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, the Company had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $1.7 million and $2.0 million in one-time fee income during the three months ended September 30, 2021 and 2020, respectively, and approximately $6.2 million and $6.1 million in one-time fee income during the nine months ended September 30, 2021 and 2020, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2021, the Company had approximately $38.4 million in exit fees receivable, of which approximately $35.1 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. As of December 31, 2020, the Company had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $2.9 million and $2.3 million in PIK income during the three months ended September 30, 2021 and 2020, respectively, and approximately $8.1 million and $6.5 million in PIK income during the nine months ended September 30, 2021 and 2020, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2021 and 2020.

Equity Offering Expenses

The Company’s offering expenses are charged against the proceeds from equity offerings when received as a reduction of capital upon completion of an offering of registered securities.

Debt

The debt of the Company is carried at amortized cost which is comprised of the principal amount borrowed net of any unamortized discount and debt issuance costs. Discounts and issuance costs are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 5 - Debt”). Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities. In the event that the debt is extinguished, either partially or in full, before maturity, the Company recognizes the gain or loss in the Consolidated Statement of Operations within net realized gains (losses) as a “Loss on debt extinguishment”.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2021 or 2020. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the

Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three and nine months ended September 30, 2021, the Company issued 55,413 and 189,356 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. During the three and nine months ended September 30, 2020, the Company issued 77,378 and 198,393 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2021 and December 31, 2020.

(in thousands)	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$206,000	$206,000	$—	$—

Other assets
Escrow Receivables	$571	$—	$—	$571

Investments
Senior Secured Debt	$2,213,247	$—	$—	$2,213,247
Unsecured Debt	50,295	—	—	50,295
Preferred Stock	64,444	—	—	64,444
Common Stock	139,967	84,548	24,087	31,332
Warrants	42,859	—	14,294	28,565
	$2,510,812	$84,548	$38,381	$2,387,883
Investment Funds & Vehicles measured at Net Asset Value (2)	1,042
Total Investments before cash and cash equivalents	$2,511,854

Total Investments after cash and cash equivalents	$2,717,854

(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$96,000	$96,000	$—	$—

Other assets
Escrow Receivables	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,079,465	$—	$—	$2,079,465
Unsecured Debt	14,970	—	—	14,970
Preferred Stock	58,981	—	—	58,981
Common Stock	165,698	138,300	—	27,398
Warrants	34,622	—	13,139	21,483
	$2,353,736	$138,300	$13,139	$2,202,297
Investment Funds & Vehicles measured at Net Asset Value (2)	342
Total Investments before cash and cash equivalents	$2,354,078

Total Investments after cash and cash equivalents	$2,450,078

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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020.

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of September 30, 2021
Investments
Senior Secured Debt	$2,079,465	$(3,744)	$7,066	$884,833	$—	$(754,373)	$—	$—	$2,213,247
Unsecured Debt	14,970	—	(1,194)	36,519	—	—	—	—	50,295
Preferred Stock	58,981	—	54,508	13,954	(61,732)	—	—	(1,267)	64,444
Common Stock	27,398	(60,904)	15,592	4,371	60,900	—	—	(16,025)	31,332
Warrants	21,483	2,584	9,043	1,854	(4,630)	—	—	(1,769)	28,565
Other Assets
Escrow Receivable	65	584	(1,515)	2,473	(1,036)	—	—	—	571
Total	$2,202,362	$(61,480)	$83,500	$944,004	$(6,498)	$(754,373)	$—	$(19,061)	$2,388,454

(in thousands)	Balance as of January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of September 30, 2020
Investments
Senior Secured Debt	$2,133,812	$(47,346)	$2,579	$649,886	$—	$(489,431)	$—	$—	$2,249,500
Unsecured Debt	14,780	—	(283)	450	—	—	—	—	14,947
Preferred Stock	69,717	(134)	(5,323)	245	(40)	—	—	(14,182)	50,283
Common Stock	33,547	1,240	8,373	—	(1,240)	—	—	—	41,920
Warrants	13,722	(5,129)	4,911	3,327	(1,088)	—	—	(175)	15,568
Other Assets
Escrow Receivable	955	105	—	1,440	(2,083)	—	—	—	417
Total	$2,266,533	$(51,264)	$10,257	$655,348	$(4,451)	$(489,431)	$—	$(14,357)	$2,372,635

(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the nine months ended September 30, 2021 relate to the initial public offerings of Proterra, Inc., 23andMe, Inc., Sprinklr, Inc., Century Therapeutics, Couchbase, Inc., and Xometry, Inc. There was no activity related to transfers into Level 3 during the nine months ended September 30, 2021.
(4)
Transfers out of Level 3 during the nine months ended September 30, 2020, relate to the initial public offerings of Palantir Technologies and Outset Medical, Inc. There was no activity related to transfers into Level 3 during the nine months ended September 30, 2020.
(5)
Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments. Amounts are net of purchases assigned to the Adviser Funds.
(6)
Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures along with regularly scheduled amortization.

For the nine months ended September 30, 2021, approximately $6.5 million in net unrealized depreciation and $15.6 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the nine months ended September 30, 2021, approximately $0.4 million and $8.0 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the nine months ended September 30, 2020, approximately $5.5 million in net unrealized depreciation and $8.4 million in net unrealized appreciation were recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $4.5 million and $0.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

(in Thousands) Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2021	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$32,733	Originated Within 4-6 Months	Origination Yield	10.87% - 11.27%	11.06%
	634,303	Market Comparable Companies	Hypothetical Market Yield	8.94% - 14.25%	10.59%
			Premium/(Discount)	(0.50%) - 0.50%	(0.20%)

Technology	53,129	Originated Within 4-6 Months	Origination Yield	9.90% - 12.35%	11.17%
	674,221	Market Comparable Companies	Hypothetical Market Yield	7.51% - 14.13%	10.87%
			Premium/(Discount)	(0.50%) - 1.50%	0.23%
	1,106	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	65.53%
	20,390	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 35.00%	33.01%

Sustainable and Renewable Technology	7,500	Convertible Note Analysis	Probability weighting of alternative outcomes	10.00% - 55.00%	46.78%

Medical Devices	20,765	Market Comparable Companies	Hypothetical Market Yield	8.93%	8.93%
			Premium/(Discount)	(0.25%)	(0.25%)

Lower Middle Market	117,098	Originated Within 4-6 Months	Origination Yield	11.39% - 17.09%	11.65%
	69,736	Market Comparable Companies	Hypothetical Market Yield	10.73% - 15.77%	12.84%
			Premium/(Discount)	0.00% - 1.50%	0.50%
	8,294	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

		Debt Investments Where Fair Value Approximates Cost
	310,185	Debt Investments originated within 3 months
	80,977	Imminent Payoffs (4)
	233,105	Debt Investments Maturing in Less than One Year
	$2,263,542	Total Level 3 Debt Investments

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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2020 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$130,068	Originated Within 4-6 Months	Origination Yield	10.94% - 13.56%	11.84%
	574,149	Market Comparable Companies	Hypothetical Market Yield	8.43% - 14.66%	10.87%
			Premium/(Discount)	(0.50%) - 1.50%
Technology	114,136	Originated Within 4-6 Months	Origination Yield	11.49% - 13.78%	12.05%
	867,892	Market Comparable Companies	Hypothetical Market Yield	7.61% - 17.71%	11.67%
			Premium/(Discount)	(0.25%) - 2.50%
	18,126	Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 75.00%
Sustainable and Renewable Technology	15,775	Market Comparable Companies	Hypothetical Market Yield	9.61% - 10.04%	9.72%
			Premium/(Discount)	0.00%
	7,500	Liquidation (3)	Probability weighting of alternative outcomes	0.00% - 100.00%
Medical Devices	41,242	Market Comparable Companies	Hypothetical Market Yield	9.52% - 9.52%	9.52%
			Premium/(Discount)	(0.25%)
	—	Liquidation (3)	Probability weighting of alternative outcomes	0.00%
Lower Middle Market	106,877	Market Comparable Companies	Hypothetical Market Yield	10.26% - 15.86%	11.81%
			Premium/(Discount)	(1.00%) - 1.00%
	8,600	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%
		Debt Investments Where Fair Value Approximates Cost
	78,016	Debt Investments originated within 3 months
	38,148	Imminent Payoffs (4)
	93,906	Debt Investments Maturing in Less than One Year
	$2,094,435	Total Level 3 Debt Investments

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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2021 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$29,690	Market Comparable Companies	EBITDA Multiple (2)	5.2x - 16.5x	9.8x
			Revenue Multiple (2)	1.0x - 22.4x	8.1x
			Tangible Book Value Multiple (2)	2.2x - 2.2x	2.2x
			Discount for Lack of Marketability (3)	19.09% - 31.88%	23.12%
	22,019	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.41%) - 100.55%	6.31%
	10,704	Discounted Cash Flow	Discount Rate (7)	13.81% - 22.84%	18.29%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	33,363	Other (6)
Warrant Investments	15,512	Market Comparable Companies	EBITDA Multiple (2)	9.7x - 35.8x	16.9x
			Revenue Multiple (2)	0.9x - 10.6x	5.1x
			Discount for Lack of Marketability (3)	14.64% - 35.15%	25.67%
	6,477	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.41%) - 100.55%	(3.54%)
	6,576	Other(6)
Total Level 3 Warrant and Equity Investments	$124,341

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
(6)
The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)
The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2020 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (6)
Level 3 Equity Investments	$46,669	Market Comparable Companies	EBITDA Multiple (2)	5.0x - 9.8x	7.5x
			Revenue Multiple (2)	2.0x - 19.5x	4.5x
			Tangible Book Value Multiple (2)	4.1x	4.1x
			Discount for Lack of Marketability (3)	22.59% - 27.53%	24.56%
			Average Industry Volatility (4)	66.14% - 116.71%	102.66%
			Risk-Free Interest Rate	0.10%	0.10%
			Estimated Time to Exit (in months)	10 - 13	11
	12,666	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(79.34%) - 53.87%	(12.70%)
			Average Industry Volatility (4)	39.29% - 152.09%	98.23%
			Risk-Free Interest Rate	0.14% - 2.64%	0.42%
			Estimated Time to Exit (in months)	10 - 40	25
	—	Liquidation	Revenue Multiple (2)	1.4x - 1.4x	1.4x
			Discount for Lack of Marketability (3)	75%	75%
	27,044	Other (7)
Level 3 Warrant Investments	10,284	Market Comparable Companies	EBITDA Multiple (2)	4.1x - 19.2x	16.4x
			Revenue Multiple (2)	0.6x - 10.7x	6.0x
			Discount for Lack of Marketability (3)	21.56% - 34.61%	28.02%
			Average Industry Volatility (4)	59.33% - 95.76%	82.21%
			Risk-Free Interest Rate	0.10% - 0.31%	0.14%
			Estimated Time to Exit (in months)	10 - 48	25
	11,199	Market Adjusted OPM Backsolve	Market Equity Adjustment (5)	(45.5%) - 57.42%	(12.27%)
			Average Industry Volatility (4)	38.87% - 152.09%	85.53%
			Risk-Free Interest Rate	0.13% - 2.64%	0.32%
			Estimated Time to Exit (in months)	10 - 43	22
Total Level 3 Warrant and Equity Investments	$107,862

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

Based on market quotations on or around September 30, 2021, the 2022 Notes, September 2026 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes were quoted for 1.018, 0.902, 1.000, 1.001, and 1.043 per dollar at par value, respectively. As of September 30, 2021, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $26.45 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, and March 2026 B Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the Union Bank Facility and the Wells Facility are equal to their outstanding principal balances as of September 30, 2021.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$62,368	$65,681	$—	$—	$65,681
2022 Notes	149,432	152,774	—	152,774	—
2033 Notes	38,690	42,320	—	42,320	—
July 2024 Notes	104,164	105,617	—	—	105,617
February 2025 Notes	49,608	49,335	—	—	49,335
June 2025 Notes	69,393	69,553	—	—	69,553
March 2026 A Notes	49,582	49,336	—	—	49,336
March 2026 B Notes	49,544	49,436	—	—	49,436
September 2026 Notes	320,127	293,280	—	293,280	—
2027 Asset-Backed Notes	114,120	115,373	—	115,373	—
2028 Asset-Backed Notes	172,324	173,918	—	173,918	—
2022 Convertible Notes	229,349	239,915	—	239,915	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,408,701	$1,406,538	$—	$1,017,580	$388,958

	December 31, 2020
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$98,716	$102,815	$—	$—	$102,815
2022 Notes	149,039	152,490	—	152,490	—
April 2025 Notes	73,351	76,500	—	76,500	—
2033 Notes	38,610	42,880	—	42,880	—
July 2024 Notes	103,942	106,061	—	—	106,061
February 2025 Notes	49,522	49,664	—	—	49,664
June 2025 Notes	69,272	69,592	—	—	69,592
March 2026 A Notes	49,550	50,092	—	—	50,092
2027 Asset-Backed Notes	178,812	181,087	—	181,087	—
2028 Asset-Backed Notes	247,647	250,469	—	250,469	—
2022 Convertible Notes	228,177	236,164	—	236,164	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,286,638	$1,317,814	$—	$939,590	$378,224

4. Investments

Control and Affiliate Investments

As required by the 1940 Act, the Company classifies its investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “control”. Under the 1940 Act, the Company is generally deemed to “control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of the Company, as defined in the 1940 Act, which are not control investments. The Company is deemed to be an “affiliate” of a company in which it has invested if it owns 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. For purposes of determining the classification of its investments, the Company has included consideration of any voting securities or board appointment rights held by the Adviser Funds which are managed by the Adviser Subsidiary.

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2021 and 2020.

(in thousands)			For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
Portfolio Company	Type	Fair Value as of September 30, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$40,737	$853	$15	$(3,475)	$—	$2,325	$38	$(17,690)	$—
Hercules Adviser LLC	Control	16,804	45	—	(219)	—	59	—	10,669	—
Tectura Corporation	Control	8,294	174	5	(80)	—	516	5	(306)	—
Total Control Investments		$65,835	$1,072	$20	$(3,774)	$—	$2,900	$43	$(7,327)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,243	$—	$—	$(66)	$—	$—	$—	$2,028	$—
Pineapple Energy LLC	Affiliate	8,469	1	—	(52)	—	3	—	9	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	—	—	—	—	62,183	(62,143)
Total Affiliate Investments		$9,712	$1	$—	$(118)	$—	$3	$—	$64,220	$(62,143)
Total Control & Affiliate Investments		$75,547	$1,073	$20	$(3,892)	$—	$2,903	$43	$56,893	$(62,143)

(in thousands)			For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
Portfolio Company	Type	Fair Value as of September 30, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$46,797	$565	$5	$154	$—	$1,683	$15	$(3,406)	$—
Tectura Corporation	Control	8,295	175	—	492	—	434	—	(1,157)	—
Total Control Investments		$55,092	$740	$5	$646	$—	$2,117	$15	$(4,563)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$—	$—	$—	$(1,011)	$—	$13	$—	$(9,601)	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	9,800	232	—	(1,100)	—	596	—	(2,815)	—
Total Affiliate Investments		$9,800	$232	$—	$(2,111)	$—	$609	$—	$(12,416)	$—
Total Control & Affiliate Investments		$64,892	$972	$5	$(1,465)	$—	$2,726	$15	$(16,979)	$—

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,213,247	88.1%	$2,079,465	88.4%
Unsecured Debt	50,295	2.0%	14,970	0.6%
Preferred Stock	64,444	2.6%	58,981	2.5%
Common Stock	139,967	5.6%	165,698	7.0%
Warrants	42,859	1.7%	34,622	1.5%
Investment Funds & Vehicles	1,042	0.0%	342	0.0%
Total	$2,511,854	100.0%	$2,354,078	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2021 and December 31, 2020 is shown as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,208,332	87.9%	$2,227,341	94.6%
United Kingdom	138,636	5.5%	29,533	1.3%
Netherlands	73,635	2.9%	37,812	1.6%
Australia	54,310	2.2%	53,086	2.3%
Canada	20,671	0.8%	—	0.0%
Israel	8,927	0.4%	—	0.0%
Ireland	5,418	0.2%	5,251	0.2%
Germany	1,925	0.1%	1,055	0.0%
Total	$2,511,854	100.0%	$2,354,078	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$974,136	38.8%	$757,163	32.2%
Software	671,352	26.7%	780,045	33.1%
Internet Consumer & Business Services	452,019	18.0%	514,538	21.9%
Communications & Networking	100,849	4.0%	10,763	0.4%
Information Services	77,313	3.1%	54,510	2.3%
Diversified Financial Services	57,944	2.3%	48,800	2.1%
Healthcare Services, Other	55,064	2.2%	27,519	1.2%
Sustainable and Renewable Technology	46,291	1.9%	55,244	2.4%
Drug Delivery	23,563	0.9%	46,744	2.0%
Consumer & Business Products	22,362	0.9%	1,895	0.1%
Medical Devices & Equipment	18,027	0.7%	26,464	1.1%
Manufacturing Technology	7,199	0.3%	—	0.0%
Semiconductors	2,677	0.1%	892	0.0%
Surgical Devices	2,192	0.1%	4,581	0.2%
Electronics & Computer Hardware	860	0.0%	3,360	0.1%
Specialty Pharmaceuticals	6	0.0%	5	0.0%
Media/Content/Info	—	0.0%	21,555	0.9%
Total	$2,511,854	100.0%	$2,354,078	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2021 or December 31, 2020.

Unconsolidated Subsidiaries

In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2021 and September 30, 2020, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Internet Consumer & Business Services”, “Communications & Networking", and "Information Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company’s ten largest portfolio companies represented approximately 32.8% and 27.9% of the total fair value of the Company’s investments in portfolio companies, respectively. As of September 30, 2021 and December 31, 2020, the Company had seven and three investments, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2021, the Company had seven equity investments representing approximately 57.7% of the total fair value of the Company’s equity investment portfolio, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2020, the Company had four equity investments which represented approximately 63.7% of the total fair value of the Company’s equity investment portfolio, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of September 30, 2021, approximately 80.8% of the Company’s debt investments at fair value were in a senior secured first lien position, with 45.7% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 27.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and 7.5% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 17.0% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.2% were unsecured.

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

5. Debt

Outstanding Debt

As of September 30, 2021 and December 31, 2020, the Company had the following available and outstanding debt:

	September 30, 2021			December 31, 2020
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$64,500	$62,368	$99,000	$99,000	$98,716
2022 Notes	150,000	150,000	149,432	150,000	150,000	149,039
July 2024 Notes	105,000	105,000	104,164	105,000	105,000	103,942
February 2025 Notes	50,000	50,000	49,608	50,000	50,000	49,522
April 2025 Notes	—	—	—	75,000	75,000	73,351
June 2025 Notes	70,000	70,000	69,393	70,000	70,000	69,272
March 2026 A Notes	50,000	50,000	49,582	50,000	50,000	49,550
March 2026 B Notes	50,000	50,000	49,544	—	—	—
September 2026 Notes	325,000	325,000	320,127	—	—	—
2033 Notes	40,000	40,000	38,690	40,000	40,000	38,610
2027 Asset-Backed Notes	115,373	115,373	114,120	180,988	180,988	178,812
2028 Asset-Backed Notes	173,809	173,809	172,324	250,000	250,000	247,647
2022 Convertible Notes	230,000	230,000	229,349	230,000	230,000	228,177
Wells Facility (3) (4)	72,000	—	—	75,000	—	—
Union Bank Facility (3)	400,000	—	—	400,000	—	—
Total	$2,006,182	$1,423,682	$1,408,701	$1,774,988	$1,299,988	$1,286,638

(1)
Except for the Wells Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
As of September 30, 2021, the total available debt under the SBA Debentures was $175.0 million, all of which was available to HC IV. The availability of the full amount of debt is subject to regulatory requirements and regulatory acknowledgement of contributed capital of $87.5 million. As of September 30, 2021, the Company has contributed and received regulatory acknowledgement for $59.5 million of capital to HC IV. As of December 31, 2020, the total available debt under the SBA debentures was $99.0 million, all of which was available in HT III.
(3)
Availability subject to the Company meeting the borrowing base requirements.
(4)
From time to time, the Company may guarantee certain unfunded commitments through its credit facilities, which have reduced the amount available to draw as of the reporting date.

Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
SBA Debentures	$2,132	$284
2022 Notes	390	660
July 2024 Notes	836	1,058
February 2025 Notes	392	478
April 2025 Notes	—	1,649
June 2025 Notes	607	728
March 2026 A Notes	418	450
March 2026 B Notes	456	—
September 2026 Notes	4,873	—
2033 Notes	1,310	1,390
2027 Asset-Backed Notes	1,253	2,176
2028 Asset-Backed Notes	1,485	2,353
2022 Convertible Notes	371	1,040
Wells Facility (1)	66	198
Union Bank Facility (1)	1,577	2,485
Total	$16,166	$14,949

(1)
The Wells Facility and Union Bank Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and nine months ended September 30, 2021, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$114	$50	$—	$164	$183	$1,228	$367	$—	$1,595	$2,272
2022 Notes	1,776	90	—	1,866	—	5,327	270	—	5,597	3,469
July 2024 Notes	1,252	74	—	1,326	2,504	3,756	221	—	3,977	5,008
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
April 2025 Notes	—	1,477	—	1,477	667	1,969	1,667	—	3,636	2,635
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
March 2026 A Notes	563	24	—	587	1,125	1,688	70	—	1,758	1,875
March 2026 B Notes	569	26	—	595	1,138	1,308	59	—	1,367	1,138
September 2026 Notes	338	32	—	370	—	338	32	—	370	—
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
2027 Asset-Backed Notes	1,344	72	—	1,416	1,348	4,593	922	—	5,515	4,677
2028 Asset-Backed Notes	2,226	251	—	2,477	2,256	7,684	867	—	8,551	7,785
2022 Convertible Notes	2,683	223	—	2,906	5,031	8,050	669	—	8,719	10,062
Wells Facility	—	43	146	189	—	—	132	460	592	—
Union Bank Facility	290	314	458	1,062	327	625	968	1,404	2,997	540
Total	$13,069	$2,772	$604	$16,445	$16,274	$42,309	$6,532	$1,864	$50,705	$44,985
(1)
Interest expense includes amortization of original issue discounts for the three months ended September 30, 2021 of $41 thousand, $168 thousand, and $6 thousand, for the 2022 Notes, 2022 Convertible Notes, and September 2026 Notes, respectively. Interest expense includes for the nine months ended September 30, 2021, $123 thousand, $504 thousand, and $6 thousand for the 2022 Notes, 2022 Convertible Notes, and September 2026 Notes, respectively.
(2)
“Amortization of debt issuance cost (loan fees)” includes $1,477 thousand, $28 thousand, and $197 thousand related to debt extinguishment costs for the April 2025 Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes, respectively during both the three and nine months ended September 30, 2021 disclosed as a “Loss on debt extinguishment” in the Consolidated Statement of Operations.

For the three and nine months ended September 30, 2020, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$841	$111	$—	$952	$1,752	$2,670	$503	$—	$3,173	$4,285
2022 Notes	1,775	90	—	1,865	—	5,529	270	—	5,799	3,469
July 2024 Notes	1,252	74	—	1,326	2,505	3,756	221	—	3,977	5,009
February 2025 Notes	535	29	—	564	1,070	1,403	75	—	1,478	1,070
April 2025 Notes	984	95	—	1,079	984	2,953	285	—	3,238	2,953
June 2025 Notes	754	39	—	793	—	989	51	—	1,040	—
March 2026 A Notes	—	—	—	—	—	—	—	—	—	—
March 2026 B Notes	—	—	—	—	—	—	—	—	—	—
September 2026 Notes	—	—	—	—	—	—	—	—	—	—
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
2027 Asset-Backed Notes	2,303	72	—	2,375	2,303	6,908	208	—	7,116	6,908
2028 Asset-Backed Notes	2,939	68	—	3,007	2,939	8,818	189	—	9,007	8,818
2022 Convertible Notes	2,684	223	—	2,907	5,032	8,051	669	—	8,720	10,063
Wells Facility	—	43	80	123	—	25	131	249	405	25
Union Bank Facility	115	319	554	988	238	1,438	947	1,389	3,774	1,734
Total	$14,807	$1,190	$634	$16,631	$17,448	$44,415	$3,630	$1,638	$49,683	$46,209
(1)
Interest expense includes amortization of original issue discounts of $41 thousand and $168 thousand for the 2022 Notes and 2022 Convertible Notes, respectively, for the three months ended September 30, 2020, and $123 thousand and $504 thousand for the 2022 Notes and Convertible Notes, respectively, for the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2021 and December 31, 2020:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2021	December 31, 2020
September 21, 2011	September 1, 2021	3.16%	$—	$25,000
March 21, 2012	March 1, 2022	3.28%	—	25,000
September 19, 2012	September 1, 2022	3.05%	—	24,250
March 27, 2013	March 1, 2023	3.16%	—	24,750
March 26, 2021	September 1, 2031	1.58%	37,500	—
June 25, 2021	September 1, 2031	1.58%	16,200	—
July 28, 2021	September 1, 2031	1.58%	5,400	—
August 20, 2021	September 1, 2031	1.58%	5,400	—
Total SBA Debentures			$64,500	$99,000

(1)
Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.

Our SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. Our SBICs were in compliance with the terms of the SBIC’s leverage as of September 30, 2021 and December 31, 2020, as a result of having sufficient capital as defined under the SBA regulations.

HT III

On May 26, 2010, HT III received a license to operate as an SBIC. As an SBIC, HT III can borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. During the nine months ended September 30, 2021, the Company paid down $65.0 million on March 1, 2021 and $34.0 million on May 5, 2021. During the year ended December 31, 2020, the Company paid down $50.0 million of SBA debentures. As of September 30, 2021, HT III had no SBA guaranteed debentures outstanding. As of December 31, 2020, HT III had a total of $99.0 million of SBA guaranteed debentures outstanding. As of September 30, 2021 and December 31, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $5.1 million and $5.1 million, respectively.

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

HC IV

On October 27, 2020, HC IV was licensed to operate as an SBIC under the SBA. The license has a 10-year term. With the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of September 30, 2021, HC IV has the capacity to issue a total of $175.0 million in SBA guaranteed debentures, subject to SBA approval, of which $64.5 million was outstanding as of September 30, 2021. As of December 31, 2020, HC IV had no outstanding SBA debentures.

As of September 30, 2021, HC IV has paid the SBA commitment fees and facility fees of approximately $1.8 million and $1.6 million, respectively. As of September 30, 2021, the Company held investments in HC IV in 8 companies with a fair value of approximately $118.1 million, accounting for approximately 4.7% of the Company’s total investment portfolio. HC IV held approximately $128.0 million in tangible assets which accounted for approximately 4.6% of the Company’s total assets as of September 30, 2021. As of December 31, 2020, HC IV had no material assets other than $19.1 million of cash from the regulatory capital committed.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders may convert their 2022 Convertible Notes under certain circumstances set forth in the terms of the 2022 Convertible Notes. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate was initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances. In May 2021, the Company provided a notice of adjustment in the conversion rate to give effect to the dividend distributed in the second that quarter of 2021. As of September 30, 2021, the conversion rate was 61.6847 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.21 per share of common stock). In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

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

On July 26, 2021, the Company provided notice to the 2022 Convertible Notes holders by which the Company irrevocably elected to settle conversions using the combination settlement method as provided within the 2022 Convertible Note Indenture. Accordingly, the 2022 Convertible Notes holders will receive a cash payment of up to $1,000 for each $1,000 principal amount of 2022 Convertible Notes converted and the balance, if any, to be settled in shares of common stock of the Company. The Company will not issue fractional shares of common stock upon the conversion of the Notes. In lieu of issuing fractional shares, the Company will pay cash.

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

April 2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% interest-bearing unsecured notes due April 30, 2025 (the “April 2025 Notes”), unless repurchased in accordance with the terms of the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018 (the “April 2025 Notes Indenture”). On July 1, 2021, the Company fully redeemed the aggregate outstanding $75.0 million of principal and $0.6 million of accrued interest pursuant to the redemption terms of the April 2025 Notes Indenture. The Company accelerated recognition of $1.5 million of debt issuance costs associated with the extinguishment of the debt. Interest on the April 2025 Notes was payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The April 2025 Notes traded on the NYSE under the symbol “HCXZ”. The April 2025 Notes were general unsecured obligations and ranked pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

September 2026 Notes

On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021 (the “September 2026 Notes Indenture”). The issuance of the September 2026 Notes generated net proceeds of approximately $320.1 million. The aggregate offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $4.1 million of costs and $0.8 million related to the discount. Interest on the September 2026 Notes is payable semi-annually in arrears on March 16 and September 16 of each year, commencing on March 16, 2022. The September 2026 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the September 2026 Notes at any time, or from time to time, at the redemption price set forth under the terms of the September 2026 Notes Indenture.

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

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $200.0 million in aggregate principal amount of 4.605% interest-bearing asset-backed notes due on November 22, 2027 (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of October 21, 2020, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $65.6 million and $19.0 million of the outstanding principal balance on the 2027 Asset-Backed Notes during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available.

On October 20, 2021, the Company fully repaid the aggregate outstanding $115.4 million of principal and repaid $0.4 million of accrued interest and fees pursuant to the redemption terms of the 2027 Asset-Backed Notes agreement. The Company will accelerate recognition of $1.2 million of debt issuance costs associated with the extinguishment of the debt.

Under the terms of the 2027 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2027 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2027 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2021 and December 31, 2020, there was approximately $5.8 million and $19.1 million, respectively, of funds segregated as restricted cash related to the 2027 Asset-Backed Notes. As a result of the extinguishment of the 2027 Asset-Backed Notes on October 20, 2021, all funds previously segregated have been released to the Company.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $250.0 million in aggregate principal amount of 4.703% interest-bearing asset-backed notes due on February 22, 2028 (the “2028 Asset-Backed Notes”). The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of January 21, 2021, the securitization is past its reinvestment period, and it may no longer reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $76.2 million of the outstanding principal balance on the 2028 Asset-Backed Notes during the nine months ended September 30, 2021. There were no payments on the outstanding principal balance for the year ended December 31, 2020. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available.

On October 20, 2021, the Company fully repaid the aggregate outstanding $173.8 million of principal and repaid $0.7 million of accrued interest and fees pursuant to the redemption terms of the 2028 Asset-Backed Notes agreement. The Company will accelerate recognition of $1.5 million of debt issuance costs associated with the extinguishment of the debt.

Under the terms of the 2028 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2028 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2028 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2021 and December 31, 2020, there was approximately $7.7 million and $20.2 million, respectively, of funds segregated as restricted cash related to the 2028 Asset-Backed Notes. As a result of the extinguishment of the 2027 Asset-Backed Notes on October 20, 2021, all funds previously segregated have been released to the Company.

Credit Facilities

As of September 30, 2021 and December 31, 2020, the Company has two available credit facilities, the Wells Facility and the Union Bank Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2021 and year ended December 31, 2020, the weighted average interest rate was 2.60% and 3.15%, respectively, and the average debt outstanding under the Credit Facilities was $32.1 million and $55.4 million, respectively.

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

During the three and nine months ended September 30, 2021, the Company declared and paid distributions of $0.39 per share and $1.15 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2021, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2021 distributions to stockholders will be.

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

Taxable income for the three months ended September 30, 2021 was approximately $43.3 million or $0.38 per share. Taxable net realized gains for the same period were $23.0 million or approximately $0.20 per share. Taxable income for the three months ended September 30, 2020 was approximately $37.2 million or $0.33 per share. Taxable net realized gains for the same period were $4.3 million or approximately $0.04 per share.

Taxable income for the nine months ended September 30, 2021 was approximately $125.3 million or $1.09 per share. Taxable net realized gains for the same period were $80.5 million or approximately $0.70 per share. Taxable income for the nine months ended September 30, 2020 was approximately $112.8 million or $1.01 per share. Taxable net realized gains for the same period were $14.2 million or approximately $0.13 per share.

For the three and nine months ended September 30, 2021, the Company paid approximately $0.1 million and $3.7 million of income tax, including excise tax, and had $4.9 million of accrued but unpaid tax expense as of September 30, 2021. For the three and nine months ended September 30, 2020, the Company paid approximately $0 and $2.5 million of income tax, including excise tax, and had $1.8 million accrued but unpaid tax expense as of September 30, 2020.

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

During the three and nine months ended September 30, 2020, the Company sold no shares and approximately 6.0 million shares, respectively, of common stock under the 2019 Equity Distribution Agreement. For the same period, the Company received no proceeds during the three month period and accumulated net proceeds of approximately $73.9 million for the nine months ended September 30, 2020, respectively. This included $0.8 million of offering expense from these sales during the nine months ended

September 30, 2020. There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the three and nine months ended September 30, 2021.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2021, approximately 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

The Company has issued stock options for common stock subject to future issuance, of which 209,511 and 438,809 were outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

The Company determined that the fair value of options granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2021 and 2020 was approximately $123,000 and $9,000, respectively. During the nine months ended September 30, 2021 and 2020, approximately $23,000 and $22,000 of share-based cost due to stock option grants was expensed, respectively.

During the nine months ended September 30, 2021 and 2020, the Company granted 741,894 shares and 693,248 shares, respectively, of restricted stock awards pursuant to the 2018 Equity Incentive Plan and the Director Plan. The Company determined that the fair values, based on grant date close price, of restricted stock awards granted under the 2018 Equity Incentive Plan and the Director Plan during the nine months ended September 30, 2021 and 2020 were approximately $11.0 million and $9.7 million, respectively. As of September 30, 2021, there were approximately 12.2 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes the activities for the Company’s unvested restricted stock awards for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31,	750,801	$13.89	178,509	$12.88
Granted	741,894	$14.81	693,248	$14.01
Vested	(372,542)	$13.97	(80,006)	$12.89
Forfeited	(61,672)	$14.34	(20,677)	$14.15
Unvested as of September 30,	1,058,481	$14.54	771,074	$13.86

During the nine months ended September 30, 2021 and 2020, the Company did not grant restricted stock units pursuant to the 2018 Equity Incentive Plan. The Company granted approximately 6,625 shares and 67,363 shares, respectively, of distribution equivalent units pursuant to the 2018 Equity Incentive Plan during the nine months ended September 30, 2021 and 2020. The Company determined that the fair values, based on grant date close price, of restricted stock units granted under the 2018 Equity Incentive Plan during the nine months ended September 30, 2021 and 2020 were approximately $0.1 million and $0.9 million, respectively. As of September 30, 2021, there were approximately $0.7 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31,	238,299	$13.06	603,837	$13.13
Granted	—	$—	—	$—
Distribution Equivalent Unit Granted	6,625	$13.04	67,363	$—
Vested (1)	(144,534)	$13.05	(367,414)	$13.21
Forfeited	(9,348)	$12.96	(8,294)	$13.00
Unvested as of September 30,	91,042	$13.06	295,492	$13.06

(1)
With respect to restricted stock units granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock units will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock units will not be issued as common stock upon vesting until the completion of the deferral period.

During the nine months ended September 30, 2021, the Company expensed approximately $6.4 million of compensation expense related to restricted stock awards and restricted stock units. The Company had approximately $5.0 million in compensation expense related to restricted stock awards and restricted stock units during the nine months ended September 30, 2020.

On May 2, 2018, the Company granted long-term Retention Performance Stock Unit awards (the “Retention PSUs”) under the 2004 Plan and separate cash bonus awards with similar terms (the “Cash Awards”) to senior personnel. The awards are designed to provide incentives that increase along with the total shareholder return (“TSR”). On May 2, 2018, the target number of Retention PSUs granted to senior personnel was 1,299,757 in the aggregate and the target amount of the Cash Awards granted to senior personnel was $4.0 million in the aggregate. As of September 30, 2021, there were 487,409 Retention PSUs outstanding at target and the target amount of the Cash Awards was $3.0 million in the aggregate. During each of the nine months ended September 30, 2021 and 2020, no Retention PSUs at target were forfeited. The Retention PSUs and Cash Awards do not vest until the fourth anniversary “cliff vest” of the grant date (or a change in control of the Company, if earlier) and the Retention PSUs must generally be held and not disposed of until the fifth anniversary of the grant date, except in the event of death, disability or a change in control (the “Performance Period”). Distribution equivalent units will accrue in respect only of the Retention PSUs in the form of additional Retention PSUs, however will not be paid unless the Retention PSUs to which such distribution equivalent units relate actually vest. The Cash Awards are not eligible to accrue distribution equivalent units.

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

As of September 30, 2021, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $1.0 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 0.58 years. As of September 30, 2021, there was approximately $4.8 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within Accounts payable and accrued liabilities in the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, all outstanding Retention PSUs and Cash Awards were unvested and there were approximately $2.7 million of total unrecognized compensation costs related to the Retention PSUs. These costs are expected to be recognized over a weighted average remaining vesting period of 1.59 years. As of September 30, 2020, there was approximately $2.5 million of accumulated compensation expense related to the Cash Awards. The accumulated expense related to the Cash Awards is included within the Consolidated Statements of Assets and Liabilities.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net increase (decrease) in net assets resulting from operations	$23,549	$43,047	$170,443	$76,089
Less: Distributions declared-common and restricted shares	(45,190)	(36,557)	(133,143)	(116,782)
Undistributed earnings (loss)	(21,641)	6,490	37,300	(40,693)
Undistributed earnings (loss)-common shares	(21,641)	6,445	36,931	(40,693)
Add: Distributions declared-common shares	44,770	36,309	131,829	115,936
Numerator for basic and diluted change in net assets per common share	$23,129	$42,754	$168,760	$75,243

Denominator
Basic weighted average common shares outstanding	114,805	113,489	114,590	111,342
Incremental shares from assumed conversion of 2022 Convertible Notes	661	—	293	—
Common shares issuable	773	255	667	248
Weighted average common shares outstanding assuming dilution	116,239	113,744	115,550	111,590

Change in net assets per common share
Basic	$0.20	$0.38	$1.47	$0.68
Diluted	$0.20	$0.38	$1.46	$0.67

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

As disclosed in “Note 5 – Debt”, the Company has irrevocably elected combination settlement for the 2022 Convertible Notes. Therefore in calculating the dilutive impact of the 2022 Convertible Notes, only the portion expected to be settled in stock has been included in the calculations of diluted shares outstanding for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2021 and 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2021	2020	2021	2020
2022 Convertible Notes	—	6,669,062	—	6,104,592
Unvested common stock options	198	90,689	88	80,342
Unvested restricted stock units	—	—	—	—
Unvested restricted stock awards	710	17,883	720	63,737
Unvested Retention PSUs	—	—	—	—

At both September 30, 2021 and December 31, 2020, the Company was authorized to issue 200 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data (1):
Net asset value at beginning of period	$11.26	$10.55
Net investment income	0.95	1.03
Net realized gain (loss) on investments	0.12	(0.37)
Net unrealized appreciation (depreciation) on investments	0.40	0.02
Total from investment operations	1.47	0.68
Net increase (decrease) in net assets from capital share transactions (1)	(0.11)	0.02
Distributions of net investment income (6)	(1.06)	(0.99)
Distributions of capital gains (6)	(0.09)	(0.06)
Stock-based compensation expense included in investment income (2)	0.07	0.06
Net asset value at end of period	$11.54	$10.26

Ratios and supplemental data (in thousands, except per share data):
Per share market value at end of period	$16.61	$11.57
Total return (3)	23.05%	(10.19)%
Shares outstanding at end of period	115,925	114,317
Weighted average number of common shares outstanding	114,590	111,342
Net assets at end of period	$1,337,532	$1,173,080
Ratio of total expense to average net assets (4)	9.93%	11.29%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.01%	13.39%
Portfolio turnover rate (5)	33.14%	23.86%
Weighted average debt outstanding	$1,246,769	$1,302,048
Weighted average debt per common share	$10.88	$11.69

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
(3)
The total return for the nine months ended September 30, 2021 and 2020 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the nine months ended September 30, 2021 and 2020 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of September 30, 2021 and December 31, 2020, the Company had approximately $309.9 million and $179.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes unfunded commitments related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2021 and December 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2021	December 31, 2020
Debt Investments:
BridgeBio Pharma LLC	$70,000	$—
uniQure B.V.	65,000	—
G1 Therapeutics, Inc.	20,000	10,000
Albireo Pharma, Inc.	20,000	—
Dashlane, Inc.	19,300	10,000
Udacity, Inc.	15,000	15,000
BitSight	12,500	—
Equality Health, LLC	12,250	—
Codiak Biosciences, Inc.	10,000	20,000
AppDirect, Inc.	10,000	—
Rhino Labs, Inc.	8,000	—
Clarabridge, Inc.	7,500	7,500
Businessolver.com, Inc.	6,375	6,375
Carbon Health Technologies, Inc.	5,625	—
Grove Collaborative, Inc.	3,920	—
Ceros	3,846	—
Khoros (p.k.a Lithium Technologies)	3,019	—
Yipit, LLC	2,250	425
Logicworks	2,000	2,000
Demandbase	1,875	—
ThreatConnect, Inc.	1,600	1,800
3GTMS, LLC.	1,583	5,036
Ikon Science Limited	1,050	1,050
Mobile Solutions Services	565	848
CyberMaxx	471	—
Enmark Systems	457	—
Pineapple Energy LLC	280	—
Gryphon Networks Corp.	268	—
Cytracom Holdings LLC	250	250
ePayPolicy Holdings, LLC	250	250
SingleStore, Inc. (p.k.a. memsql, Inc.)	—	25,000
Bicycle Therapeutics PLC	—	15,000
Pollen, Inc.	—	13,000
Axsome Therapeutics, Inc.	—	10,000
Geron Corporation	—	6,500
Varsity Tutors LLC	—	5,210
CloudBolt Software Inc.	—	5,000
Nuvolo Technologies Corporation	—	5,000
Reltio, Inc.	—	5,000
Optimizely Mergerco, Inc.	—	2,500
The CM Group LLC	—	750
Velocity Clinical Research, Inc.	—	750
Total Unfunded Debt Commitments:	305,234	174,244

Investment Funds & Vehicles:
Forbion Growth Opportunities Fund I C.V.	4,647	5,527
Total Unfunded Commitments in Investment Funds & Vehicles:	4,647	5,527

Total Unfunded Commitments	$309,881	$179,771

(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This also excludes $7.2 million of unfunded commitments as of September 30, 2021, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions". There were no unfunded commitments related to the Adviser Funds as of December 31, 2020. For investment funds and vehicles, amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	September 30, 2021	December 31, 2020
Unfunded Debt Commitments:
Expiring during:
2021	$151,125	$129,710
2022	114,469	15,000
2023	17,550	6,375
2024	10,884	14,892
2025	2,314	8,267
2026	8,892	—
Total Unfunded Debt Commitments	305,234	174,244

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	4,647	5,527
Total Unfunded Commitments in Investment Funds & Vehicles	4,647	5,527
Total Unfunded Commitments	$309,881	$179,771

The following tables provide the Company’s contractual obligations as of September 30, 2021 and December 31, 2020:

As of September 30, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,423,682	$230,000	$255,000	$545,000	$393,682
Lease and License Obligations (4)	8,832	3,065	3,562	1,427	778
Total	$1,432,514	$233,065	$258,562	$546,427	$394,460

As of December 31, 2020:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in an investment fund.
(2)
Includes $64.5 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, $115.4 million of the 2027 Asset-Backed Notes, $173.8 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of September 30, 2021. There was no outstanding debt under the Wells Facility and Union Bank Credit Facility as of September 30, 2021.
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

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. For the three and nine months ended September 30, 2021, total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.4 million, respectively. For the three and nine months ended September 30, 2020, total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.3 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total operating lease cost	$724	$735	$2,196	$2,205
Cash paid for amounts included in the measurement of lease liabilities	$578	$562	$1,733	$2,223
ROU assets obtained in exchange for lease liabilities	$—	$—	$—	$—

	As of September 30, 2021	As of September 30, 2020
Weighted-average remaining lease term (in years)	4.37	4.28
Weighted-average discount rate	4.87%	5.45%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2021:

(in thousands)	As of September 30, 2021
Remainder of 2021	$587
2022	2,966
2023	2,305
2024	653
2025	693
Thereafter	1,512
Total lease payments	8,716
Less: imputed interest	(839)
Total operating lease liability	$7,877

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

In March and July 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three and nine months ended September 30, 2021 are net of expenses allocated to the Adviser Subsidiary of $1.3 million and $3.5 million, respectively. As of September 30, 2021, the Company owed the Adviser Subsidiary $0.1 million related to settlement of investment assignments to the Adviser Funds. As of December 31, 2020, no amounts were due to or outstanding from the Adviser Subsidiary. During the three and nine months ended September 30, 2020, the Company did not allocate any expenses to the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the three and nine months ended September 30, 2021, $99.6 million and $204.5 million of 2021 investment commitments were assigned to or directly committed by the Adviser Funds. During the nine months ended September 30, 2021, fundings of $139.5 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $107.6 million from the Adviser Funds relating to the assigned investments during the nine months ended September 30, 2021. No investments were assigned to, directly originated, or funded by the Adviser Funds, nor were any amounts received in the three and nine months ended September 30, 2020.

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

14. Subsequent Events

On October 21, 2021, the Board declared a cash distribution of $0.33 per share to be paid on November 17, 2021 to stockholders of record as of November 10, 2021. In addition to the cash distribution, and as part of the declared supplemental cash distribution of $0.28 per share for the fiscal 2021 made on April 21, 2021, the Board declared a supplemental cash distribution of $0.07 per share to be paid on November 17, 2021 to stockholders of record as of November 10, 2021. Including the $0.07 per share supplemental cash distribution paid to stockholders of record as of May 12, 2021 and August 11, 2021, the Board has declared to date a total of $0.21 per share of the $0.28 per share fiscal 2021 supplemental cash distribution declared on April 21, 2021.

Redemption of 2027 Asset-Backed and 2028 Asset-Backed Notes

On October 20, 2021, the Company fully redeemed the aggregate outstanding $289.2 million of principal and $1.1 million of accrued interest and fees pursuant to the redemption terms of the 2027 Asset-Backed and 2028 Asset Backed Notes Indentures. The Company accelerated recognition of $2.7 million of debt issuance costs associated with the extinguishment of the debt, which would represent a $0.02 per share impact using the Company’s weighted average shares for the most recent quarter.

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

COVID-19 Developments

The COVID-19 pandemic, which began in late 2019 has and threatens to continue to create market volatility and disruption in the U.S. and across the global capital markets. We are continuing to closely monitor the impact of COVID-19 on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. With the rollout of vaccination programs in the U.S. and globally, several countries, as well as certain states in the U.S., have lifted or reduced certain travel restrictions, business restrictions, and other quarantine measures. This has contributed to a positive economic recovery since 2020, and reduced volatility in the U.S. capital market. Although the economic recovery and rollout of vaccination programs are promising, the potential exists for the Delta variant or other variants to impede the global economic recovery. Many areas have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states within the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

As a result of the pressures on liquidity and financial results to certain of our portfolio companies caused by the COVID-19 pandemic, portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the COVID-19 pandemic will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

Equally the extent of the impact of the COVID-19 pandemic on our own operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, neither our management nor our Board is able to predict the full impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

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

We also make investments in qualifying small businesses through our wholly owned SBICs. We currently have one active SBIC, HC IV, which holds approximately $128.0 million in tangible assets which accounted for approximately 4.6% of our total assets as of September 30, 2021.

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

In May 2020, Hercules Adviser LLC (the "Adviser Subsidiary") was formed as our wholly owned Delaware limited liability subsidiary to provide investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors ("External Parties"). The Adviser Subsidiary receives fee income for the services provided to Adviser Funds. We have been granted no-action relief by the staff of the SEC to allow the Adviser Subsidiary to register as a registered investment adviser under the 1940 Act, as amended.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.5 billion and $2.4 billion as of September 30, 2021 and December 31, 2020, respectively. The fair value of our debt investment portfolio as of September 30, 2021 was approximately $2.3 billion, compared to a fair value of approximately $2.1 billion at December 31, 2020. The fair value of the equity portfolio as of September 30, 2021 was approximately $204.4 million, compared to a fair value of approximately $224.7 million as of December 31, 2020. The fair value of the warrant portfolio as of September 30, 2021 was approximately $42.9 million, compared to a fair value of approximately $34.6 million as of December 31, 2020.

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

During the nine months ended September 30, 2021, a total of $204.5 million of investment commitments made, representing $139.5 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

Our portfolio activity for the nine months ended September 30, 2021 and September 30, 2020 was comprised of the following:

(in millions)	September 30, 2021	September 30, 2020
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$1,258.1	$744.5
Existing portfolio company	413.6	290.8
Sub-total	1,671.7	1,035.3
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(202.5)	—
Net Debt Commitments	$1,469.2	$1,035.3
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$786.2	$348.0
Existing portfolio company	258.4	281.4
Sub-total	1,044.6	629.4
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(137.6)	—
Net Debt Fundings	$907.0	$629.4
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$15.3	$—
Existing portfolio company	5.2	2.0
Sub-total	$20.5	$2.0
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(2.0)	—
Total	$18.5	$2.0
Unfunded Contractual Commitments (4)
Total	$309.9	$242.5
Non-Binding Term Sheets
New portfolio company	$185.2	$77.5
Existing portfolio company	63.0	20.4
Total	$248.2	$97.9

(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include debt on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $7.2 million of unfunded commitments as of September 30, 2021, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2021, we received approximately $740.3 million in aggregate principal repayments. Of the approximately $740.3 million of aggregate principal repayments, approximately $62.0 million were scheduled principal payments and approximately $678.3 million were early principal repayments related to 36 portfolio companies. $63.8 million of the early principal repayments were early repayments due to merger and acquisition transactions of five portfolio investments.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2021 and September 30, 2020 was as follows:

(in millions)	September 30, 2021	September 30, 2020
Beginning portfolio	$2,354.1	$2,314.5
New fundings and restructures	1,065.1	631.4
Fundings assigned to or directly funded by the Adviser Funds(1)	(139.6)	—
Warrants not related to current period fundings	0.7	(0.2)
Principal payments received on investments	(62.0)	(54.0)
Early payoffs	(678.3)	(426.7)
Accretion of loan discounts and paid-in-kind principal	32.7	33.1
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(14.0)	(8.6)
New loan fees	(12.2)	(7.7)
Sale of investments	(97.9)	(22.1)
Gain (loss) on investments due to sales or write offs	15.5	(41.4)
Net change in unrealized appreciation (depreciation)	47.8	2.5
Ending portfolio	$2,511.9	$2,420.8

(1)
Funded amounts include $31.9 million of direct fundings of debt investments made by the Adviser Funds.

As of September 30, 2021, we held debt, warrants, or equity positions in one company that has filed a registration statement on Form S-1 with the SEC in contemplation of a potential initial public offering, and four companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Number of portfolio companies with debt outstanding	91	97
Percentage of debt bearing a floating rate	95.9%	96.9%
Percentage of debt bearing a fixed rate	4.1%	3.1%
Weighted average core yield (1)	11.4%	11.6%
Weighted average effective yield (2)	12.7%	12.9%
Prime rate at the end of the period	3.3%	3.3%

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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income primarily from commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2021, our debt investments generally have a term of between two and seven years and typically bear interest at a rate ranging from approximately 7.0% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees which are received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $39.2 million of unamortized fees as of September 30, 2021, of which approximately $33.7 million was included as an offset to the cost basis of our current debt investments and approximately $5.5 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, we had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of our current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2021, we had approximately $38.4 million in exit fees receivable, of which approximately $35.1 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments. As of December 31, 2020, we had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our ability to be subject to tax as a RIC, this non-cash source of income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $2.9 million and $2.3 million in PIK income during the three months ended September 30, 2021 and 2020, respectively. We recorded approximately $8.1 million and $6.5 million in PIK income during the nine months ended September 30, 2021 and 2020, respectively.

The core yield on our debt investments, a non-GAAP measure, which excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments, was 11.8% and 11.3% during the three months ended September 30, 2021 and 2020, respectively. The core yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the year, excluding fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments. We believe this measure is useful for our investors as it provides the yield at which our debt investments are originated and eliminates one-off items that can fluctuate significantly from period to period, thereby allowing for a more meaningful comparison with our peer companies. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time events, was 12.7% and 12.6% for the three months ended September 30, 2021 and 2020, respectively. The effective yield is derived by dividing total GAAP investment income by the weighted average earning investment portfolio assets at amortized cost outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. We believe this measure is useful for our investors as it provides the yield for our entire debt portfolio, which investors can compare with that of our peer companies. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders. The total yield, a non-GAAP measure, on our investment portfolio was 11.8% and 11.3% during the three months ended September 30, 2021 and 2020, respectively. The total yield is derived by dividing total GAAP investment income by the weighted average investment portfolio assets outstanding during the quarter, including non-interest earning assets such as warrants and equity investments at amortized cost. We believe this measure is useful for our investors as it provides the total yield for our investments comprising of debt, equity, and warrants at origination to allow a more meaningful comparison with our peer companies. The comparable total yield calculated on a GAAP basis on our investment portfolio was 11.1% and 11.5% for the three months ended September 30, 2021 and 2020, respectively. The comparable GAAP measure is calculated by dividing total GAAP investment income by our total investment portfolio assets at fair value outstanding at the beginning of the year.

The total return for our investors was approximately 23.1% and (10.2)% during the nine months ended September 30, 2021 and 2020, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$974,136	38.8%	$757,163	32.2%
Software	671,352	26.7%	780,045	33.1%
Internet Consumer & Business Services	452,019	18.0%	514,538	21.9%
All other industries (1)	414,347	16.5%	302,332	12.8%
Total	$2,511,854	100.0%	$2,354,078	100.0%

(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2021, the fair value as a percentage of total portfolio does not exceed 4.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, our ten largest portfolio companies represented approximately 32.8% and 27.9% of the total fair value of our investments in portfolio companies, respectively. As of September 30, 2021 and December 31, 2020, we had seven and three investments, respectively, that represented 5% or more of our net assets. As of September 30, 2021, we had seven equity investments representing approximately 57.7% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2020, we had four equity investments which represented approximately 63.7% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, approximately 95.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. Changes in interest rates, including Prime rate and LIBOR, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

Our investments in senior secured debt may also have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2021, we held warrants in 94 portfolio companies, with a fair value of approximately $42.9 million. The fair value of our warrant portfolio increased by approximately $8.3 million, as compared to a fair value of $34.6 million as of December 31, 2020 primarily related to the increase in fair value of portfolio companies.

Our existing warrant holdings would require us to invest approximately $63.6 million to exercise such warrants as of September 30, 2021. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2021 and December 31, 2020, respectively:

(in thousands)	September 30, 2021			December 31, 2020
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	21	$692,120	30.6%	16	$410,955	19.6%
2	46	1,103,844	48.8%	46	1,027,931	49.1%
3	22	458,178	20.2%	28	621,323	29.7%
4	1	8,294	0.4%	3	25,313	1.2%
5	1	1,106	0.0%	4	8,913	0.4%
	91	$2,263,542	100.0%	97	$2,094,435	100.0%

As of September 30, 2021 and December 31, 2020, our debt investments had a weighted average investment grading of 1.92 and 2.16 on a cost basis, respectively. Our policy is to downgrade our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 pandemic and related disruption to markets and businesses continues to evolve, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the continuing COVID-19 pandemic. This includes continuing to proactively assess and manage potential risks across our debt investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2021 and December 31, 2020:

	As of September 30,		As of December 31,
	2021		2020
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,401	99.0%	$2,284	98.7%
Non-accrual	24	1.0%	31	1.3%
Total Investments	$2,425	100.0%	$2,315	100.0%

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Investment Income

Total investment income for the three months ended September 30, 2021 was approximately $70.2 million as compared to approximately $70.3 million for the three months ended September 30, 2020. Total investment income for the nine months ended September 30, 2021 was approximately $208.5 million as compared to approximately $211.9 million for the nine months ended September 30, 2020.

Interest Income

For the three and nine months ended September 30, 2021 and 2020, the components of interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest income	$50,597	$51,529	$150,901	$154,741
Exit fee interest income	9,029	10,824	26,599	30,271
PIK interest income	2,893	2,319	8,105	6,466
Other interest income (1)	793	703	2,795	3,656
Total interest income	$63,312	$65,375	$188,400	$195,134

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended September 30, 2021 totaled approximately $63.3 million as compared to approximately $65.4 million for the three months ended September 30, 2020. Interest income for the nine months ended September 30, 2021 totaled approximately $188.4 million as compared to approximately $195.1 million for the nine months ended September 30, 2020. The decrease in interest income for the three and nine months ended September 30, 2021 as compared to the same period ended September 30, 2020 is primarily attributable to decrease in the weighted average principal outstanding of loans.

Of the $63.3 million in interest income for the three months ended September 30, 2021, approximately $60.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $3.2 million represent income related to the acceleration of income due to early loan repayments and other one-time events during the period. Of the $65.4 million in interest income for the three months ended September 30, 2020, approximately $61.0 million represents income from recurring interest and approximately $4.4 million represents the acceleration of interest income due to early loan repayments and other one-time events during the period.

Of the $188.4 million in interest income for the nine months ended September 30, 2021, approximately $178.3 million represents recurring income from the contractual servicing of our loan portfolio and approximately $10.1 represents income related to the acceleration of income due to early loan repayments and other one-time events during the period. Of the $195.1 million in interest income for the nine months ended September 30, 2020, approximately $183.1 million represents recurring interest and approximately $12.0 million represents acceleration of interest income due to early loan repayments and other one-time events during the period.

The following table shows the PIK-related activity for the nine months ended September 30, 2021 and 2020, at cost:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Beginning PIK interest receivable balance	$14,817	$14,498
PIK interest income during the period	8,105	6,466
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(5,684)
Payments received from PIK loans	(5,692)	(1,330)
Realized gain (loss)	(180)	—
Ending PIK interest receivable balance	$17,050	$13,950

The increase in PIK interest income during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is due to an increase in the weighted average principal outstanding for loans on accrual which bear PIK interest. Payments on PIK loans are normally received only in the event of payoffs. PIK receivable at both September 30, 2021 and September 30, 2020 represents less than 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three and nine months ended September 30, 2021 totaled approximately $6.9 million and $20.1 million respectively, as compared to approximately $5.0 million and $16.8 million for the three and nine months ended September 30, 2020 respectively. The increase in fee income for the three and nine months ended September 30, 2021 is primarily due to an increase in the facilities fees and acceleration of fee income due to early repayments.

For the three and nine months ended September 30, 2021, of the $6.9 million and $20.1 million, respectively, in fee income from commitment, facility, and loan related fees, approximately $1.9 million and $5.6 million represents income from recurring fee amortization, approximately $0.9 million and $2.4 million represents the acceleration of unamortized fees from expired commitments, and approximately $4.1 million and $12.1 million represents income due to the acceleration of unamortized fees related to early payoffs during the period, each respectively.

For the three and nine months ended September 30, 2020, of the $5.0 million and $16.8 million, respectively, in fee income, approximately $2.1 million and $7.8 million represents income from recurring fee amortization, and approximately $2.9 million and $9.0 million represents acceleration of unamortized fees due to early loan repayments, respectively.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2021 or 2020.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt, general and administrative expenses, and employee compensation and benefits. During the three and nine months ended September 30, 2021 and 2020, our net operating expenses totaled approximately $32.1 million and $31.6 million, respectively for the three month periods, and approximately $98.9 million and $96.9 million, respectively for the nine months.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $14.7 million and $16.6 million for the three months ended September 30, 2021 and 2020, respectively. Lower weighted average debt outstanding and lower borrowing costs during the three months ended September 30, 2021, resulted in a decline of interest and fee expenses as compared to the three months ended September 30, 2020. Interest and fees on our debt totaled approximately $49.0 million and $49.7 million, for the nine months ended September 30, 2021 and 2020, respectively. Our interest and fee expense during the nine months ended September 30, 2021, was also lower as compared to the nine months ended September 30, 2020 due to lower weighted average debt outstanding and borrowing costs.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 4.9% and 5.1% for the three months ended September 30, 2021 and 2020, respectively, and 5.1% and 5.1% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the weighted average cost of debt for the three months ended September 30, 2021, as compared to 2020, was primarily driven by a lower average higher cost debt outstanding attributable to our refinancing activities during the period.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $6.5 million from $5.3 million for the three months ended September 30, 2021 and 2020, respectively, and increased to $17.3 million from $17.2 million for the nine months ended September 30, 2020. The increase in general and administrative expenses for the three and nine months ended September 30, 2021 is primarily attributable to an increase in excise tax expenses.

Employee Compensation

Employee compensation and benefits totaled $8.9 million and $27.1 million, respectively, for the three and nine months ended September 30, 2021 as compared to $7.2 million and $22.6 million respectively, for the three and nine months ended September 30, 2020. The increase between the three and nine months ended September 30, 2021 and 2020 was primarily due to increased variable compensation and payroll related expenses.

Employee stock-based compensation totaled $3.3 million and $9.0 million respectively, for the three and nine months ended September 30, 2021 as compared to $2.5 million and $7.5 million respectively, for the three and nine months ended September 30, 2020. The increase in employee stock-based compensation for the three and nine months ended September 30, 2021 was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (“Sharing Agreement”), through which the Adviser Subsidiary will utilize our human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three and nine months ended September 30, 2021 are net of expenses allocated to the Adviser Subsidiary of $1.3 million and $3.5 million respectively. As of September 30, 2021, no amounts remained receivable from the Adviser Subsidiary related to the expenses allocated during the period.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Realized loss on debt extinguishment relates to additional fees, costs, and accelerated recognition of remaining debt issuance costs, which are recognized in the event debt is extinguished before its stated maturity. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

A summary of net realized gains and losses on investments for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Realized gains on investments	$24,999	$1,463	$82,364	$16,182
Realized losses on investments	(2,186)	(49,964)	(66,063)	(57,575)
Realized loss on debt extinguishment	(1,702)	—	(1,702)	—
Net realized gains (losses)	$21,111	$(48,501)	$14,599	$(41,393)

During the three and nine months ended September 30, 2021, we recognized net realized gains of $21.1 million and $14.6 million, respectively. During the three and nine months ended September 30, 2021, we recorded gross realized gains of $25.0 million and $82.4 million, respectively, primarily from the sale of DoorDash, Inc., Palantir Technologies, Ology Bioservices, and TransMedics Group, Inc. Our gains were offset by gross realized losses of $2.2 million and $66.1 million, respectively, primarily from the write-off of our investments in Intent (p.k.a. Intent Media, Inc.) and Solar Spectrum Holdings, LLC.

During the three and nine months ended September 30, 2020, we recognized net realized gains of $48.5 million and $41.4 million, respectively, on the portfolio. During the three and nine months ended September 30, 2020, we recorded gross realized gains of $1.5 million and $16.2 million, respectively, primarily from the sale of public equity holdings. These gains were offset by gross realized losses of $50.0 million and $57.6 million, respectively, primarily from the write-off of our debt investments in Patron Techology and Motif BioSciences, Inc., as well as liquidation or write-off of our equity or warrant positions during the period.

Additionally, on July 1, 2021, we fully redeemed the aggregate outstanding $75.0 million of principal and $0.6 million of accrued interest pursuant to the redemption terms of the April 2025 Notes Indenture. Combined with other debt redemptions, we accelerated recognition of $1.7 million of debt issuance costs associated with the extinguishment of the debt, which is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations for the three and nine months ended September 30, 2021. There was no debt extinguishment losses recognized during the three and nine months ended September 30, 2020.

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Board. The following table summarizes the movements in net change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross unrealized appreciation on portfolio investments	$27,946	$30,238	$142,016	$101,271
Gross unrealized depreciation on portfolio investments	(35,827)	(15,183)	(88,866)	(135,072)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(27,770)	37,779	(5,404)	36,305
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	(35,651)	52,834	47,746	2,504
Other net unrealized appreciation (depreciation)	—	—	(1,515)	—
Total net unrealized appreciation (depreciation) on investments	$(35,651)	$52,834	$46,231	$2,504

During the three months ended September 30, 2021, we recorded $35.6 million of net unrealized depreciation which was primarily from net unrealized depreciation from our debt, equity, warrant, and investment funds and vehicles investments.

For the three months ended September 30, 2021, we recorded a net $3.7 million of unrealized depreciation on our debt investments. The net unrealized depreciation of our debt investments was comprised of $4.1 million of unrealized depreciation due to the reversal of unrealized appreciation upon write-off of our debt investments and pay-off of our portfolio companies during the period. The net unrealized depreciation was partially offset by $0.4 million unrealized appreciation during the period attributable to valuation movements.

For the three months ended September 30, 2021, we recorded net unrealized depreciation of $27.2 million on our equity investments, $4.6 million on our warrant investments and $0.1 million on our investment funds. The total net unrealized depreciation of $31.9 million on the equity, warrant portfolio, and investment fund portfolio for the three months ended September 30, 2021, was primarily attributable to $23.6 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments, and $8.3 million of net unrealized depreciation attributable to valuation movements on the equity, warrant portfolio, and investment fund portfolio.

During the nine months ended September 30, 2021 we recorded cumulative $46.2 million of net unrealized appreciation which was primarily from net unrealized appreciation from our debt, equity, warrant, and investment funds and vehicles investments.

For the nine months ended September 30, 2021, we recorded $5.9 million of net unrealized appreciation on our debt investments. The net unrealized on our debt investments was comprised of $2.9 million of net unrealized appreciation attributable to valuation movements and $3.0 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off of our debt investments and pay-off of our portfolio companies during the period.

For the nine months ended September 30, 2021, we recorded $34.0 million of net unrealized appreciation on our equity investments, $8.1 million of net unrealized appreciation on our warrant investments and $0.2 million of net unrealized depreciation on our investment funds. The total net unrealized appreciation of $41.9 million on the equity, warrant portfolio, and investment fund portfolio for the nine months ended September 30, 2021, was primarily attributable to $50.3 million of unrealized appreciation due to valuation movements on the equity, warrant portfolio, and investment fund portfolio and $8.4 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

During the three months ended September 30, 2020, we recorded cumulative $52.8 million of net unrealized appreciation, from our debt, equity and warrant investments. During the nine months ended September 30, 2020, we recorded $2.5 million of net unrealized depreciation, from our debt, equity, and warrant investments.

We recorded $43.3 million of net unrealized appreciation on our debt investments for the three and nine months ended September 30, 2020. The total net unrealized appreciation on our debt investments was comprised of $7.4 million of net unrealized appreciation on the debt portfolio and $35.9 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off or pay-off of our debt investments during the period.

During the nine months ended September 30, 2020 we recorded $2.3 million of net unrealized appreciation on our debt investments. The net unrealized appreciation was primarily related to $34.9 million of unrealized depreciation on the debt portfolio offset by $37.2 million of unrealized appreciation due to the reversal of unrealized depreciation upon write-off or pay-off of our debt investments.

We recorded $6.5 million of net unrealized appreciation on our equity investments and $3.0 million appreciation on our warrant investments during the three months ended September 30, 2020. The total net unrealized appreciation of $9.5 million on our equity and warrant investments was primarily attributable to $7.6 million of unrealized appreciation on the equity and warrant portfolio and $1.9 million of unrealized appreciation due to the reversal of unrealized depreciation upon acquisition or liquidation of our equity and warrant investments.

We recorded $7.6 million of net unrealized depreciation on our equity investments and $7.8 million of net unrealized appreciation on our warrant investments during the nine months ended September 30, 2020. The total net unrealized appreciation of $0.2 million on our equity and warrant investments, was primarily attributable to $1.1 million of unrealized appreciation on the equity and warrant portfolio and $0.9 million of unrealized depreciation due to the reversal of unrealized appreciation upon acquisition or liquidation of our equity and warrant investments.

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three and nine months ended September 30, 2021, we had a net increase in net assets resulting from operations of approximately $23.5 million and $170.4 million, respectively. For the three and nine months ended September 30, 2020, we had a net increase in net assets resulting from operations of approximately $43.0 million and $76.1 million, respectively.

The basic and fully diluted net change in net assets per common share were $0.20 and $0.20 per share and $1.47 and $1.46 per share for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020 the basic net change in net assets per common share was $0.38 and $0.68 per share, respectively. For the same period, the diluted net change in net assets per common share were $0.38 and $0.67 per share, respectively.

For the purpose of calculating diluted earnings per share for the three and nine months ended September 30, 2021, the dilutive effect of the 2022 Convertible Notes, outstanding options, restricted stock units and awards and Retention PSUs under the treasury stock method was considered. As disclosed in “Note 9 – Earnings Per Share”, the dilutive impact of the 2022 Convertible Notes includes only the portion expected to be settled in stock in the calculations of diluted shares outstanding for the three and nine months ended September 30, 2021. The effect of the 2022 Convertible Notes was excluded from these calculations for the three and nine months ended September 30, 2020 as our share price was less than the conversion price in effect which results in anti-dilution.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary. For the three and nine months ended September 30, 2021 and 2020, no dividends were declared by the Adviser Subsidiary.

In March and July 2021, the Adviser Subsidiary entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee and certain incentive fees. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invests in debt and equity investments in venture or institutionally backed technology related and life sciences companies.

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

During the nine months ended September 30, 2021, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) debt offerings along with borrowings on our credit facilities.

During the nine months ended September 30, 2021, our operating activities provided $28.7 million of cash and cash equivalents, compared to $24.0 million used during the nine months ended September 30, 2020. This $52.7 million increase in cash provided by operating activities was primarily driven by a $257.6 million increase in principal and fee payments received on investments and

$76.5 million of proceeds from the sale of equity investments, which was offset by an increase of $294.0 million in purchases of investments (net of assignments to Adviser Funds).

During the nine months ended September 30, 2021, our investing activities used approximately $12 thousand of cash, compared to $115 thousand used during the nine months ended September 30, 2020. The $103 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.

During the nine months ended September 30, 2021, our financing activities used $16.9 million of cash, compared to $42.8 million used in financing activities during the nine months ended September 30, 2020. The $25.9 million decrease of cash flows used in financing activities was primarily due to $439.5 million of new debt issuances related to the September 2026 Notes, March 2026 B Notes, and HC IV SBA Debentures. The debt issuances were offset by repayments of $99.0 million of HT III related SBA Debentures, $75.0 million to retire the April 2025 Notes, and pay downs of $65.6 million and $76.2 million on the 2027 Asset-Backed Notes and 2028 Asset-Based Notes, respectively, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Additionally, we distributed $130.0 million in dividends during the nine months ended September 30, 2021, which increased from $114.4 million compared to the nine months ended September 30, 2020. Lastly, we did not issue any new common stock during the nine months ended September 30, 2021, compared to the $73.6 million issued during the nine months ended September 30, 2020.

As of September 30, 2021, our net assets totaled $1.3 billion, with a NAV per share of $11.54. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

Available liquidity and capital resources as of September 30, 2021

As of September 30, 2021, we had $818.4 million in available liquidity, including $235.9 million in cash and cash equivalents. We had available borrowing capacity of $72.0 million under the Wells Facility, $400.0 million under the Union Bank Facility, and an additional $110.5 million available from our SBA license, as applicable, subject to existing terms, borrowing base, advance rates, regulatory requirements and regulatory approval. The Credit Facilities each have accordion provisions through which the available borrowing capacity can be increased by an aggregate $250.0 million.

The 1940 Act as amended, permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2021, our asset coverage ratio under our regulatory requirements as a BDC was 198.3% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 193.9% as of September 30, 2021.

As of September 30, 2021, we had $64.5 million of SBA debentures, $150.0 million of 2022 Notes, $105.0 million of July 2024 Notes, $50.0 million of February 2025 Notes, $70.0 million of June 2025 Notes, $50.0 million of March 2026 A Notes, $50.0 million of March 2026 B Notes, $325.0 million of September 2026 Notes, $40.0 million of 2033 Notes, $115.4 million of 2027 Asset-Backed Notes, $173.8 million of 2028 Asset-Backed Notes, and $230.0 million of 2022 Convertible Notes payable. No amounts were outstanding with the Union Facility and Wells Facility.

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

On September 16, 2021, we issued $325.0 million in aggregate principal amount of unsecured notes, the September 2026 Notes. The issuance of the notes generated net proceeds of approximately $320.1 million, which has primarily been used to repay the remaining outstanding principal and accrued interest related to the 2027 Asset-Backed Notes and 2028 Asset-Backed Notes in October 2021. Aggregate offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $4.1 million of costs and $0.8 million related to the discount.

Additionally, we have gained access to $175.0 million of capital through the SBA debenture program. This is in addition to our regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of September 30, 2021, we have contributed $59.5 million of regulatory capital to HC IV, and drew $64.5 million of SBA debentures during the nine months ended September 30, 2021, which were available to us through HC IV. On May 5, 2021, we paid down the remaining outstanding $34.0 million of HT III SBA Debentures, and on June 15, 2021 surrendered our license for HT III.

As of September 30, 2021, we had approximately $13.5 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2027 Asset-Backed Notes and 2028 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. As disclosed in “Note 5 – Debt” on October 20, 2021, the Company fully repaid the aggregate outstanding $289.2 million of principal and $1.1 million of accrued interest and fees pursuant to the redemption terms of the 2027 Asset-Backed Notes & 2028 Asset-Backed Notes agreements using the available liquidity from the September 2026 Notes. During the nine months ended September 30, 2021, $65.6 million and $76.2 million was paid down on the 2027 Asset-Backed Notes and 2028 Asset-Based Notes, respectively.

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

There were no shares of common stock sold under the 2020 Equity Distribution Agreement during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we sold 6.0 million shares of common stock under the 2019 Equity Distribution Agreement. As of September 30, 2021, approximately 16.2 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

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

As of September 30, 2021, we had approximately $309.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. This excludes $7.2 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from debt to fund these commitments.

As of September 30, 2021, we also had approximately $248.2 million of non-binding term sheets outstanding to seven new companies and two existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Additionally, as of September 30, 2021 certain premises are leased or licensed under agreements which expire at various dates through June 2027. Total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.4 million respectively during the three and nine months ended September 30, 2021 and approximately $0.8 million and $2.3 million during the three and nine months ended September 30, 2020.

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

As of September 30, 2021, approximately 90.0% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indices for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for an additional discussion of our valuation policies for the three and nine months ended September 30, 2021 and 2020.

Income Recognition

Refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our income recognition policy for the three and nine months ended September 30, 2021 and 2020.

Income Taxes

Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 6 – Income Taxes” included in the notes to our consolidated financial statements appearing elsewhere in this report, and also “Distributions” for a discussion of our income tax policy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2021, approximately 95.9% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Our debt under the Credit Facilities bear interest at a floating rate and the debt under our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, and 2022 Convertible Notes bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(49)	$(11)	$(38)	$(0.00)
(50)	$(49)	$(11)	$(38)	$(0.00)
(25)	$(38)	$(11)	$(27)	$(0.00)
25	$3,920	$28	$3,892	$0.03
50	$7,840	$56	$7,784	$0.07
75	$11,760	$84	$11,676	$0.10
100	$15,730	$111	$15,619	$0.14
200	$32,869	$223	$32,646	$0.28

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2021, we did not engage in interest rate or foreign currency hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including debt under our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes and Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our SBA Debentures, 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, 2033 Notes, 2027 Asset-Backed Notes, 2028 Asset-Backed Notes, 2022 Convertible Notes, and Credit Facilities, refer to Item 2  “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2021 that represent greater than 5% of our net assets:

	September 30, 2021
(in thousands)	Fair Value	Percentage of Net Assets
BridgeBio Pharma LLC	$115,523	8.6%
Zepz (p.k.a. Worldremit Group Limited)	103,068	7.7%
Corium, Inc.	90,618	6.8%
Rocket Lab Global Services, LLC	87,722	6.6%
Phathom Pharmaceuticals, Inc.	85,827	6.4%
EverFi, Inc.	85,210	6.4%
uniQure B.V.	72,593	5.4%
•
BridgeBio Pharma LLC is a clinical-stage biopharmaceutical company that discovers and develops drugs for patients with genetic diseases.
•
Zepz (p.k.a. WorldRemit Group Limited) is a global online money transfer business.
•
Corium, Inc. develops, engineers, and manufactures drug delivery products and devices that utilize the skin and mucosa as a primary means of transport.
•
Rocket Lab Global Services, LLC is a commercial space provider of high-frequency, low-cost launches.
•
Phathom Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of novel treatments for gastrointestinal diseases and disorders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the nine months ended September 30, 2021, we issued 189,356 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $3.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

4.2	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Company and U.S. Bank National Association. (1)

4.3	Form of 2.625% Global Note. (1)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated by reference to Exhibits 4.2 and 4.3, as applicable, to the Company's Form 8-K (File No. 814-00702), filed on September 16, 2021.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2021 (unaudited)

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2020 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2021 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$2,325	$—	$14,970	$9,627	$—	$(1,194)	$23,403
	Preferred Stock	—	—	31,554	—	—	(15,386)	16,168
	Common Stock	—	—	2,276	—	—	(1,110)	1,166
Hercules Adviser LLC (6)	Unsecured Debt	59	—	—	6,100	—	—	6,100
	Member Units	—	—	—	35		10,669	10,704
Total Majority Owned Control Investments		$2,384	$—	$48,800	$15,762	$—	$(7,021)	$57,541
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,600	$—	$—	$(306)	$8,294
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$516	$—	$8,600	$—	$—	$(306)	$8,294
Total Control Investments		$2,900	$—	$57,400	$15,762	$—	$(7,327)	$65,835

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$243	$1,243
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	3	—	7,500	120	—	—	7,620
	Common Stock	—	—	840	—	—	9	849
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	(641)	—	—	(681)	681	—
	Common Stock	—	(61,502)	—	—	(61,502)	61,502	—
Total Affiliate Investments		$3	$(62,143)	$8,340	$3,328	$(66,176)	$64,220	$9,712
Total Control and Affiliate Investments		$2,903	$(62,143)	$65,740	$19,090	$(66,176)	$56,893	$75,547

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
(10)
As of June 30, 2021, the Company’s investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) were written off for a realized loss.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2021 (unaudited)

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,651	$13,957
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,815	9,446
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	16,168
	Diversified Financial Services	Common Stock			830,000	1,884	1,166
Total Gibraltar Business Capital, LLC						$52,472	$40,737
Hercules Adviser LLC		Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$6,100	$6,100	$6,100
		Member Units				35	10,704
Total Hercules Adviser LLC						$6,135	$16,804
Total Majority Owned Control Investments (4.30%)*						$58,607	$57,541
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	44
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,294
Total Other Control Investments (0.62%)*						$22,413	$8,294
Total Control Investments (4.92%)*						$81,020	$65,835

Affiliate Investments
Black Crow Al, Inc.	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,243
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$120	120	120
	Sustainable and Renewable Technology	Common Stock			17,647	4,767	849
Total Pineapple Energy LLC						$12,387	$8,469
Total Affiliate Investments (0.73%)*						$13,387	$9,712
Total Control and Affiliate Investments (5.65%)*						$94,407	$75,547

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2020

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	As of December 31, 2019 Fair Value	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	As of December 31, 2020 Fair Value
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$2,249	$—	$14,780	$59	$—	$131	$14,970
	Preferred Stock	—	—	33,000	—	—	(1,446)	31,554
	Common Stock	—	—	2,380	—	—	(104)	2,276
Total Majority Owned Control Investments		$2,249	$—	$50,160	$59	$—	$(1,419)	$48,800
Other Control Investments
Tectura Corporation (6)	Senior Debt	$608	$—	$9,586	$—	$(134)	$(852)	$8,600
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$608	$—	$9,586	$—	$(134)	$(852)	$8,600
Total Control Investments		$2,857	$—	$59,746	$59	$(134)	$(2,271)	$57,400

Affiliate Investments
Optiscan BioMedical, Corp. (7)	Convertible Debt	$13	$(421)	$—	$408	$(408)	$—	$—
	Preferred Warrants	—	(573)	209	—	(573)	364	—
	Preferred Stock	—	(13,152)	8,984	—	(13,152)	4,168	—
Pineapple Energy LLC (8)	Senior Debt	—	—	—	7,500	—	—	7,500
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (9)	Common Stock	—	—	—	4,767	—	(3,927)	840
	Senior Debt	520	(3)	12,615	—	(12,269)	(346)	—
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$533	$(14,149)	$21,808	$12,675	$(26,402)	$259	$8,340
Total Control and Affiliate Investments		$3,390	$(14,149)	$81,554	$12,734	$(26,536)	$(2,012)	$65,740
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2020

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	March 2023	Interest rate FIXED 14.50%	$15,000	$14,838	$14,970
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	31,554
	Diversified Financial Services	Common Stock			830,000	1,884	2,276
Total Gibraltar Business Capital, LLC						$42,844	$48,800
Total Majority Owned Control Investments (3.78%)*						$42,844	$48,800
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	March 2021	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	March 2021	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	March 2021	PIK Interest 5.00%	$13,023	13,023	350
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,600
Total Other Control Investments (0.67%)*						$22,413	$8,600
Total Control Investments (4.44%)*						$65,257	$57,400
Affiliate Investments
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	$7,500	$7,500
	Sustainable and Renewable Technology	Common Stock			17,647	4,767	840
Total Pineapple Energy LLC						$12,267	$8,340
Solar Spectrum Holdings LLC, (p.k.a. Sungevity, Inc.)	Sustainable and Renewable Technology	Senior Secured Debt	January 2021	PIK Interest 10.00%	$681	$681	$—
	Sustainable and Renewable Technology	Common Stock			488	61,502	—
	Sustainable and Renewable Technology	Class A Warrants			0.69	—	—
Total Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)						$62,183	$—
Total Affiliate Investments (0.65%)*						$74,450	$8,340
Total Control and Affiliate Investments (5.09%)*						$139,707	$65,740

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

HERCULES CAPITAL, INC. (Registrant)

Dated: October 28, 2021	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: October 28, 2021	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer