Form 10-K
period 2021-12-31
Hercules Capital, Inc.
filed 2022-02-22
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share 6.25% Notes due 2033	HTGC HCXY	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.95 billion based upon a closing price of $17.06 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 16, 2022, there were 119,769,139 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

GENERAL

Hercules Capital, Inc. is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. Our goal is to be the leading structured debt financing provider for venture capital-backed and institutional-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products.

Our primary business objectives are to increase our net income, net investment income, and net asset value (“NAV”) by investing in debt, typically with warrants or equity, of venture capital-backed and institutional-backed companies in a variety of technology-related industries at attractive current yields and the potential for equity appreciation and realized gains. We aim to achieve our business objectives by maximizing our portfolio total return through generation of current income from our debt investments and capital appreciation from our warrant and equity investments. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the Investment Company Act of 1940 (“1940 Act”). In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations. We invest primarily in private companies but also have investments in public companies.

Our investments are focused in companies that are active in a variety of technology industry sub-sectors or are characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, internet consumer and business services, telecommunications, telecommunications equipment, media, life sciences, and renewable or alternative energy. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery and development, drug delivery, health care services and information systems companies. Within the sustainable and renewable technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase or convert into common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company. We also invest in “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position. In addition to our debt investments, we regularly engage in discussions with third parties with respect to various potential transactions to explore all alternatives. Through such alternatives, we may acquire an investment, a portfolio of investments, an entire company, or sell portions of our portfolio on an opportunistic basis.

We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions, which may include, depending on the transaction and without limitation, the approval of our Board of Directors (the "Board"), required regulatory or third-party consents, and/or the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

CORPORATE STRUCTURE

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a BDC, we must also meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration (the “SBA”) and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. Certain of our wholly owned subsidiaries are licensed to operate as a small business investment company (a “SBIC” or “SBICs”) under the authority of the SBA. Through SBIC licensed vehicles we may access capital from the SBA debenture program. See “Regulation” for additional information related to our capital requirements.

We are internally managed under the supervision of our Board. We do not pay management or advisory fees, but instead incur costs customary for an operating company. Some of those costs include recruiting and marketing expenses as well as the costs associated with employing management, investment and portfolio management professionals, and technology, secretarial and other support personnel. In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500 thousand in the aggregate in any year. We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.

Effective January 1, 2006, we elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (“the Code”). As a RIC, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year subject to certain requirements as defined for RICs. See “Certain United States Federal Income Tax Considerations” for additional information. Additionally, we have established wholly owned subsidiaries that are not consolidated for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

In May 2020, Hercules Adviser LLC (the “Adviser Subsidiary”) was formed as a wholly owned Delaware limited liability subsidiary to provide investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). See “— Regulation—No-action and Exemptive Relief Obtained” for additional information regarding our Adviser Subsidiary.

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Bethesda, MD, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.

AVAILABLE INFORMATION

We file with or submit to the SEC our annual, quarterly, current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and other publicly filed information available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Internet address where these documents and other information can be found is www.htgc.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report. Our annual, quarterly, periodic and current reports, proxy statements and other public filings are also available free of charge on the EDGAR Database on the SEC's Internet website at www.sec.gov.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals.

We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 10 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 500 technology-related companies, representing more than $13.0 billion in commitments from inception to December 31, 2021, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. Members of our management team also have operational, research and development and finance experience with technology-related companies. Furthermore, we have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Mitigate Risk of Principal Loss and Build a Portfolio of Warrant and Equity Securities.

We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization after an initial interest only period, cash interest payments, relatively short maturities (typically between 36-48 months), security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment. Although we do not currently engage in hedging transactions, we may engage in hedging transactions in the future utilizing instruments such as forward contracts, currency options and interest rate swaps, caps, collars, and floors.

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

Deal Sourcing Through Our Proprietary Database.

We have developed a proprietary and comprehensive database to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2021, our proprietary database included more than 55,000 technology-related companies and more than 13,000 venture capital firms, private equity sponsors or investors, as well as various other industry contacts. This proprietary database allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 7.0% to 14.5% as of December 31, 2021. Approximately 94.0% of our loans were at floating rates or floating rates with a floor and 6.0% of the loans were at fixed rates as of December 31, 2021.

In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees, or prepayment fees. In some cases, our loans also include contractual payment-in-kind ("PIK") interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

In addition, our investments in the structured debt of venture capital-backed and institutional-backed companies generally have equity enhancement features, typically in the form of warrants or other equity securities that are considered original issue discounts ("OID") to our loans and are designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering (“IPO”). The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or, on a very select basis, put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•
Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically has a maturity of between two and five years, and it may provide for full amortization after an interest only period. Our structured debt with warrants generally carries a contractual interest rate up to 11.0% and may include an additional exit fee payment or contractual PIK interest arrangements. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.
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
•
Equity Securities. The equity securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2021, we held warrant and equity securities in 155 portfolio companies.

In addition to the characteristics described above, the table below compares the typical features of our investments.

	Structured Debt with Warrants	Senior Debt	Equity Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Preferred stock or common stock
Investment Horizon	Long-term: 2 to 5 years; Average of 3.5 years	Generally under 4 years	3 to 7 years
Covenants	Less restrictive; mostly financial	Generally borrowing base and financial	None

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition - While we generally focus our investments in venture capital-backed and institutional-backed companies in a variety of technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2021, approximately 80.1% of the fair value of our portfolio was composed of investments in three industries: 39.7% was composed of investments in the "Drug Discovery & Development" industry, 24.1% was composed of investments in the "Software" industry, and 16.3% was composed of investments in the "Internet Consumer & Business Services" industry.

Continuing Support from One or More Financial Sponsors - We generally invest in companies in which one or more established financial sponsors have previously invested and continue to make a contribution to the management of the business. We believe that having established financial sponsors with meaningful commitments to the business is a key characteristic of a prospective portfolio company. In addition, we look for representatives of one or more financial sponsors to maintain seats on the board of directors of a prospective portfolio company as an indication of such commitment.

Company Stage of Development - While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate having commitments for their first institutional round of equity financing for early stage companies. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan - We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that in addition to having sufficient capital to support leverage, it has an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt for an additional six to twelve months subject to market conditions.

Security Interest - In many instances we seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases, we may obtain a negative pledge prohibiting a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis and subject to assumptions that may change over the life of the investment especially when attempting to estimate the value of intellectual property. We generally evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants - Our investments may include one or more of the following covenants: cross-default; material adverse change provisions; requirements that the portfolio company provide periodic financial reports and operating metrics; and limitations on the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

Exit Strategy - Prior to making a debt investment that is accompanied by a warrant or other equity security in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an IPO, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

Investment Process

We have organized our management team around the four key elements of our investment process:

•
Origination;
•
Underwriting;
•
Documentation; and
•
Loan and Compliance Administration.

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2021, our investment origination team, which consists of approximately 53 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, SaaS finance, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

In addition, we have developed a comprehensive proprietary database to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. Our proprietary database allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Due Diligence - Our due diligence on a prospective investment is typically completed by two or more investment professionals whom we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who typically possesses general industry knowledge and is responsible for originating and managing the transaction, other investment professionals who perform due diligence, credit and corporate financial analyses and our legal professionals, as needed. To ensure consistent underwriting, we generally use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations and the legal and applicable regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically interviews select key management of the company and select financial sponsors and assembles information necessary to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company. The underwriting team collaborates with the credit and legal teams to ensure the final credit underwriting deal structure meets our standards. In addition to the aforementioned members of the investment team, each deal is also assigned to a member of the credit team. The credit team is responsible for making sure that all material risks in the transaction are identified and mitigated to the extent possible in the investment memorandum and that the legal documentation properly reflects the transaction as approved by the investment committee.

Approval Process - The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee is required before we proceed with any investment. The investment committee members include our Chief Executive Officer and Chief Investment Officer, Chief Financial Officer, Chief Credit Officer, and Senior Managing Director of Risk Management. The investment committee meets on an as-needed basis.

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

Loan and Compliance Administration

Our investment committee, supported by our investment team, credit team, and finance department, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After the funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our proprietary database. The investment team, credit team, and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the Audit Committee of our Board, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

The investment team and credit team monitor our portfolio companies in order to determine whether the companies are meeting our financing criteria and their respective business plans and also monitors the financial trends of each portfolio company from its monthly or quarterly financial statements to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In addition, our management team closely monitors the status and performance of each individual company through our proprietary database and periodic contact with our portfolio companies’ management teams and their respective financial sponsors.

Credit and Investment Grading System. Our investment and credit teams use an investment grading system to characterize and monitor our outstanding loans. They monitor and when appropriate, recommend changes to investment grading. Our investment committee reviews and approves the recommendations and/or changes to the investment grading. These approved investment gradings are provided on a quarterly basis to the Audit Committee and our Board, along with valuations for our investments which are submitted for approval.

From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We may incur losses from our investing activities; however, we work with our troubled portfolio companies to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. There can be no assurance that principal will be recovered.

We use the following investment grading system approved by our Board:

Grade 1	Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.
Grade 2	The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.
Grade 3

The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We typically increase procedures to monitor a borrower when it is determined that credit risk has increased meaningfully since origination, such as, when the borrower is approaching a low liquidity point and an expected capital raise event is not imminent, when an expected milestone has slipped or failed, when performance or new business is materially below our plan, or if the estimated fair value of the enterprise is materially lower than it was when the loan was originated.

Grade 4

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

Grade 5

The borrower is in workout, materially performing below expectations and a significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount, if any, we anticipate will be recovered.

As of December 31, 2021, our investment portfolio had a weighted average investment grading of 2.10.

Managerial Assistance

As a BDC we are generally required to offer and provide, upon request, significant managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, among other things. We may, from time to time, receive fees for these services. In the event that such fees are received, they are incorporated into our operating income and are passed through to our stockholders, given the nature of our structure as an internally managed BDC. See “—Regulation—Significant Managerial Assistance” for additional information.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state-chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed and institutional capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

HUMAN CAPITAL DISCLOSURES

As an internally managed BDC, we believe that one of the strengths and principal reasons for the long-term success of our company is the quality and dedication of our people. As of December 31, 2021, our team comprises over 90 professionals across our 8 offices globally. Within our team, 53 team members are experienced investment professionals who have on an average more than 10 years of experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies, as well as our executive officers and treasury, finance, risk management, administrative support, IT and human resources professionals. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. From inception to December 31, 2021, our team has originated structured debt, debt with warrants and equity investments in over 500 companies, representing more than $13.0 billion in commitments. Our investment team leverages established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, to identify and source our investments. We believe that leveraging the relationships that our investment teams have established will enable us to continue to identify and attract well-positioned prospective portfolio companies.

Talent Acquisition and Retention

Our goal is to ensure that we have the right blend of talent supporting our business. We seek to accomplish this goal through our commitment to attracting, developing, and retaining our high quality team. The process by which we attract, recruit and select new members to join our team is strategic and purposeful to ensure our business and culture continue to thrive. As part of our commitment to recruit, develop talent, and provide mentorship, we offer an internship program that invites high quality college students from a diverse pool of institutions to learn our business and contribute to our work as temporary employees for a period of approximately six months. These internships are expected to lead to permanent roles for high performing and high potential interns. Additionally, we aim to recruit a diverse group of interns and analysts, representing different ethnic and cultural backgrounds, by partnering with organizations that help us achieve that goal and that encourage diverse candidates to explore financial services as a career.

As strategic needs are identified, we contract with employment agencies to hire new members. Through our internship program, individuals who want to join the investment team have the opportunity to see the full investment process from due diligence to closing, as well as ongoing portfolio management activities. Additionally, from time to time, we may contract with independent contractors on a temporary basis.

The retention of our personnel is important to the management of our business. The departure of key management personnel could adversely affect our business and cause us to lose current and potential investment opportunities. We believe that compensation and benefits are a key part of retaining personnel. As such, we offer a competitive, equitable, compensation and benefits structure that we believe is attractive to our current and prospective professionals relative to their local markets and industry. Our compensation strategy includes, for certain professionals, equity incentive plans, which we have structured to further align the interests of our professionals with our stockholders, and to cultivate a strong sense of ownership and commitment to our Company. As part of our commitment to developing our team and to foster a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. Through our annual goal setting and performance review processes, our employees are annually evaluated by managers and our senior management team to ensure employees continue to develop and advance as expected. As we hire and develop individuals, we also take succession planning into account and have succession plans in place for each of our named executive officers.

The pandemic has presented new challenges with respect to employee engagement and well-being, both of which are fundamental to the success of our business. The safety of our employees, clients, customers, and vendors remains at the forefront of our decisions regarding when it is safe for employees to return to work in the office. Accordingly, we have allowed employees to work from home in regions where doing so is recommended by local guidance. Following local and CDC guidance, we have made our offices accessible to those who prefer to work in the office, with restrictions and safety protocols in place. Throughout this time, we have made continuous efforts to support our employees with increased dialogue with managers, colleagues and leaders, flexibility to address different working environments and schedules, information regarding stress management and physical and mental health, and virtual engagements. Our Employee Assistance Program provides additional, ongoing support and information for our employees and their families.

Our Culture

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. We seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination or harassment of any kind, including, but not limited to, sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We seek feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters. Under our Whistleblower Policy, each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to confidentially report: any questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices or other illegal or unethical behavior. We seek to protect the confidentiality of those making reports of possible misconduct and our Whistleblower Policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.

Our Code of Business Conduct and Ethics establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Upon joining and annually, all employs receive compliance training. Our Whistleblower Policy and Code of Business Conduct and Ethics Policy can be found on our website at investor.htgc.com/corporate-governance/governance-documents.

Diversity, Equity, and Inclusion

At Hercules, we feel strongly that building a diverse and inclusive team is an important priority. We aim to attract, motivate, and retain a diverse group of individuals and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. We are proud that our workforce consists of diverse professionals including over 60% that are women or people of diverse ethnic backgrounds. Over 50% of our senior leaders, which includes our managing directors on the investment team and senior executives are women or people of diverse ethnic backgrounds. We strive to continue to create a welcoming and inclusive work environment for our employees.

Philanthropy

Hercules encourages and supports our employees to be active participants in our local communities. As a Company, we support local non-profit organizations by hosting annual fundraising, food, and toy drives. In addition to our Company sponsored philanthropic initiatives, we also provide employees with paid days off to volunteer at organizations of their choice. Hercules supports a variety of non-profit organizations through corporate sponsorship and donations. In addition, we support our employees and the causes that are most important to them through our Charitable Donation Matching program, in which we match donations our employees make to qualified 501(c)(3) non-profits (subject to maximum limits per employee).

For more information on our approach to social, governance, and environmental topics, please refer to our Environmental, Social and Governance Policy (“ESG Policy”), which can be found on our website at investor.htgc.com/esg.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Regulation as a Business Development Company

A BDC primarily focuses on investing in or lending to private companies and making significant managerial assistance available to them, while providing its stockholders with the ability to retain the liquidity of a publicly traded stock. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

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

(b) is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) does not have any class of securities listed on a national securities exchange; or if it has securities listed on a national securities exchange such company has a market capitalization of less than $250 million; is controlled by the BDC and has an affiliate of a BDC on its Board; or meets such other criteria as may be established by the SEC.

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

We do not intend to acquire securities issued by any investment company, including other BDCs, that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such other investment companies in the aggregate. SEC rules permit us to exceed these limits, subject to certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

Significant Managerial Assistance

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Warrants, Options, and Restricted Stock

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—No-action and Exemptive Relief” below and "Note 8 - Equity Incentive Plans" to our consolidated financial statements.

Reduced Asset Coverage Requirements

In accordance with the Small Business Credit Availability Act ("SBCAA"), our Board and stockholders approved the reduction of our minimum asset coverage ratio applicable under Section 61(a)(2) of the 1940 Act on September 4, 2018 and December 6, 2018, respectively. As a result, effective December 7, 2018, the minimum asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage.

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

Capital Structure

Subject to limited exceptions, we are not generally able to issue and sell our common stock at a price per share below NAV. We may, however, sell our common stock, or warrants, options or other rights to acquire such common stock, at a price below the current NAV if our Board determines that such sale is in the best interests of our stockholders and if stockholders, including a majority of those stockholders that are not affiliated with us, approve of such sale.

In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distribution commission or discount). We do not currently have authorization from our stockholders to issue common stock at a price below its then current NAV per share.

Other 1940 Act Regulations

As a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act, we are periodically examined by, and required to submit information to, the SEC for compliance with the Exchange Act and the 1940 Act. We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. We are required by the 1940 Act to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are also required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.

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

Our current code of ethics is posted on our website at investor.htgc.com/corporate-governance/governance.documents. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. Our proxy voting decisions are made by members of the Company's investment team, who review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. We generally do not believe it is necessary to engage the services of an independent third party to assist in issue analysis and vote recommendation for proxy proposals.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through wholly owned SBIC subsidiaries. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Each SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. As part of the SBA's oversight, each SBIC is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If any of our SBICs fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBICs' use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBICs from making new investments. In addition, our SBICs may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because our SBICs are wholly owned subsidiaries. Further, the SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. As of December 31, 2021, as a result of having sufficient capital as defined under the SBA regulations, our SBICs were in compliance with the terms of the SBA’s leverage requirements.

The receipt of an SBIC license does not assure that a SBIC will receive SBA guaranteed debenture funding, which is dependent upon our SBICs continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBICs’ assets over our stockholders in the event we liquidate our SBICs or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBICs upon an event of default.

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

Compliance with The New York Stock Exchange (NYSE) Corporate Governance Regulations

Our common stock is listed on the NYSE under the symbol “HTGC”. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

No-action and Exemptive Relief Obtained

On May 11, 2020, we received no-action relief from the SEC staff that allowed us to form the Adviser Subsidiary as a registered investment adviser under the Advisers Act. Separately, for information regarding our SEC exemptive relief obtained, please see the section entitled “Regulation – Exemptive Relief Obtained” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020 (the “2019 10-K”), which is incorporated by reference.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto. Except as otherwise noted, this discussion assumes you are a taxable U.S. person (as defined for U.S. federal income tax purposes) and that you hold your shares of our stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This discussion is based upon current provisions of the Code, the regulations promulgated thereunder and judicial and administrative authorities, all of which are subject to change or differing interpretations by the courts or the Internal Revenue Service (the “IRS”), possibly with retroactive effect. No attempt is made to present a detailed explanation of all U.S. federal income tax concerns affecting us and our stockholders (including stockholders subject to special rules under U.S. federal income tax law).

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

Election to be Subject to Tax as a RIC

Through December 31, 2005, we were subject to U.S. federal income tax as an ordinary corporation under Subchapter C of the Code. Effective beginning on January 1, 2006, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M of the Code with the filing of our U.S. federal income tax return for 2006. To qualify for treatment as a RIC we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, in respect of each taxable year, dividends for federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Upon satisfying these requirements in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for federal income tax purposes, which will allow us to reduce our liability for corporate-level income tax.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•
qualify as a RIC; and
•
distribute dividends for federal income tax purposes to our stockholders of an amount at least equal to the Annual Distribution Requirement;

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

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (“Excise Tax Avoidance Requirement”). We are not subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

Under applicable Treasury regulations and other administrative guidance issued by the IRS, we are permitted to treat certain distributions payable in our stock as taxable distributions that will satisfy the Annual Distribution Requirement as well as the Excise Tax Avoidance Requirement provided that stockholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to make taxable distributions that are payable in part in our common stock.

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio”. We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level income taxes.

In addition, we will be partially dependent on our SBICs for cash distributions to enable us to meet the RIC Distribution Requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBICs to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBICs are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to be subject to tax as a RIC, which would result in us becoming subject to corporate-level income taxes.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as having been paid by its stockholders.

If we acquire the equity securities of certain foreign corporations that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income ("PFICs"), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders to the extent that such income or gain is attributable to our ownership of PFIC stock in a prior taxable year. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any such taxes and related interest charges.

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation ("CFC"), we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year. In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation. Income derived by us from a CFC would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC if the CFC makes distributions of that income to us in the same year of the CFC in which we are treated as having received a deemed distribution of such income or if the income is derived with respect to our business of investing in stocks and securities. As such, we may limit and/or manage our holdings in issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

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

As of December 31, 2021, approximately 93.6% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We intend to continue to engage one or more independent valuation firm(s) to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board to cancel such valuation services. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of the services rendered by an independent valuation firm is at the discretion of the Board. Our Board is ultimately, and solely, responsible for determining the fair value of our investments in good faith.

See “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

Determinations in Connection with Offerings

In connection with each offering of shares of our common stock, the Board or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current NAV at the time at which the sale is made, unless it is determined by the Board that such sale is in the best interests of our stockholders. The Board considers the following factors, among others, in making such determination:

•
the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;
•
our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV to the period ending two days prior to the date of the sale of our common stock; and
•
the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current NAV of our common stock, which is generally based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate NAV in connection with each offering of shares of our common stock, but instead it involves the determination by the Board or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV at the time at which the sale is made.

Moreover, to the extent that there is a possibility that we may (i) issue shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we will provide to the SEC in a registration statement to which a prospectus will be a part) to suspend the offering of shares of our common stock pursuant to a prospectus if the NAV fluctuates by certain amounts in certain circumstances until such prospectus is amended, the Board or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such, events or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and other reports and documents filed by us with the SEC.

Risks Related to our Business Structure

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
•
Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds or separately managed accounts, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.
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

Risks Related to Our Investments

•
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
•
Our warrant and equity investments can be volatile, and we may not realize gains from these investments. If our warrant and equity investments do not generate gains, then the return on our invested capital will be lower than it would otherwise be which could result in a decline in the value of shares of our common stock.
•
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•
Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans or we could be subject to lender liability claims.

Risks Related to Our Securities

•
Our common stock may trade below its NAV per share, which could limit our ability to raise additional equity capital.
•
If we issue preferred stock, debt securities or convertible debt securities, the NAV and market value of our common stock may become more volatile.
•
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

General Risk Factors

•
Global macro-economic and political events, terrorist attacks, acts of war, natural disasters or other public health emergencies may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
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

As an internally managed BDC, our compensation structure is determined and set by our Board. This structure currently includes salary and bonus and incentive compensation, which is issued through grants and subsequent vesting of restricted stock. We are not generally permitted by the 1940 Act to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to compensation owing to our granting of restricted stock as incentive compensation.

Members of our senior management may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we, as an internally managed BDC, are subject to. We do not currently have agreements with certain members of our senior management that prohibit them from leaving and competing with our business and certain States limit our ability to have such agreements. A departure by one or more members of our senior management could have a negative impact on our business, financial condition and results of operations.

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

A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may be unable to capitalize on certain opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. An increasing number of competitors may also have the effect of compressing our margins, which could harm our ability to retain employees, increase our operating costs, and decrease the amount and frequency of future distributions. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. Varying responses to the coronavirus ("COVID-19") by states, local governments and other authorities may cause us to be subject to more operational restrictions than are our competitors in other geographies. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide and receive efficient services and our access to financing sources on acceptable terms. Organizational growth and scale-up of our investments could strain our existing managerial, investment, financial and other resources. Management of our growth could divert financial resources from other projects. Failure to manage our future growth effectively could lead to a decrease in our future distributions and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, portfolio investments, whose fair value is determined in good faith by the Board were approximately 93.6% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board, based on the recommendations of our Audit Committee. In making a good faith determination of the value of these securities, we generally start with the cost basis of each security, which includes the amortized OID and PIK interest, if any. The Audit Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while applying a valuation process for the types of investments we make, which includes but is not limited to deriving a hypothetical exit price.

However, the Board retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Legislation allows us to incur additional leverage, which may increase the risk of investing with us.

Historically, the 1940 Act generally prevented us, as BDC, from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the Board and a majority of directors who are not interested persons). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, as of December 7, 2018, we are able to incur additional indebtedness, subject to certain disclosure requirements and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings and those of other BDCs in light of this new law as well as any corresponding changes to asset coverage ratios and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our securities. See “—A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.”

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

Our secured credit facilities with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”) and MUFG Union Bank, N.A., (the “Union Bank Facility” and together with the SMBC Facility our “Credit Facilities”), as well as the 2022 Notes, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, 2033 Notes, 2022 Convertible Notes, and January 2027 Notes (as each term is individually defined below and collectively, the “Notes”) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions.

As of December 31, 2021, we had $29.9 million in borrowings outstanding under the SMBC Facility and none outstanding under the Union Bank Facility. As of December 31, 2021, we had approximately $150.5 million of indebtedness outstanding incurred by our SBIC subsidiary, and approximately $1,070.0 million in aggregate principal outstanding Notes.

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

As discussed in the previous risk factor, we are only permitted to incur indebtedness if immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2021, our asset coverage ratio under our regulatory requirements as a BDC was 218.9%, excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio and was 204.6% when including all SBA leverage.

Based on our current capital structure, assuming leverage remains equal to 95.6% of our net assets as of December 31, 2021, our investment portfolio would have been required to generate an annual return of at least 2.5% to cover our annual interest payments.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2021, (2) a hypothetical asset coverage ratio of 200%, and (3) a hypothetical asset coverage ratio of 150% (each excluding our SBA debentures as permitted by our exemptive relief) each at various annual returns on our portfolio as of December 31, 2021, net of expenses.

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 218.9% as of December 31, 2021 (1)	(24.56%)	(14.63%)	(4.69%)	5.24%	15.18%
Corresponding return to common stockholder assuming 200% asset coverage (2)	(26.93%)	(16.20%)	(5.47%)	5.26%	15.98%
Corresponding return to common stockholder assuming 150% asset coverage (3)	(41.82%)	(26.10%)	(10.38%)	5.35%	21.07%

(1)
Assumes $2.6 billion in total assets, $1.3 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 4.9%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2021. Actual interest payments may be different.
(2)
Assumes $2.8 billion in total assets including debt issuance costs on a pro forma basis, $1.5 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 4.9%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2021, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.
(3)
Assumes $4.1 billion in total assets including debt issuance costs on a pro forma basis, $2.8 billion in debt outstanding, $1.3 billion in stockholders’ equity, and an average cost of funds of 4.9%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2021, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

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

In addition to regulatory requirements that restrict our ability to raise capital, our Notes, and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The credit indentures governing our Notes and Credit Facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default, which if we were unable to obtain a waiver from the lenders under our Credit Facilities or holders of our Notes, could accelerate repayment under the Credit Facilities or Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay a sufficient amount of distributions and maintain our ability to be subject to tax as a RIC. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Note 5 – Debt”.

The SMBC Facility and the Union Bank Facility mature in November 2026 and February 2024, respectively, and any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

As of December 31, 2021, we had two available secured credit facilities, the SMBC Facility and the Union Bank Facility, which mature in November 2026 and February 2024, respectively. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace either Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Our investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to our receiving material non-public information ("MNPI") or obtaining "control" of the target company. Our ability to exit an investment where we have MNPI or control could be limited and could result in a realized loss on the investment.

If we receive MNPI, or a controlling interest in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted. Causes of such restriction could include market factors, such as liquidity in a private stock, or limited trading volume in a public company’s securities, or regulatory factors, such as the receipt of MNPI or insider blackout periods, where we are legally prohibited from selling. Additionally, we may choose not to take certain actions to protect a debt investment in a controlled investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

Regulations governing our operations as a BDC may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidence of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As discussed above, under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. In addition, we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 150%.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. We currently do not have requisite approval from our stockholders to issue shares of our common stock at a price below its then current NAV per share. We may, but are under no obligation to and cannot guarantee that we will, seek to obtain such approval in the future. In connection with any such approval, we will limit the number of shares that we issue at a price below NAV per share pursuant to the stockholder authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%; however, our Board, subject to its fiduciary duties and regulatory requirements, will have the discretion to determine the amount of the discount. As a result, the discount could be up to 100% of NAV per share. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds or separately managed accounts, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the interests of us or our stockholders. Our relationship with the Adviser Subsidiary may require us to commit resources to achieving the Adviser Funds or External Parties’ investment objectives, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of the Adviser Funds and External Parties and it is likely that an investment appropriate for us, the Adviser Funds, or External Parties would be appropriate for the other entity. Because the Adviser Subsidiary may receive performance-based fee compensation from the Adviser Funds or External Parties, this may provide an incentive to allocate opportunities to the Adviser Funds or External Parties instead of us. Accordingly, we and the Adviser Subsidiary have established policies and procedures governing the allocation investment opportunities between us, the Adviser Funds, and External Parties. We may be limited in or unable to participate in certain investments based upon such allocation policy. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, we may face conflicts in allocating investment opportunities between us, the Adviser Funds and External Parties managed by the Adviser Subsidiary.

Investments in Adviser Funds managed by our Adviser Subsidiary may create conflicts of interests.

Our Adviser Subsidiary is committed to make contributions as a limited partner to certain Adviser Funds, it is also entitled to receive distributions on such interest. Our officers and employees may dedicate more time or resources to the Adviser Funds or allocate more favorable investment opportunities to the Adviser Funds instead of us. The Adviser Funds will, at times, acquire, hold, or sell investments that are also suitable for us. Investments allocated to the Adviser Funds may reduce the amount of investments available to us. Our officers and employees may make investment decisions or recommendations for the Adviser Funds that differ from the investment decisions that are made for us. The Adviser Subsidiary could determine to sell a loan for one or more Adviser Funds while all or a portion of such loan is retained by us, or vice-versa. The Adviser Subsidiary makes its decisions as to whether the Adviser Funds should invest pursuant to, among other things, its duties under the applicable governing documents for the Adviser Funds. Conflicts of interest can arise if the Adviser Subsidiary seeks to acquire or sell portions of one or more loans for one or more of the Adviser Funds while we also seek to acquire or sell portions of such loans. We and the Adviser Subsidiary have implemented an investment allocation policy and procedures designed to ensure that investment opportunities are allocated among us and the Adviser Funds fairly and equitably over time; however, there can be no assurance that the application of our allocation policy will result in our desired participation in every investment opportunity that may be suitable for both us and the Adviser Funds.

In addition, we may make investments in the Adviser Funds in the form of loans. For example, prior to the receipt by the Adviser Funds of capital contributions from investors for which a capital call notice has or will be given, we expect to provide loan financing to such Adviser Funds to fund such amounts on a temporary basis in order to permit the Adviser Funds to invest in a target portfolio company within the applicable time constraints prior to the receipt by the Adviser Funds of a capital call in respect of such investment. In addition, we may provide loan financing to the Adviser Funds to cover start-up and initial operating costs prior to the receipt by the Adviser Funds of a capital call in respect of such expenses. The provision of debt financing to the Adviser Funds may cause conflicts of interest, including in situations where our interest as a lender to the Adviser Funds conflicts with the interest of holders of third-party equity interests.

Our revenues and results of operations relating to our Adviser Subsidiary’s business depend on the management fees and performance fees received from the Adviser Funds.

We will derive our revenues related to the Adviser Subsidiary primarily from dividend income, which the Adviser Subsidiary will pay from net profits generated from advisory fees charged to the Adviser Funds. The Adviser Funds may be established with different fee structures, including management fees payable at varying rates and carried interest or performance fees that are payable at varying hurdle rates. Investment advisory, carried interest, and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Subsidiary’s performance and track record. A reduction in revenues of our Adviser Subsidiary, without a commensurate reduction in expenses, would adversely affect our Adviser Subsidiary’s business and our revenues and results of operations derived from the Adviser Subsidiary.

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

We believe that most of the investments we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. In addition, a rise in the equity markets may result in increased market valuations of certain of our existing and prospective portfolio companies, which may lead to new investments with such companies being qualified as non-eligible portfolio company assets and would require that we invest in qualified assets going forward. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Although we are exploring investment structures, such as entering into joint venture arrangements, to increase our flexibility to make investments in assets that are not qualifying assets, there can be no assurance that we will ultimately pursue such investment structures or that such investment structures will achieve this goal.

A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility, and lead to situations where we might have to, among other things, restrict our borrowings, reduce our leverage, sell securities and pursue other activities that we are allowed to engage in as a BDC. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see “Item 1. Business – Regulation.”

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and contractual PIK interest arrangements, which represent contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitutes a portion of our income, we are exposed to risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is due at the maturity of the obligation, which could lead to future losses.
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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition to potentially increasing the cost of our debt, increasing interest rates may also have a negative impact on our portfolio companies’ ability to repay or service their loans, which could enhance the risk of loan defaults. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2021, approximately 94.0% of our debt investments were at floating rates or floating rates with a floor and 6.0% of the debt investments were at fixed rates.

In periods of rising interest rates, our cost of funds would increase on our floating rate liabilities, potentially resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

The discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced that it will phase out the use of LIBOR by December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although there have been a few transactions utilizing SOFR or the Sterling Overnight Index Average ("SONIA"), an alternative reference rate that is based on transactions, at this time, it is not possible to predict whether either of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere.

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

On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021, announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the debt market and/or us. On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable. As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Further, any additional changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued LIBOR with a qualified rate (as defined in the final regulations) including true up payments equalizing the fair market value of contracts before and after LIBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued LIBOR or replace a fallback rate that uses a discontinued LIBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2021, we did not engage in any hedging activities.

We are subject to SBA regulations, as one of our wholly owned subsidiaries is licensed by the U.S. SBA, and as a result this could limit our capital or investment decisions.

Our wholly owned subsidiary Hercules Capital IV, LP ("HC IV") is licensed to act as an SBIC and is regulated by the SBA. HC IV holds approximately $245.7 million in assets and it accounted for approximately 9.5% of the Company’s total assets, prior to consolidation as of December 31, 2021. The SBIC license allows HC IV to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. We may, subject to SBA rules and regulations, seek to renew or obtain additional SBIC licenses in the future. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiary’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HC IV from making new investments. Such actions by the SBA would, in turn, negatively affect us because HC IV is a wholly owned subsidiaries.

HC IV was in compliance with the terms of the SBIC’s leverage as of December 31, 2021 as a result of having sufficient capital as defined under the SBA regulations. Compliance with SBA requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $175.0 million or to a group of SBICs under common control to $350.0 million. An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2021, we have $150.5 million in SBA-guaranteed debentures in HC IV. Under our existing license, $175.0 million is the maximum capacity for HC IV to issue SBA-guaranteed debentures. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of HC IV as an SBIC does not automatically assure that our SBIC subsidiary will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiary's continued compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to a SBIC is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiary.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. HC IV has debentures outstanding with maturity dates beginning September 2031. HC IV will need to generate sufficient cash flow to make required interest payments on the debentures. If HC IV is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under such debentures as the result of a default by us.

Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain waivers, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we are subject as a BDC and a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested and intend to continue to invest, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies.

As of December 31, 2021, approximately 80.1% of the fair value of our portfolio comprised investments in three industries: 39.7% comprised investments in the "Drug Discovery & Development" industry, 24.1% comprised investments in the "Software" industry, and 16.3% comprised investments in the "Internet Consumer & Business Services" industry.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations under the 1940 Act on investments in other investment companies and certain other issuers. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company might be. Beyond the asset diversification requirements to which we are subject as a BDC and a RIC, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

The following table shows the fair value of the totals of investments held in portfolio companies as of December 31, 2021, that represent greater than 5% of our net assets:

	December 31, 2021
(in thousands)	Fair Value	Percentage of Net Assets
Zepz (p.k.a. Worldremit Group Limited)	$102,460	7.8%
Corium, Inc.	90,997	7.0%
Rocket Lab Global Services, LLC	90,505	6.9%
Phathom Pharmaceuticals, Inc.	86,382	6.6%
uniQure B.V.	79,111	6.0%
Delphix Corp.	65,620	5.0%

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
•
Delphix Corp. is a provider of a Data as a Service platform intended to help enterprises to accelerate cloud migrations, custom development and ERP rollouts.

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

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made and giving effect to it, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at any point in the 60 days prior to the time of such investment and meets the other specified requirements.

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

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Portfolio companies that do not have venture capital or private equity investors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have venture capital or private equity investors may be less financially sophisticated and may not have access to independent members to serve on their boards of directors, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are sponsored by venture capital or private equity firms.

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

Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices. While we generally do not invest directly in oil and gas companies, commodity price fluctuation may adversely affect the earnings of technology-related companies in which we may invest and the performance and valuation of our portfolio.

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

Additionally, because of the possibility of additional changes to healthcare laws and regulations under the current U.S. presidential administration, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries, and may be unable to repay our loans during such periods. Therefore, during such periods, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. A reduction in liquidity caused by or associated with economic slowdowns or recessions may also incentivize our portfolio companies to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings.

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital and other sponsor firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies, such as ourselves, who are co-investors in such companies.

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

We may from time-to-time provide loans that will be collateralized partially or only by equipment of the portfolio company. If the portfolio company defaults on the loan, we would take possession of the underlying equipment to satisfy the outstanding debt. If there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment, the residual value of the equipment at the time we take possession may not be sufficient to satisfy the outstanding debt. We could therefore experience a loss on the disposition of the equipment and a material impairment of our ability to recover earned interest and principal in a foreclosure.

In most cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2021, approximately 77.0% of our debt investments were in a senior secured first lien position, with (a) 37.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, (b) 31.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and (c) 7.9% secured as a "last-out” secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 20.6% of our debt investments were secured by a second priority security interest in all of the portfolio company’s assets, and 2.4% were unsecured.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

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

Our future success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral, if any, securing our investment. The portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. At the same time, failure to pursue such litigation may result in increased competition from infringing parties and adverse impacts to the portfolio company's business. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that portfolio company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

We generally will not control our portfolio companies.

In some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance. However, we generally do not, and do not expect to, control the ultimate decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

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

Our relationship with some of our portfolio companies may expose us to our portfolio companies' trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading, or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation (which may cause us to incur significant expense or expose us to losses) and possible financial liability or costs.

Portfolio company litigation could result in additional costs, the diversion of management time and resources and have an adverse impact on the fair value of our investment.

To the extent that litigation arises with respect to any of our portfolio companies, we may be named as a defendant, which could result in additional costs and the diversion of management time and resources. Furthermore, if we are providing managerial assistance to the portfolio company or have representatives on the portfolio company’s Board, our costs and diversion of our management’s time and resources in assessing the portfolio company could be substantial in light of any such litigation regardless of whether we are named as a defendant. In addition, litigation involving a portfolio company may be costly and affect the operations of the portfolio company’s business, which could in turn have an adverse impact on the fair value of our investment in such company.

Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. denominated investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $296.3 million or 12.2% of total investments as of December 31, 2021. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies.

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

Although most of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

Our warrant and equity investments can be volatile, and we may not realize gains from these investments. If our warrant and equity investments do not generate gains, then the return on our invested capital will be lower than it would otherwise be, which could result in a decline in the value of shares of our common stock.

When we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt and other securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience. In addition, we anticipate that approximately 50% of our warrants may not realize and exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. generally accepted accounting principles ("U.S. GAAP"), of those approximately 50% of warrants that we do not realize and exit, the assigned costs to the initial warrants may lead to realized write-offs when the warrants either expire or are not exercised.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During the year ended December 31, 2021, we received debt investment early principal repayments and pay down of working capital debt investments of approximately $1,185.0 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client or providing of significant managerial assistance. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 9.2% of the outstanding value of our investment portfolio as of December 31, 2021. Payments on one or more of our loans, particularly certain loans to clients in which we also hold equity interests, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

In addition to these risks, in the event we elect to convert our debt position to equity, or otherwise take control of a portfolio company (such as through placing a member of our management team on its Board), as part of a restructuring, we face additional risks acting in that capacity. It is not uncommon for unsecured, or otherwise unsatisfied creditors, to sue parties that elect to use their debt positions to later control a company following a restructuring or bankruptcy. Apart from lawsuits, key customers and suppliers might act in a fashion contrary to the interests of a portfolio company if they were left unsatisfied in a restructuring or bankruptcy. Any combination of these factors might lead to the loss in value of a company subject to such activity and may divert the time and attention of our management team and investment team to help to address such issues in a portfolio company.

The potential inability of our portfolio companies in the healthcare industry to charge desired prices with respect to prescription drugs could impact their revenues and in turn their ability to repay us.

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

Our common stock may trade below its NAV per share, which could limit our ability to raise additional equity capital.

If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our independent directors and stockholders. If our common stock trades below NAV, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying, or making difficult a change in control of our company or the removal of our incumbent directors. Under our charter, our Board is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our Board may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock in connection with a takeover.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of any convertible notes issued and outstanding or that we may issue in the future), could adversely affect the prevailing market prices for our common stock, which may also lead to further dilution of our earnings per share. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional equity capital. Any issuance of our common stock at a price below the current NAV could materially dilute your interest in our common stock and reduce our NAV per share.

Subject to limited exceptions, we are not generally able to issue and sell our common stock at a price per share below NAV. We may, however, sell our common stock, warrants, options, or other rights to acquire such common stock, at a price below the current NAV if our Board determines that such sale is in the best interest of our stockholders and if stockholders, including a majority of those stockholders that are not affiliated with us, approved of such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our stockholders to issue common stock at a price below its then current NAV per share. We did not sell any of our securities at a price below NAV during the year ended December 31, 2021.

We may in the future seek to obtain approval from our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock, subject to certain limitations and with the approval from our independent directors. If we receive such approval, we may periodically issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

We may in the future seek to obtain approval from our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. Such approval would allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions described above. Any decision to sell shares of our common stock below the then current NAV per share of our common stock is subject to the determination by our Board that such issuance and sale is in our and our stockholders’ best interests.

Any sale or other issuance of shares of our common stock at a price below NAV per share would result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances, if any, are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we may make at a price below our then current NAV in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

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

Holders of any preferred stock that we may issue will have the right to elect members of the Board and have class voting rights on certain matters.

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

We may redeem our Notes at a redemption price set forth under the terms of the individual indentures (Refer to "Note 5 - Debt" included in the notes to our consolidated financial statements appearing elsewhere in this report). If we choose to redeem our Notes when the fair market value is above par value, you would experience a loss of any potential premium.

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
•
significant volatility in the market price and trading volume of securities of RICs, BDCs or other financial services companies;
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
•
changes in regulatory policies or tax guidelines with respect to RICs, SBICs or BDCs;

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

Delays in investing the net proceeds raised in an offering or from exiting an investment or other capital may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering or from exiting an investment or other capital on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot precisely state the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, while the Notes remain senior in priority to our equity securities, they are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the Notes. Furthermore, the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiary. The assets of any such subsidiary are not directly available to satisfy the claims of our creditors, including holders of the Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The respective indentures under which the Notes were issued contain limited protections for the holders of the Notes.

The indentures under which the Notes were issued offers limited protections to the holders of the Notes. The terms of the respective Notes indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the Notes. In particular, the terms of the respective Notes indentures do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% thereafter after such borrowings);

•
pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than distributions, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (currently, these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);
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

Furthermore, the terms of the respective Notes indentures do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the Notes indentures. In addition to regulatory requirements that restrict our ability to raise capital, our Notes and Credit Facilities contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.” In addition, other debt we issue or incur in the future could contain more protections for its holders than the respective Notes indentures , including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the 2033 Notes may not develop or be sustained, which could limit the market price of the 2033 Notes or your ability to sell them.

Although the 2033 Notes are listed on the NYSE under the symbol “HCXY”, we cannot provide any assurances that an active trading market will develop or be sustained for the 2033 Notes or that the 2033 Notes will be able to be sold. At various times, the 2033 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2033 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our outstanding Notes and Credit Facilities.

Any default under the agreements governing our indebtedness, including our Notes and Credit Facilities, or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on any of our indebtedness, including our Notes and Credit Facilities, or other indebtedness and substantially decrease the market value of our outstanding Notes and Credit Facilities debt. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the SMBC Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the SMBC Facility or Union Bank Facility or the required holders of our outstanding Notes or other debt that we may incur in the future to avoid being in default. If we breach our debt covenants and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the related Credit Facility or Notes and the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the SMBC Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the SMBC Facility and the Union Bank Facility have, and any future credit facilities will likely have, customary cross-default provisions, if our outstanding Notes are accelerated, we may be unable to repay or finance the amounts due.

We may not be able to prepay the Notes or Credit Facilities upon a change in control.

The indentures governing the July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, and March 2026 B Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the indentures occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.

Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness. The 2033 Notes do not require us to purchase the 2033 Notes in connection with a change of control or any other event.

General Risk Factors

The effects of the outbreak of COVID-19 have negatively affected the global economy and the United States economy, and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic, which began in late 2019 has and threatens to continue to create market volatility and disruption in the U.S. and across the global capital markets. With the rollout of vaccination programs in the U.S. and globally, several countries, as well as certain states in the U.S., have lifted or reduced certain travel restrictions, business restrictions, and other quarantine measures. This has contributed to a positive economic recovery since 2020, especially in the U.S. Although the economic recovery and rollout of vaccination programs are promising, the potential exists for new COVID-19 variants to impede the global economic recovery. For example, the Delta and Omicron variants have caused a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges led to the re-introduction of restrictions and business shutdowns in certain states within the United States and globally. Although some states and municipalities have begun to eliminate restrictions related to COVID-19, there remains the potential for new COVID-19 variants to cause the reintroduction of such restrictions in the future.

As a result, COVID-19 may continue to disrupt our portfolio companies and their businesses, and certain industries in which our portfolio companies operate. Disruptions to our portfolio companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Disruption and the pressures on their liquidity caused by COVID-19 on certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the COVID-19 pandemic will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of COVID-19 variants that might arise, which are highly uncertain and cannot be predicted.

Equally the extent of the impact of the COVID-19 pandemic on our own operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the COVID-19, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the COVID-19 or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption, including any resulting inflation, could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, neither our management nor our Board is able to predict the full impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments through additional borrowings.

As of December 31, 2021, we had approximately $286.8 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

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

Global macro-economic and political events, terrorist attacks, acts of war, natural disasters or other public health emergencies may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Global macro-economic and political events, terrorist acts, acts of war, natural disasters or other public health emergencies may affect the market for our securities, disrupt our operations, as well as the operations of the businesses in which we invest. Such events and acts have created, and continue to create economic and political uncertainties and have contributed to global economic instability. Future events, acts, or other emergencies could further weaken the domestic economy, global economy, or both and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from such events and acts are generally unknown and uninsurable.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our debt securities fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Additionally, we could also be generally subject to litigation, indirectly through our relationships with the Adviser Subsidiary, the Adviser Funds that it manages, and External Parties that it services. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“the Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, SBICs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations, in addition to applicable foreign and international laws and regulations, and are subject to judicial and administrative decisions that affect our operations, including our loan originations maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange ("NYSE") have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. The Dodd-Frank Wall Street Reform and Protection Act, as amended ("the Dodd-Frank Act"), contains significant corporate governance and executive compensation-related provisions, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on our business as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, pandemic or quarantine, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be, for example:

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

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC, SBA, and U.S. Food and Drug Administration ("the FDA"), on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these government agencies prevents them from performing their normal business functions, which could impact, among other things, (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) our ability to originate SBA loans; and (iii) the ability of the FDA and other governmental agencies to timely review and process regulatory submissions of our portfolio companies. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board, or arise in a variety of situations, has been increasing in the BDC industry recently. While we are currently not aware of any stockholder activism in our company, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management and our Board’s attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe, Asia, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union, or Brexit, could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom’s departure from the European Union was followed by a transition period which ran until December 31, 2020, and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a Trade and Cooperation Agreement that became provisionally effective on January 1, 2021, and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the Trade Agreement, the longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, military conflict between Russia and Ukraine, or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Bethesda, MD, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 10, 2022, we had approximately 104,553 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 147 additional beneficial holders of our common stock.

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

				Premium/	Premium/
				Discount of	Discount of	Cash
		Price Range		High Sales	Low Sales	Distribution
	NAV(1)	High	Low	Price to NAV	Price to NAV	per Share(2)
2019
First quarter	$10.26	$14.04	$11.23	36.8%	9.5%	$0.31
Second quarter	$10.59	$13.75	$12.57	29.8%	18.7%	$0.33
Third quarter	$10.38	$13.44	$12.66	29.5%	22.0%	$0.34
Fourth quarter	$10.55	$14.44	$12.98	36.9%	23.0%	$0.35
2020
First quarter	$9.92	$15.99	$6.81	61.2%	(31.4)%	$0.40
Second quarter	$10.19	$11.83	$6.64	16.1%	(34.8)%	$0.32
Third quarter	$10.26	$11.97	$10.02	16.7%	(2.3)%	$0.32
Fourth quarter	$11.26	$14.42	$11.13	28.1%	(1.2)%	$0.34
2021
First quarter	$11.36	$16.60	$14.21	46.1%	25.1%	$0.37
Second quarter	$11.71	$17.66	$15.98	50.8%	36.5%	$0.39
Third quarter	$11.54	$17.56	$16.50	52.2%	43.0%	$0.39
Fourth quarter	$11.22	$18.07	$16.14	61.1%	43.9%	$0.40

(1)
NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Represents the dividend or distribution declared in the relevant quarter.

SALES OF UNREGISTERED SECURITIES

During 2021, 2020, and 2019, we issued 248,041, 280,690, and 180,135 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended ("the Securities Act"). The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2021, 2020, and 2019 were approximately $4.1 million, $3.3 million, and $2.4 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES

On December 17, 2018, our Board authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock until June 18, 2019, after which the plan expired. The Company did not repurchase common stock on the open market during the years ended 2021, 2020, and 2019. Upon vesting of restricted stock awarded pursuant to our equity compensation plans, shares may be withheld to meet applicable tax withholding requirements. Any shares withheld are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting. Please refer to "Retired shares for restricted stock vesting" and "Retired shares from net issuance" in the consolidated statements of changes in net assets for share amounts withheld.

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

However, as a RIC we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains). Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

On February 16, 2022, the Board declared (i) a fourth quarter cash distribution of $0.33 per share and (ii) a supplemental cash distribution of $0.60 per share, to be paid in four quarterly distributions of $0.15 per share beginning with the fourth quarter of 2021 (the "$0.60 Supplemental Cash Distribution"). The fourth quarter cash distribution and the first quarterly distribution of the $0.60 Supplemental Cash Distribution (a total of $0.48 per share) will be paid on March 16, 2022 to stockholders of record as of March 9, 2022.

Previously on April 21, 2021, the Board declared a supplemental cash distribution of $0.28 per share, to be paid in four quarterly distributions of $0.07 per share beginning with the first quarter 2021 (the "$0.28 Supplemental Cash Distribution"). The $0.15 payable as the first quarterly distribution of the $0.60 Supplemental Cash Distribution includes $0.07 per share as the fourth and final distribution of the $0.28 Supplemental Cash Distribution. With the declaration of the first quarterly distribution of the $0.60 Supplemental Cash Distribution, the Board has declared all of the $0.28 Supplemental Cash Distribution.

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90-100% of our taxable quarterly income or potential annual income for a particular taxable year.

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2021, 2020, and 2019, we issued 248,041, 280,690 and 180,135 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2016, a person invested $100 in each of our common stock, the NYSE Composite Index, the S&P 500, the NASDAQ Financial 100 Index, and the KBW Regional Bank Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions, prior to any tax effect. It assumes that distributions paid are reinvested in like securities.

**COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN***

Among Hercules Capital, Inc., the NYSE Composite Index, the S&P 500 Index, the NASDAQ Financial 100 Index, and KBW Regional Bank Index

$250
$200
$150
$100
$50
$0
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
Hercules Capital, Inc.
NYSE Composite
S&P 500
NASDAQ Financial 100
KBW Regional Bank Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

This graph and other information furnished under Part II. Item 5 of the Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of, or intended to forecast, future stock price performance.

Item 6. [Reserved]

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

Use of Non-GAAP Measures

In Item 1. Business and throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

COVID-19 Developments

The COVID-19 pandemic, which began in late 2019, has and threatens to continue to create market volatility and disruption in the U.S. and across the global capital markets. We are continuing to closely monitor the impact of COVID-19 on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. With the rollout of vaccination programs in the U.S. and globally, several countries, as well as certain states in the U.S., have lifted or reduced certain travel restrictions, business restrictions, and other quarantine measures. This has contributed to a positive economic recovery since 2020, especially in the U.S. Although the economic recovery and rollout of vaccination programs are promising, the potential exists for new COVID-19 variants to impede the global economic recovery. For example, the Delta and Omicron variants have caused a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states within the United States and globally. Although some states and municipalities have begun to eliminate restrictions related to COVID-19, there remains the potential for new COVID-19 variants to cause the reintroduction of such restrictions in the future.

As a result of the pressures on liquidity and financial results to certain of our portfolio companies caused by the COVID-19 pandemic, portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the COVID-19 pandemic will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the COVID-19 variants that might arise, which are highly uncertain and cannot be predicted.

Equally the extent of the impact of the COVID-19 pandemic on our own operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the COVID-19, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the COVID-19 or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption, including any resulting inflation, could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, neither our management nor our Board is able to predict the full impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. Our goal is to be the leading structured debt financing provider for venture capital-backed and institutional-backed companies in a variety of technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology related companies at various stages of their development.

We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, and London, United Kingdom.

We have elected to be treated for tax purposes as RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed taxable income and capital gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year subject to certain requirements as defined for RICs. In order to qualify as a RIC requires that we must comply with provisions contained in Subchapter M of the Code. For example, as a RIC we must earn 90% or more of our gross income during each taxable year from qualified sources, typically referred to as “good income,” as well as satisfy certain quarterly asset diversification and annual income distribution requirements.

We have established Hercules Adviser LLC, a wholly owned registered investment adviser subsidiary. The Adviser Subsidiary provides investment advisory and related services to the Advisor Funds and External Parties. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1- Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for income tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

Our primary business objectives are to increase our net income, net investment income, and NAV by investing in debt, typically with warrants or equity, of venture capital-backed and institutional-backed companies in a variety of technology-related industries at attractive current yields and the potential for equity appreciation and realized gains. We aim to achieve our business objectives by maximizing our portfolio total return through generation of current income from our debt investments and capital appreciation from our warrant and equity investments. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations. We invest primarily in private companies but also have investments in public companies.

We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or other rights to purchase or convert into common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company. We also invest in “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position. In addition to our debt investments, we regularly engage in discussions with third parties with respect to various potential transactions to explore all alternatives. Through such alternatives we may acquire an investment, a portfolio of investments, an entire company, or sell portions of our portfolio on an opportunistic basis.

We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions which may include, depending on the transaction and without limitation, the approval of our Board of Directors (the "Board"), required regulatory or third-party consents, and/or the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.4 billion as of December 31, 2021, as compared to approximately $2.4 billion as of December 31, 2020. The fair value of our debt investment portfolio as of December 31, 2021 was approximately $2.2 billion, compared to a fair value of approximately $2.1 billion as of December 31, 2020. The fair value of the equity portfolio as of December 31, 2021, was approximately $184.7 million, compared to a fair value of approximately $224.7 million as of December 31, 2020. The fair value of the warrant portfolio as of December 31, 2021, was approximately $38.4 million, compared to a fair value of approximately $34.6 million as of December 31, 2020.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. Not all debt commitments represent future cash requirements. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements.

Prior to entering into a contractual commitment, we generally issue a non-binding term sheet to a prospective portfolio company. Non-binding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing and some portion may be assigned or allocated to or directly originated by the Adviser Funds prior to or after closing. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

During the year ended December 31, 2021, Hercules and the Adviser Funds directly committed or originated an aggregate total $2,639.2 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $374.5 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $226.4 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds. There was no Adviser Funds activity during the year ended December 31, 2020. Our portfolio activity for the years ended December 31, 2021, and 2020 was comprised of the following:

(in millions)	December 31, 2021	December 31, 2020
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$1,810.4	$834.0
Existing portfolio company	801.3	339.1
Sub-total	2,611.7	1,173.1
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(371.7)	—
Net Total Debt Commitments	$2,240.0	$1,173.1
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$1,056.7	$420.5
Existing portfolio company	482.6	331.3
Sub-total	1,539.3	751.8
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(223.6)	—
Net Total Debt Fundings	$1,315.7	$751.8
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$18.6	$8.2
Existing portfolio company	10.5	1.3
Sub-total	$29.1	$9.5
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(2.8)	—
Net Total Equity and Investment Funds and Vehicle Fundings	$26.3	$9.5
Unfunded Contractual Commitments (4)
Total	$286.8	$179.8
Non-Binding Term Sheets
New portfolio company	$275.0	$247.5
Existing portfolio company	—	—
Total	$275.0	$247.5

(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, or funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $34.9 million of unfunded commitments as of December 31, 2021 to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2021, we received approximately $1,185.0 million in aggregate principal repayments. Of the aggregate principal repayments, approximately $80.9 million were scheduled principal payments, and approximately $1,104.1 million were early principal repayments related to 49 portfolio companies. Of the approximately $1,104.1 million early principal repayments, approximately $247.9 million were early repayments due to merger and acquisition transactions related to eight portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for each of the years ended December 31, 2021, and 2020 was as follows:

(in millions)	December 31, 2021	December 31, 2020
Beginning portfolio	$2,354.1	$2,314.5
New fundings and restructures	1,568.4	761.3
Fundings assigned to or directly funded by the Adviser Funds(1)	(226.4)	—
Warrants not related to current period fundings	1.1	(0.1)
Principal payments received on investments	(80.9)	(72.2)
Early payoffs	(1,104.1)	(709.0)
Accretion of loan discounts and paid-in-kind principal	44.5	44.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(23.4)	(12.5)
New loan fees	(17.2)	(9.9)
Sale of investments	(111.2)	(32.5)
Gain (loss) on investments due to sales or write offs	24.7	(56.4)
Net change in unrealized appreciation (depreciation)	4.9	126.2
Ending portfolio	$2,434.5	$2,354.1

(1)
Funded amounts include $101.2 million of direct fundings of debt investments made by the Adviser Funds.

As of December 31, 2021, we held debt, warrants, or equity positions in seven companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio:

	December 31, 2021	December 31, 2020
Number of portfolio companies with debt outstanding	92	97
Percentage of debt bearing a floating rate	94.0%	96.9%
Percentage of debt bearing a fixed rate	6.0%	3.1%
Weighted average core yield (1)	11.4%	11.6%
Weighted average effective yield (2)	12.9%	12.9%
Prime rate at the end of the period	3.3%	3.3%

(1)
The core yield is a Non-GAAP financial measure. The core yield on our debt investments excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments. Please refer to the "Portfolio Yield" section below for further discussion of this measure.
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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2021, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.0% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $42.9 million of unamortized fees as of December 31, 2021, of which approximately $36.5 million was included as an offset to the cost basis of our current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, we had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of our current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2021, we had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of our current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments. As of December 31, 2020, we had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of our current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $11.2 million and $9.0 million in PIK income in the years ended December 31, 2021 and December 31, 2020, respectively.

Portfolio Yield

We report our financial results on a GAAP basis. We monitor the performance of our total investment portfolio and total debt portfolio using both GAAP and Non-GAAP financial measures. In particular, we evaluate performance through monitoring the portfolio yields as we consider them to be effective indicators, for both management and stockholders, of the financial performance of our total investment portfolio and total debt portfolio. The key metrics that we monitor with respect to yields are as described below:

•
“Total Yield” - The total yield is derived by dividing GAAP basis 'Total investment income' by the weighted average GAAP basis value of investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost.
•
“Effective Yield” on total debt investments - The effective yield is derived by dividing GAAP basis 'Total investment income' by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year.
•
“Core Yield” on total debt investments – The core yield is a Non-GAAP financial measure. The core yield is derived by dividing “Core investment income” by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year. “Core investment income” adjusts GAAP basis 'Total investment income' to exclude fee and other income accelerations attributed to early payoffs, deal restructuring, loan modifications, and other one-time income events, but includes income from expired commitments.

	December 31, 2021	December 31, 2020
Total Yield	11.9%	11.7%
Effective Yield	12.9%	12.9%
Core Yield (Non-GAAP)	11.4%	11.6%

We believe that these measures are useful for our stockholders as it provides the yield of our portfolio to allow a more meaningful comparison with our competitors. As noted above, Core Yield, a Non-GAAP financial measure, is derived by dividing Core investment income, as defined above, by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding. The reconciliation to calculate “Core investment income” from GAAP basis 'Total investment income' are as follows:

	2021	2020
GAAP Basis:
Total investment income	280,976	287,258
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments	(32,420)	(29,934)
Non-GAAP Basis:
Core investment income	248,556	257,324

We believe the Core Yield is useful for our investors as it provides the yield at which our debt investments are originated and eliminates one-off items that can fluctuate significantly from period to period, thereby allowing for a more meaningful comparison over time.

Although the Core Yield, a Non-GAAP financial measure, is intended to enhance our stockholders’ understanding of our performance, the Core Yield should not be considered in isolation from or as an alternative to the GAAP financial metrics presented. The aforementioned Non-GAAP financial measure may not be comparable to similar Non-GAAP financial measures used by other companies.

Another financial measure that we monitor is the total return for our investors, which was approximately 25.6% and 14.3% during the years ended December 31, 2021 and 2020, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$967,383	39.7%	$757,163	32.2%
Software	585,622	24.1%	780,045	33.1%
Internet Consumer & Business Services	395,506	16.3%	514,538	21.9%
All other industries (1)	486,011	19.9%	302,332	12.8%
Total	$2,434,522	100.0%	$2,354,078	100.0%

(1) See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2021 the fair value as a percentage of total portfolio does not exceed 5% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the years ended December 31, 2021 and 2020, our ten largest portfolio companies represented approximately 30.5% and 27.9% of the total fair value of our investments in portfolio companies, respectively. As of December 31, 2021 and December 31, 2020, we had six and three investments that represented 5% or more of our net assets, respectively. As of December 31, 2021 and December 31, 2020, we had six and four equity investments representing approximately 49.6% and 63.7%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, approximately 94.0% and 96.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor, respectively. Changes in interest rates, including Prime and LIBOR rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in structured debt have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2021, we held warrants in 97 portfolio companies, with a fair value of approximately $38.4 million. The fair value of our warrant portfolio increased by approximately $3.8 million, as compared to a fair value of $34.6 million as of December 31, 2020, primarily related to the increase in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $67.4 million to exercise such warrants as of December 31, 2021. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2021 and 2020, respectively:

(in thousands)	December 31, 2021			December 31, 2020
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	15	$408,975	18.5%	16	$410,955	19.6%
2	47	1,208,323	54.7%	46	1,027,931	49.1%
3	28	581,424	26.3%	28	621,323	29.7%
4	1	8,269	0.4%	3	25,313	1.2%
5	1	2,608	0.1%	4	8,913	0.4%
	92	$2,209,599	100.0%	97	$2,094,435	100.0%

As of December 31, 2021, our debt investments had a weighted average investment grading of 2.10 on a cost basis, as compared to 2.16 as of December 31, 2020. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 pandemic and related disruption to markets and businesses continues to evolve, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational, and economic challenges created by the continuing COVID-19 pandemic. This includes continuing to proactively assess and manage potential risks across our debt investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2021 and December 31, 2020:

	As of December 31,		As of December 31,
	2021		2020
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,367	99.0%	$2,284	98.7%
Non-accrual	24	1.0%	31	1.3%
Total Investments	$2,391	100.0%	$2,315	100.0%

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

Results of Operations

Comparison of periods ended December 31, 2021 and 2020. A comparison of the fiscal years ended December 31, 2020 and December 31, 2019 can be found in our Form 10-K for the fiscal year ended December 31, 2020 within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Income

Total investment income for the year ended December 31, 2021 was approximately $281.0 million as compared to approximately $287.3 million for the year ended December 31, 2020. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Contractual interest income	$200,682	$208,017
Exit fee interest income	37,494	41,191
PIK interest income	11,210	9,009
Other interest income (1)	3,974	5,162
Total interest income	$253,360	$263,379

(1) Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the year ended December 31, 2021 totaled approximately $253.4 million as compared to approximately $263.4 million for the year ended December 31, 2020. The decrease in interest income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily attributable to a decrease in the weighted average principal of our debt investment portfolio outstanding between the periods.

Of the $253.4 million in interest income for the year ended December 31, 2021, approximately $238.1 million represents recurring income from the contractual servicing of our debt investment portfolio and approximately $15.3 million represents income related to the acceleration of income due to early loan repayments, and other one-time events during the period. Income from the contractual servicing of our debt investment portfolio and the acceleration of interest income due to early loan repayments, dividends received, and other one-time events represented $245.9 million and $17.5 million, respectively, of the $263.4 million interest income for the year ended December 31, 2020.

The following table shows the PIK related activity for the years ended December 31, 2021 and 2020, at cost:

	Year Ended December 31,
(in thousands)	2021	2020
Beginning PIK interest receivable balance	$14,817	$14,498
PIK interest income during the period	11,210	9,009
PIK accrued (capitalized) to principal but not recorded as income during the period	—	(5,704)
Payments received from PIK loans	(14,047)	(2,973)
Realized gain (loss)	(179)	(13)
Ending PIK interest receivable balance	$11,801	$14,817

The increase in PIK interest income during the year ended December 31, 2021 as compared to the year ended December 31, 2020 is due to an increase in the weighted average principal outstanding for debt investments on accrual which bear PIK interest. PIK accrued (capitalized) to principal but not recorded as income during the year ended December 31, 2021 and 2020 includes the portion of PIK receivable that is capitalized as principal on the restructuring of loans, as applicable. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for both December 31, 2021 and December 31, 2020 represented approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility, and loan related fees for the year ended December 31, 2021 totaled approximately $27.6 million as compared to approximately $23.9 million for the year ended December 31, 2020. The increase in fee income is primarily due to an increase in the acceleration of unamortized fees, one-time fees due to early repayments.

Of the $27.6 million in fee income from commitment, facility, and loan related fees for the year ended December 31, 2021, approximately $7.5 million represented income from recurring fee amortization, approximately $3.0 million represented the acceleration of unamortized fees from expired commitments, and approximately $17.1 million represented income related to the acceleration of unamortized fees during the period.

Of the $23.9 million in fee income from commitment, facility, and loan related fees for the year ended December 31, 2020, approximately $7.8 million represented income from recurring fee amortization, approximately $3.1 million represented the acceleration of unamortized fees from expired commitments, and approximately $13.0 million represented income related to the acceleration of unamortized fees during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2021 and 2020, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. Our operating expenses totaled approximately $131.0 million and $130.1 million during the years ended December 31, 2021 and 2020, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $63.1 million and $66.9 million for the years ended December 31, 2021 and 2020, respectively. A lower weighted average debt outstanding and lower weighted average borrowing cost during the year ended December 31, 2021, resulted in a decline of interest and fee expenses as compared to the year ended December 31, 2020.

We had a weighted average cost of debt of approximately 4.9% and 5.1% for the years ended December 31, 2021 and 2020, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee acceleration due to extinguishment of debt. The decrease in the weighted average cost of debt was primarily driven by a lower average amount outstanding of higher cost debt, which is attributable to our refinancing activities during the year.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $24.0 million from $23.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in general and administrative expenses for the year ended December 31, 2021 is primarily attributable to an increase in excise taxes.

Employee Compensation

Employee compensation and benefits totaled approximately $37.0 million for the year ended December 31, 2021 as compared to approximately $29.0 million for the year ended December 31, 2020. The increase between comparative periods was primarily due to increased variable compensation and payroll related expenses, and a higher headcount.

Employee stock-based compensation totaled approximately $11.9 million for the year ended December 31, 2021 as compared to approximately $11.1 million for the year ended December 31, 2020. The increase between comparative periods was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the year ended December 31, 2021 are net of expenses allocated to the Adviser Subsidiary of $5.0 million. As of December 31, 2021, $0.1 million remained receivable from the Adviser Subsidiary related to the expenses allocated during the period. No amounts were allocated or receivable for the year ended December 31, 2020.

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

A summary of net realized gains and losses for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Realized gains	$91,617	$23,856
Realized losses	(66,322)	(79,961)
Realized loss on debt extinguishment	(4,419)	—
Net realized gains (losses)	$20,876	$(56,105)

During the year ended December 31, 2021, we recognized net realized gains of approximately $20.9 million. Net realized gains included gross realized gains of approximately $91.6 million, primarily from the sale of DoorDash, Inc. Palantir Technologies, Ology Bioservices, and TransMedics Group, Inc. Our gains were offset by gross realized losses of $66.3 million, primarily from the write-off of our investments in Intent (p.k.a. Intent Media, Inc.) and Solar Spectrum Holdings, LLC.

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

On July 1, 2021 and October 20, 2021, we fully redeemed and repaid the aggregate outstanding $364.2 million of principal and $1.7 million of accrued interest and fees pursuant to the redemption terms of the April 2025 Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes agreements. Combined with other debt redemptions, we accelerated recognition of $4.4 million of debt issuance costs associated with the extinguishment of the debt, which is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations for the year ended December 31, 2021. There were no debt extinguishment losses recognized during the year ended December 31, 2020.

The net change in unrealized appreciation and depreciation of our investments is based on the fair value of each investment as determined in good faith by our Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Gross unrealized appreciation on portfolio investments	$178,947	$221,301
Gross unrealized depreciation on portfolio investments	(154,635)	(148,238)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(19,461)	53,163
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	4,851	126,226
Other net unrealized appreciation (depreciation)	(1,540)	—
Total net unrealized appreciation (depreciation) on investments	$3,311	$126,226

During the years ended December 31, 2021 and 2020, we recorded approximately $3.3 million and $126.2 million of net unrealized appreciation on our debt, equity, warrant, and investment funds, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2021, and 2020:

	For the year ended December 31,
	2021			2020
(in thousands)	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$(3,847)	28,159	$24,312	$(23,443)	$96,506	$73,063
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(1,150)	(18,311)	(19,461)	40,002	13,161	53,163
Other net unrealized appreciation (depreciation)	—	(1,540)	(1,540)	—	—	—
Net realized appreciation (depreciation)	$(4,997)	$8,308	$3,311	$16,559	$109,667	$126,226

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2021 and 2020, we had net increases in net assets resulting from operations totaling approximately $174.2 million and approximately $227.3 million, respectively. The basic and fully diluted net change in net assets per common share for the year ended December 31, 2021 were $1.50 and $1.49, respectively, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2020 were $2.02 and $2.01, respectively.

For the purpose of calculating diluted earnings per share for years ended December 31, 2021 and 2020, the dilutive effect of the 2022 Convertible Notes, Service Vesting Awards, and Performance Awards was considered. As disclosed in “Note 9 – Earnings Per Share”, the dilutive impact of the 2022 Convertible Notes includes only the portion expected to be settled in stock in the calculations of diluted shares outstanding for the year ended December 31, 2021. The effect of the 2022 Convertible Notes was excluded from these calculations for the year ended December, 31 2020 as our share price was less than the conversion price in effect which results in anti-dilution.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the years ended December 31, 2021 and 2020, no dividends were declared by the Adviser Subsidiary.

In March and July 2021, the Adviser Subsidiary entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee and certain incentive fees. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invest in debt and equity investments in venture or institutionally backed technology related and life sciences companies.

Financial Condition, Liquidity, Capital Resources and Obligations

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

During the year ended December 31, 2021, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the year ended December 31, 2021, our operating activities provided $128.6 million of cash and cash equivalents, compared to $207.8 million provided during the year ended December 31, 2020. The $79.2 million decrease in cash provided by operating activities was primarily attributable to increased purchases of investments of $580.6 million (net of assignments to the Adviser Funds), which was offset by a $401.8 million increase in principal and fee payments received on investments and $79.1 million of proceeds from the sale of equity investments.

During the year ended December 31, 2021, our investing activities used $106 thousand of cash, compared to $137 thousand used during the year ended December 31, 2020. The $31 thousand decrease in cash used by investing activities was due to a decrease in purchases of capital equipment.

During the year ended December 31, 2021, our financing activities used $229.9 million of cash, compared to $85.0 million used during the year ended December 31, 2020. The $144.9 million increase in cash used by financing activities was primarily due to repayments of $99.0 million of SBA Debentures related to Hercules Technology III, L.P. ("HT III"), and an aggregate total $506.0 million paid during the year to retire the April 2025 Notes, the 2027 Asset-Backed Notes, and the 2028 Asset-Based Notes. The debt repayments were offset by $525.5 million of new debt issuances related to the March 2026 B Notes, September 2026 Notes, and HC IV SBA Debentures (See "Note 5 - Debt"). Additionally, we distributed $175.5 million in dividends during the year ended December 31, 2021, which was an increase from $152.4 million distributed during the year ended December 31, 2020. Lastly, we issued $10.6 million of common stock during the year ended December 31, 2021, which was lower than the $77.2 million issued during the year ended December 31, 2020.

As of December 31, 2021, net assets totaled $1.3 billion, with a NAV per share of $11.22. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of December 31, 2021

As of December 31, 2021, we had $627.7 million in available liquidity, including $133.1 million in cash and cash equivalents. We had available borrowing capacity of $70.1 million under the SMBC Facility, $400.0 million under the Union Bank Facility, and an additional $24.5 million available via our SBIC, subject to existing terms, borrowing base, advance rates, regulatory requirements and regulatory approval, as applicable. Furthermore, the Credit Facilities each have accordion provisions through which the available borrowing capacity can be increased by an aggregate $250.0 million.

The 1940 Act, permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of December 31, 2021, our asset coverage ratio under our regulatory requirements as a BDC was 218.9% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 204.6% as of December 31, 2021.

As of December 31, 2021, we had $29.9 million outstanding under our Credit Facilities, which are floating interest rate obligations. During the year ended December 31, 2021, we terminated our $75.0 million Wells Facility, and entered into a new $100.0 million multi-currency facility, the SMBC Facility. The remaining $1,220.5 million of debt outstanding are all fixed interest rate debt obligations. During the year ended December 31, 2021, we issued $375.0 million of new debt through the capital markets. On March 4, 2021, we issued $50.0 million in aggregate principal amount of March 2026 B Notes. The sale of the March 2026 B Notes generated net proceeds of approximately $49.5 million. Aggregate estimated offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $0.5 million. On September 16, 2021, we issued $325.0 million in aggregate principal amount of unsecured notes, the September 2026 Notes. The issuance of the notes generated net proceeds of approximately $320.1 million, which was primarily used to repay the remaining outstanding principal and accrued interest related to the 2027 Asset-Backed Notes and 2028 Asset-Backed Notes in October 2021. Aggregate offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $4.1 million of costs and $0.8 million related to the discount.

In addition to the above capital market transactions, we have access of up to $175.0 million of capital through our SBIC. During the year ended December 31, 2021, we borrowed $150.5 million of the available capital, and have $24.5 million remaining available for draw. As of December 31, 2021, we had one active SBIC, HC IV, to which we have contributed $87.5 million of regulatory capital. During 2021, we completed the wind-down of HT III, by paying down the remaining $99.0 million of SBA Debentures, and on June 15, 2021, we surrendered our SBIC license for HT III.

Lastly, as of December 31, 2021, $3.2 million of cash was classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of the Company’s financing transactions. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 pandemic and related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Equity Distribution Agreement

On May 6, 2019, we entered into the 2019 Equity Distribution Agreement, which was subsequently terminated on July 2, 2020, when we entered into a new ATM equity distribution agreement with JMP (the “2020 Equity Distribution Agreement”). As a result, the remaining shares that were available under the 2019 Equity Distribution Agreement are no longer available for issuance. The 2020 Equity Distribution Agreement provides that we may offer and sell up to 16.5 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2021, the Company sold 0.6 million shares of common stock. As of December 31, 2021, approximately 15.6 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement. During the year ended December 31, 2020, the Company sold 6.3 million shares of common stock, of which 6.0 million shares and 306,000 shares were issued under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement, respectively.

Equity Offerings

There were no equity offerings during the years ending December 31, 2021 or 2020. On June 17, 2019, we closed our underwritten public offering of 5.8 million shares of common stock, including an over-allotment option to purchase an additional 750,000 shares of common stock (the “June 2019 Equity Offering”), that generated net proceeds, before expenses, of $70.5 million including the underwriting discount and commissions of $2.2 million during the year ending December 31, 2019.

Stock Repurchase

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. Our Board authorized a stock repurchase plan permitting us to repurchase up to $25.0 million of our common stock until June 18, 2019, after which the plan expired and was not renewed. We had no common stock repurchases during 2019, 2020, or 2021.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of December 31, 2021, we had $1,250.4 million of debt outstanding, which includes $380.0 million due within the next year, $105.0 million within 1 to 3 years, and $765.4 million beyond 3 years. As disclosed in “Note 14 - Subsequent Events”, we have refinanced both the 2022 Convertible Notes and 2022 Notes which were due within the next year through our issuance of the $350.0 million January 2027 Notes.

In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. Refer to “Note 11 – Commitments and Contingencies” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our unfunded commitments.

As of December 31, 2021, we had approximately $286.8 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in a private equity fund. This excludes $34.9 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $275.0 million of non-binding term sheets outstanding to five new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

Distributions

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90% - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board may choose to pay additional special distributions, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions from our taxable income (including gains) to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2021, 2020, and 2019, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2022 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.

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

For a description of our critical accounting policies, refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input to this estimate is the yield interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments. The following table shows the approximate increase (decrease) to the fair value of our debt investments from hypothetical change to the yield interest rates used for each valuation, assuming no other changes:

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$20,986
(50)	$10,557
50	$(10,955)
100	$(21,943)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 3 - Fair Value of Financial Instruments" included in the notes to our consolidated financial statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2021, approximately 94.0% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. As of December 31, 2021, approximately 21.3% of our debt investments have variable rates based on LIBOR. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee ("ARRC") has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(75)	$(73)	$(26)	$(47)	$—
(50)	$(63)	$(19)	$(44)	$—
(25)	$(34)	$(11)	$(23)	$—
25	$4,492	$11	$4,481	$0.04
50	$8,988	$23	$8,965	$0.08
75	$13,485	$34	$13,451	$0.12
100	$17,981	$45	$17,936	$0.16
200	$36,719	$90	$36,629	$0.32

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2021, we did not engage in interest rate or foreign currency hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including our debt borrowings and use of our Credit Facilities that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from our portfolio companies. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to “Note 5 – Debt” included in the notes to our consolidated financial statements in this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries as of December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2012 through 2018 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Hercules Capital, Inc. and its subsidiaries for each of the ten years in the period ended December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock

As described in Notes 2 and 3 to the consolidated financial statements, approximately 94.5% of the Company’s $2,435 million total investments in securities as of December 31, 2021 represents investments in level 3 senior secured debt, unsecured debt, preferred stock and common stock whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields, premiums/(discounts) and the probability weighting of alternative outcomes for debt securities; and ii) the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability, tangible book value multiple, and cash flow discount rate for equity securities.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock and common stock is a critical audit matter are the significant judgment by management to determine the fair value of these level 3 investments, including the use of the hypothetical market yields, premiums/(discounts), the probability weighting of alternative outcomes, discounts for lack of marketability, tangible book value multiple and cash flow discount rate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the significant unobservable inputs. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock and common stock, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields, premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and discounts for lack of marketability, tangible book value multiple, and cash flow discount rate for equity securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to the independently developed fair value range. Developing the independent fair value range involved testing the completeness and accuracy of data provided by management and developing independent significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 22, 2022

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,293,398 and $2,175,651, respectively)	$2,351,560	$2,288,338
Control investments (cost of $84,039 and $65,257, respectively)	73,504	57,400
Affiliate investments (cost of $13,547 and $74,450, respectively)	9,458	8,340
Total investments, at fair value (cost of $2,390,984 and $2,315,358, respectively)	2,434,522	2,354,078
Cash and cash equivalents	133,115	198,282
Restricted cash	3,150	39,340
Interest receivable	17,365	19,077
Right of use asset	6,761	9,278
Other assets	5,100	3,942
Total assets	$2,600,013	$2,623,997

Liabilities
Debt (net of debt issuance costs - Note 5)	$1,236,303	$1,286,638
Accounts payable and accrued liabilities	47,781	36,343
Operating lease liability	7,382	9,312
Total liabilities	$1,291,466	$1,332,293

Commitments and contingencies (Note 11)

Net assets consist of:
Common stock, par value	117	115
Capital in excess of par value	1,091,907	1,158,198
Total distributable earnings	216,523	133,391
Total net assets	$1,308,547	$1,291,704
Total liabilities and net assets	$2,600,013	$2,623,997

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	116,619	114,726
Net asset value per share	$11.22	$11.26

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trusts for the 2027 Asset-Backed Notes and the 2028 Asset-Backed Notes (see “Note 5  Debt”), which were variable interest entities ("VIEs"). The assets of our securitization VIEs were restricted to only be used to settle obligations of our consolidated securitization VIEs, the liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. The assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above. As of October 20, 2021, the Company fully repaid the aggregate outstanding obligations of the VIEs and began the legal wind-down of the entities. As of December 31, 2021, no assets or liabilities were held in the VIEs.

(in thousands)	December 31, 2021	December 31, 2020
Assets
Restricted Cash	$—	$39,340
2027 Asset-Backed Notes, investments in securities, at value (cost of $0 and $267,657, respectively)	—	269,551
2028 Asset-Backed Notes, investments in securities, at value (cost of $0 and $355,236, respectively)	—	356,097
Total assets	$—	$664,988

Liabilities
2027 Asset-Backed Notes, net (principal of $0 and $180,988, respectively) (1)	—	$178,812
2028 Asset-Backed Notes, net (principal of $0 and $250,000, respectively) (1)	—	247,647
Total liabilities	$—	$426,459

(1)
The Company’s 2027 Asset-Backed Notes and 2028 Asset-Backed Notes are presented net of the associated debt issuance costs. See “Note 5 – Debt”.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Investment income:
Interest and dividend income
Non-control/Non-affiliate investments	$249,341	$259,989	$241,491
Control investments	4,009	2,857	4,014
Affiliate investments	10	533	2,008
Total interest and dividend income	253,360	263,379	247,513
Fee income
Non-control/Non-affiliate investments	27,557	23,858	20,157
Control investments	59	21	18
Affiliate investments	—	—	186
Total fee income	27,616	23,879	20,361
Total investment income	280,976	287,258	267,874
Operating expenses:
Interest	54,447	59,605	54,596
Loan fees	8,657	7,269	7,078
General and administrative	16,111	18,910	19,183
Tax expenses	7,928	4,285	2,226
Employee compensation:
Compensation and benefits	36,970	28,996	30,993
Stock-based compensation	11,930	11,053	10,526
Total employee compensation	48,900	40,049	41,519
Total gross operating expenses	136,043	130,118	124,602
Expenses allocated to the Adviser Subsidiary	(5,035)	—	—
Total net operating expenses	131,008	130,118	124,602
Net investment income	149,968	157,140	143,272
Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss)
Non-control/Non-affiliate investments	87,438	(41,956)	16,523
Affiliate investments	(62,143)	(14,149)	—
Loss on extinguishment of debt	(4,419)	—	—
Total net realized gain (loss)	20,876	(56,105)	16,523
Net change in unrealized appreciation (depreciation)
Non-control/Non-affiliate investments	(57,818)	128,238	15,074
Control investments	(2,677)	(2,271)	1,595
Affiliate investments	63,806	259	(2,866)
Total net change in unrealized appreciation (depreciation)	3,311	126,226	13,803
Total net realized gain (loss) and change in unrealized appreciation (depreciation)	24,187	70,121	30,326
Net increase (decrease) in net assets resulting from operations	$174,155	$227,261	$173,598

Net investment income before gains and losses per common share:
Basic	$1.29	$1.39	$1.41
Change in net assets resulting from operations per common share:
Basic	$1.50	$2.02	$1.71
Diluted	$1.49	$2.01	$1.71
Weighted average shares outstanding
Basic	114,742	111,985	101,132
Diluted	115,955	112,267	101,569
Distributions paid per common share:
Basic	$1.55	$1.38	$1.33

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Treasury	Net
	Shares	Par Value	of par value	(loss)	Stock	Assets
Balance at December 31, 2018	96,501	$96	$1,052,269	$(92,859)	$(4,062)	$955,444
Net increase in net assets resulting from operations	—	—	—	173,598	—	173,598
Public offering, net of offering expenses	10,377	11	132,525	—	—	132,536
Issuance of common stock due to stock option exercises	72	—	910	—	—	910
Retired shares from net issuance of stock options exercises	(44)	—	(616)	—	—	(616)
Issuance of common stock under restricted stock plan	832	1	(1)	—	—	—
Retirement of common stock under repurchase plan	—	—	(4,062)	—	4,062	—
Retired shares for restricted stock vesting	(554)	—	(5,412)	—	—	(5,412)
Distributions reinvested in common stock	180	—	2,402	—	—	2,402
Distributions	—	—	—	(134,455)	—	(134,455)
Stock-based compensation (1)	—	—	8,642	—	—	8,642
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(41,551)	41,551	—	—
Balance at December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$—	$1,133,049
Net increase in net assets resulting from operations	—	—	—	227,261	—	227,261
Public offering, net of offering expenses	6,272	6	77,174	—	—	77,180
Issuance of common stock due to stock option exercises	54	—	662	—	—	662
Retired shares from net issuance of stock options exercises	(47)	—	(682)	—	—	(682)
Issuance of common stock under restricted stock plan	862	1	(1)	—	—	—
Retired shares for restricted stock vesting	(59)	—	(1,817)	—	—	(1,817)
Distributions reinvested in common stock	280	—	3,339	—	—	3,339
Distributions	—	—	—	(155,761)	—	(155,761)
Stock-based compensation (1)	—	—	8,473	—	—	8,473
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(74,056)	74,056	—	—
Balance at December 31, 2020	114,726	$115	$1,158,198	$133,391	$—	$1,291,704
Net increase in net assets resulting from operations	—	—	—	174,155	—	174,155
Public offering, net of offering expenses	639	1	10,619	—	—	10,620
Issuance of common stock due to stock option exercises	284	—	3,903	—	—	3,903
Retired shares from net issuance of stock options exercises	(69)	—	(1,205)	—	—	(1,205)
Issuance of common stock under restricted stock plan	1,027	1	(1)	—	—	—
Retired shares for restricted stock vesting	(236)	—	(5,514)	—	—	(5,514)
Distributions reinvested in common stock	248	—	4,074	—	—	4,074
Distributions	—	—	—	(179,575)	—	(179,575)
Stock-based compensation (1)	—	—	10,385	—	—	10,385
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(88,552)	88,552	—	—
Balance at December 31, 2021	116,619	$117	$1,091,907	$216,523	$—	$1,308,547

(1)
Stock-based compensation includes $125, $106, and $78 of restricted stock and option expense related to director compensation for the years ended December 31, 2021, 2020 and 2019, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$174,155	$227,261	$173,598
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,467,129)	(761,258)	(1,025,711)
Fundings assigned to Adviser Funds	125,295	—	—
Principal and fee payments received on investments	1,183,014	781,240	600,161
Proceeds from the sale of investments	111,890	32,777	39,573
Net unrealized (appreciation) depreciation	(3,311)	(126,226)	(13,803)
Net realized (gain) loss	(25,295)	56,105	(16,523)
Accretion of paid-in-kind principal	(11,210)	(9,039)	(8,605)
Accretion of loan discounts	(3,842)	(4,356)	(3,532)
Accretion of loan discount on convertible notes	671	671	671
Loss on extinguishment of debt	4,419	—	—
Accretion of loan exit fees	(23,512)	(25,648)	(24,295)
Change in loan income, net of collections	35,045	16,780	18,177
Unearned fees related to unfunded commitments	(2,034)	(291)	1,403
Amortization of debt fees and issuance costs	6,368	5,154	5,899
Depreciation and amortization	317	415	262
Stock-based compensation and amortization of restricted stock grants (1)	10,385	8,473	8,642
Change in operating assets and liabilities:
Interest receivable	1,712	1,130	(3,248)
Other assets	2,175	802	(10,373)
Accounts payable	—	(16)	(205)
Accrued liabilities	9,508	3,828	17,245
Net cash provided by (used in) operating activities	128,621	207,802	(240,664)
Cash flows from investing activities:
Purchases of capital equipment	(106)	(137)	(595)
Net cash (used in) investing activities	(106)	(137)	(595)
Cash flows from financing activities:
Issuance of common stock	10,829	77,478	133,992
Offering expenses	(209)	(298)	(1,456)
Retirement of employee shares, net	(2,816)	(1,837)	(5,118)
Distributions paid	(175,501)	(152,422)	(132,053)
Issuance of debt	1,736,975	824,474	1,042,226
Repayment of debt	(1,787,043)	(827,405)	(719,773)
Debt issuance costs	(5,632)	(1,419)	(4,554)
Fees paid for credit facilities and debentures	(6,475)	(3,610)	(2,866)
Net cash used in financing activities	(229,872)	(85,039)	310,398
Net increase (decrease) in cash, cash equivalents and restricted cash	(101,357)	122,626	69,139
Cash, cash equivalents and restricted cash at beginning of period	237,622	114,996	45,857
Cash, cash equivalents and restricted cash at end of period	$136,265	$237,622	$114,996

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$51,469	$58,274	$51,818
Income tax, including excise tax, paid	$3,759	$2,458	$1,430
Distributions reinvested	$4,074	$3,339	$2,402

(1)
Stock-based compensation includes $125, $106, and $78 of restricted stock and option expense related to director compensation for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash and cash equivalents	$133,115	$198,282	$64,393
Restricted cash	3,150	39,340	50,603
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$136,265	$237,622	$114,996

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31% or Floor rate of 10.31%	$9,000	$8,802	$8,725	(11)(16)(17)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$88,542	88,286	90,505	(13)(15)
Subtotal: 1-5 Years Maturity					97,088	99,230
Subtotal: Communications & Networking (7.58%)*					97,088	99,230
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc.	Senior Secured	April 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$23,520	23,162	23,298	(18)
Subtotal: 1-5 Years Maturity					23,162	23,298
Subtotal: Consumer & Business Products (1.78%)*					23,162	23,298
Diversified Financial Services
Under 1 Year Maturity
Newfront Insurance Holdings, Inc.	Convertible Note	August 2022	PIK Interest 0.19% or Floor rate of 0.19%	$403	403	403	(9)
Subtotal: Under 1 Year Maturity					403	403
1-5 Years Maturity
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,662	13,818	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,823	9,394	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,485	23,212
Hercules Adviser LLC	Unsecured	May 2023	FIXED 5.00%	$8,850	8,850	8,850	(7)
Subtotal: 1-5 Years Maturity					33,335	32,062
Subtotal: Diversified Financial Services (2.48%)*					33,738	32,465
Drug Discovery & Development
Under 1 Year Maturity
Chemocentryx, Inc.	Senior Secured	December 2022	PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$18,951	20,036	20,036	(10)
Subtotal: Under 1 Year Maturity					20,036	20,036
1-5 Years Maturity
Albireo Pharma, Inc.	Senior Secured	July 2024	PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,229	10,268	(10)(11)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2023	PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,639	15,653
Applied Genetic Technologies Corporation	Senior Secured	April 2024	PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$20,000	20,416	20,339
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$40,000	40,842	40,776	(11)(14)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 5.70% or Floor rate of 8.95%, 5.82% Exit Fee	$50,000	49,542	48,859	(10)(12)
Bicycle Therapeutics PLC	Senior Secured	October 2024	PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,271	24,454	(5)(10)(11)(12)(16)
BiomX, INC	Senior Secured	September 2025	PRIME + 5.70% or Floor rate of 8.95%, 6.55% Exit Fee	$9,000	8,980	8,980	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,000	37,462	37,462
Cellarity, Inc.	Senior Secured	June 2026	PRIME + 5.70% or Floor rate of 8.95%, 3.75% Exit Fee	$30,000	29,422	29,422	(14)
Center for Breakthrough Medicines Holdings, LLC	Senior Secured	May 2023	PRIME + 5.50% or Floor rate of 8.75%, 7.50% Exit Fee	$5,000	5,005	5,005
Century Therapeutics	Senior Secured	April 2024	PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	10,075	10,361	(11)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Chemocentryx, Inc.	Senior Secured	February 2025	PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	$5,161	$5,070	(10)
Codiak Biosciences, Inc.	Senior Secured	October 2025	PRIME + 5.00% or Floor rate of 8.25%, 5.50% Exit Fee	$25,000	25,459	25,316	(11)
Corium, Inc.	Senior Secured	September 2026	PRIME + 5.70% or Floor rate of 8.95%, 7.75% Exit Fee	$91,500	90,997	90,997	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	PRIME + 6.25% or Floor rate of 9.50%, 6.55% Exit Fee	$12,500	12,443	12,443	(14)
enGene, Inc.	Senior Secured	July 2025	PRIME + 5.00% or Floor rate of 8.25%, 6.35% Exit Fee	$7,000	6,858	6,858	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	PRIME + 5.90% or Floor rate of 9.15%, 9.86% Exit Fee	$58,125	57,873	57,874	(10)(11)(12)(14)(16)
Geron Corporation	Senior Secured	October 2024	PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$32,500	32,704	32,744	(10)(12)
Hibercell, Inc.	Senior Secured	May 2025	PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	17,041	17,014	(14)
Humanigen, Inc.	Senior Secured	March 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,235	19,985	(9)(10)
Kaleido Biosciences, Inc.	Senior Secured	January 2024	PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	23,505	23,384	(12)
Locus Biosciences	Senior Secured	July 2025	PRIME + 6.10% or Floor rate of 9.35%, 4.95% Exit Fee	$8,000	7,977	7,900	(14)
Nabriva Therapeutics	Senior Secured	June 2023	PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$5,000	5,500	5,459	(5)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$87,116	86,075	86,075	(10)(12)(13)(14)(15)(16)
Scynexis, Inc.	Senior Secured	March 2025	PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$16,000	15,826	15,778
Seres Therapeutics, Inc.	Senior Secured	November 2023	PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$24,051	24,777	25,183
Syndax Pharmaceutics Inc.	Senior Secured	April 2024	PRIME + 6.00% or Floor rate of 9.25%, 4.99% Exit Fee	$20,000	20,646	20,653	(12)(16)
TG Therapeutics, Inc.	Senior Secured	January 2026	PRIME + 2.15% or Floor rate of 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$51,450	50,470	50,470	(10)
uniQure B.V.	Senior Secured	December 2025	PRIME + 4.70% or Floor rate of 7.95%, 7.28% Exit Fee	$77,500	78,755	78,755	(5)(10)(11)(12)(15)
Unity Biotechnology, Inc.	Senior Secured	August 2024	PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$22,701	23,293	23,627	(9)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Senior Secured	May 2024	PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,547	11,492	(11)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	34,140	34,085	(11)(12)
Yumanity Therapeutics, Inc.	Senior Secured	January 2024	PRIME + 4.00% or Floor rate of 8.75%, 5.92% Exit Fee	$12,732	13,256	13,187
Subtotal: 1-5 Years Maturity					916,421	915,928
Subtotal: Drug Discovery & Development (71.53%)*					936,457	935,964
Healthcare Services, Other
1-5 Years Maturity
Better Therapeutics, Inc.	Senior Secured	August 2025	PRIME + 5.70% or Floor rate of 8.95%, 5.95% Exit Fee	$8,000	7,966	7,966	(14)(16)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month LIBOR + 5.00% or Floor rate of 6.00%, PIK Interest 4.45%	$25,022	24,653	24,653	(13)(16)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	PRIME + 5.60% or Floor rate of 8.85%, 4.61% Exit Fee	$46,125	45,964	45,964	(16)(18)
Equality Health, LLC	Senior Secured	February 2026	PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,444	35,141	35,056	(12)(13)(16)
Subtotal: 1-5 Years Maturity					113,724	113,639
Subtotal: Healthcare Services, Other (8.68%)*					113,724	113,639
Information Services
1-5 Years Maturity
Capella Space	Senior Secured	November 2024	PRIME + 5.00% or Floor rate of 8.25%, PIK Interest 1.10%, 4.00% Exit Fee	$20,025	19,751	19,424	(13)(14)(18)
Yipit, LLC	Senior Secured	September 2026	1-month LIBOR + 9.08% or Floor rate of 10.08%	$45,900	45,022	45,022	(16)(17)
Subtotal: 1-5 Years Maturity					64,773	64,446
Subtotal: Information Services (4.93%)*					64,773	64,446

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Internet Consumer & Business Services
Under 1 Year Maturity
Nextroll, Inc.	Senior Secured	June 2022	PRIME + 3.75% or Floor rate of 7.00%, PIK Interest 2.95%, 3.50% Exit Fee	$21,555	$22,164	$22,164	(12)(13)(18)
Subtotal: Under 1 Year Maturity					22,164	22,164
1-5 Years Maturity
AppDirect, Inc.	Senior Secured	August 2024	PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	31,416	32,248
Carwow LTD	Senior Secured	December 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£21,250	28,632	28,632	(5)(10)(13)
ePayPolicy Holdings, LLC	Senior Secured	December 2024	3-month LIBOR + 8.50% or Floor rate of 9.50%	$8,169	8,011	7,967	(11)(16)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$20,676	20,676	20,425	(9)(13)
Rhino Labs, Inc.	Senior Secured	March 2024	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$16,136	15,765	15,876	(13)(14)
RVShare, LLC	Senior Secured	December 2026	1-month LIBOR + 5.50% or Floor rate of 6.50%, PIK Interest 4.00%	$15,000	14,701	14,701	(14)(16)
SeatGeek, Inc.	Senior Secured	June 2023	PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,607	59,983	60,316	(13)
Skyword, Inc.	Senior Secured	September 2024	PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,426	12,665	12,521	(13)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(13)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)(8)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	19	(7)(8)(13)
Total Tectura Corporation				$31,953	21,513	8,269
Thumbtack, Inc.	Senior Secured	September 2023	PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,618	25,965	26,372	(12)(13)
Zepz (p.k.a. Worldremit Group Limited)	Senior Secured	February 2025	3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$103,000	101,674	100,472	(5)(10)(12)(15)(18)
Subtotal: 1-5 Years Maturity					341,001	327,799
Subtotal: Internet Consumer & Business Services (26.74%)*					363,165	349,963
Manufacturing Technology
Under 1 Year Maturity
Bright Machines, Inc.	Senior Secured	November 2022	PRIME + 5.70% or Floor rate of 8.95%, 6.95% Exit Fee	$15,000	14,995	14,995	(18)
Subtotal: Under 1 Year Maturity					14,995	14,995
Subtotal: Manufacturing Technology (1.15%)*					14,995	14,995
Semiconductors
1-5 Years Maturity
Fungible Inc.	Senior Secured	December 2024	PRIME + 5.00% or Floor rate of 8.25%, 4.95% Exit Fee	$20,000	19,072	19,072	(14)(18)
Subtotal: 1-5 Years Maturity					19,072	19,072
Subtotal: Semiconductors (1.46%)*					19,072	19,072
Software
Under 1 Year Maturity
Khoros (p.k.a Lithium Technologies)	Senior Secured	October 2022	6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,834	55,834	(16)
Pymetrics, Inc.	Senior Secured	October 2022	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,667	9,845	9,845	(13)
Regent Education	Senior Secured	January 2022	FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$2,951	3,064	2,608	(8)(13)
Subtotal: Under 1 Year Maturity					68,743	68,287
1-5 Years Maturity
3GTMS, LLC.	Senior Secured	February 2025	6-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,812	9,656	(16)(17)
Agilence, Inc.	Senior Secured	October 2026	1-month LIBOR + 9.00% or Floor rate of 10.00%	$9,400	9,138	9,138	(16)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Brain Corporation	Senior Secured	April 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$10,016	$9,943	$9,943	(13)(14)(16)
Campaign Monitor Limited	Senior Secured	November 2025	6-month LIBOR + 7.90% or Floor rate of 11.15%	$33,000	32,459	33,000	(18)
Ceros, LLC	Senior Secured	September 2026	3-month LIBOR + 8.89% or Floor rate of 9.89%	$17,978	17,474	17,474	(16)(17)
Cloud 9 Software	Senior Secured	April 2024	3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,953	9,856	9,953	(12)
CloudBolt Software, Inc.	Senior Secured	October 2024	PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$10,000	9,923	10,035	(11)(12)(18)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month LIBOR + 9.28% or Floor rate of 10.28%	$8,000	7,801	7,801	(16)
Dashlane, Inc.	Senior Secured	July 2025	PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 7.10% Exit Fee	$20,719	21,807	21,734	(11)(13)(16)(18)
Delphix Corp.	Senior Secured	February 2023	PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	61,736	62,345	(12)(15)(18)
Demandbase, Inc.	Senior Secured	August 2025	PRIME + 5.25% or Floor rate of 8.50%, 2.00% Exit Fee	$16,875	16,463	16,463	(16)(18)
Enmark Systems	Senior Secured	September 2026	6-Month LIBOR + 6.83% or Floor rate of 7.83%, PIK Interest 2.19%	$8,000	7,798	7,798	(11)(16)(17)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96% or Floor rate of 10.96%	$21,000	20,699	20,750	(5)(10)(11)(17)
Gryphon Networks Corp.	Senior Secured	January 2026	3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,106	5,088	(11)(16)
Ikon Science Limited	Senior Secured	October 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,913	6,719	6,767	(5)(10)(16)(17)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month LIBOR + 10.14% or Floor rate of 11.14%	$8,571	8,403	8,375	(17)
Logicworks	Senior Secured	January 2024	PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,862	9,965	(12)(16)
Mixpanel, Inc.	Senior Secured	August 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,431	20,292	21,030	(12)(13)(18)
Mobile Solutions Services	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$19,074	18,575	18,834	(16)(17)
Nuvolo Technologies Corporation	Senior Secured	July 2025	PRIME + 7.70% or Floor rate of 10.95%, 1.75% Exit Fee	$15,000	14,967	15,017	(12)(18)
Pollen, Inc.	Senior Secured	November 2023	PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,457	7,528	7,314	(13)
	Senior Secured	November 2023	PRIME + 5.25% or Floor rate of 8.50%, PIK Interest 1.35%, 4.50% Exit Fee	$13,041	13,005	13,092	(13)(14)
Total Pollen, Inc.				$20,498	20,533	20,406
Reltio, Inc.	Senior Secured	July 2023	PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,248	10,336	10,542	(13)(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,000	5,828	5,828	(16)(17)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,185	5,305	5,245	(13)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$11,144	10,831	10,859	(12)(16)(17)
Udacity, Inc.	Senior Secured	September 2024	PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$50,895	50,646	51,722	(12)(13)
Zimperium, Inc.	Senior Secured	July 2024	1-month LIBOR + 8.95% or Floor rate of 9.95%	$15,633	15,347	15,347	(12)(17)
Subtotal: 1-5 Years Maturity					437,659	441,115
Greater than 5 Years Maturity
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,851	20,000	(18)
Subtotal: Greater than 5 Years Maturity					19,851	20,000
Subtotal: Software (40.46%)*					526,253	529,402

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Sustainable and Renewable Technology
Under 1 Year Maturity
Impossible Foods, Inc.	Senior Secured	July 2022	PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$15,022	$19,379	$19,378	(12)
Pineapple Energy LLC	Senior Secured	January 2022	FIXED 10.00%	$280	280	247	(6)(9)(16)
Subtotal: Under 1 Year Maturity					19,659	19,625
1-5 Years Maturity
Pineapple Energy LLC	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500	(6)(8)(13)(16)
Subtotal: 1-5 Years Maturity					7,500	7,500
Subtotal: Sustainable and Renewable Technology (2.07%)*					27,159	27,125
Total: Debt Investments (168.86%)*					$2,219,586	$2,209,599

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Equity	10/21/2020	Common Stock	3,328	$—	$18
	Equity	4/11/2008	Preferred Series A	1,135,000	1,230	6,242
Total Peerless Network Holdings, Inc.				1,138,328	1,230	6,260
Subtotal: Communications & Networking (0.48%)*					1,230	6,260
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Equity	4/30/2010	Common Stock	42,989	128	447
Subtotal: Consumer & Business Products (0.03%)*					128	447
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	1,225	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	19,393	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	20,618
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	11,990	(7)
Subtotal: Diversified Financial Services (2.49%)*					28,041	32,608
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	176,730	1,329	99	(4)
Aytu BioScience, Inc. (p.k.a. Neos Therapeutics, Inc.)	Equity	3/28/2014	Common Stock	13,600	1,500	18	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	168
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Equity	4/6/2015	Common Stock	2,498	309	20	(4)
Subtotal: Drug Delivery (0.02%)*					3,638	305
Drug Discovery & Development
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	582	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	14	(4)(10)
Avalo Therapeutics, Inc. (p.k.a. Cerecor, Inc.)	Equity	8/19/2014	Common Stock	119,087	1,000	202	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	892	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	5,971	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	3,859	(4)
Chemocentryx, Inc.	Equity	6/15/2020	Common Stock	17,241	1,000	628	(4)(10)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	223	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	27	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	281	(4)(10)
Genocea Biosciences, Inc.	Equity	11/20/2014	Common Stock	27,933	2,000	32	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	3,264	(14)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	161	(4)(10)
Kaleido Biosciences, Inc.	Equity	2/10/2021	Common Stock	86,585	1,000	207	(4)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	2,000	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	343	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	21	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	202	14	(4)
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.)	Equity	2/2/2017	Common Stock	16,228	1,269	21	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	658	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	356	(4)(5)(10)(15)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Equity	12/11/2020	Preferred Series B	510,308	3,000	4,650
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	198,277	1,641	454	(4)
Subtotal: Drug Discovery & Development (1.90%)*					33,401	24,860
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	5,500	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,864
Subtotal: Healthcare Services, Other (0.56%)*					6,781	7,364
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	3,369	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,825
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,220	(4)(19)
Subtotal: Information Services (0.72%)*					4,440	9,414

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Internet Consumer & Business Services
Black Crow AI, Inc.	Equity	3/24/2021	Preferred Series Seed	872,797	$1,000	$1,120	(6)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(20)
Brigade Group, Inc.	Equity	3/1/2013	Common Stock	9,023	93	—
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	608	(5)(10)
Contentful Global, Inc. (p.k.a. Contentful, Inc.)	Equity	12/22/2020	Preferred Series C	41,000	138	506	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	1,388	(5)(10)
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	1,894
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	12,209	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	4,305	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	450	(4)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	6,624	(4)(19)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	1,791
	Equity	10/25/2016	Preferred Series A-1	108,710	632	680
Total OfferUp, Inc.				394,790	2,295	2,471
Oportun	Equity	6/28/2013	Common Stock	48,365	577	980	(4)
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Equity	7/31/2020	Common Stock	1,163	15	—
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	71
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	216
Uber Technologies, Inc. (p.k.a. Postmates, Inc.)	Equity	12/1/2020	Common Stock	32,991	318	1,383	(4)
Subtotal: Internet Consumer & Business Services (2.70%)*					22,151	35,331
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	65	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	500	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	565
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	227,013	—	3,351
	Equity	12/30/2011	Preferred Series A-1	243,432	503	3,593
	Equity	12/31/2011	Preferred Series A-2	191,626	500	2,828
Total Gelesis, Inc.				662,071	1,003	9,772
Medrobotics Corporation	Equity	9/12/2013	Preferred Series E	136,798	250	—
	Equity	10/22/2014	Preferred Series F	73,971	155	—
	Equity	10/16/2015	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	201	(4)
Subtotal: Medical Devices & Equipment (0.81%)*					3,991	10,538
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	725
Subtotal: Semiconductors (0.06%)*					160	725
Software
3GTMS, LLC.	Equity	8/9/2021	Common Stock	1,000,000	1,000	985
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	65

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	$4,284	$3
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,387
	Equity	8/24/2017	Preferred Series 3	93,620	300	529
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,916
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	5
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	25,828	(4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,239
	Equity	8/12/2021	Preferred Series F	52,956	279	240
Total SingleStore, Inc. (p.k.a. memsql, Inc.)				633,939	2,279	2,479
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,749	11,109	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,697
Subtotal: Software (3.45%)*					23,905	45,087
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	9
	Equity	6/16/2010	Preferred Series C	656,538	282	26
	Equity	2/8/2013	Preferred Series D	1,991,157	712	81
	Equity	7/14/2015	Preferred Series E	2,786,367	429	131
	Equity	12/18/2018	Preferred Series F	1,523,693	118	123
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	173
Total Gynesonics, Inc.				9,595,178	1,941	543
Subtotal: Surgical Devices (0.04%)*					1,941	543
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	3,430
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC (p.k.a. Fluidic, Inc.)	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Class A Units	3,000,000	4,767	591	(6)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	3,164
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	543	4,043	(4)
Subtotal: Sustainable and Renewable Technology (0.86%)*					12,412	11,228
Total: Equity Investments (14.12%)*					$142,219	$184,710
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	$418	$—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Grove Collaborative, Inc.	Warrant	4/30/2021	Common Stock	83,625	433	326
Penumbra Brands, LLC (p.k.a. Gadget Guard)	Warrant	6/3/2014	Common Stock	1,662,441	228	—
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Warrant	7/16/2013	Preferred Series B	206,185	1,101	2,181
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	1,847
Subtotal: Consumer & Business Products (0.33%)*					2,145	4,354
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.)	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	62
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Warrant	8/28/2014	Common Stock	3,929	390	1	(4)
Subtotal: Drug Delivery (0.00%)*					465	63
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	305	6	(4)(5)(10)
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	1	(4)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	$61	$42	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	15,541	681	142	(4)(10)
Brickell Biotech, Inc.	Warrant	2/18/2016	Common Stock	9,005	119	—	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	287	(14)
Century Therapeutics	Warrant	9/14/2020	Common Stock	16,112	37	64	(4)
Concert Pharmaceuticals, Inc.	Warrant	6/8/2017	Common Stock	61,273	178	3	(4)(10)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	354	(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3 Class C	84,714	64	64	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	7,806	266	—	(4)
Genocea Biosciences, Inc.	Warrant	4/24/2018	Common Stock	41,176	165	1	(4)
Motif Bio PLC	Warrant	1/27/2020	Common Stock	121,337,041	282	—	(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	267	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	6/27/2017	Common Stock	432,240	546	427	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	307	(4)(10)(14)(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	90,887	188	142	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	—	(4)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	2,172	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	20	(4)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Warrant	6/15/2020	Common Units	102,216	256	441
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	108,334	673	2	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	3	(4)
Subtotal: Drug Discovery & Development (0.36%)*					7,393	4,745
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	618	(4)
Skydio, Inc.	Warrant	11/8/2021	Common Stock	124,451	557	422
Subtotal: Electronics & Computer Hardware (0.08%)*					658	1,040
Information Services
Capella Space	Warrant	10/21/2021	Common Stock	176,200	207	139	(14)
InMobi Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(10)
Netbase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	418
Subtotal: Information Services (0.04%)*					645	557
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	160	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	348	(5)(10)
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	105
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	116
Interactions Corporation	Warrant	6/16/2015	Preferred Series G-3	68,187	204	505
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	141	(14)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	84
LogicSource	Warrant	3/21/2016	Preferred Series C	79,625	30	210
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	77	(14)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	33	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,140
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	7
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	121	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	171	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	90	(12)
Total Snagajob.com, Inc.				3,611,537	860	382
Tapjoy, Inc.	Warrant	7/1/2014	Preferred Series D	748,670	317	443
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	650

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	190,953	$552	$786
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	3,038	(4)
Zepz (p.k.a. Worldremit Group Limited)	Warrant	2/11/2021	Preferred Series D	77,215	129	1,962	(5)(10)(15)
	Warrant	8/27/2021	Preferred Series E	1,868	26	25	(5)(10)(15)
Total Zepz (p.k.a. Worldremit Group Limited)				79,083	155	1,987
Subtotal: Internet Consumer & Business Services (0.78%)*					4,992	10,212
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	155,325	363	—	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	714	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	264
Medrobotics Corporation	Warrant	3/13/2013	Preferred Series E	455,539	370	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	1,797	(4)
SonaCare Medical, LLC	Warrant	9/28/2012	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	13	(4)
Subtotal: Medical Devices & Equipment (0.16%)*					2,483	2,074
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	1,950
Fungible Inc.	Warrant	12/16/2021	Common Stock	800,000	751	751	(14)
Subtotal: Semiconductors (0.21%)*					850	2,701
Software
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	1,272
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	132	(14)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	85
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	33
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,343	(4)(19)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	560,536	404	415
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,275	(15)
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	483,248	404	443
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	102
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	106	65
Fuze, Inc.	Warrant	6/30/2017	Preferred Series F	256,158	89	—
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	—
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	906
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	50,000	88	283
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Pymetrics, Inc.	Warrant	9/15/2020	Common Stock	150,943	77	218
RapidMiner, Inc.	Warrant	11/28/2017	Preferred Series C-1	4,982	24	54
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	637
Signpost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Warrant	4/28/2020	Preferred Series D	312,596	103	704
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	162
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	345
ZeroFox, Inc.	Warrant	5/7/2020	Preferred Series C-1	648,350	101	603
Zimperium, Inc.	Warrant	7/2/2021	Common Stock	20,563	72	56
Subtotal: Software (0.85%)*					5,594	11,133

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Surgical Devices
Gynesonics, Inc.	Warrant	2/8/2012	Preferred Series C	151,123	$67	$6
TransMedics Group, Inc. (p.k.a Transmedics, Inc.)	Warrant	11/7/2012	Common Stock	64,440	139	480	(4)
Subtotal: Surgical Devices (0.04%)*					206	486
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Warrant	9/13/2012	Preferred Series C-1	280,897	274	699
Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)	Warrant	4/22/2014	Preferred Series A	325,000	155	249
	Warrant	4/7/2015	Preferred Series B	131,883	63	86
Total Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)				456,883	218	335
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,609	338	—
Subtotal: Sustainable and Renewable Technology (0.08%)*					950	1,034
Total: Warrant Investments (2.93%)*					$27,147	$38,399
Total: Investments in Securities (185.91%)*					$2,388,952	$2,432,708

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,032	1,814	(5)(10)(16)
Total: Investments in Investment Funds & Vehicles (0.14%)*					$2,032	$1,814
Total: Investments (186.05%)*					$2,390,984	$2,434,522

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 3.25% as of December 31, 2021. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent, 0.14%, 0.24%, and 0.26%, respectively, as of December 31, 2021.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $121.0 million, $75.7 million, and $45.3 million, respectively. The tax cost of investments is $2.4 billion.
(3)
Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)
Except for warrants in 26 publicly traded companies and common stock in 36 publicly traded companies, all investments are restricted as of December 31, 2021 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Board.
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
(8)
Debt is on non-accrual status as of December 31, 2021, and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investment in Tectura Corporation and Pineapple Energy LLC.
(9)
Denotes that all or a portion of the debt investment is convertible debt.
(10)
Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)
Denotes that all or a portion of the debt investment is pledged as collateral under the SMBC Facility (as defined in “Note 5 — Debt”).
(12)
Denotes that all or a portion of the investment is pledged as collateral under the Union Bank Facility (as defined in “Note 5 — Debt”).
(13)
Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(14)
Denotes that all or a portion of the investment in this portfolio company is held by HC IV, the Company’s wholly owned SBIC subsidiary.
(15)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2021.
(16)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2021. Refer to “Note 11 — Commitments and Contingencies”.
(17)
Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(18)
Denotes second lien senior secured debt.
(19)
Denotes all or a portion of the public equity or warrant investment was acquired in a transaction exempt from registration under the Securities Act of 1933 (“Securities Act”) and may be deemed to be “restricted securities” under the Securities Act.
(20)
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

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC (11)(17)(18)	Senior Secured	February 2025	3-month LIBOR + 9.25% or Floor rate of 10.25%	$7,000	$6,819	$6,955
Subtotal: 1-5 Years Maturity					6,819	6,955
Subtotal: Communications & Networking (0.59%)*					6,819	6,955
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC (7)	Unsecured	March 2023	FIXED 14.50%	$15,000	14,838	14,970
Subtotal: 1-5 Years Maturity					14,838	14,970
Subtotal: Diversified Financial Services (1.28%)*					14,838	14,970
Drug Delivery
1-5 Years Maturity
Antares Pharma Inc. (10)(11)(15)	Senior Secured	July 2022	PRIME + 4.50% or Floor rate of 4.50%, 4.14% Exit Fee	$40,000	41,104	41,242
Subtotal: 1-5 Years Maturity					41,104	41,242
Subtotal: Drug Delivery (3.52%)*					41,104	41,242
Drug Discovery & Development
Under 1 Year Maturity
Genocea Biosciences, Inc. (11)	Senior Secured	May 2021	PRIME + 3.00% or Floor rate of 8.00%, 5.90% Exit Fee	$12,922	13,892	13,892
Petros Pharmaceuticals, Inc. (p.k.a. Metuchen Pharmaceuticals LLC)	Senior Secured	December 2021	PRIME + 7.25% or Floor rate of 11.50%, 3.05% Exit Fee	$6,653	7,167	7,156
Stealth Bio Therapeutics Corp. (10)(11)	Senior Secured	July 2021	PRIME + 5.50% or Floor rate of 9.50%, 7.69% Exit Fee	$9,027	10,463	10,463
Subtotal: Under 1 Year Maturity					31,522	31,511
1-5 Years Maturity
Acacia Pharma Inc. (5)(10)(11)	Senior Secured	January 2022	PRIME + 4.50% or Floor rate of 9.25%, 3.95% Exit Fee	$5,452	5,775	5,754
Albireo Pharma, Inc. (10)(11)	Senior Secured	July 2024	PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	9,995	10,106
Aldeyra Therapeutics, Inc. (11)	Senior Secured	October 2023	PRIME + 3.10% or Floor rate of 9.10%, 6.95% Exit Fee	$15,000	15,349	15,623
Applied Genetic Technologies Corporation (11)	Senior Secured	December 2023	PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$10,000	10,025	10,163
Aveo Pharmaceuticals, Inc. (11)	Senior Secured	September 2023	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$15,000	15,069	15,069
Axsome Therapeutics, Inc. (10)(17)	Senior Secured	October 2025	PRIME + 5.90% or Floor rate of 9.15%, 4.85% Exit Fee	$50,000	49,023	49,023
Bicycle Therapeutics PLC (5)(10)(11)(17)	Senior Secured	October 2024	PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$15,000	14,984	14,984
BridgeBio Pharma LLC (12)(13)(16)	Senior Secured	November 2023	PRIME + 3.85% or Floor rate of 8.75%, 6.35% Exit Fee	$35,000	36,163	36,930
	Senior Secured	November 2023	PRIME + 2.85% or Floor rate of 8.60%, 5.75% Exit Fee	$20,000	20,541	20,977
	Senior Secured	November 2023	PRIME + 3.10% or Floor rate of 8.85%, 5.75% Exit Fee	$20,000	20,400	20,822
Total BridgeBio Pharma LLC				$75,000	77,104	78,729
Century Therapeutics (11)	Senior Secured	April 2024	PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	9,897	9,897
Chemocentryx, Inc. (10)(11)(15)	Senior Secured	December 2022	PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$20,000	20,704	21,031
	Senior Secured	February 2024	PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,039	5,332
Total Chemocentryx, Inc.				$25,000	25,743	26,363
Codiak Biosciences, Inc. (11)(17)	Senior Secured	October 2024	PRIME + 3.75% or Floor rate of 9.00%, 5.50% Exit Fee	$25,000	25,099	25,223
Dermavant Sciences Ltd. (10)(13)	Senior Secured	June 2023	PRIME + 4.45% or Floor rate of 9.95%, 6.95% Exit Fee	$20,000	20,615	20,553
Eidos Therapeutics, Inc. (10)(13)	Senior Secured	October 2023	PRIME + 3.25% or Floor rate of 8.50%, 5.95% Exit Fee	$8,750	8,905	9,182
G1 Therapeutics, Inc. (10)(11)(17)	Senior Secured	June 2024	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$20,000	20,053	20,404
Geron Corporation (10)(17)	Senior Secured	October 2024	PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$16,250	16,158	16,158
Kaleido Biosciences, Inc. (13)	Senior Secured	January 2024	PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	22,916	23,135
Mesoblast (5)(10)(11)(13)	Senior Secured	March 2022	PRIME + 4.95% or Floor rate of 9.70%, 8.70% Exit Fee	$50,000	53,043	53,086
Nabriva Therapeutics (5)(10)	Senior Secured	June 2023	PRIME + 4.30% or Floor rate of 9.80%, 7.01% Exit Fee	$5,000	5,259	5,251
Seres Therapeutics, Inc. (11)	Senior Secured	November 2023	PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$25,000	25,238	25,990

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Syndax Pharmaceutics Inc. (13)	Senior Secured	September 2023	PRIME + 5.10% or Floor rate of 9.85%, 4.99% Exit Fee	$20,000	$20,221	$20,582
TG Therapeutics, Inc. (10)(13)	Senior Secured	March 2022	PRIME + 4.75% or Floor rate of 10.25%, 3.25% Exit Fee	$30,000	30,423	30,820
Tricida, Inc. (11)(13)(15)(16)	Senior Secured	April 2023	PRIME + 2.35% or Floor rate of 8.35%, 11.04% Exit Fee	$75,000	78,266	79,452
uniQure B.V. (5)(10)(11)	Senior Secured	June 2023	PRIME + 3.35% or Floor rate of 8.85%, 4.95% Exit Fee	$35,000	35,660	36,849
Unity Biotechnology, Inc. (10)	Senior Secured	August 2024	PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$25,000	24,938	24,938
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC) (11)	Senior Secured	May 2024	PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,279	11,394
X4 Pharmaceuticals, Inc. (11)	Senior Secured	July 2024	PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,082	33,097
Yumanity Therapeutics, Inc. (11)	Senior Secured	January 2024	PRIME + 4.00% or Floor rate of 8.75%, 7.25% Exit Fee	$15,000	15,129	15,350
Subtotal: 1-5 Years Maturity					679,248	687,175
Subtotal: Drug Discovery & Development (61.26%)*					710,770	718,686
Electronics & Computer Hardware
Under 1 Year Maturity
Glo AB (8)(10)(14)	Senior Secured	February 2021	PRIME + 6.20% or Floor rate of 10.45%, PIK Interest 1.75%, 5.03% Exit Fee	$1,631	2,145	2,145
Subtotal: Under 1 Year Maturity					2,145	2,145
Subtotal: Electronics & Computer Hardware (0.18%)*					2,145	2,145
Healthcare Services, Other
1-5 Years Maturity
The CM Group LLC (17)	Senior Secured	June 2024	1-month LIBOR + 9.35% or Floor rate of 10.35%	$10,358	10,229	10,086
Velocity Clinical Research, Inc. (13)(17)(18)	Senior Secured	November 2024	1-month LIBOR + 9.08% or Floor rate of 10.08%	$9,823	9,511	9,887
Subtotal: 1-5 Years Maturity					19,740	19,973
Subtotal: Healthcare Services, Other (1.70%)*					19,740	19,973
Information Services
Under 1 Year Maturity
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (14)(15)(19)	Senior Secured	December 2021	PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.70%, 5.30% Exit Fee	$15,825	16,216	16,216
Subtotal: Under 1 Year Maturity					16,216	16,216
1-5 Years Maturity
Planet Labs, Inc. (11)	Senior Secured	June 2022	PRIME + 5.50% or Floor rate of 11.00%, 3.00% Exit Fee	$25,000	24,902	24,957
Yipit, LLC (11)(17)(18)	Senior Secured	May 2024	1-month LIBOR + 8.88% or Floor rate of 9.88%	$12,000	11,782	12,000
Subtotal: 1-5 Years Maturity					36,684	36,957
Subtotal: Information Services (4.53%)*					52,900	53,173
Internet Consumer & Business Services
Under 1 Year Maturity
Black Crow AI, Inc. (8)(9)	Convertible Debt	October 2021	PIK Interest 1.00%	$3,000	2,993	1,565
	Convertible Debt	October 2021	PIK Interest 1.00%	$1,000	1,000	643
Total Black Crow AI, Inc.				$4,000	3,993	2,208
Intent (p.k.a. Intent Media, Inc.) (8)(14)	Senior Secured	September 2021	PIK Interest 10.13%, 1.20% Exit Fee	$4,125	4,150	1,413
Snagajob.com, Inc. (13)	Senior Secured	June 2021	PRIME + 6.90% or Floor rate of 10.15%, 3.05% Exit Fee	$43,005	43,917	43,754
	Senior Secured	June 2021	PRIME + 7.80% or Floor rate of 11.05%, 3.05% Exit Fee	$5,173	5,281	5,255
Total Snagajob.com, Inc.				$48,178	49,198	49,009
Tectura Corporation (7)(8)(14)	Senior Secured	March 2021	PIK Interest 5.00%	$10,680	240	—
	Senior Secured	March 2021	FIXED 8.25%	$8,250	8,250	8,250
	Senior Secured	March 2021	PIK Interest 5.00%	$13,023	13,023	350
Total Tectura Corporation				$31,953	21,513	8,600
Subtotal: Under 1 Year Maturity					78,854	61,230
1-5 Years Maturity
AppDirect, Inc. (11)	Senior Secured	August 2024	PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	30,712	30,712
ePayPolicy Holdings, LLC (11)(17)	Senior Secured	December 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$8,000	7,799	8,080
EverFi, Inc. (13)(14)(16)	Senior Secured	May 2022	PRIME + 3.90% or Floor rate of 9.15%, PIK Interest 2.30%	$84,081	83,900	84,987
Houzz, Inc. (13)(14)	Senior Secured	November 2022	PRIME + 3.20% or Floor rate of 8.45%, PIK Interest 2.50%, 4.50% Exit Fee	$51,403	51,854	52,151

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Nextroll, Inc. (14)(19)	Senior Secured	June 2022	PRIME + 3.85% or Floor rate of 9.35%, PIK Interest 2.95%, 3.50% Exit Fee	$20,921	$21,240	$21,526
SeatGeek, Inc. (14)	Senior Secured	June 2023	PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,301	59,292	57,561
Skyword, Inc. (14)	Senior Secured	September 2024	PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,196	12,291	12,021
Thumbtack, Inc. (13)(14)	Senior Secured	September 2023	PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,231	25,096	25,348
Varsity Tutors LLC (13)(14)(17)	Senior Secured	August 2023	PRIME + 5.25% or Floor rate of 10.75%, PIK Interest 0.55%, 3.00% Exit Fee	$39,264	39,438	40,272
Wheels Up Partners LLC (11)	Senior Secured	July 2022	3-month LIBOR + 8.55% or Floor rate of 9.55%	$13,436	13,387	13,337
Xometry, Inc. (13)	Senior Secured	May 2022	PRIME + 3.95% or Floor rate of 8.70%, 6.18% Exit Fee	$11,000	11,431	11,556
	Senior Subordinate	May 2022	PRIME + 3.95% or Floor rate of 8.70%, 6.25% Exit Fee	$4,000	4,157	4,219
Total Xometry, Inc.				$15,000	15,588	15,775
Subtotal: 1-5 Years Maturity					360,597	361,770
Subtotal: Internet Consumer & Business Services (36.06%)*					439,451	423,000
Media/Content/Info
1-5 Years Maturity
Bustle (14)(15)	Senior Secured	June 2023	PRIME + 4.35% or Floor rate of 9.35%, PIK Interest 1.95%, 4.45% Exit Fee	$21,045	21,279	21,555
Subtotal: 1-5 Years Maturity					21,279	21,555
Subtotal: Media/Content/Info (1.84%)*					21,279	21,555
Medical Devices & Equipment
Under 1 Year Maturity
Intuity Medical, Inc. (11)(15)	Senior Secured	June 2021	PRIME + 5.00% or Floor rate of 9.25%, 6.95% Exit Fee	$11,217	12,365	12,365
Quanterix Corporation (11)	Senior Secured	October 2021	PRIME + 2.75% or Floor rate of 8.00%, 0.96% Exit Fee	$7,688	7,752	7,752
Sebacia, Inc. (8)	Senior Secured	January 2021	PRIME + 4.35% or Floor rate of 8.85%	$1,000	1,000	—
Subtotal: Under 1 Year Maturity					21,117	20,117
Subtotal: Medical Devices & Equipment (1.71%)*					21,117	20,117
Software
Under 1 Year Maturity
ZocDoc (11)(19)	Senior Secured	August 2021	PRIME + 6.20% or Floor rate of 10.95%, 2.00% Exit Fee	$30,000	30,509	30,509
Subtotal: Under 1 Year Maturity					30,509	30,509
1-5 Years Maturity
3GTMS, LLC. (11)(17)(18)	Senior Secured	February 2025	3-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,762	9,754
Abrigo (18)	Senior Secured	March 2023	3-month LIBOR + 7.88% or Floor rate of 8.88%	$38,457	37,993	38,264
	Senior Secured	March 2023	3-month LIBOR + 5.96% or Floor rate of 6.96%	$2,312	2,273	2,296
Total Abrigo				$40,769	40,266	40,560
Bitsight Technologies, Inc. (19)	Senior Secured	November 2025	PRIME + 6.75% or Floor rate of 10.00%, 3.50% Exit Fee	$12,500	12,289	12,289
Businessolver.com, Inc. (11)(17)	Senior Secured	May 2023	6-month LIBOR + 7.50% or Floor rate of 8.50%	$33,650	33,248	33,640
	Senior Secured	May 2023	6-month LIBOR + 7.50% or Floor rate of 8.50%	$7,650	7,532	7,579
Total Businessolver.com, Inc.				$41,300	40,780	41,219
Campaign Monitor Limited (11)(19)	Senior Secured	November 2025	6-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,348	33,304
Clarabridge, Inc. (12)(13)(14)(17)	Senior Secured	May 2024	PRIME + 5.30% or Floor rate of 8.55%, PIK Interest 2.25%	$55,823	55,359	56,940
Cloud 9 Software (13)	Senior Secured	April 2024	3-month LIBOR + 8.20% or Floor rate of 9.20%	$10,000	9,867	10,030
CloudBolt Software Inc. (17)(19)	Senior Secured	October 2024	PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$5,000	4,867	4,867
Cloudian, Inc. (11)	Senior Secured	November 2022	PRIME + 3.25% or Floor rate of 8.25%, 9.75% Exit Fee	$15,000	15,883	15,883

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Couchbase, Inc. (11)(15)(19)	Senior Secured	June 2024	PRIME + 5.25% or Floor rate of 10.75%, 3.75% Exit Fee	$25,000	$25,167	$25,761
Dashlane, Inc. (11)(14)(17)(19)	Senior Secured	April 2022	PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 8.50% Exit Fee	$10,294	10,808	10,838
	Senior Secured	March 2023	PRIME + 4.05% or Floor rate of 8.55%, PIK Interest 1.10%, 4.95% Exit Fee	$10,195	10,312	10,343
Total Dashlane, Inc.				$20,489	21,120	21,181
Delphix Corp. (13)(19)	Senior Secured	February 2023	PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	59,932	61,159
Envisage Technologies, LLC (13)(18)	Senior Secured	March 2025	3-month LIBOR + 9.00% or Floor rate of 10.00%	$9,750	9,525	9,750
ExtraHop Networks, Inc. (19)	Senior Secured	September 2023	PRIME + 7.00% or Floor rate of 10.25%, 2.50% Exit Fee	$15,000	14,745	14,745
FreedomPay, Inc. (13)(19)	Senior Secured	June 2023	PRIME + 7.70% or Floor rate of 10.95%, 3.55% Exit Fee	$10,000	9,972	10,126
Ikon Science Limited (5)(10)(11)(17)(18)	Senior Secured	October 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$7,000	6,744	6,724
Jolt Software, Inc. (14)	Senior Secured	October 2022	PRIME + 3.00% or Floor rate of 8.50%, PIK Interest 1.75%, 4.50% Exit Fee	$7,639	7,725	7,828
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.) (11)(18)	Senior Secured	July 2023	3-month LIBOR + 10.15% or Floor rate of 11.15%	$8,695	8,477	8,509
Khoros (p.k.a Lithium Technologies) (11)	Senior Secured	October 2022	6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,585	56,207
Logicworks (17)	Senior Secured	January 2024	PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,801	9,801
Mixpanel, Inc. (14)(19)	Senior Secured	August 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,062	19,703	19,703
Mobile Solutions Services (17)(18)	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,323	5,400
	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$13,150	12,731	12,672
Total Mobile Solutions Services				$18,650	18,054	18,072
Nuvolo Technologies Corporation (13)(17)(19)	Senior Secured	April 2023	PRIME + 7.25% or Floor rate of 11.50%	$15,000	14,867	14,993
Optimizely Mergerco, Inc. (17)(18)	Senior Secured	October 2025	6-month LIBOR + 10.00% or Floor rate of 11.00%	$50,000	48,561	48,559
Pollen, Inc. (14)(15)(17)	Senior Secured	November 2023	PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,420	7,366	7,366
Pymetrics, Inc. (14)	Senior Secured	October 2022	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,497	9,409	9,409
Regent Education (14)	Senior Secured	January 2022	FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$3,220	3,315	3,316
Reltio, Inc. (13)(14)(17)(19)	Senior Secured	July 2023	PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,073	9,928	10,136
SingleStore, Inc. (p.k.a. memsql, Inc.) (11)(14)(17)	Senior Secured	May 2023	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 0.75%, 3.95% Exit Fee	$5,021	5,012	5,137
Tact.ai Technologies, Inc. (11)(14)	Senior Secured	February 2023	PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,081	4,995	4,970
ThreatConnect, Inc. (13)(17)(18)	Senior Secured	May 2024	3-month LIBOR + 8.26% or Floor rate of 9.26%	$4,500	4,391	4,441
Udacity, Inc. (14)(17)	Senior Secured	September 2024	PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$35,130	34,700	34,700
Vela Trading Technologies (11)(14)(18)	Senior Secured	July 2022	3-month LIBOR + 12.00% or Floor rate of 11.50%, PIK Interest 2.50%	$18,131	17,826	14,505
ZeroFox, Inc. (13)	Senior Secured	January 2023	PRIME + 4.75% or Floor rate of 10.25%, 3.00% Exit Fee	$20,000	20,118	20,118
Subtotal: 1-5 Years Maturity					668,459	672,062

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Maturity Date	Interest Rate and Floor (2)	Principal Amount	Cost (3)	Value (4)
Greater than 5 Years Maturity
Imperva, Inc. (19)	Senior Secured	January 2027	3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	$19,828	$20,000
Subtotal: Greater than 5 Years Maturity					19,828	20,000
Subtotal: Software (61.60%)*					718,796	722,571
Sustainable and Renewable Technology
Under 1 Year Maturity
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)(8)(14)	Senior Secured	January 2021	PIK Interest 10.00%	$681	681	—
Subtotal: Under 1 Year Maturity					681	—
1-5 Years Maturity
Impossible Foods, Inc. (12)(13)	Senior Secured	July 2022	PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$38,868	42,285	42,548
Pineapple Energy LLC (6)(8)(9)	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
Subtotal: 1-5 Years Maturity					49,785	50,048
Subtotal: Sustainable and Renewable Technology (4.27%)*					50,466	50,048
Total: Debt Investments (178.54%)*					$2,099,425	$2,094,435

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Equity	Common Stock	3,328	$—	$8
	Equity	Preferred Series A	1,135,000	1,230	3,800
Total Peerless Network Holdings, Inc.			1,138,328	1,230	3,808
Subtotal: Communications & Networking (0.29%)*				1,230	3,808
Consumer & Business Products
Intelligent Beauty, Inc.	Equity	Preferred Series B	111,156	230	743
Subtotal: Consumer & Business Products (0.06%)*				230	743
Diversified Financial Services
Gibraltar Business Capital, LLC (7)	Equity	Common Stock	830,000	1,884	2,276
	Equity	Preferred Series A	10,602,752	26,122	31,554
Total Gibraltar Business Capital, LLC			11,432,752	28,006	33,830
Subtotal: Diversified Financial Services (2.62%)*				28,006	33,830
Drug Delivery
AcelRx Pharmaceuticals, Inc. (4)	Equity	Common Stock	176,730	1,329	219
BioQ Pharma Incorporated (15)	Equity	Preferred Series D	165,000	500	504
Kaleo, Inc.	Equity	Preferred Series B	82,500	1,007	4,117
Neos Therapeutics, Inc. (4)(15)	Equity	Common Stock	125,000	1,500	78
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Equity	Common Stock	2,498	309	5
Subtotal: Drug Delivery (0.38%)*				4,645	4,923
Drug Discovery & Development
Albireo Pharma, Inc. (4)(10)	Equity	Common Stock	25,000	1,000	938
Aveo Pharmaceuticals, Inc. (4)(15)	Equity	Common Stock	190,175	1,715	1,097
Bicycle Therapeutics PLC (4)(5)(10)	Equity	Common Stock	98,100	1,871	1,761
BridgeBio Pharma LLC (4)(16)	Equity	Common Stock	203,579	2,000	14,476
Cerecor, Inc. (4)	Equity	Common Stock	119,087	1,000	314
Chemocentryx, Inc. (4)(10)(15)	Equity	Common Stock	17,241	1,000	1,068
Concert Pharmaceuticals, Inc. (4)(10)	Equity	Common Stock	70,796	1,367	895
Dare Biosciences, Inc. (4)	Equity	Common Stock	13,550	1,000	18
Dynavax Technologies (4)(10)	Equity	Common Stock	20,000	550	89
Eidos Therapeutics, Inc. (4)(10)	Equity	Common Stock	15,000	255	1,974
Genocea Biosciences, Inc. (4)	Equity	Common Stock	27,932	2,000	67
Paratek Pharmaceuticals, Inc. (4)	Equity	Common Stock	76,362	2,744	478
Rocket Pharmaceuticals, Ltd. (4)	Equity	Common Stock	944	1,500	52
Savara, Inc. (4)(15)	Equity	Common Stock	11,119	203	13
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.) (4)(10)	Equity	Common Stock	16,228	1,269	45
Tricida, Inc. (4)(15)(16)	Equity	Common Stock	68,816	863	485
uniQure B.V. (4)(5)(10)	Equity	Common Stock	17,175	332	621
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Equity	Preferred Series B	510,308	3,000	3,000
X4 Pharmaceuticals, Inc. (4)	Equity	Common Stock	83,334	641	536
Subtotal: Drug Discovery & Development (2.16%)*				24,310	27,927
Healthcare Services, Other
23andMe, Inc.	Equity	Common Stock	360,000	5,094	7,546
Subtotal: Healthcare Services, Other (0.58%)*				5,094	7,546
Internet Consumer & Business Services
Contentful, Inc. (5)(10)	Equity	Preferred Series C	82	138	270
	Equity	Preferred Series D	217	500	785
Total Contentful, Inc.			299	638	1,055
Countable Corporation (p.k.a. Brigade Group, Inc.)	Equity	Common Stock	9,023	93	—
DoorDash, Inc. (4)	Equity	Common Stock	525,000	6,051	58,706
Fastly, Inc. (4)	Equity	Common Stock	6,238	8	545
Lyft, Inc. (4)	Equity	Common Stock	200,738	10,487	9,862
Nextdoor.com, Inc.	Equity	Common Stock	328,190	4,854	8,994
OfferUp, Inc.	Equity	Preferred Series A	286,080	1,663	1,867
	Equity	Preferred Series A-1	108,710	632	709
Total OfferUp, Inc.			394,790	2,295	2,576

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Oportun (4)	Equity	Common Stock	48,365	$577	$937
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Equity	Common Stock	1,163	15	—
Tectura Corporation (7)	Equity	Common Stock	414,994,863	900	—
	Equity	Preferred Series BB	1,000,000	—	—
Total Tectura Corporation			415,994,863	900	—
Uber Technologies, Inc. (p.k.a. Postmates, Inc.) (4)	Equity	Common Stock	32,991	317	1,683
Subtotal: Internet Consumer & Business Services (6.53%)*				26,235	84,358
Medical Devices & Equipment
Flowonix Medical Incorporated	Equity	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	Common Stock	227,013	—	626
	Equity	Preferred Series A-1	191,210	425	554
	Equity	Preferred Series A-2	191,626	500	540
Total Gelesis, Inc.			609,849	925	1,720
Medrobotics Corporation (15)	Equity	Preferred Series E	136,798	250	—
	Equity	Preferred Series F	73,971	155	—
	Equity	Preferred Series G	163,934	500	—
Total Medrobotics Corporation			374,703	905	—
Outset Medical, Inc. (4)	Equity	Common Stock	38,243	527	1,947
ViewRay, Inc. (4)(15)	Equity	Common Stock	36,457	333	139
Subtotal: Medical Devices & Equipment (0.29%)*				4,190	3,806
Software
CapLinked, Inc.	Equity	Preferred Series A-3	53,614	51	78
Docker, Inc.	Equity	Common Stock	20,000	4,284	24
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Equity	Preferred Series 2	458,841	1,000	3,644
	Equity	Preferred Series 3	93,620	300	777
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)			552,461	1,300	4,421
HighRoads, Inc.	Equity	Common Stock	190	307	—
Lightbend, Inc.	Equity	Preferred Series D	384,616	265	165
Palantir Technologies (4)	Equity	Common Stock	1,668,337	10,198	36,015
SingleStore, Inc. (p.k.a. memsql, Inc.)	Equity	Preferred Series E	580,983	2,000	2,153
Sprinklr, Inc.	Equity	Common Stock	700,000	3,749	7,088
Subtotal: Software (3.87%)*				22,154	49,944
Surgical Devices
Gynesonics, Inc. (15)	Equity	Preferred Series B	219,298	250	14
	Equity	Preferred Series C	656,538	282	44
	Equity	Preferred Series D	1,991,157	712	137
	Equity	Preferred Series E	2,786,367	429	213
	Equity	Preferred Series F	1,523,693	118	181
	Equity	Preferred Series F-1	2,418,125	150	259
Total Gynesonics, Inc.			9,595,178	1,941	848
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Equity	Common Stock	162,617	2,550	3,236
Subtotal: Surgical Devices (0.32%)*				4,491	4,084
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	Preferred Series E-1	188,611	2,000	2,540
Modumetal, Inc.	Equity	Preferred Series A-1	103,584	500	1
Pineapple Energy LLC (6)	Equity	Class A Units	17,647	4,767	840

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Proterra, Inc.	Equity	Preferred Series 5	99,280	$500	$329
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Equity	Common Stock	488	61,502	—
Subtotal: Sustainable and Renewable Technology (0.29%)*				69,269	3,710
Total: Equity Investments (17.39%)*				$189,854	$224,679
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Warrant	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*				418	—
Consumer & Business Products
Gadget Guard (15)	Warrant	Common Stock	1,662,441	228	—
The Neat Company	Warrant	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	Preferred Series C	68,627	18	1,152
Subtotal: Consumer & Business Products (0.09%)*				611	1,152
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.) (15)	Warrant	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	Common Stock	459,183	1	579
Neos Therapeutics, Inc. (4)(15)	Warrant	Common Stock	70,833	285	—
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.) (4)	Warrant	Common Stock	3,929	390	—
Subtotal: Drug Delivery (0.04%)*				750	579
Drug Discovery & Development
Acacia Pharma Inc. (4)(5)(10)	Warrant	Common Stock	201,330	304	184
ADMA Biologics, Inc. (4)	Warrant	Common Stock	89,750	295	5
Albireo Pharma, Inc. (4)(10)	Warrant	Common Stock	5,310	61	97
Axsome Therapeutics, Inc. (4)(10)	Warrant	Common Stock	15,541	681	682
Brickell Biotech, Inc. (4)	Warrant	Common Stock	9,005	119	—
Century Therapeutics	Warrant	Common Units	40,540	37	43
Concert Pharmaceuticals, Inc. (4)(10)(15)	Warrant	Common Stock	61,273	178	183
CytRx Corporation (15)	Warrant	Common Stock	105,694	160	—
Dermavant Sciences Ltd. (10)	Warrant	Common Stock	223,642	101	460
Evofem Biosciences, Inc. (4)(15)	Warrant	Common Stock	7,806	266	3
Genocea Biosciences, Inc. (4)	Warrant	Common Stock	41,176	165	20
Motif BioSciences Inc. (10)	Warrant	Common Stock	121,337,041	282	—
Myovant Sciences, Ltd. (4)(10)	Warrant	Common Stock	73,710	460	1,031
Ology Bioservices, Inc. (15)	Warrant	Common Stock	171,389	838	—
Paratek Pharmaceuticals, Inc. (4)(15)	Warrant	Common Stock	469,388	644	960
Stealth Bio Therapeutics Corp. (4)(10)	Warrant	Common Stock	500,000	158	—
TG Therapeutics, Inc. (4)(10)	Warrant	Common Stock	147,058	563	5,307
Tricida, Inc. (4)(15)(16)	Warrant	Common Stock	31,353	280	8
Urovant Sciences, Ltd. (4)(10)	Warrant	Common Stock	99,777	383	744
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Warrant	Common Units	102,216	257	296
X4 Pharmaceuticals, Inc. (4)	Warrant	Common Stock	108,334	673	87
Yumanity Therapeutics, Inc. (4)	Warrant	Common Stock	15,414	110	98
Subtotal: Drug Discovery & Development (0.79%)*				7,015	10,208
Electronics & Computer Hardware
908 Devices, Inc. (4)(15)	Warrant	Common Stock	49,078	101	1,215
Subtotal: Electronics & Computer Hardware (0.09%)*				101	1,215
Information Services
InMobi Inc. (10)	Warrant	Common Stock	65,587	82	—
NetBase Solutions, Inc.	Warrant	Preferred Series 1	60,000	356	498
Planet Labs, Inc.	Warrant	Common Stock	357,752	615	273
Sapphire Digital, Inc. (p.k.a. MDX Medical, Inc.) (15)	Warrant	Common Stock	2,812,500	283	566
Subtotal: Information Services (0.10%)*				1,336	1,337
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	Preferred Series G	231,535	73	—
Cloudpay, Inc. (5)(10)	Warrant	Preferred Series B	6,763	54	126
First Insight, Inc. (15)	Warrant	Preferred Series B	75,917	96	91
Houzz, Inc.	Warrant	Common Stock	529,661	20	150
Intent (p.k.a. Intent Media, Inc.)	Warrant	Common Stock	140,077	168	—
Interactions Corporation	Warrant	Preferred Series G-3	68,187	204	549
Just Fabulous, Inc.	Warrant	Preferred Series B	206,184	1,102	2,791

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
Lendio, Inc.	Warrant	Preferred Series D	127,032	$39	$32
LogicSource	Warrant	Preferred Series C	79,625	30	104
RumbleON, Inc. (4)	Warrant	Common Stock	5,139	87	32
SeatGeek, Inc.	Warrant	Common Stock	1,379,761	842	1,548
ShareThis, Inc.	Warrant	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	Preferred Series B	444,444	83	78
Snagajob.com, Inc.	Warrant	Common Stock	600,000	16	53
	Warrant	Preferred Series A	1,800,000	782	58
	Warrant	Preferred Series B	1,211,537	62	27
Total Snagajob.com, Inc.			3,611,537	860	138
Tapjoy, Inc.	Warrant	Preferred Series D	748,670	316	16
The Faction Group LLC	Warrant	Preferred Series AA	8,076	234	736
Thumbtack, Inc.	Warrant	Common Stock	190,953	553	262
Xometry, Inc.	Warrant	Preferred Series B	87,784	47	527
Subtotal: Internet Consumer & Business Services (0.56%)*				5,355	7,180
Media/Content/Info
WP Technology, Inc. (Wattpad, Inc.) (5)(10)	Warrant	Common Stock	255,818	3	—
Zoom Media Group, Inc.	Warrant	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*				351	—
Medical Devices & Equipment
Aspire Bariatrics, Inc. (15)	Warrant	Preferred Series B-1	112,858	455	—
Flowonix Medical Incorporated	Warrant	Preferred Series AA	155,325	362	—
	Warrant	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated			881,131	713	—
Gelesis, Inc.	Warrant	Preferred Series A-1	74,784	78	156
InspireMD, Inc. (4)(5)(10)	Warrant	Common Stock	23	0	—
Intuity Medical, Inc. (15)	Warrant	Preferred Series B-1	3,076,323	294	394
Medrobotics Corporation (15)	Warrant	Preferred Series E	455,539	370	—
NinePoint Medical, Inc.	Warrant	Preferred Series A-1	587,840	170	—
Outset Medical, Inc. (4)	Warrant	Common Stock	62,794	402	1,982
Sebacia, Inc.	Warrant	Preferred Series D	778,301	133	—
SonaCare Medical, LLC	Warrant	Preferred Series A	6,464	188	—
Tela Bio, Inc. (4)	Warrant	Common Stock	15,712	61	9
Subtotal: Medical Devices & Equipment (0.20%)*				2,864	2,541
Semiconductors
Achronix Semiconductor Corporation	Warrant	Preferred Series C	360,000	160	175
	Warrant	Preferred Series D-2	750,000	99	717
Total Achronix Semiconductor Corporation			1,110,000	259	892
Subtotal: Semiconductors (0.07%)*				259	892
Software
Bitsight Technologies, Inc.	Warrant	Common Stock	29,691	208	208
CloudBolt Software Inc.	Warrant	Common Stock	158,506	91	132
Cloudian, Inc.	Warrant	Common Stock	477,454	72	29
Couchbase, Inc.	Warrant	Common Stock	263,377	462	1,023
Dashlane, Inc.	Warrant	Common Stock	346,747	303	297
Delphix Corp.	Warrant	Common Stock	718,898	1,594	1,857
DNAnexus, Inc.	Warrant	Preferred Series C	909,091	97	153
Evernote Corporation	Warrant	Common Stock	62,500	106	70

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

Portfolio Company	Type of Investment (1)	Series	Shares	Cost (3)	Value (4)
ExtraHop Networks, Inc.	Warrant	Common Stock	154,784	$191	$265
Fuze, Inc. (15)	Warrant	Preferred Series F	256,158	89	—
Lightbend, Inc. (15)	Warrant	Preferred Series C-1	854,787	130	169
Mixpanel, Inc.	Warrant	Common Stock	82,362	252	516
Nuvolo Technologies Corporation	Warrant	Common Stock	50,000	88	192
OneLogin, Inc. (15)	Warrant	Common Stock	381,620	305	610
Poplicus, Inc.	Warrant	Common Stock	132,168	—	—
Pymetrics, Inc.	Warrant	Common Stock	150,943	77	182
RapidMiner, Inc.	Warrant	Preferred Series C-1	4,982	24	46
Reltio, Inc.	Warrant	Common Stock	69,120	215	216
SignPost, Inc.	Warrant	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Warrant	Preferred Series D	312,596	103	714
Tact.ai Technologies, Inc.	Warrant	Common Stock	1,041,667	206	204
Udacity, Inc.	Warrant	Common Stock	486,359	218	284
ZeroFox, Inc.	Warrant	Preferred Series C-1	648,350	100	363
Subtotal: Software (0.58%)*				5,245	7,530
Specialty Pharmaceuticals
Alimera Sciences, Inc. (4)	Warrant	Common Stock	30,581	132	5
Subtotal: Specialty Pharmaceuticals (0.00%)*				132	5
Surgical Devices
Gynesonics, Inc. (15)	Warrant	Preferred Series C	151,123	67	10
TransMedics Group, Inc. (p.k.a Transmedics, Inc.) (4)	Warrant	Common Stock	64,441	139	487
Subtotal: Surgical Devices (0.04%)*				206	497
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Warrant	Preferred Series C-1	280,897	274	744
Kinestral Technologies, Inc.	Warrant	Preferred Series A	325,000	155	261
	Warrant	Preferred Series B	131,883	63	91
Total Kinestral Technologies, Inc.			456,883	218	352
NantEnergy, Inc. (p.k.a. Fluidic, Inc.)	Warrant	Preferred Series D	61,804	102	—
Polyera Corporation (15)	Warrant	Preferred Series C	311,609	338	—
Proterra, Inc.	Warrant	Common Stock	36,630	1	14
	Warrant	Preferred Series 4	477,517	41	376
Total Proterra, Inc.			514,147	42	390
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (6)	Warrant	Class A Units	1	—	—
Subtotal: Sustainable and Renewable Technology (0.12%)*				1,094	1,486
Total: Warrant Investments (2.68%)*				$25,737	$34,622
Total: Investments in Securities (182.22%)*				$2,315,016	$2,353,736

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V. (5)(10)(17)	Investment Funds & Vehicles			342	342
Total: Investments in Investment Funds & Vehicles (0.03%)*				$342	$342
Total: Investments before Cash and Cash Equivalents (182.25%)*				$2,315,358	$2,354,078

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents			96,000	96,000
Total: Investments in Cash & Cash Equivalents (7.43%)*				$96,000	$96,000
Total: Investments after Cash and Cash Equivalents (189.68%)*				$2,411,358	$2,450,078

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(dollars in thousands)

* Value as a percent of net assets. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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
(4)
Except for warrants in 27 publicly traded companies and common stock in 30 publicly traded companies, all investments are restricted as of December 31, 2020, and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Board. No unrestricted securities of the same issuer are outstanding.
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
(8)
Debt is on non-accrual status as of December 31, 2020, and is therefore considered non-income producing. Note that only the PIK portion is on non-accrual for the Company’s debt investments in Glo AB and Tectura Corporation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, and London, United Kingdom. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a Business Development Company (“BDC”) under the 1940 Act. From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Code of 1986. Effective January 1, 2006, the Company elected to be treated for tax purposes as a RIC under Subchapter M of the Code (see “Note 6 – Income Taxes”).

The Company does not currently use Commodity Futures Trading Commission (“CFTC”) derivatives however to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

Hercules Technology III, L.P. (“HT III”) and Hercules Capital IV, L.P. (“HC IV”) are our wholly owned Delaware limited partnerships that were formed in September 2009 and December 2010, respectively. HT III, and HC IV were licensed to operate as Small Business Investment Companies (“SBICs” or "SBIC") under the authority of the Small Business Administration (“SBA”) on May 26, 2010, and October 27, 2020, respectively. SBICs are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. During the year, the Company wound down HT III, and surrendered its SBA license for HT III on June 15, 2021. As such, HT III is no longer operating as an SBIC. HC IV continues to maintain its SBA license and operate as an SBIC. The Company formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company, in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the general partner of HC IV (see “Note 5 - Debt”).

The Company has also established certain wholly owned subsidiaries, all of which are structured as Delaware corporations or Limited Liability Companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These taxable subsidiaries are not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

In May 2020, Hercules Adviser LLC (the “Adviser Subsidiary”) was formed as a wholly owned Delaware limited liability subsidiary of the Company to provide investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S GAAP and pursuant to Regulation S-X. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies (“ASC Topic 946”) of the FASB Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the

Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to the Adviser Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.

Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the continued development and impact of the global outbreak of the COVID-19, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its consolidated subsidiaries, and all Variable Interest Entities (“VIE”) of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company performs periodic reassessments, usually quarterly, of whether it is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The Company also reconsiders whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework. As of December 31, 2021, the Company held no interests in a VIE.

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

As of December 31, 2021, approximately 93.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

As part of the overall process, the Company engages one or more independent valuation firm(s) to provide management with assistance in determining the fair value of selected portfolio investments each quarter. In selecting which portfolio investments to engage an independent valuation firm, the Company considers a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality, and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Board, and the Company may engage an independent valuation firm to value all or some of our portfolio investments. The Board is ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith. In determining the fair value of a portfolio investment in good faith, the Company recognizes these determinations are made using the best available information that is knowable or reasonably knowable. In addition, changes in the market environment, portfolio company performance and other events that may occur over the duration of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

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

Debt Investments

The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. The Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives, and to the extent market quotations or other pricing indicators (i.e. broker quotes) are available, these investments are considered Level 1 or 2 assets in line with ASC Topic 820.

In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK”) interest or other receivables which have been accrued as earned. The Company then applies the valuation methods as set forth below.

The Company assumes the sale of each debt security in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to calibrate the change in market yields between inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark and assess market-based movements for reasonableness. As part of determining the fair value, the Company also evaluates the collateral for recoverability of the debt investments. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date. The Company’s process includes an analysis of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

The Company values debt securities that are traded on a public exchange at the prevailing market price as of the valuation date. For syndicated debt investments, for which sufficient market data is available and liquidity, the Company values debt securities using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Investment Funds & Vehicles

The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2021, the Company held $95 thousand (Cost basis $93 thousand) of foreign cash. No foreign cash was held as of December 31, 2020. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions.

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both December 31, 2021 and December 31, 2020, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of December 31, 2021 and December 31, 2020 was approximately $0.6 million and $65 thousand, respectively.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $42.9 million of unamortized fees as of December 31, 2021, of which approximately $36.5 million was included as an offset to the cost basis of its current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2020, the Company had approximately $39.2 million of unamortized fees, of which approximately $32.2 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $7.0 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $8.5 million and $8.3 million in one-time fee income during the years ended December 31, 2021 and December 31, 2020, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2021, the Company had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of its current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments. As of December 31, 2020, the Company had approximately $40.9 million in exit fees receivable, of which approximately $37.6 million was included as a component of the cost basis of its current debt investments and approximately $3.3 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $11.2 million and $9.0 million in PIK income in the years ended December 31, 2021 and 2020, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2021 and December 31, 2020.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30, Interest – Imputation of Interest, debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements.

Stock-Based Compensation

The Company has issued and may, from time to time, issue stock options, restricted stock, and other stock based compensation awards to employees and directors. Management follows the guidance set forth under ASC Topic 718, to account for stock-based compensation awards granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment. This includes certain assumptions such as stock price volatility, forfeiture rate, expected outcome probability, and expected option life, as applicable to each award. In accordance with ASC Topic 480, certain stock awards are classified as a liability. The compensation expense associated with these awards is recognized in the same manner as all other stock-based compensation. The award liability is recorded as deferred compensation and included in Accounts payable and accrued liabilities.

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

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock. In accordance with ASC 260-10-45-60A, the Company uses the two-class method in the computation of basic EPS and diluted EPS, if applicable.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income in 2021, 2020, or 2019. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During 2021, 2020, and 2019, the Company issued 248,041, 280,690, and 180,135 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2021 and December 31, 2020.

(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$561	$—	$—	$561

Investments
Senior Secured Debt	$2,156,709	$—	$—	$2,156,709
Unsecured Debt	52,890	—	—	52,890
Preferred Stock	69,439	—	—	69,439
Common Stock	115,271	84,460	8,843	21,968
Warrants	38,399	—	10,922	27,477
	$2,432,708	$84,460	$19,765	$2,328,483
Investment Funds & Vehicles measured at Net Asset Value (2)	1,814
Total Investments before cash and cash equivalents	$2,434,522

Total Investments after cash and cash equivalents	$2,434,522

(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money Market Fund (1)	$96,000	$96,000	$—	$—

Other assets
Escrow Receivables	$65	$—	$—	$65

Investments
Senior Secured Debt	$2,079,465	$—	$—	$2,079,465
Unsecured Debt	14,970	—	—	14,970
Preferred Stock	58,981	—	—	58,981
Common Stock	165,698	138,300	—	27,398
Warrants	34,622	—	13,139	21,483
	$2,353,736	$138,300	$13,139	$2,202,297
Investment Funds & Vehicles measured at Net Asset Value (2)	342
Total Investments before cash and cash equivalents	$2,354,078

Total Investments after cash and cash equivalents	$2,450,078

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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and December 31, 2020.

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of December 31, 2021
Investments
Senior Secured Debt	$2,079,465	$(3,744)	$(2,834)	$1,294,669	$—	$(1,208,548)	$—	$(2,299)	$2,156,709
Unsecured Debt	14,970	—	(1,655)	39,575	—	—	—	—	52,890
Preferred Stock	58,981	158	53,284	21,180	(62,897)	—	—	(1,267)	69,439
Common Stock	27,398	(60,904)	15,663	4,371	60,900	—	—	(25,460)	21,968
Warrants	21,483	7,091	6,961	4,050	(10,339)	—	—	(1,769)	27,477
Other Assets
Escrow Receivable	65	585	(1,540)	2,494	(1,043)	—	—	—	561
Total	$2,202,362	$(56,814)	$69,879	$1,366,339	$(13,379)	$(1,208,548)	$—	$(30,795)	$2,329,044

(in thousands)	Balance as of January 1, 2020	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of December 31, 2020
Investments
Senior Secured Debt	$2,133,812	$(53,642)	$16,426	$781,341	$—	$(793,705)	$—	$(4,767)	$2,079,465
Unsecured Debt	14,780	(408)	132	466	—	—	—	—	14,970
Preferred Stock	69,717	(13,286)	11,124	5,648	(40)	—	—	(14,182)	58,981
Common Stock	33,547	1,240	9,587	—	(1,240)	—	4,767	(20,503)	27,398
Warrants	13,722	(5,917)	13,603	3,659	(2,603)	—	—	(981)	21,483
Other Assets
Escrow Receivable	955	194	—	1,440	(2,524)	—	—	—	65
Total	$2,266,533	$(71,819)	$50,872	$792,554	$(6,407)	$(793,705)	$4,767	$(40,433)	$2,202,362

(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the year ended December 31, 2021 relate to the initial public offerings of Proterra, Inc., 23andMe, Inc., Sprinklr, Inc., Century Therapeutics, Couchbase, Inc., Xometry, Inc., and Nextdoor.com, Inc. and the conversion of Level 3 debt investments into common stock investments. There were no transfers into Level 3 during the year ended December 31, 2021 related to the conversion of Level 3 debt investments into equity investments and other assets.
(4)
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

For the year ended December 31, 2021, approximately $8.7 million net unrealized depreciation and $15.7 million net unrealized appreciation relating to assets still held at the reporting date was recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $5.0 million and $6.1 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2021 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$206,461	Originated Within 4-6 Months	Origination Yield	11.23% - 12.84%	11.40%
	451,587	Market Comparable Companies	Hypothetical Market Yield	9.69% - 13.89%	11.34%
			Premium/(Discount)	(0.50%) - 0.75%	0.06%

Technology	109,904	Originated Within 4-6 Months	Origination Yield	11.12% - 11.68%	11.39%
	654,320	Market Comparable Companies	Hypothetical Market Yield	8.98% - 14.54%	11.64%
			Premium/(Discount)	(0.50%) - 0.75%	0.12%
	2,608	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%	40.48%
	20,425	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 35.00%	32.95%

Sustainable and Renewable Technology	247	Convertible Note Analysis	Probability weighting of alternative outcomes	40.00% - 60.00%	51.84%
	7,500	Expected Realizable Value (4)	Probability weighting of alternative outcomes	100% - 100%	100.00%

Lower Middle Market	3,100	Originated Within 4-6 Months	Origination Yield	5.17% - 5.17%	5.17%
	81,566	Market Comparable Companies	Hypothetical Market Yield	12.23% - 16.01%	13.22%
			Premium/(Discount)	0.00% - 1.50%	0.43%
	90,504	Expected Realizable Value (4)	Probability weighting of alternative outcomes	30.00% - 70.00%	57.74%
			Hypothetical Market Yield	10.64% - 10.64%	10.64%
			Premium/(Discount)	(1.00%) - (1.00%)	(1.00%)
	8,269	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

		Debt Investments Where Fair Value Approximates Cost
	441,524	Debt Investments originated within 3 months
	131,584	Debt Investments Maturing in Less than One Year
	$2,209,599	Total Level 3 Debt Investments

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

Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•
Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” and “Healthcare Services, Other” industries.
•
Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Internet Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•
Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.

(2) The weighted averages are calculated based on the fair market value of each investment.

(3) The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

(4) Expected realizable value represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

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

Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:

•
Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” and “Healthcare Services, Other” industries.
•
Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Internet Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•
Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology”, “Internet Consumer & Business Services”, and “Electronics & Computer Hardware” industries.
•
Medical Devices, above, is comprised of debt investments in the “Drug Delivery”, and “Medical Devices & Equipment” industries.
•
Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Internet Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2021 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$26,587	Market Comparable Companies	EBITDA Multiple (2)	20.6x - 20.6x	20.6x
			Revenue Multiple (2)	1.0x - 18.4x	11.8x
			Tangible Book Value Multiple (2)	2.5x - 2.5x	2.5x
			Discount for Lack of Marketability (3)	18.81% - 34.69%	25.53%
	24,910	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.67%) - 47.22%	0.81%
	11,990	Discounted Cash Flow	Discount Rate (7)	15.93% - 25.30%	20.46%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	27,920	Other (6)
Warrant Investments	14,517	Market Comparable Companies	EBITDA Multiple (2)	20.6x - 26.0x	20.7x
			Revenue Multiple (2)	0.6x - 9.5x	4.5x
			Discount for Lack of Marketability (3)	18.81% - 37.35%	26.93%
	11,914	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.67%) - 47.22%	(7.76%)
	1,046	Other(6)
Total Level 3 Warrant and Equity Investments	$118,884

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
(6)
The fair market value of these investments is derived based on recent market transactions.
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
(7)
The fair market value of these investments is derived based on recent market transactions.

The Company believes that the carrying amounts of its financial instruments, other than investments and debt, which consist of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The debt obligations of the Company is recorded at amortized cost and not at fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s outstanding debt obligations are based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

Based on market quotations on or around December 31, 2021, the 2022 Notes and 2022 Convertible Notes were quoted for 1.019 and 1.026 per dollar at par value, respectively. As of December 31, 2021, the 2033 Notes were trading on the NYSE for $26.67 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, and September 2026 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding borrowings under the Union Bank Facility and SMBC Facility are equal to their outstanding principal balances as of December 31, 2021.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$145,498	$151,471	$—	$—	$151,471
2022 Notes	149,563	152,906	—	152,906	—
July 2024 Notes	104,238	110,496	—	—	110,496
February 2025 Notes	49,637	51,983	—	—	51,983
June 2025 Notes	69,433	72,031	—	—	72,031
March 2026 A Notes	49,605	52,646	—	—	52,646
March 2026 B Notes	49,570	52,751	—	—	52,751
September 2026 Notes	320,376	315,495	—	—	315,495
2033 Notes	38,718	42,672	—	42,672	—
2022 Convertible Notes	229,740	236,049	—	236,049	—
Union Bank Facility	—	—	—	—	—
SMBC Facility	29,925	29,925	—	—	29,925
Total	$1,236,303	$1,268,425	$—	$431,627	$836,798

	December 31, 2020
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$98,716	$102,815	$—	$—	$102,815
2022 Notes	149,039	152,490	—	152,490	—
April 2025 Notes	73,351	76,500	—	76,500	—
July 2024 Notes	103,942	106,061	—	—	106,061
February 2025 Notes	49,522	49,664	—	—	49,664
June 2025 Notes	69,272	69,592	—	—	69,592
March 2026 A Notes	49,550	50,092	—	—	50,092
2027 Asset-Backed Notes	178,812	181,087	—	181,087	—
2028 Asset-Backed Notes	247,647	250,469	—	250,469	—
2033 Notes	38,610	42,880	—	42,880	—
2022 Convertible Notes	228,177	236,164	—	236,164	—
Wells Facility	—	—	—	—	—
Union Bank Facility	—	—	—	—	—
Total	$1,286,638	$1,317,814	$—	$939,590	$378,224

4. Investments

Control and Affiliate Investments

As required by the 1940 Act, the Company classifies its investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “control”. Under the 1940 Act, the Company is generally deemed to “control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of the Company, as defined in the 1940 Act, which are not control investments. The Company is deemed to be an “affiliate” of a company in which it has invested if it owns 5% or more, but generally less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments. For purposes of determining the classification of its investments, the Company has included consideration of any voting securities or board appointment rights held by the Adviser Funds.

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2021, 2020, and 2019.

(in thousands)			For the Year Ended December 31, 2021
Portfolio Company	Type	Fair Value as of December 31, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$565	$—	$—	$315	$—
Gibraltar Business Capital, LLC	Control	43,830	3,178	54	(14,616)	—
Hercules Adviser LLC	Control	20,840	141	—	11,955	—
Tectura Corporation	Control	8,269	690	5	(331)	—
Total Control Investments		$73,504	$4,009	$59	$(2,677)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,120	$—	$—	$1,905	$—
Pineapple Energy LLC	Affiliate	8,338	10	—	(282)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	62,183	(62,143)
Total Affiliate Investments		$9,458	$10	$—	$63,806	$(62,143)
Total Control & Affiliate Investments		$82,962	$4,019	$59	$61,129	$(62,143)

(in thousands)			For the Year Ended December 31, 2020
Portfolio Company	Type	Fair Value as of December 31, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$48,800	$2,249	$21	$(1,419)	$—
Tectura Corporation	Control	8,600	608	—	(852)	—
Total Control Investments		$57,400	$2,857	$21	$(2,271)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$—	$13	$—	$4,532	$(14,146)
Pineapple Energy LLC	Affiliate	8,340	—	—	(3,927)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	520	—	(346)	(3)
Total Affiliate Investments		$8,340	$533	$—	$259	$(14,149)
Total Control & Affiliate Investments		$65,740	$3,390	$21	$(2,012)	$(14,149)

(in thousands)			For the Year Ended December 31, 2019
Portfolio Company	Type	Fair Value at December 31, 2019	Interest Income	Fee Income	Net Change in Unrealized Appreciation/ (Depreciation)	Realized Gain/(Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$50,160	$2,238	$18	$10,619	$—
Tectura Corporation	Control	9,586	1,776	—	(9,024)	—
Total Control Investments		$59,746	$4,014	$18	$1,595	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$9,193	$—	$—	$585	$—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	12,615	2,008	186	(3,451)	—
Total Affiliate Investments		$21,808	$2,008	$186	$(2,866)	$—
Total Control & Affiliate Investments		$81,554	$6,022	$204	$(1,271)	$—

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,156,709	88.6%	$2,079,465	88.4%
Unsecured Debt	52,890	2.2%	14,970	0.6%
Preferred Stock	69,439	2.8%	58,981	2.5%
Common Stock	115,271	4.7%	165,698	7.0%
Warrants	38,399	1.6%	34,622	1.5%
Investment Funds & Vehicles	1,814	0.1%	342	0.0%
Total	$2,434,522	100.0%	$2,354,078	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2021 and December 31, 2020 is shown as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,138,184	87.8%	$2,227,341	94.6%
United Kingdom	169,407	7.0%	29,533	1.3%
Netherlands	82,925	3.4%	37,812	1.6%
Canada	27,673	1.1%	—	0.0%
Israel	8,980	0.4%	—	0.0%
Ireland	5,459	0.2%	5,251	0.2%
Germany	1,894	0.1%	1,055	0.0%
Australia	—	0.0%	53,086	2.3%
Total	$2,434,522	100.0%	$2,354,078	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$967,383	39.7%	$757,163	32.2%
Software	585,622	24.1%	780,045	33.1%
Internet Consumer & Business Services	395,506	16.3%	514,538	21.9%
Healthcare Services, Other	121,003	5.0%	27,519	1.2%
Communications & Networking	105,490	4.3%	10,763	0.4%
Information Services	74,417	3.1%	54,510	2.3%
Diversified Financial Services	65,073	2.7%	48,800	2.1%
Sustainable and Renewable Technology	39,387	1.6%	55,244	2.4%
Consumer & Business Products	28,099	1.2%	1,895	0.1%
Semiconductors	22,498	0.9%	892	0.0%
Manufacturing Technology	14,995	0.6%	—	0.0%
Medical Devices & Equipment	12,612	0.5%	26,464	1.1%
Electronics & Computer Hardware	1,040	0.0%	3,360	0.1%
Surgical Devices	1,029	0.0%	4,581	0.2%
Drug Delivery	368	0.0%	46,744	2.0%
Media/Content/Info	—	0.0%	21,555	0.9%
Specialty Pharmaceuticals	—	0.0%	5	0.0%
Total	$2,434,522	100.0%	$2,354,078	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2021 or December 31, 2020.

Unconsolidated Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries.” As of December 31, 2021 and December 31, 2020, there were no unconsolidated subsidiaries that were considered “significant subsidiaries”.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Internet Consumer & Business Services”, "Healthcare Services, Other", and “Communications & Networking" sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the years ended December 31, 2021 and December 31, 2020, the Company’s ten largest portfolio companies represented approximately 30.5% and 27.9% of the total fair value of the Company’s investments in portfolio companies, respectively. As of December 31, 2021 and December 31, 2020, the Company had six and three portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of December 31, 2021, the Company had six equity investments representing approximately 49.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2020, the Company had four equity investments which represented approximately 63.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of December 31, 2021, approximately 77.0% of the Company’s debt investments at fair value were in a senior secured first lien position, with 37.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and 7.9% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 20.6% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.4% were unsecured.

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

5. Debt

As of December 31, 2021 and December 31, 2020, the Company had the following available and outstanding debt:

	December 31, 2021			December 31, 2020
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$150,500	$145,498	$99,000	$99,000	$98,716
2022 Notes	150,000	150,000	149,563	150,000	150,000	149,039
July 2024 Notes	105,000	105,000	104,238	105,000	105,000	103,942
February 2025 Notes	50,000	50,000	49,637	50,000	50,000	49,522
April 2025 Notes	—	—	—	75,000	75,000	73,351
June 2025 Notes	70,000	70,000	69,433	70,000	70,000	69,272
March 2026 A Notes	50,000	50,000	49,605	50,000	50,000	49,550
March 2026 B Notes	50,000	50,000	49,570	—	—	—
September 2026 Notes	325,000	325,000	320,376	—	—	—
2033 Notes	40,000	40,000	38,718	40,000	40,000	38,610
2027 Asset-Backed Notes	—	—	—	180,988	180,988	178,812
2028 Asset-Backed Notes	—	—	—	250,000	250,000	247,647
2022 Convertible Notes	230,000	230,000	229,740	230,000	230,000	228,177
Wells Facility (3) (4)	—	—	—	75,000	—	—
Union Bank Facility (3)	400,000	—	—	400,000	—	—
SMBC Facility (3) (4)	100,000	29,925	29,925	—	—	—
Total	$1,745,000	$1,250,425	$1,236,303	$1,774,988	$1,299,988	$1,286,638

(1)
Except for the SMBC Facility, Union Bank Facility, and Wells Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
As of December 31, 2021, the total available debt under the SBA Debentures was $175.0 million, all of which was available to HC IV. The availability of the full amount of debt is subject to regulatory requirements and regulatory acknowledgement of contributed capital of $87.5 million. As of December 31, 2021, the Company has contributed and received regulatory acknowledgement for $87.5 million of capital to HC IV. As of December 31, 2020, the total available debt under the SBA debentures was $99.0 million, all of which was drawn by HT III.
(3)
Availability subject to the Company meeting the borrowing base requirements.
(4)
From time to time, the Company may guarantee certain unfunded commitments through its credit facility.

Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
SBA Debentures	$5,002	$284
2022 Notes	300	660
July 2024 Notes	762	1,058
February 2025 Notes	363	478
April 2025 Notes	—	1,649
June 2025 Notes	567	728
March 2026 A Notes	395	450
March 2026 B Notes	430	—
September 2026 Notes	4,624	—
2033 Notes	1,282	1,390
2027 Asset-Backed Notes	—	2,176
2028 Asset-Backed Notes	—	2,353
2022 Convertible Notes	149	1,040
Wells Facility (1)	—	198
Union Bank Facility (1)	1,239	2,485
SMBC Facility (1)	922	—
Total	$16,035	$14,949

(1)
The SMBC Facility, Union Bank Facility and Wells Facility are line-of-credit arrangements. The debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the year ended December 31, 2021, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2021
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,580	$452	$—	$2,032	$2,272
2022 Notes	7,102	360	—	7,462	6,938
July 2024 Notes	5,009	295	—	5,304	5,008
February 2025 Notes	2,140	115	—	2,255	2,140
April 2025 Notes	1,969	1,667	—	3,636	2,635
June 2025 Notes	3,017	162	—	3,179	3,017
March 2026 A Notes	2,250	93	—	2,343	1,875
March 2026 B Notes	1,877	85	—	1,962	1,138
September 2026 Notes	2,513	236	—	2,749	—
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes	4,888	2,176	—	7,064	4,972
2028 Asset-Backed Notes	8,139	2,351	—	10,490	8,240
2022 Convertible Notes	10,734	892	—	11,626	10,062
Wells Facility	—	198	675	873	—
Union Bank Facility	672	1,228	1,906	3,806	672
SMBC Facility	57	33	44	134	—
Total	$54,447	$10,451	$2,625	$67,523	$51,469

(1)
Interest expense includes amortization of original issue discounts for the year ended December 31, 2021, of $165 thousand, $671 thousand, and $48 thousand for the 2022 Notes, 2022 Convertible Notes, and September 2026 Notes, respectively.
(2)
“Amortization of debt issuance cost (loan fees)” includes $1,477 thousand, $1,272 thousand, and $1,670 thousand related to debt extinguishment costs for the April 2025 Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes, respectively for the year ended December 31, 2021 disclosed as a “Loss on debt extinguishment” in the Consolidated Statement of Operations.

For the year ended December 31, 2020, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2020
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,464	$551	—	$4,015	$4,285
2022 Notes	7,307	360	—	7,667	6,938
July 2024 Notes	5,009	294	—	5,303	5,009
February 2025 Notes	1,938	103	—	2,041	1,070
April 2025 Notes	3,938	381	—	4,319	3,938
June 2025 Notes	1,743	92	—	1,835	1,509
March 2026 A Notes	356	14	—	370	—
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes	9,116	512	—	9,628	9,139
2028 Asset-Backed Notes	11,758	257	—	12,015	11,756
2022 Convertible Notes	10,733	892	—	11,625	10,062
Wells Facility	25	175	519	719	26
Union Bank Facility	1,718	1,266	1,745	4,729	2,042
Total	$59,605	$5,005	$2,264	$66,874	$58,274

(1)
Interest expense includes amortization of original issue discounts for the year ended December 31, 2020, of $165 thousand, $671 thousand, for the 2022 Notes, and 2022 Convertible Notes, respectively.

For the year ended December 31, 2019, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2019
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$5,107	$510	$—	$5,617	$5,080
2022 Notes	7,103	360	—	7,463	6,938
2024 Notes	320	1,686	—	2,006	1,305
July 2024 Notes	2,302	115	—	2,417	—
April 2025 Notes	3,938	381	—	4,319	3,938
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes	9,209	279	—	9,488	9,210
2028 Asset-Backed Notes	11,071	253	—	11,324	10,744
2022 Convertible Notes	10,734	892	—	11,626	10,062
Wells Facility	435	263	628	1,326	449
Union Bank Facility	1,877	834	769	3,480	1,592
Total	$54,596	$5,681	$1,397	$61,674	$51,818

(1)
Interest expense includes amortization of original issue discounts for the year ended December 31, 2019, of $165 thousand, $671 thousand, and $110 thousand for the 2022 Notes, 2022 Convertible Notes, and July 2024 Notes, respectively.

As of December 31, 2021, December 31, 2020, and December 31, 2019, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company reported the following SBA debentures outstanding principal balances as of December 31, 2021 and December 31, 2020:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2021	December 31, 2020
September 21, 2011	September 1, 2021	3.16%	$—	$25,000
March 21, 2012	March 1, 2022	3.28%	—	25,000
September 19, 2012	September 1, 2022	3.05%	—	24,250
March 27, 2013	March 1, 2023	3.16%	—	24,750
March 26, 2021	September 1, 2031	1.58%	37,500	—
June 25, 2021	September 1, 2031	1.58%	16,200	—
July 28, 2021	September 1, 2031	1.58%	5,400	—
August 20, 2021	September 1, 2031	1.58%	5,400	—
October 21, 2021(2)	March 1, 2032	0.91%	14,000	—
November 1, 2021(2)	March 1, 2032	0.91%	21,000	—
November 15, 2021(2)	March 1, 2032	0.91%	5,200	—
November 30, 2021(2)	March 1, 2032	0.91%	20,800	—
December 20, 2021(2)	March 1, 2032	0.90%	10,000	—
December 23, 2021(2)	March 1, 2032	0.91%	10,000	—
December 28, 2021(2)	March 1, 2032	0.92%	5,000
Total SBA Debentures			$150,500	$99,000

(1)
Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
(2)
As of December 31, 2021, $86.00 million of drawn SBA Debentures are scheduled to be pooled on March 22, 2022. The interest rate disclosed is the current effective interim interest rate.

Our SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. Our SBICs were in compliance with the terms of the SBIC’s leverage as of December 31, 2021 and December 31, 2020, as a result of having sufficient capital as defined under the SBA regulations.

HT III

On May 26, 2010, HT III received a license to operate as an SBIC. As an SBIC, HT III could borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. During the year ended December 31, 2021, the Company paid down $99.0 million of SBA debentures. During the year ended December 31, 2020, the Company paid down $50.0 million of SBA debentures. As of December 31, 2021, HT III had no SBA guaranteed debentures outstanding. As of December 31, 2020, HT III had a total of $99.0 million of SBA guaranteed debentures outstanding. As of December 31, 2021 and December 31, 2020, HT III has paid the SBA commitment fees and facility fees of approximately $5.1 million and $5.1 million, respectively.

As noted in "Note 1 - Description of Business", the Company has wound down HT III, and on June 15, 2021 surrendered its SBA license and is no longer operating as an SBIC. All assets have been transferred to an affiliated entity as part of the wind down. As of December 31, 2020, the Company held investments through HT III in 29 companies with a fair value of approximately $137.4 million, accounting for approximately 5.8% of the Company’s total investment portfolio. As of December 31, 2020, HT III held approximately $201.2 million in tangible assets which accounted for approximately 7.7% of the Company’s total assets as of December 31, 2020.

HC IV

On October 27, 2020, HC IV was licensed to operate as an SBIC under the SBA. The license has a 10-year term. With the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV which will be used for investment purposes. As of December 31, 2021, HC IV has the capacity to issue a total of $175.0 million in SBA guaranteed debentures, subject to SBA approval, of which $150.5 million was outstanding as of December 31, 2021. As of December 31, 2020, HC IV had no outstanding SBA debentures.

As of December 31, 2021, HC IV has paid the SBA commitment fees and facility fees of approximately $1.8 million and $3.7 million, respectively. As of December 31, 2021, the Company held investments in HC IV in 15 companies with a fair value of approximately $244.5 million, accounting for approximately 10.0% of the Company’s total investment portfolio. HC IV held approximately $245.7 million in tangible assets which accounted for approximately 9.5% of the Company’s total assets as of December 31, 2021. As of December 31, 2020, HC IV had no material assets other than $19.1 million of cash from the regulatory capital committed.

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

The Company was permitted to redeem some or all of the 2022 Notes at any time, or from time to time, at the redemption price set forth under the terms of the indenture. On February 22, 2022, pursuant to the redemption terms of the 2025 Notes indenture, the Company fully repaid the aggregate outstanding $150.0 million of principal and $2.3 million of accrued interest. In addition, the Company paid $3.3 million of prepayment premium fees, which together with the accelerated recognition of $0.3 million of debt issuance costs will be recognized as a realized loss on extinguishment of the debt.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, holders were permitted to convert their 2022 Convertible Notes under certain circumstances set forth in the terms of the 2022 Convertible Notes. On or after August 1, 2021 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company is required to pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate was initially 60.9366 shares of common stock per $1,000 principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $16.41 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such a corporate event in certain circumstances.

In May 2021 and November 2021, the Company provided notice of adjustment in the conversion rate to give effect to the dividends distributed in 2021. As of December 31, 2021, the conversion rate was 62.2621 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $16.06 per share of common stock). In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the 2022 Convertible Notes were approximately 98.5% and 1.5%, respectively. The original issue discount of 1.5% or $3.4 million, attributable to the conversion feature of the 2022 Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 4.76%.

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

On February 1, 2022, the Company fully repaid the aggregate outstanding $230.0 million principal, $5.0 million of accrued interest and fees, and issued 981,169 shares related to noteholders who elected to convert pursuant to the redemption terms of the 2022 Convertible Notes indenture.

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

April 2025 Notes

On April 26, 2018, the Company issued $75.0 million in aggregate principal amount of 5.25% interest-bearing unsecured notes due April 30, 2025 (the “April 2025 Notes”), unless repurchased in accordance with the terms of the Fifth Supplemental Indenture to the Base Indenture, dated April 26, 2018. Interest on the April 2025 Notes was payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The April 2025 Notes traded on the NYSE under the symbol “HCXZ”. The April 2025 Notes were general unsecured obligations and ranked pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

September 2026 Notes

On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021. The issuance of the September 2026 Notes generated net proceeds of approximately $320.1 million. The aggregate offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $4.1 million of costs and $0.8 million related to the discount. Interest on the September 2026 Notes is payable semi-annually in arrears on March 16 and September 16 of each year, commencing on March 16, 2022. The September 2026 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the September 2026 Notes at any time, or from time to time, at the redemption price set forth under the terms of the September 2026 Notes Indenture.

2033 Notes

On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.25% interest-bearing unsecured notes due October 30, 2033 (the “2033 Notes”), unless repurchased in accordance with the terms of the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018. Interest on the 2033 Notes is payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2033 Notes trade on the NYSE under the symbol “HCXY.” The 2033 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the 2033 Notes indenture after October 30, 2023.

2027 Asset-Backed Notes

On November 1, 2018, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $200.0 million in aggregate principal amount of 4.605% interest-bearing asset-backed notes due on November 22, 2027 (the “2027 Asset-Backed Notes”). The 2027 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2018-1 (the “2018 Securitization Issuer”) pursuant to a note purchase agreement, dated as of October 25, 2018, by and among the Company, Hercules Capital Funding 2018-1 LLC, as trust depositor, the 2018 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of October 21, 2020, the securitization was past its reinvestment period, and it was no longer able to reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $65.6 million and $19.0 million of the outstanding principal balance on the 2027 Asset-Backed Notes during the year ended December 31, 2021 and the year ended December 31, 2020, respectively. Interest on the 2027 Asset-Backed Notes will be paid, to the extent of funds available.

On October 20, 2021, the Company fully repaid the aggregate outstanding $115.4 million of principal and repaid $0.4 million of accrued interest and fees pursuant to the redemption terms of the 2027 Asset-Backed Notes agreement. The Company accelerated recognition of $1.2 million of debt issuance costs associated with the extinguishment of the debt, and all restricted cash previously held back was released to the Company.

2028 Asset-Backed Notes

On January 22, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $250.0 million in aggregate principal amount of 4.703% interest-bearing asset-backed notes due on February 22, 2028 (the “2028 Asset-Backed Notes”). The 2028 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2019-1 (the “2019 Securitization Issuer”) pursuant to a note purchase agreement, dated as of January 14, 2019, by and among the Company, Hercules Capital Funding 2019-1 LLC, as trust depositor, the 2019 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, MUFG Securities Americas Inc., as a co-manager, and Wells Fargo Securities, LLC., as a co-manager, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. As of January 21, 2021, the securitization was past its reinvestment period, and it was no longer able to reinvest principal collections into additional eligible loans. Accordingly, available funds from principal collections were used to pay $76.2 million of the outstanding principal balance on the 2028 Asset-Backed Notes during the year ended December 31, 2021. There were no payments on the outstanding principal balance for the year ended December 31, 2020. Interest on the 2028 Asset-Backed Notes will be paid, to the extent of funds available.

On October 20, 2021, the Company fully repaid the aggregate outstanding $173.8 million of principal and repaid $0.7 million of accrued interest and fees pursuant to the redemption terms of the 2028 Asset-Backed Notes agreement. The Company accelerated recognition of $1.5 million of debt issuance costs associated with the extinguishment of the debt, and all restricted cash previously held back was released to the Company.

Credit Facilities

As of December 31, 2021, the Company had two available credit facilities, the Union Bank Facility and SMBC Facility. As of December 31, 2020, the Company had two available credit facilities, the Union Bank Facility and Wells Facility. For the year ended December 31, 2021 and 2020, the weighted average interest rate was 2.54% and 3.15%, respectively, and the average debt outstanding under the Credit Facilities was $28.8 million and $55.4 million, respectively.

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

On November 29, 2021, the Company terminated the Wells Facility and voluntarily prepaid all amounts outstanding under the Wells Facility. Pursuant to the termination, the Company paid approximately $0.1 million in fees and expenses. No loans were or remain outstanding. As a result of the termination, all of the Company’s security interests and other liens granted by the Company to secure the Company’s obligations under the Wells Facility have been terminated and released, with the exception of $3.2 million of cash, which has been pledged as collateral for a letter of credit issued on behalf of a portfolio company of the Company. As of December 31, 2021, $3.2 million is included within Restricted Cash on the Company's Consolidated Statement of Assets and Liabilities.

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

Under the Union Bank Facility, the lenders have made commitments of $400.0 million. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $200.0 million, funded by existing or additional lenders and with the agreement of MUFG Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings. Debt under the Union Bank Facility generally bears interest at a rate per annum equal to LIBOR plus 2.50%. The Union Bank Facility matures on February 22, 2024, unless sooner terminated in accordance with its terms. The Union Bank Facility is secured by all of the assets of Hercules Funding IV. The Union Bank Facility requires payment of a non-use fee during the revolving credit availability period as follows: (i) 0.50% if less than or equal to 50% utilization; (ii) 0.375% if more than 50% utilization but less than or equal to 80% utilization; and (iii) 0.20% if more than 80% is utilized.

The Union Bank Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of Hercules Funding IV. Among other things, these covenants require the Company to maintain certain financial ratios, including a minimum interest coverage ratio with respect to Hercules Funding IV and a minimum tangible net worth in an amount that is in excess of $723.0 million.

The Union Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

SMBC Facility

On November 9, 2021, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. The SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $100.0 million. The SMBC Facility also has an accordion feature that allows for an increase in the total commitments of up to $150.0 million, subject to certain conditions. Additionally, the SMBC Facility provides for the issuance of letters of credit on the account of the Company or its designee in U.S. dollars and certain agreed upon foreign currencies in an aggregate face amount not to exceed $15.0 million. The

Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026.

Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. Interest under the SMBC Facility for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at an “alternate base rate” (which is the greater of (x) zero and (y) the highest of (a) the prime rate as published in the print edition of The Wall Street Journal, Money Rates Section, (b) the federal funds effective rate plus 0.5% and (c) the one-month Eurocurrency rate plus 1% per annum) plus 0.875% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, the alternate base rate plus 1.00% per annum; (ii) loans for which the Company elects the Eurocurrency option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.875% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 2.00% per annum; and (iii) loans for which the Company elects the RFR option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to RFR plus 1.9934% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to RFR plus 2.1193% per annum. The SMBC Facility will be subject to a non-usage fee of 0.375% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the SMBC Facility during the revolving period. The Company will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the SMBC Facility.

The SMBC Facility contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default and cross-acceleration to other indebtedness and bankruptcy. The SMBC Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, including covenants relating to minimum stockholders' equity, asset coverage ratios, and our status as a RIC.

6. Income Taxes

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

As previously noted, federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. During the year ended December 31, 2021, the Company reclassified $63.3 million from accumulated realized gains (losses) to additional paid-in capital for book purposes primarily related to realized losses from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes.

During the year ended December 31, 2020, the Company reclassified $67.7 million from accumulated realized gains (losses) to additional paid-in capital for book purposes primarily related to realized losses from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes. In addition, the Company reclassified $6.6 million from undistributed ordinary income to additional paid-in capital for book purposes during the year ended December 31, 2020 relating to accelerated revenue recognition for the tax years prior to December 31, 2017, which are closed tax years.

During the year ended December 31, 2019, the Company reclassified $25.3 million from accumulated realized gains (losses) to additional paid-in capital for book purposes primarily related to realized losses from exited portfolio companies which were held in taxable subsidiaries and were not consolidated with the Company for income tax purposes.

During the years ended December 31, 2021, 2020 and 2019, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Undistributed net investment income (distributions in excess of investment income)	$19,486	$(26,297)	$11,831
Accumulated realized gains (losses)	69,066	100,353	29,720
Additional paid-in capital	(88,552)	(74,056)	(41,551)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2021 was ordinary income in the amount of $122.6 million and long-term capital gains in the amount of $55.2 million. The tax character of distributions paid for the year ended December 31, 2020 was ordinary income in the amount of $118.0 million and long-term capital gains in the amount of $36.7 million. The tax character of distributions paid for the year ended December 31, 2019 was ordinary income in the amount of $122.2 million and long-term capital gains in the amount of $12.0 million.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $121.0 million, $166.2 million, and $70.3 million, as of December 31, 2021, 2020, and 2019, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $75.7 million, $126.1 million, and $144.1 million, as of December 31, 2021, 2020, 2019, respectively. The net unrealized appreciation over cost for U.S. federal income tax purposes was $45.3 million and $40.1 million as of December 31, 2021 and 2020, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $73.8 million as December 31, 2019. The aggregate cost of securities for U.S. federal income tax purposes was $2.4 billion and $2.3 billion as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Accumulated capital gains	$43,005	$9,923	$4,722
Other temporary differences	(16,206)	(11,711)	(6,728)
Undistributed ordinary income	149,069	97,401	63,271
Unrealized appreciation (depreciation)	40,655	37,778	(73,430)
Components of distributable earnings	$216,523	$133,391	$(12,165)

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of its ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (the "Excise Tax Avoidance Requirement"). The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

For the year ended December 31, 2021, the Company paid approximately $3.8 million of income tax, including excise tax, and had $7.2 million accrued, including $7.0 million of excise tax, but unpaid tax expense as of December 31, 2021. For the year ended December 31, 2020, the Company paid approximately $2.5 million of income tax, including excise tax, and had $3.0 million accrued relating to unpaid excise tax expense as of the balance sheet date. For the year ended December 31, 2019, the Company paid approximately $1.4 million of income tax, including excise tax, and had $1.3 million accrued relating to unpaid excise tax expense as of the balance sheet date.

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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2018 - 2020 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2017 – 2020 state tax years for the Company remain subject to examination by the state taxing authorities.

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

During the year ended December 31, 2021, the Company sold 0.6 million shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.6 million, including $0.2 million of offering expenses.

During the year ended December 31, 2020, the Company sold 6.3 million shares of common stock, of which 6.0 million shares and 0.3 million shares were issued under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement, respectively. or the same period, the Company received total accumulated net proceeds of approximately $77.2 million, including $1.0 million of offering expenses, from these sales, of which $73.6 million, including offering expenses of $0.8 million, was received under the 2019 Equity Distribution Agreement, and $3.6 million, including offering expenses of $0.2 million, was received under the 2020 Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2021 approximately 15.6 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

On June 17, 2019, the Company closed the June 2019 Equity Offering. The June 2019 Equity Offering generated net proceeds, before expenses, of $70.5 million, including the underwriting discount and commissions of $2.2 million.

The Company has issued stock options for common stock subject to future issuance, of which 210,569 and 438,809 were outstanding as of December 31, 2021 and December 31, 2020, respectively.

8. Equity Incentive Plans

The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company’s equity-based awards are granted under the 2018 Equity Incentive Plan (the “2018 Plan”) for employees and 2018 Non-Employee Director Plan (the “Director Plan”) for non-employee directors. The 2018 Plan and the Director Plan were approved by stockholders on June 28, 2018, and authorize us to issue up to 18.7 million shares of common stock and 300,000 shares of restricted stock under the 2018 Plan and Director Plan, respectively. Unless earlier terminated by the Board, the 2018 Plan and Director Plan will terminate on May 12, 2028. Outstanding awards issued under plans that precede the 2018 Plan and Director Plan remain outstanding, unchanged and subject to the terms of such plans and their respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.

The Company has received exemptive relief from the SEC that permits it to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2018 Plan. The exemptive order also allows participants in the Director Plan and the 2018 Plan to (i) elect to have the Company withhold shares of its common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and/or (ii) permit the holders of restricted stock to elect to have the Company withhold shares of its stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual employee would be able to make a cash payment to satisfy applicable tax withholding at the time of option exercise or vesting on restricted stock.

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $11.9 million, $11.1 million, and $10.5 million of stock based compensation expense in the Consolidated Statement of Operations, respectively. As of December 31, 2021 and 2020, approximately $15.8 million and $13.6 million of total unrecognized compensation costs expected to be recognized over the next 1.8 and 1.6 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, and generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms (the “Service Vesting Awards”). The grant date fair value of Service Vesting Awards granted during the years ended December 31, 2021, 2020, and 2019, were approximately $12.1 million, $11.2 million and $17.2 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three years ended December 31, 2021, 2020, and 2019 are summarized below:

	Year ended, December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	989,100	$13.69	782,346	$13.07	1,113,403	$13.31
Granted	751,074	$14.80	779,211	$12.46	1,313,759	$13.08
Vested (1)	(620,116)	$13.69	(543,486)	$13.15	(865,607)	$13.26
Forfeited	(82,210)	$14.17	(28,971)	$13.82	(779,209)	$13.28
Unvested Shares End of Period	1,037,848	$14.51	989,100	$13.69	782,346	$13.07

(1)
With respect to certain restricted stock equity awards granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock equity awards will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock equity awards will not be issued as common stock upon vesting until the completion of the deferral period.

In addition to the restricted stock equity based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the years ended December 31, 2021, 2020, and 2019, was approximately $144,000, $10,000 and

$43,000, respectively. During the years ended December 31, 2021, 2020, and 2019, approximately $37,000, $28,000, and $41,000 of share-based cost due to stock option grants was expensed, respectively.

Performance-Vesting Awards

The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). The total compensation will be determined by the Company’s TSR relative to specified BDCs during a specified performance period. Depending on the results achieved during the specified performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target shares granted. The Performance Awards typically vest after four years, and generally may not be disposed until one year post vesting. The Company determines the fair values of the Performance Awards at the grant date using a Monte-Carlo simulation multiplied by the target payout level and is recognized over the service period. The unvested shares as of January 1, 2019 was 1,299,757. During the year ended December 31, 2019, 812,348 shares of Performance Awards were forfeited, which left 487,409 shares of Performance Awards unvested for each of the years ended December 31, 2021, 2020, and 2019, as there were no Performance Awards granted or vested during the periods ended December 31, 2021, 2020, or 2019. For certain Performance Awards, distribution equivalent units (“DEUs”) will accrue in the form of additional shares, but will not be paid unless the Performance Awards to which such DEUs relate actually vest. No DEUs have been issued during the periods ended December 31, 2021, 2020, or 2019.

Liability Classified Awards

The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). The remaining maximum total potential value of the Liability Awards granted is $11.2 million, which assumes all performance conditions are met for each Liability award. If the performance conditions are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The awards are recorded as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statement of Assets and Liabilities.

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of December 31, 2021, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three year service term.

As of December 31, 2021, all Liability Awards are unvested and there was approximately $4.5 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.2 years. For the year ended December 31, 2021, there was approximately $1.7 million of accumulated compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $5.7 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

As of December 31, 2020, all Liability Awards are unvested and there was approximately $2.0 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.3 years. For the year ended December 31, 2020, there was approximately $2.7 million of accumulated compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $4.0 accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator
Net increase in net assets resulting from operations	$174,155	$227,261	$173,598
Less: Distributions declared-common and restricted shares	(179,575)	(155,761)	(134,455)
Undistributed earnings	(5,420)	71,500	39,143
Undistributed earnings-common shares	(5,420)	70,995	39,062
Add: Distributions declared-common shares	177,864	154,658	134,174
Numerator for basic and diluted change in net assets per common share	$172,444	$225,653	$173,236

Denominator
Basic weighted average common shares outstanding	114,742	111,985	101,132
Incremental shares from assumed conversion of 2022 Convertible Notes	512	—	—
Common shares issuable	701	282	437
Weighted average common shares outstanding assuming dilution	115,955	112,267	101,569

Change in net assets per common share
Basic	$1.50	$2.02	$1.71
Diluted	$1.49	$2.01	$1.71

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

As disclosed in “Note 5 – Debt”, the Company has irrevocably elected combination settlement for the 2022 Convertible Notes. Therefore in calculating the dilutive impact of the 2022 Convertible Notes, only the portion expected to be settled in stock has been included in the calculations of diluted shares outstanding for the for the year ended December 31, 2021. For the years ended December 31, 2020, and 2019, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2021, 2020 and 2019, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Year Ended December 31,
Anti-dilutive Securities	2021	2020	2019
2022 Convertible Notes	—	5,543,097	3,445,622
Unvested common stock options	690	66,578	24,448
Unvested restricted stock units	20	—	—
Unvested restricted stock awards	861	10,049	—
Unvested Retention PSUs	—	—	—

As of December 31, 2021 and 2020, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the five years ended December 31, 2021, 2020, 2019, 2018, and 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per share data (1):
Net asset value at beginning of period	$11.26	$10.55	$9.90	$9.96	$9.90
Net investment income	1.29	1.39	1.41	1.20	1.17
Net realized gain (loss)	0.18	(0.50)	0.16	(0.12)	(0.32)
Net unrealized appreciation (depreciation)	0.03	1.13	0.14	(0.23)	0.11
Total from investment operations	1.50	2.02	1.71	0.85	0.96
Net increase (decrease) in net assets from capital share transactions (1)	(0.08)	0.01	0.20	0.23	0.26
Distributions of net investment income (6)	(1.06)	(1.03)	(1.15)	(1.26)	(1.07)
Distributions of capital gains (6)	(0.49)	(0.36)	(0.18)	—	(0.18)
Stock-based compensation expense included in investment income (2)	0.09	0.07	0.07	0.12	0.09
Net asset value at end of period	$11.22	$11.26	$10.55	$9.90	$9.96

Ratios and supplemental data:
Per share market value at end of period	$16.59	$14.42	$14.02	$11.05	$13.12
Total return (3)	25.62%	14.31%	39.36%	(7.56%)	1.47%
Shares outstanding at end of period	116,619	114,726	107,364	96,501	84,424
Weighted average number of common shares outstanding	114,742	111,985	101,132	90,929	82,519
Net assets at end of period	$1,308,547	$1,291,704	$1,133,049	$955,444	$840,967
Ratio of total expense to average net assets (4)	9.86%	11.30%	11.95%	10.73%	11.37%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.28%	13.64%	13.74%	11.78%	11.61%
Portfolio turnover rate (5)	51.58%	32.38%	31.30%	38.76%	49.03%
Weighted average debt outstanding	$1,248,177	$1,309,903	$1,177,379	$826,931	$784,455
Weighted average debt per common share	$10.88	$11.70	$11.64	$9.09	$9.51

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
(3)
The total return for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of December 31, 2021 and December 31, 2020, the Company had approximately $286.8 million and $179.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. These amounts also exclude unfunded commitments related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2021 and December 31, 2020, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2021	December 31, 2020
Debt Investments:
Phathom Pharmaceuticals, Inc.	$43,250	$—
Skydio, Inc.	37,500	—
Syndax Pharmaceutics Inc.	30,000	—
Blue Spring Peditrics, Inc.	30,000	—
Brain Corporation	20,000	—
G1 Therapeutics, Inc.	19,375	10,000
Dashlane, Inc.	19,300	10,000
Equality Health, LLC	17,500	—
RVShare, LLC	13,500	—
Carbon Health Technologies, Inc.	11,625	—
Bicycle Therapeutics PLC	10,000	15,000
Demandbase, Inc.	9,375	—
Better Therapeutics, Inc.	4,000	—
Ceros, LLC	3,845	—
Yipit, LLC	2,250	425
Logicworks	2,000	2,000
Khoros (p.k.a Lithium Technologies)	1,812	—
ThreatConnect, Inc.	1,600	1,800
3GTMS, LLC.	1,583	5,036
Ikon Science Limited	1,050	1,050
Agilence, Inc.	800	—
Cybermaxx Intermediate Holdings, Inc.	471	—
Enmark Systems	457	—
Mobile Solutions Services	424	848
ShadowDragon, LLC	333	—
Gryphon Networks Corp.	268	—
ePayPolicy Holdings, LLC	250	250
Cytracom Holdings LLC	225	250
Pineapple Energy LLC	120	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	—	25,000
Udacity, Inc.	—	15,000
Pollen, Inc.	—	13,000
Clarabridge, Inc.	—	7,500
Axsome Therapeutics, Inc.	—	10,000
Geron Corporation	—	6,500
Varsity Tutors LLC	—	5,210
CloudBolt Software Inc.	—	5,000
Nuvolo Technologies Corporation	—	5,000
Reltio, Inc.	—	5,000
Optimizely Mergerco, Inc.	—	2,500
Codiak Biosciences, Inc.	—	20,000
Businessolver.com, Inc.	—	6,375
The CM Group LLC	—	750
Velocity Clinical Research, Inc.	—	750
Total Unfunded Debt Commitments:	282,913	174,244

Investment Funds & Vehicles:
Forbion Growth Opportunities Fund I C.V.	3,839	5,527
Total Unfunded Commitments in Investment Funds & Vehicles:	3,839	5,527

Total Unfunded Commitments	$286,752	$179,771

(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This amount also excludes $34.9 million of unfunded commitments as of December 31, 2021, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions". There were no unfunded commitments related to the Adviser Funds as of December 31, 2020. For investment funds and vehicles, amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	December 31, 2021	December 31, 2020
Unfunded Debt Commitments:
Expiring during:
2022	$199,681	$129,710
2023	43,675	15,000
2024	25,800	6,375
2025	2,232	14,892
2026	11,525	8,267
Total Unfunded Debt Commitments	282,913	174,244

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	3,839	5,527
Total Unfunded Commitments in Investment Funds & Vehicles	3,839	5,527
Total Unfunded Commitments	$286,752	$179,771

The following tables provide the Company’s contractual obligations as of December 31, 2021 and December 31, 2020 include:

As of December 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,250,425	$380,000	$105,000	$574,925	$190,500
Lease and License Obligations (4)	8,283	3,120	2,958	1,427	778
Total	$1,258,708	$383,120	$107,958	$576,352	$191,278

As of December 31, 2020:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,299,988	$25,000	$454,000	$300,000	$520,988
Lease and License Obligations (4)	10,581	3,031	5,345	1,427	778
Total	$1,310,569	$28,031	$459,345	$301,427	$521,766

(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in an investment fund.
(2)
Includes $150.5 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, and $230.0 million of the 2022 Convertible Notes as of December 31, 2021. There was $29.9 million outstanding under the SMBC Facility and no amounts outstanding under the Union Facility as of December 31, 2021.
(3)
Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)
Facility leases and licenses including short-term leases.
(5)
Includes $99.0 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $75.0 million of the April 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $40.0 million of the 2033 Notes, $181.0 million of the 2027 Asset-Backed Notes, $250.0 million of the 2028 Asset-Backed Notes, and $230.0 million of the 2022 Convertible Notes as of December 31, 2020. There was no outstanding debt under the Wells Facility and Union Facility as of December 31, 2020.

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. Total rent expense, including short-term leases, amounted to approximately $3.1 million, $3.1 million, and $2.7 million, during the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of December 31, 2021 and 2020:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Total operating lease cost	$2,900	$2,951
Cash paid for amounts included in the measurement of lease liabilities	$2,322	$2,795
ROU assets obtained in exchange for lease liabilities	$—	$—

	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease term (in years)	4.30	4.10
Weighted-average discount rate	4.81%	5.44%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2021:

(in thousands)	As of December 31, 2021
2022	$2,966
2023	2,305
2024	653
2025	693
Thereafter	1,512
Total lease payments	8,129
Less: imputed interest	(747)
Total operating lease liability	$7,382

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

In March and July 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, pursuant to which the Adviser Subsidiary utilizes human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the year ended December 31, 2021 are net of expenses allocated to the Adviser Subsidiary of $5.0 million. As of December 31, 2021, the Adviser Subsidiary owed the Company $0.1 million related to expenses allocated to the Adviser Subsidiary. As of and for the year ended December 31, 2020, no amounts were due to or outstanding from the Adviser Subsidiary and the Company did not allocate any expenses to the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the year ended December 31, 2021, $374.5 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the year ended December 31, 2021, fundings of $226.4 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $125.2 million from the Adviser Funds relating to the assigned investments during the year ended December 31, 2021. No investments were assigned to, directly originated, or funded by the Adviser Funds, nor were any amounts received in the year ended December 31, 2020.

14. Subsequent Events

Distribution Declaration

On February 16, 2022, the Board declared (i) a fourth quarter cash distribution of $0.33 per share and (ii) a supplemental cash distribution of $0.60 per share, to be paid in four quarterly distributions of $0.15 per share beginning with the fourth quarter of 2021 (the "$0.60 Supplemental Cash Distribution"). The fourth quarter cash distribution and the first quarterly distribution of the $0.60 Supplemental Cash Distribution (a total of $0.48 per share) will be paid on March 16, 2022 to stockholders of record as of March 9, 2022.

Previously on April 21, 2021, the Board declared a supplemental cash distribution of $0.28 per share, to be paid in four quarterly distributions of $0.07 per share beginning with the first quarter 2021 (the "$0.28 Supplemental Cash Distribution"). The $0.15 payable as the first quarterly distribution of the $0.60 Supplemental Cash Distribution includes $0.07 per share as the fourth and final distribution of the $0.28 Supplemental Cash Distribution. With the declaration of the first quarterly distribution of the $0.60 Supplemental Cash Distribution, the Board has declared all of the $0.28 Supplemental Cash Distribution.

Notes Issuance

On January 20, 2022, the Company issued $350.0 million in aggregate principal bearing interest of 3.375% due January 2027 (the "January 2027 Notes"). The Company used the proceeds to redeem the 2022 Convertible Notes and 2022 Notes in February 2022.

Note Redemptions

On February 1, 2022, the Company fully repaid the aggregate outstanding $230.0 million principal, $5.0 million of accrued interest and fees, and issued 981,169 shares related to noteholders who elected to convert pursuant to the redemption terms of the 2022 Convertible Notes indenture.

On January 21, 2022, the Company gave notice to the trustee of the 2022 Notes informing the noteholders of the Company's election to redeem the notes in accordance with the terms of the 2022 Notes indenture agreement. On February 22, 2022, pursuant to the redemption terms of the 2025 Notes indenture, the Company fully repaid the aggregate outstanding $150.0 million of principal and $2.3 million of accrued interest. In addition, the Company paid $3.3 million of prepayment premium fees, which together with the accelerated recognition of $0.3 million of debt issuance costs will be recognized as a realized loss on extinguishment of the debt.

Equity Offering

During January 2022, through its ATM program, the Company sold approximately 1.5 million shares of common stock for $25.8 million of net proceeds.

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

2. Internal Control Over Financial Reporting

a. Management’s Annual Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, approved and monitored by the Company’s Board, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2021

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The following tables are being provided to update, as of December 31, 2021, certain information in the Company’s registration statement on Form N-2 (File No. 333-261732) filed with the SEC on December 17, 2021.

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

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	5.11%	(6)(7)
Interest and fees paid in connection with borrowed funds	4.75%	(8)
Acquired fund fees and expenses	0.01%	(10)
Total annual expenses	9.87%	(9)

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
(5)
“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2021, which is approximately $1,329.2 million.
(6)
“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2021.
(7)
We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.
(8)
“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2021.
(9)
“Total annual expenses” is the sum of “Operating expenses”, “Interest and fees paid in connection with borrowed funds”, and "Acquired fund fees and expenses". “Total annual expenses” is presented as a percentage of weighted average net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses, including the fees and expenses of our wholly-owned consolidated subsidiaries, all of which are included in this fee table presentation.
(10)
“Acquired fund fees and expenses” represent the estimated indirect expense incurred due to investments in other investment companies and private funds.

Senior Securities

Information about our senior securities is shown in the following table for the periods as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, and 2011 which is derived from our audited financial statements for these periods, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The “N/A” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

	Total Amount
	Outstanding		Average
	Exclusive of		Market
	Treasury	Asset Coverage	Value
Class and Year	Securities (1)	per Unit (2)	per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2011	$10,186,830	$73,369	N/A
December 31, 2012(7)	—	—	N/A
December 31, 2013(7)	—	—	N/A
December 31, 2014(7)	—	—	N/A
December 31, 2015(7)	$50,000,000	$26,352	N/A
December 31, 2016(7)	$5,015,620	$290,234	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(7)	—	—	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
Securitized Credit Facility with Union Bank, NA
December 31, 2011(7)	—	—	N/A
December 31, 2012(7)	—	—	N/A
December 31, 2013(7)	—	—	N/A
December 31, 2014(7)	—	—	N/A
December 31, 2015(7)	—	—	N/A
December 31, 2016(7)	—	—	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
Securitized Credit Facility with SMBC
December 31, 2021	$29,924,726	$85,479	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2011	$125,000,000	$5,979	N/A
December 31, 2012	$76,000,000	$14,786	N/A
December 31, 2013	$76,000,000	$16,075	N/A
December 31, 2014	$41,200,000	$31,535	N/A
December 31, 2015	$41,200,000	$31,981	N/A
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2011	$100,000,000	$7,474	N/A
December 31, 2012	$149,000,000	$7,542	N/A
December 31, 2013	$149,000,000	$8,199	N/A
December 31, 2014	$149,000,000	$8,720	N/A
December 31, 2015	$149,000,000	$8,843	N/A
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
December 31, 2021	—	—	N/A
Small Business Administration Debentures (HC IV)(6)
December 31, 2021	$150,500,000	$16,996	N/A
2016 Convertible Notes
December 31, 2011	$75,000,000	$10,623	$885
December 31, 2012	$75,000,000	$15,731	$1,038
December 31, 2013	$75,000,000	$16,847	$1,403
December 31, 2014	$17,674,000	$74,905	$1,290
December 31, 2015	$17,604,000	$74,847	$1,110
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2012	$84,489,500	$13,300	$986
December 31, 2013	$84,489,500	$14,460	$1,021
December 31, 2014	$84,489,500	$15,377	$1,023
December 31, 2015	$64,489,500	$20,431	$1,017

December 31, 2016	$64,489,500	$22,573	$1,022
December 31, 2017	—	—	N/A
September 2019 Notes
December 31, 2012	$85,875,000	$13,086	$1,003
December 31, 2013	$85,875,000	$14,227	$1,016
December 31, 2014	$85,875,000	$15,129	$1,026
December 31, 2015	$45,875,000	$28,722	$1,009
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
December 31, 2021	$150,000,000	$17,053	$1,019
2024 Notes
December 31, 2014	$103,000,000	$12,614	$1,010
December 31, 2015	$103,000,000	$12,792	$1,014
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
December 31, 2021	$—	$—	N/A
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
December 31, 2021	$40,000,000	$63,948	$1,067
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
December 31, 2021	$105,000,000	$24,361	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A
December 31, 2021	$70,000,000	$36,542	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
March 2026 B Notes
December 31, 2021	$50,000,000	$51,159	N/A
September 2026 Notes
December 31, 2021	$325,000,000	$7,871	N/A
2017 Asset-Backed Notes
December 31, 2012	$129,300,000	$8,691	$1,000
December 31, 2013	$89,556,972	$13,642	$1,004
December 31, 2014	$16,049,144	$80,953	$1,375
December 31, 2015	—	—	N/A
2021 Asset-Backed Notes
December 31, 2014	$129,300,000	$10,048	$1,000
December 31, 2015	$129,300,000	$10,190	$996
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
December 31, 2021	$—	$—	N/A
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
December 31, 2021	$—	$—	N/A
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027

December 31, 2021	$230,000,000	$11,121	$1,026
Total Senior Securities(8)
December 31, 2011	$310,186,830	$2,409	N/A
December 31, 2012	$599,664,500	$1,874	N/A
December 31, 2013	$559,921,472	$2,182	N/A
December 31, 2014	$626,587,644	$2,073	N/A
December 31, 2015	$600,468,500	$2,194	N/A
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A
December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A
December 31, 2021	$1,250,424,726	$2,046	N/A

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
(4)
Issued by Hercules Technology II, L.P. ("HT II"), one of our prior SBIC subsidiaries, to the Small Business Association ("SBA"). On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(5)
Issued by HT III, one of our prior SBIC subsidiaries, to the SBA. On May 5, 2021, we completed repayment of the remaining outstanding HT III debentures and subsequently surrendered the SBA license with respect to HT III. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(6)
Issued by HC IV, one of our SBIC subsidiaries, to the SBA. These categories of senior securities are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(7)
The Company’s Wells Facility and Union Bank Facility had no borrowings outstanding during the periods noted above.
(8)
The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2021, our asset coverage ratio under our regulatory requirements as a business development company was 218.9% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2022 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2022 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2022 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal III: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2022 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of the “Company” are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	92
	Consolidated Statements of Operations for the three years ended December 31, 2021	94
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2021	95
	Consolidated Statements of Cash Flows for the three years ended December 31, 2021	96
	Consolidated Schedule of Investments as of December 31, 2021	97
	Consolidated Schedule of Investments as of December 31, 2020	108
	Notes to Consolidated Financial Statements	119

2.	The following financial statement schedule is filed herewith:
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2021	164
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2020	165
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2021

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2020	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2021
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (11)	Preferred Stock	$—	$—	$—	$250	—	$250	$500
	Common Stock	—	—	—	—	—	65	65
Gibraltar Business Capital, LLC (5)	Unsecured Debt	3,232	—	14,970	9,646	—	(1,404)	23,212
	Preferred Stock	—	—	31,554	—	—	(12,161)	19,393
	Common Stock	—	—	2,276	—	—	(1,051)	1,225
Hercules Adviser LLC (6)	Unsecured Debt	141	—	—	8,850	—	—	8,850
	Member Units	—	—	—	35	—	11,955	11,990
Total Majority Owned Control Investments		$3,373	$—	$48,800	$18,781	$—	$(2,346)	$65,235
Other Control Investments
Tectura Corporation(7)	Senior Debt	$695	$—	$8,600	$—	$—	$(331)	$8,269
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$695	$—	$8,600	$—	$—	$(331)	$8,269
Total Control Investments		$4,068	$—	$57,400	$18,781	$—	$(2,677)	$73,504

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$120	$1,120
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	10	—	7,500	280	—	(33)	7,747
	Common Stock	—	—	840	—	—	(249)	591
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	(641)	—	—	(681)	681	—
	Common Stock	—	(61,502)	—	—	(61,502)	61,502	—
Total Affiliate Investments		$10	$(62,143)	$8,340	$3,488	$(66,176)	$63,806	$9,458
Total Control and Affiliate Investments		$4,078	$(62,143)	$65,740	$22,269	$(66,176)	$61,129	$82,962

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
Represents the total amount of interest, fees, or dividends credited to income for the period an investment was an affiliate or control investment.
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
(6)
Hercules Adviser LLC is a wholly owned subsidiary providing investment management and other services to the Adviser Funds and other External Parties.
(7)
As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.
(8)
As of March 23, 2021, the Company’s investments in Black Crow AI, Inc. became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.
(9)
As of December 11, 2020, the Company’s investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.
(10)
As of June 30, 2021, the Company's investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) were written off for a realized loss.
(11)
As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

As of and for the year ended December 31, 2020

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2019	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2020
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$2,249	$—	$14,780	$59	$—	$131	$14,970
	Preferred Stock	—	—	33,000	—	—	(1,446)	31,554
	Common Stock	—	—	2,380	—	—	(104)	2,276
Total Majority Owned Control Investments		$2,249	$—	$50,160	$59	$—	$(1,419)	$48,800
Other Control Investments
Tectura Corporation (6)	Senior Debt	$608	$—	$9,586	$—	$(134)	$(852)	$8,600
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$608	$—	$9,586	$—	$(134)	$(852)	$8,600
Total Control Investments		$2,857	$—	$59,746	$59	$(134)	$(2,271)	$57,400

Affiliate Investments
Optiscan BioMedical, Corp. (7)	Convertible Debt	$13	$(421)	$—	$408	$(408)	$—	$—
	Preferred Warrants	—	(573)	209	—	(573)	364	—
	Preferred Stock	—	(13,152)	8,984	—	(13,152)	4,168	—
Pineapple Energy LLC (8)	Senior Debt	—	—	—	7,500	—	—	7,500
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (9)	Common Stock	—	—	—	4,767	—	(3,927)	840
	Senior Debt	520	(3)	12,615	—	(12,269)	(346)	—
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$533	$(14,149)	$21,808	$12,675	$(26,402)	$259	$8,340
Total Control and Affiliate Investments		$3,390	$(14,149)	$81,554	$12,734	$(26,536)	$(2,012)	$65,740

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

Schedule 12-14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2021

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$500
	Medical Devices & Equipment	Common Stock			180,000	—	65
Total Coronado Aesthetics, LLC						$250	$565
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	14,662	13,818
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,823	9,394
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	19,393
	Diversified Financial Services	Common Stock			830,000	1,884	1,225
Total Gibraltar Business Capital, LLC						$52,491	$43,830
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$8,850	8,850	8,850
	Diversified Financial Services	Member Units			1	35	11,990
Total Hercules Adviser LLC						$8,885	$20,840
Total Majority Owned Control Investments (4.99%)*						$61,626	$65,235
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	19
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,269
Total Other Control Investments (0.63%)*						$22,413	$8,269
Total Control Investments (5.62%)*						$84,039	$73,504
Affiliate Investments
Black Crow AI, Inc.	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,120
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	$7,500	$7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$280	280	247
	Sustainable and Renewable Technology	Common Stock			3,000,000	4,767	591
Total Pineapple Energy LLC						$12,547	$8,338
Total Affiliate Investments (0.72%)*						$13,547	$9,458
Total Control and Affiliate Investments (6.34%)*						$97,586	$82,962

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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(2)

3(b)	Articles of Amendment, dated March 6, 2007.(4)

3(c)	Articles of Amendment, dated April 5, 2011.(9)

3(d)	Articles of Amendment, dated April 3, 2015.(14)

3(e)	Articles of Amendment, dated February 23, 2016.(17)

3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(17)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (1)

4(b)	Form of Dividend Reinvestment Plan.(28)

4(c)	Indenture, dated March 6, 2012 between the Registrant and U.S. Bank National Association.(10)

4(d)	First Supplemental Indenture, dated April 17, 2012 between the Registrant and U.S. Bank, National Association.(10)

4(e)	Second Supplemental Indenture, dated as of September 24, 2012, between the Registrant and U.S. Bank, National Association.(11)

4(f)	Third Supplemental Indenture, dated as of July 14, 2014, between the Registrant and U.S. Bank, National Association.(12)

4(g)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(f).(12)

4(h)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(13)

4(i)	Form of 6.25% Note due 2024, dated as of May 2, 2016 (Additional July 2024 Note).(20)

4(j)	Form of 6.25% Note due 2024, dated as of June 27, 2016 (Additional July 2024 Note).(21)

4(k)	Form of 6.25% Note due 2024, dated as of July 5, 2016 (Additional July 2024 Note).(22)

4(l)	Form of 6.25% Note due 2024, dated as of October 11, 2016 (Additional July 2024 Note).(24)

4(m)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank National Association, as Trustee.(25)

4(n)	Form of 4.375% Convertible Senior Note Due 2022, dated as of January 25, 2017 (included as part of Exhibit 4(m)).(25)

4(o)	Statement of Eligibility of Trustee on Form T-1.(30)

4(p)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank National Association.(31)

4(q)	Form of 4.625% Note due 2022, dated as of October 23, 2017 (included as part of Exhibit 4(p)).(31)

4(r)	Fifth Supplemental Indenture, dated as of April 26, 2018, between the Registrant and U.S. Bank National Association.(34)

4(s)	Form of 5.25% Note due 2025, dated as of April 23, 2018 (included as part of Exhibit 4(r)).(34)

4(t)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(37)

4(u)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(t)).(37)

4(v)	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Registrant and U.S. Bank, National Association.(55)

4(w)	Form of 2.625% Note due 2026, dated September 16, 2021 (included as part of Exhibit 4).(55)

4(x)	Indenture, dated as of November 1, 2018, between Hercules Capital Funding Trust 2018-1, as Issuer, and U.S. Bank National Association, as Trustee.(39)

4(y)	Amended and Restated Trust Agreement, dated as of November 1, 2018, between Hercules Capital Funding 2018-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(39)

4(z)	Indenture, dated as of January 22, 2019, between Hercules Capital Funding Trust 2019-1, as Issuer, and U.S. Bank National Association, as Trustee.(41)

4(aa)	Amended and Restated Trust Agreement, dated as of January 22, 2019, between Hercules Capital Funding 2019-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(41)

4(ab)*	Description of the Registrant’s Securities.

10(a)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(6)

10(b)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(7)

10(c)	Form of Custodian Agreement between the Company and Union Bank of California, N.A.(2)

10(d)	Form of Restricted Stock Unit Award Agreement.(6)

10(e)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(2)

10(f)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(2)

10(g)	Form of Transfer Agency and Registrar Services Agreement between the Company and American Stock Transfer & Trust Company.(2)
10(h)	Warrant Agreement dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(5)

10(i)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(3)

10(j)	Form of SBA Debenture.(8)

10(k)	Form of Amended and Restated Indemnification Agreement.(27)

10(l)	Amended and Restated Loan and Security Agreement by and among Hercules Funding II, LLC, the Lenders thereto and Wells Fargo Capital Finance, LLC, dated as of June 29, 2015.(15)

10(m)	Amended and Restated Sales and Servicing Agreement among Hercules Funding II, LLC, Hercules Technology Growth Capital, Inc. and Wells Fargo Capital Finance, LLC, dated as of June 29, 2015.(15)

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

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of April 3, 2017.(29)

10(r)

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

10(xx)	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(45)

10(yy)	Separation Agreement, dated as of July 13, 2019, by and between Hercules Capital, Inc. and Manuel Henriquez.(46)

10(zz)*	Custodial Agreement by and between Hercules Capital, Inc. and State Street Bank and Trust Company, dated as of November 9, 2021.

10(aaa)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(48)

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

10(fff)

Revolving Credit Agreement, dated as of November 9, 2021, among Hercules Capital, Inc., the lenders and using bank from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(54)

10(ggg)	Custodial Agreement by and between Hercules Growth Capital, Inc. and Wells Fargo Bank, National Association, dated as of July 29, 2015. (53)

10(hhh)	Custodial Agreement by and between Hercules Funding IV LLC and Wells Fargo Bank, National Associated, dated as of April 23, 2021.(53)

10(iii)	Safekeeping Custody Agreement between Hercules Funding IV LLC and City National Bank, a National Banking Association dated as of June 23, 2021. (53)

14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.

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
(14)
Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on April 20, 2015 (File No. 333-203511)
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
(28)
Previously filed as part of Post-Effective Amendment No. 1, as filed on June 10, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(29)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 7, 2017.
(30)
Previously filed as part of the of the Registration Statement on Form N-2 of the Company, as filed on April 29, 2019 (File No. 333-231089).
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
Reserved.
(51)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 2, 2020.
(52)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2020.
(53)
Previously filed as part of the Post-Effective Amendment No. 11, as filed on December 17, 2021 (File No. 333-261732), to the Registration Statement on Form N-2 of the Company.
(54)
Previously filed as part of the Current Report on Form 8-K of the company, as filed on November 10,2021
(55)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on September 21, 2021.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 22, 2022	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 22, 2022.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 22, 2022
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer, and	February 22, 2022
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 22, 2022
Robert P. Badavas

/S/ Thomas Fallon	Director	February 22, 2022
Thomas Fallon

/S/ Joseph F. Hoffman	Director	February 22, 2022
Joseph F. Hoffman

/S/ Brad Koenig	Director	February 22, 2022
Brad Koenig

/S/ Doreen Woo Ho	Director	February 22, 2022
Doreen Woo Ho
/S/ Wade Loo	Director	February 22, 2022
Wade Loo

/S/ Gayle Crowell	Director	February 22, 2022
Gayle Crowell

/S/ Pam Randhawa	Director	February 22, 2022
Pam Randhawa