Form 10-Q
period 2022-03-31
Hercules Capital, Inc.
filed 2022-05-05
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 2, 2022, there were 123,879,248 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. and its wholly owned subsidiaries, unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,492,877 and $2,293,398, respectively)	$2,511,227	$2,351,560
Control investments (cost of $85,358 and $84,039, respectively)	76,277	73,504
Affiliate investments (cost of $8,167 and $13,547, respectively)	4,830	9,458
Total investments, at fair value (cost of $2,586,402 and $2,390,984, respectively)	2,592,334	2,434,522
Cash and cash equivalents	59,330	133,115
Restricted cash	3,127	3,150
Interest receivable	19,648	17,365
Right of use asset	6,142	6,761
Other assets	10,966	5,100
Total assets	$2,691,547	$2,600,013

Liabilities
Debt (net of debt issuance costs - Note 5)	$1,323,995	$1,236,303
Accounts payable and accrued liabilities	27,228	47,781
Operating lease liability	6,876	7,382
Total liabilities	$1,358,099	$1,291,466

Net assets consist of:
Common stock, par value	$124	$117
Capital in excess of par value	1,178,019	1,091,907
Total distributable earnings	155,305	216,523
Total net assets	$1,333,448	$1,308,547
Total liabilities and net assets	$2,691,547	$2,600,013

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	123,194	116,619
Net asset value per share	$10.82	$11.22

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Investment income:
Interest income
Non-control/Non-affiliate investments	$60,090	$62,982
Control investments	1,115	799
Affiliate investments	1,047	1
Total interest income	62,252	63,782
Fee income
Non-control/Non-affiliate investments	2,889	4,969
Control investments	16	8
Total fee income	2,905	4,977
Total investment income	65,157	68,759
Operating expenses:
Interest	11,647	14,750
Loan fees	1,842	2,800
General and administrative	3,818	3,596
Tax expenses	712	1,438
Employee compensation
Compensation and benefits	8,329	9,804
Stock-based compensation	4,424	2,744
Total employee compensation	12,753	12,548
Total gross operating expenses	30,772	35,132
Expenses allocated to the Adviser Subsidiary	(1,402)	(933)
Total net operating expenses	29,370	34,199
Net investment income	35,787	34,560
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss)
Non-control/Non-affiliate investments	(2,467)	7,770
Affiliate investments	3,772	—
Loss on debt extinguishment	(3,686)	—
Total net realized gain (loss)	(2,381)	7,770
Net change in unrealized appreciation (depreciation)
Non-control/Non-affiliate investments	(38,949)	18,022
Control investments	1,454	1,702
Affiliate investments	753	2,109
Total net change in unrealized appreciation (depreciation)	(36,742)	21,833
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(39,123)	29,603
Net increase (decrease) in net assets resulting from operations	$(3,336)	$64,163

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.30
Change in net assets resulting from operations per common share:
Basic	$(0.03)	$0.56
Diluted	$(0.03)	$0.55
Weighted average shares outstanding
Basic	118,296	114,304
Diluted	118,296	114,803
Distributions paid per common share:
Basic	$0.48	$0.37

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended March 31, 2022	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	(3,336)	(3,336)
Public offering, net of offering expenses	4,860	5	85,244	—	85,249
Issuance of common stock due to stock option exercises	37	—	454	—	454
Retired shares from net issuance	(2)	—	(32)	—	(32)
Issuance of common stock under restricted stock plan	765	1	(1)	—	—
Retired shares for restricted stock vesting	(126)	—	(3,694)	—	(3,694)
Distributions reinvested in common stock	60	—	1,025	—	1,025
Issuance of common stock from conversion of 2022 Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(57,882)	(57,882)
Stock-based compensation (1)	—	—	3,117	—	3,117
Balance as of March 31, 2022	123,194	$124	$1,178,019	$155,305	$1,333,448

(1)
Stock-based compensation includes $40 of restricted stock and option expense related to director compensation for the three months ended March 31, 2022.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,336)	$64,163
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(351,601)	(355,333)
Fundings allocated to Adviser Funds	61,081	48,353
Principal and fee payments received on investments	96,311	209,747
Proceeds from the sale of investments	8,816	12,973
Net unrealized (appreciation) depreciation	36,742	(21,833)
Net realized (gain) loss	(1,305)	(7,770)
Accretion of paid-in-kind principal	(4,976)	(2,475)
Accretion of loan discounts	(972)	(1,176)
Accretion of loan discount on convertible notes	112	168
Accretion of loan exit fees	(5,709)	(5,744)
Change in loan income, net of collections	3,535	13,414
Unearned fees related to unfunded commitments	1,037	(1,505)
Loss on debt extinguishment	3,686	—
Amortization of debt issuance costs	1,371	2,156
Depreciation and amortization	54	94
Stock-based compensation and amortization of restricted stock grants (1)	3,117	2,516
Change in operating assets and liabilities:
Interest receivable	(2,289)	(1,520)
Other assets	(13,229)	1,849
Accrued liabilities	(21,067)	(8,496)
Net cash provided by (used in) operating activities	(188,622)	(50,419)

Cash flows used in investing activities:
Purchases of capital equipment	(50)	(12)
Net cash used in investing activities	(50)	(12)

Cash flows provided by (used in) financing activities:
Issuance of common stock	86,184	—
Offering expenses	(935)	(195)
Retirement of employee shares, net	(3,272)	(1,039)
Distributions paid	(56,857)	(41,755)
Issuance of debt	535,500	342,218
Repayment of debt	(441,000)	(397,727)
Debt issuance costs	(4,140)	(1,842)
Fees paid for credit facilities and debentures	(616)	(35)
Net cash provided by (used in) financing activities	114,864	(100,375)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(73,808)	(150,806)
Cash, cash equivalents, and restricted cash at beginning of period	136,265	237,622
Cash, cash equivalents, and restricted cash at end of period	$62,457	$86,816

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$19,010	$17,359
Income tax, including excise tax, paid	$7,119	$3,488
Distributions reinvested	$1,025	$1,040

(1)
Stock-based compensation includes $40 and $25 of restricted stock and option expense related to director compensation for the three months ended March 31, 2022 and 2021, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$59,330	$74,987
Restricted cash	3,127	11,829
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$62,457	$86,816

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Communications & Networking
1-5 Years Maturity
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31% or Floor rate of 10.31%	$8,978	$8,793	$8,678	(11)(16)(17)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$88,819	88,839	90,873	(13)(15)
Subtotal: 1-5 Years Maturity					97,632	99,551
Subtotal: Communications & Networking (7.47%)*					97,632	99,551
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc.	Senior Secured	April 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$23,520	23,351	25,813	(18)
Subtotal: 1-5 Years Maturity					23,351	25,813
Subtotal: Consumer & Business Products (1.94%)*					23,351	25,813
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,674	13,628	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,830	9,329	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,504	22,957
Hercules Adviser LLC	Unsecured	May 2023	FIXED 5.00%	$10,150	10,150	10,150	(7)
Subtotal: 1-5 Years Maturity					34,654	33,107
Subtotal: Diversified Financial Services (2.48%)*					34,654	33,107
Drug Discovery & Development
Under 1 Year Maturity
Chemocentryx, Inc.	Senior Secured	December 2022	PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$18,951	20,083	20,083	(10)
Subtotal: Under 1 Year Maturity					20,083	20,083
1-5 Years Maturity
Albireo Pharma, Inc.	Senior Secured	July 2024	PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,277	10,325	(10)(11)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2023	PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,697	15,633
Applied Genetic Technologies Corporation	Senior Secured	April 2024	PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$20,000	20,564	20,421
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$40,000	41,037	40,882	(11)(14)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 5.70% or Floor rate of 8.95%, 5.82% Exit Fee	$50,000	49,669	49,204	(10)(12)
Bicycle Therapeutics PLC	Senior Secured	October 2024	PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,352	24,568	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	PRIME + 5.70% or Floor rate of 8.95%, 6.55% Exit Fee	$9,000	9,028	8,930	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,149	37,663	37,663	(13)(16)
Cellarity, Inc.	Senior Secured	June 2026	PRIME + 5.70% or Floor rate of 8.95%, 3.75% Exit Fee	$30,000	29,524	29,524	(14)
Center for Breakthrough Medicines Holdings, LLC	Senior Secured	May 2024	PRIME + 5.50% or Floor rate of 8.75%, 7.50% Exit Fee	$5,000	5,097	5,097
Century Therapeutics, Inc.	Senior Secured	April 2024	PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	10,117	10,343	(11)
Chemocentryx, Inc.	Senior Secured	February 2025	PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,178	5,076	(10)
Codiak Biosciences, Inc.	Senior Secured	October 2025	PRIME + 5.00% or Floor rate of 8.25%, 5.50% Exit Fee	$25,000	25,531	25,191	(11)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Corium, Inc.	Senior Secured	September 2026	PRIME + 5.70% or Floor rate of 8.95%, 7.75% Exit Fee	$132,675	$132,127	$133,126	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	PRIME + 6.25% or Floor rate of 9.50%, 6.55% Exit Fee	$12,500	12,518	12,329	(14)
enGene, Inc.	Senior Secured	July 2025	PRIME + 5.00% or Floor rate of 8.25%, 6.35% Exit Fee	$7,000	6,909	6,909	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	PRIME + 5.90% or Floor rate of 9.15%, 9.86% Exit Fee	$58,125	58,070	58,070	(10)(11)(12)(14)(16)
Geron Corporation	Senior Secured	October 2024	PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$32,500	32,896	32,852	(10)(12)
Hibercell, Inc.	Senior Secured	May 2025	PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	17,107	17,036	(14)
Humanigen, Inc.	Senior Secured	March 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,333	19,972	(9)(10)
Kaleido Biosciences, Inc.	Senior Secured	January 2024	PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$5,776	6,937	1,880	(12)
Locus Biosciences, Inc.	Senior Secured	July 2025	PRIME + 6.10% or Floor rate of 9.35%, 4.95% Exit Fee	$8,000	8,012	7,956	(14)
Nabriva Therapeutics	Senior Secured	June 2023	PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$5,000	5,544	5,499	(5)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$87,848	87,147	85,646	(10)(12)(13)(14)(15)(16)
Redshift Bioanalytics, Inc.	Senior Secured	April 2025	PRIME + 4.25% or Floor rate of 7.50%, 3.80% Exit Fee	$1,500	1,472	1,472	(14)
Scynexis, Inc.	Senior Secured	March 2025	PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$18,667	18,431	18,349	(12)
Seres Therapeutics, Inc.	Senior Secured	October 2024	Prime + 6.40% or Floor rate of 9.65%, 4.98% Exit Fee	$37,500	38,263	38,263	(12)
Syndax Pharmaceutics Inc.	Senior Secured	April 2024	PRIME + 6.00% or Floor rate of 9.25%, 4.99% Exit Fee	$20,000	20,695	20,661	(12)(16)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	PRIME + 5.20% or Floor rate of 8.45%, 4.75% Exit Fee	$8,250	8,218	8,218	(10)(16)
TG Therapeutics, Inc.	Senior Secured	January 2026	PRIME + 2.15% or Floor rate of 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$51,751	50,980	50,980	(10)(12)(13)
uniQure B.V.	Senior Secured	December 2025	PRIME + 4.70% or Floor rate of 7.95%, 7.28% Exit Fee	$77,500	79,086	79,086	(5)(10)(11)(12)(15)
Unity Biotechnology, Inc.	Senior Secured	August 2024	PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$20,000	20,807	20,983
Valo Health, LLC	Senior Secured	May 2024	PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,606	11,541	(11)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,392	33,262	(11)(12)
Subtotal: 1-5 Years Maturity					954,284	946,947
Subtotal: Drug Discovery & Development (72.52%)*					974,367	967,030
Healthcare Services, Other
1-5 Years Maturity
Better Therapeutics, Inc.	Senior Secured	August 2025	PRIME + 5.70% or Floor rate of 8.95%, 5.95% Exit Fee	$8,000	8,007	7,932	(14)(16)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-Month LIBOR + 5.00% or Floor rate of 6.00%, PIK Interest 4.45%	$25,301	24,946	24,946	(13)(16)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	PRIME + 5.60% or Floor rate of 8.85%, 4.61% Exit Fee	$46,125	46,099	46,099	(12)(16)(18)
Equality Health, LLC	Senior Secured	February 2026	PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,582	35,254	35,176	(12)(13)(16)
Subtotal: 1-5 Years Maturity					114,306	114,153
Subtotal: Healthcare Services, Other (8.56%)*					114,306	114,153

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Information Services
1-5 Years Maturity
Capella Space Corp.	Senior Secured	November 2024	PRIME + 5.00% or Floor rate of 8.25%, PIK Interest 1.10%, 4.00% Exit Fee	$20,080	$19,903	$19,469	(13)(14)(18)
Yipit, LLC	Senior Secured	September 2026	1-month LIBOR + 9.08% or Floor rate of 10.08%	$31,875	31,291	30,730	(16)(17)
Subtotal: 1-5 Years Maturity					51,194	50,199
Subtotal: Information Services (3.76%)*					51,194	50,199
Internet Consumer & Business Services
Under 1 Year Maturity
Nextroll, Inc.	Senior Secured	June 2022	1-month LIBOR + 9.28% or Floor rate of 10.28%, 3.50% Exit Fee	$21,715	22,377	22,377	(12)(13)(18)
Subtotal: Under 1 Year Maturity					22,377	22,377
1-5 Years Maturity
AppDirect, Inc.	Senior Secured	August 2024	PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	31,592	32,371
Carwow LTD	Senior Secured	December 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£21,250	28,846	28,005	(5)(10)(13)
Convoy, Inc.	Senior Secured	March 2026	PRIME + 3.20% or Floor rate of 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$78,000	76,210	76,210	(15)(18)
ePayPolicy Holdings, LLC	Senior Secured	December 2024	3-month LIBOR + 8.50% or Floor rate of 9.50%	$8,117	7,971	8,117	(11)
Rhino Labs, Inc.	Senior Secured	March 2024	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$16,219	15,892	15,998	(13)(14)
RVShare, LLC	Senior Secured	December 2026	1-month LIBOR + 5.50% or Floor rate of 6.50%, PIK Interest 4.00%	$18,116	17,771	17,771	(13)(14)(16)
SeatGeek, Inc.	Senior Secured	June 2023	PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,683	60,160	60,765	(13)
Skyword, Inc.	Senior Secured	September 2024	PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,486	12,749	12,590	(13)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(13)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	97	(7)(8)(13)
Total Tectura Corporation				$31,953	21,513	8,347
Thumbtack, Inc.	Senior Secured	April 2026	PRIME + 4.95% or Floor rate of 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,000	9,863	9,863	(12)(16)
Veem, Inc.	Senior Secured	March 2025	PRIME + 4.00% or Floor rate of 7.25%, PIK Interest 1.25%	$5,000	4,882	4,882	(16)
Worldremit Group Limited	Senior Secured	February 2025	1-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$103,000	101,970	100,214	(5)(10)(12)(15)(18)
Subtotal: 1-5 Years Maturity					389,419	375,133
Greater than 5 Years Maturity
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$20,960	20,960	20,725	(9)(13)
Subtotal: Greater than 5 Years Maturity					20,960	20,725
Subtotal: Internet Consumer & Business Services (31.36%)*					432,756	418,235
Manufacturing Technology
Under 1 Year Maturity
Bright Machines, Inc.	Senior Secured	November 2022	PRIME + 5.70% or Floor rate of 8.95%, 6.95% Exit Fee	$15,000	15,138	15,138	(11)(18)
Subtotal: Under 1 Year Maturity					15,138	15,138
1-5 Years Maturity
MacroFab, Inc.	Senior Secured	March 2026	PRIME + 4.35% or Floor rate of 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$10,000	9,630	9,630	(16)
Subtotal: 1-5 Years Maturity					9,630	9,630
Subtotal: Manufacturing Technology (1.86%)*					24,768	24,768

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
1-5 Years Maturity
Lucira Health, Inc.	Senior Secured	February 2026	PRIME + 5.50% or Floor rate of 8.75%, 5.25% Exit Fee	$15,000	$14,803	$14,803
Subtotal: 1-5 Years Maturity					14,803	14,803
Subtotal: Medical Devices & Equipment (1.11%)*					14,803	14,803
Semiconductors
1-5 Years Maturity
Fungible, Inc.	Senior Secured	December 2024	PRIME + 5.00% or Floor rate of 8.25%, 4.95% Exit Fee	$20,000	19,208	19,208	(14)(18)
Subtotal: 1-5 Years Maturity					19,208	19,208
Subtotal: Semiconductors (1.44%)*					19,208	19,208
Software
Under 1 Year Maturity
Delphix Corp.	Senior Secured	February 2023	PRIME + 5.50% or Floor rate of 10.25%, 7.00% Exit Fee	$60,000	62,177	62,177	(12)(15)(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	October 2022	6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,953	55,953	(16)
Pymetrics, Inc.	Senior Secured	October 2022	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,509	9,760	9,846	(13)
Subtotal: Under 1 Year Maturity					127,890	127,976
1-5 Years Maturity
3GTMS, LLC	Senior Secured	February 2025	6-month LIBOR + 9.28% or Floor rate of 10.28%	$10,833	10,658	10,465	(16)(17)
Agilence, Inc.	Senior Secured	October 2026	1-Month LIBOR + 9.00% or Floor rate of 10.00%	$9,377	9,125	9,125	(16)
Annex Cloud	Senior Secured	February 2027	BSBY + 9.00% or Floor rate of 10.00%	$8,500	8,263	8,263	(16)
Brain Corporation	Senior Secured	April 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$15,041	14,953	14,953	(13)(14)(16)
Campaign Monitor Limited	Senior Secured	November 2025	6-month LIBOR + 8.90% or Floor rate of 9.9%	$33,000	32,488	33,000	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.89% or Floor rate of 9.89%	$17,978	17,495	17,154	(16)(17)
CloudBolt Software, Inc.	Senior Secured	October 2024	PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$10,000	9,966	10,040	(11)(12)(18)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50% or Floor rate of 8.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,000	9,884	9,884
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month LIBOR + 9.28% or Floor rate of 10.28%	$8,000	7,809	7,670	(16)
Dashlane, Inc.	Senior Secured	July 2025	PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 7.10% Exit Fee	$20,776	21,909	21,751	(11)(13)(16)(18)
Demandbase, Inc.	Senior Secured	August 2025	PRIME + 5.25% or Floor rate of 8.50%, 2.33% Exit Fee	$22,500	22,088	21,941	(16)(18)
Enmark Systems, Inc.	Senior Secured	September 2026	6-month LIBOR + 6.83% or Floor rate of 7.83%, PIK Interest 2.19%	$8,088	7,894	7,740	(11)(13)(16)(17)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96% or Floor rate of 10.96%	$21,000	20,728	20,687	(5)(10)(11)(17)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$5,007	4,775	4,770	(13)
Gryphon Networks Corp.	Senior Secured	January 2026	3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,112	5,124	(11)(16)
Ikon Science Limited	Senior Secured	October 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,825	6,648	6,663	(5)(10)(16)(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	$19,857	$19,997	(18)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month SOFR + 10.15% or Floor rate of 11.15%	$10,957	10,751	10,711	(17)
Logicworks	Senior Secured	January 2024	PRIME + 7.50% or Floor rate of 10.75%	$12,000	11,878	11,979	(12)
Mixpanel, Inc.	Senior Secured	August 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,523	20,443	21,172	(12)(13)(18)
Mobile Solutions Services	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,359	5,292	(16)(17)
	Senior Secured	December 2025	6-month LIBOR + 9.06% or Floor rate of 10.06%	$12,168	11,875	11,821	(16)(17)
Total Mobile Solutions Services				$17,668	17,234	17,113
Nuvolo Technologies Corporation	Senior Secured	July 2025	PRIME + 5.25% or Floor rate of 8.50%, 2.04% Exit Fee	$17,500	17,454	17,460	(12)(16)(18)
Pollen, Inc.	Senior Secured	November 2023	PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,467	7,570	7,412	(13)
	Senior Secured	November 2023	PRIME + 5.25% or Floor rate of 8.50%, PIK Interest 1.35%, 4.50% Exit Fee	$13,085	13,124	13,257	(13)(14)
Total Pollen, Inc.				$20,552	20,694	20,669
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,000	5,835	5,835	(16)(17)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,211	5,359	5,297	(13)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$11,116	10,817	10,777	(12)(16)(17)
Udacity, Inc.	Senior Secured	September 2024	PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,150	51,037	52,112	(12)(13)
VideoAmp, Inc.	Senior Secured	February 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$62,587	60,917	60,917	(13)(14)(18)
Zimperium, Inc.	Senior Secured	July 2024	6-month LIBOR + 8.95% or Floor rate of 9.95%	$17,452	17,151	17,111	(12)(17)
Subtotal: 1-5 Years Maturity					479,222	480,380
Subtotal: Software (45.62%)*					607,112	608,356
Sustainable and Renewable Technology
Under 1 Year Maturity
Impossible Foods, Inc.	Senior Secured	July 2022	PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$8,714	13,133	13,133	(12)
Subtotal: Under 1 Year Maturity					13,133	13,133
1-5 Years Maturity
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,000	3,000	2,986	(6)(13)
Subtotal: 1-5 Years Maturity					3,000	2,986
Subtotal: Sustainable and Renewable Technology (1.21%)*					16,133	16,119
Total: Debt Investments (179.34%)*					$2,410,284	$2,391,342

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Equity	10/21/2020	Common Stock	3,328	$—	$18
	Equity	4/11/2008	Preferred Series A	1,135,000	1,230	6,242
Total Peerless Network Holdings, Inc.				1,138,328	1,230	6,260
Subtotal: Communications & Networking (0.47%)*					1,230	6,260
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Equity	4/30/2010	Common Stock	42,989	128	362
Subtotal: Consumer & Business Products (0.03%)*					128	362
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	1,169	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	18,496	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	19,665
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	14,544	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	538
Subtotal: Diversified Financial Services (2.61%)*					28,444	34,747
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	176,730	1,329	51	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	15	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	120
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Equity	4/6/2015	Common Stock	2,498	309	15	(4)
Subtotal: Drug Delivery (0.02%)*					3,638	201
Drug Discovery & Development
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	746	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	8	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	119,087	1,000	86	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	1,063	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	4,304	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	2,348	(4)
Chemocentryx, Inc.	Equity	6/15/2020	Common Stock	17,241	1,000	432	(4)(10)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	239	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	20	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	217	(4)(10)
Genocea Biosciences, Inc.	Equity	11/20/2014	Common Stock	27,933	2,000	35	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	3,078	(14)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	130	(4)(10)
Kaleido Biosciences, Inc.	Equity	2/10/2021	Common Stock	86,585	1,000	-	(4)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,873	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	227	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	15	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	15	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	11	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	566	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	310	(4)(5)(10)(15)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Equity	12/11/2020	Preferred Series B	510,308	3,000	4,977
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	198,277	1,641	347	(4)
Subtotal: Drug Discovery & Development (1.58%)*					33,402	21,047
Electronics & Computer Hardware
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	1,563
Subtotal: Electronics & Computer Hardware (0.12%)*					1,500	1,563
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	3,162	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,267
Subtotal: Healthcare Services, Other (0.33%)*					6,781	4,429

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$2,783	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,825
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	-	3,592	(4)(19)
Subtotal: Information Services (0.76%)*					4,440	10,200
Internet Consumer & Business Services
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(20)
Brigade Group, Inc.	Equity	3/1/2013	Common Stock	9,023	93	-
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	634	(5)(10)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	315	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	875	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,190
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	9,609	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	3,868	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	444	(4)(19)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	5,783	(4)(19)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	649
	Equity	10/25/2016	Preferred Series A-1	108,710	632	246
Total OfferUp, Inc.				394,790	2,295	895
Oportun	Equity	6/28/2013	Common Stock	48,365	577	695	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	1,163	15	-
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	734
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	238
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	-	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	-	-	(7)
Total Tectura Corporation				415,994,863	900	-
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	188
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	317	1,177	(4)
Subtotal: Internet Consumer & Business Services (2.13%)*					22,150	28,455
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	-	28	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	586	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	614
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	-
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,716,107	1,002	6,661	(4)(19)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	143	(4)
Subtotal: Medical Devices & Equipment (0.56%)*					3,085	7,418
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	437
Subtotal: Semiconductors (0.03%)*					160	437
Software
3GTMS, LLC.	Equity	8/9/2021	Common Stock	1,000,000	1,000	920
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	12
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	-
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,513
	Equity	8/24/2017	Preferred Series 3	93,620	300	538
Total Druva Holdings, Inc.				552,461	1,300	3,051
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	-
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	6
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,669	19,474	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,516
	Equity	8/12/2021	Preferred Series F	52,956	280	171
Total SingleStore, Inc.				633,939	2,280	1,687
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,749	8,330	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,218
Subtotal: Software (2.60%)*					23,905	34,698

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	$250	$-
	Equity	6/16/2010	Preferred Series C	656,538	282	-
	Equity	2/8/2013	Preferred Series D	1,991,157	712	-
	Equity	7/14/2015	Preferred Series E	2,786,367	429	-
	Equity	12/18/2018	Preferred Series F	1,523,693	118	-
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	-
Total Gynesonics, Inc.				9,595,178	1,941	-
Subtotal: Surgical Devices (0.00%)*					1,941	-
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,770
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	-
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	-
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	498,978	5,167	1,844	(4)(6)(19)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,310
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	543	3,443	(4)
Subtotal: Sustainable and Renewable Technology (0.78%)*					12,812	10,367
Total: Equity Investments (12.01%)					$143,616	$160,184
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	$418	$-
Subtotal: Communications & Networking (0.00%)*					418	-
Consumer & Business Products
Grove Collaborative, Inc.	Warrant	4/30/2021	Common Stock	83,625	433	311
Penumbra Brands, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	-
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	1,928
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	-
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	1,364
Subtotal: Consumer & Business Products (0.27%)*					2,145	3,603
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	-
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	-
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	-	(4)
Subtotal: Drug Delivery (0.00%)*					465	-
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	1	(4)(5)(10)
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	1	(4)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	61	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	15,541	681	157	(4)(10)
Brickell Biotech, Inc.	Warrant	2/18/2016	Common Stock	9,005	119	-	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	207	(14)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	39	(4)
Concert Pharmaceuticals, Inc.	Warrant	6/8/2017	Common Stock	61,273	178	3	(4)(10)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	256	(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	84,714	64	29	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	7,806	267	-	(4)
Genocea Biosciences, Inc.	Warrant	4/24/2018	Common Stock	41,176	165	1	(4)
Motif Bio PLC	Warrant	1/27/2020	Common Stock	121,337,041	282	-	(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	181	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	6/27/2017	Common Stock	432,240	546	127	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	125	(4)(10)(14)(15)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	142,653	6	6	(14)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	110	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	-	(4)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	767	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	12	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	453
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	108,334	673	30	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	-	(4)
Subtotal: Drug Discovery & Development (0.19%)*					7,507	2,566

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	$101	$370	(4)
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	2,424
Subtotal: Electronics & Computer Hardware (0.21%)*					658	2,794
Healthcare Services, Other
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	110
Subtotal: Healthcare Services, Other (0.01%)*					114	110
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	-	(14)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	-	(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	449
Subtotal: Information Services (0.03%)*					645	449
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	-
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	187	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	240	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	962	(15)
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	102
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	53
Interactions Corporation	Warrant	6/16/2015	Preferred Series G-3	68,187	204	389
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	-	(14)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	87
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	287	(14)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	87	20	(4)
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	-	1,163
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	3,664
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	-
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	114	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	206	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	119	(12)
Total Snagajob.com, Inc.				3,611,537	860	325
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	-	90
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	543
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	783
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	126
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	704	(5)(10)(15)
	Warrant	8/27/2021	Preferred Series E	1,868	26	11	(5)(10)(15)
Total Worldremit Group Limited				79,083	155	715
Subtotal: Internet Consumer & Business Services (0.74%)*					5,989	9,852
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	196,335	151	151
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	525
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	2,088	(4)
Subtotal: Manufacturing Technology (0.21%)*					726	2,764
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	-
Subtotal: Media/Content/Info (0.00%)*					348	-
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	456	-
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	155,325	362	-	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	351	-	(12)
Total Flowonix Medical Incorporated				881,131	713	-
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	90
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	27	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	1,769	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	5	(4)
Subtotal: Medical Devices & Equipment (0.14%)*					2,035	1,891
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	1,173
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	164	(14)
Subtotal: Semiconductors (0.10%)*					850	1,337

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Software
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	$284	$665
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	90	(14)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	47
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	18
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	806	(4)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	471
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	4,659	(15)
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	579,898	480	448
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	55
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	121
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	106	26
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	-
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	452
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	288
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	-	-
Pymetrics, Inc.	Warrant	9/15/2020	Common Stock	150,943	77	165
RapidMiner, Inc.	Warrant	11/28/2017	Preferred Series C-1	4,982	24	24
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	335
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	-
SingleStore, Inc. (p.k.a. memsql, Inc.)	Warrant	4/28/2020	Preferred Series D	312,596	103	367
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	116
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	246
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	756	(14)
ZeroFox, Inc.	Warrant	5/7/2020	Preferred Series C-1	648,350	101	512
Zimperium, Inc.	Warrant	7/2/2021	Common Stock	20,563	72	49
Subtotal: Software (0.80%)*					7,087	10,716
Surgical Devices
Gynesonics, Inc.	Warrant	12/5/2012	Preferred Series C	33,670	13	-
TransMedics Group, Inc.	Warrant	11/7/2012	Common Stock	64,440	139	831	(4)
Subtotal: Surgical Devices (0.06%)*					152	831
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	-
Fulcrum Bioenergy, Inc.	Warrant	9/13/2012	Preferred Series C-1	280,897	274	784
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	149
	Warrant	4/7/2015	Preferred Series B	131,883	63	51
Total Halio, Inc.				456,883	218	200
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,609	338	-
Subtotal: Sustainable and Renewable Technology (0.07%)*					950	984
Total: Warrant Investments (2.84%)*					30,089	37,897
Total Investments in Securities (14.85%)*					$173,705	$198,081
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,413	2,911	(5)(10)(16)
Total: Investment Funds & Vehicles Investments (0.22%)*					$2,413	$2,911
Total: Investments (194.41%)*					$2,586,402	$2,592,334

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2022

(unaudited)

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 3.50% as of March 31, 2022. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 0.45%, 0.96%, and 1.47%, respectively, as of March 31, 2022.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $101.4 million, $93.6 million and $7.8 million, respectively. The tax cost of investments is $2.6 billion.
(3)
Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)
Except for warrants in 27 publicly traded companies and common stock in 38 publicly traded companies, all investments are restricted as of March 31, 2022 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
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
(8)
Debt is on non-accrual status as of March 31, 2022, and is therefore considered non-income producing. Note that as of March 31, 2022, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(15)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of March 31, 2022.
(16)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2022. Refer to “Note 11 - Commitments and Contingencies”.
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
(20)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2022, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.

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

The Company does not currently use Commodity Futures Trading Commission (“CFTC”) derivatives. However, to the extent that it uses CFTC derivatives in the future, it intends to do so below prescribed levels and will not market itself as a “commodity pool” or a vehicle for trading such instruments. The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a "commodity pool operator" under the CEA.

Hercules Capital IV, L.P. (“HC IV”) is our wholly owned Delaware limited partnership that was formed in December 2010. HC IV received a license to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”) on October 27, 2020. SBICs are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. Hercules Technology SBIC Management, LLC (“HTM”), is a wholly owned limited liability company subsidiary of the Company, which was formed in November 2003 and serves as the general partner of HC IV.

The Company has also established certain wholly owned subsidiaries, all of which are structured as Delaware corporations or Limited Liability Companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These subsidiaries are taxable entities and are not consolidated with Hercules for income tax purposes. The Company's taxable subsidiaries may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 Financial Services – Investment Companies (“ASC Topic 946”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to the Adviser Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.

Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

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

The Company performs periodic reassessments, usually quarterly, of whether it is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The Company also reconsiders whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework. As of March 31, 2022, the Company held no interests in a VIE.

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

As of March 31, 2022, approximately 96.3% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors (the “Board”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2022, the Company held $451 thousand (Cost basis $456 thousand) of foreign cash. As of December 31, 2021, the Company held $95 thousand (Cost basis $93 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions.

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both March 31, 2022 and December 31, 2021, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of March 31, 2022 and December 31, 2021 was $0.7 million and $0.6 million, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 11 – Commitments and Contingencies”.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $48.1 million of unamortized fees as of March 31, 2022, of which approximately $40.0 million was included as an offset to the cost basis of its current debt investments and approximately $8.1 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, the Company had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $0.3 million and $1.6 million in one-time fee income during the three months ended March 31, 2022 and 2021, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2022, the Company had approximately $37.2 million in exit fees receivable, of which approximately $32.9 million was included as a component of the cost basis of its current debt investments and approximately $4.3 million was a deferred receivable related to expired commitments. As of December 31, 2021, the Company had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of its current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $5.0 million and $2.6 million in PIK income during the three months ended March 31, 2022 and 2021, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three months ended March 31, 2022 and 2021.

Equity Offering Expenses

The Company’s offering expenses are charged against the proceeds from equity offerings when received as a reduction of capital upon completion of an offering of registered securities.

Debt

The debt of the Company is carried at amortized cost which is comprised of the principal amount borrowed net of any unamortized discount and debt issuance costs. Discounts and issuance costs are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 5 – Debt”). Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities. In the event that the debt is extinguished, either partially or in full, before maturity, the Company recognizes the gain or loss in the Consolidated Statement of Operations within net realized gains (losses) as a “Loss on debt extinguishment”.

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

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement, as defined below. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2022 or 2021. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three months ended March 31, 2022, the Company issued 60,326 shares, of common stock to stockholders in connection with the dividend reinvestment plan. During the three months ended March 31, 2021, the Company issued 66,997 shares, of common stock to stockholders in connection with the dividend reinvestment plan.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2022 and December 31, 2021.

(in thousands)	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$660	$—	$—	$660

Investments
Senior Secured Debt	$2,337,510	$—	$—	$2,337,510
Unsecured Debt	53,832	—	—	53,832
Preferred Stock	57,502	—	—	57,502
Common Stock	102,682	64,328	17,880	20,474
Warrants	37,897	—	7,531	30,366
	$2,589,423	$64,328	$25,411	$2,499,684
Investment Funds & Vehicles measured at Net Asset Value (1)	2,911
Total Investments excluding cash equivalents	$2,592,334

Total Investments including cash equivalents	$2,592,334
(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$561	$—	$—	$561

Investments
Senior Secured Debt	$2,156,709	$—	$—	$2,156,709
Unsecured Debt	52,890	—	—	52,890
Preferred Stock	69,439	—	—	69,439
Common Stock	115,271	84,460	8,843	21,968
Warrants	38,399	—	10,922	27,477
	$2,432,708	$84,460	$19,765	$2,328,483
Investment Funds & Vehicles measured at Net Asset Value (1)	1,814
Total Investments excluding cash equivalents	$2,434,522

Total Investments including cash equivalents	$2,434,522

(1)
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021.

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of March 31, 2022
Investments
Senior Secured Debt	$2,156,709	$(2,010)	$(8,696)	$292,683	$—	$(97,672)	$—	$(3,504)	$2,337,510
Unsecured Debt	52,890	—	(259)	1,201	—	—	—	—	53,832
Preferred Stock	69,439	2,867	(6,513)	2,903	(4,772)	—	—	(6,422)	57,502
Common Stock	21,968	—	2,241	—	—	—	207	(3,942)	20,474
Warrants	27,477	19	114	3,824	(1,068)	—	—	—	30,366
Other Assets
Escrow Receivable	561	277	—	167	(345)	—	—	—	660
Total	$2,329,044	$1,153	$(13,113)	$300,778	$(6,185)	$(97,672)	$207	$(13,868)	$2,500,344

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of March 31, 2021
Investments
Senior Secured Debt	$2,079,465	$(986)	$8,712	$293,287	$—	$(219,330)	$—	$—	$2,161,148
Unsecured Debt	14,970	—	(647)	9,591	—	—	—	—	23,914
Preferred Stock	58,981	—	(9,751)	2,687	(230)	—	—	—	51,687
Common Stock	27,398	—	12,372	3,336	—	—	—	—	43,106
Warrants	21,483	(410)	7,690	791	(159)	—	—	—	29,395
Other Assets
Escrow Receivable	65	567	—	—	(567)	—	—	—	65
Total	$2,202,362	$(829)	$18,376	$309,692	$(956)	$(219,330)	$—	$—	$2,309,315

(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the three months ended March 31, 2022 related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the three months ended March 31, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
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

For the three months ended March 31, 2022, approximately $7.3 million in net unrealized depreciation and $2.2 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $8.0 million and $0.3 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the three months ended March 31, 2021, approximately $9.2 million in net unrealized depreciation and $12.4 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $7.1 million and $7.1 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of March 31, 2022 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$267,330	Originated Within 4-6 Months	Origination Yield	9.88% - 13.03%	10.85%
	637,715	Market Comparable Companies	Hypothetical Market Yield	10.21% - 14.36%	11.77%
			Premium/(Discount)	(0.75%) - 0.75%	0.00%
	1,880	Liquidation	Collateral Recoverability	0.00% - 25.00%	25.00%

Technology	94,896	Originated Within 4-6 Months	Origination Yield	10.11% - 12.50%	11.66%
	663,272	Market Comparable Companies	Hypothetical Market Yield	9.17% - 15.42%	11.73%
			Premium/(Discount)	(0.25%) - 1.00%	0.14%
	20,725	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 35.00%	32.90%

Sustainable and Renewable Technology	2,986	Market Comparable Companies	Hypothetical Market Yield	10.88%	10.88%
			Premium/(Discount)	0.50%	0.50%

Lower Middle Market	71,045	Originated Within 4-6 Months	Origination Yield	10.81% - 11.51%	11.06%
	159,157	Market Comparable Companies	Hypothetical Market Yield	10.44% - 16.32%	10.99%
			Premium/(Discount)	(1.50%) - 1.50%	(0.64%)
	8,347	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

		Debt Investments Where Fair Value Approximates Cost
	242,405	Debt Investments originated within 3 months
	33,930	Imminent Payoffs (4)
	187,654	Debt Investments Maturing in Less than One Year
	$2,391,342	Total Level 3 Debt Investments

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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of March 31, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$27,805	Market Comparable Companies	EBITDA Multiple (2)	17.5x - 17.5x	17.5x
			Revenue Multiple (2)	0.8x - 14.2x	8.1x
			Tangible Book Value Multiple (2)	2.3x - 2.3x	2.3x
			Discount for Lack of Marketability (3)	16.42% - 30.96%	24.47%
	21,109	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(93.81%) - 68.62%	8.75%
	14,544	Discounted Cash Flow	Discount Rate (7)	17.74% - 26.99%	22.18%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	14,518	Other (6)
Warrant Investments	14,354	Market Comparable Companies	EBITDA Multiple (2)	17.5x - 17.9x	17.5x
			Revenue Multiple (2)	0.8x - 8.0x	4.7x
			Discount for Lack of Marketability (3)	16.42% - 32.75%	23.13%
	11,525	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(92.25%) - 68.62%	(3.81%)
	4,487	Other(6)
Total Level 3 Warrant and Equity Investments	$108,342

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

As of March 31, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.95 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the Union Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of March 31, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,296	$167,181	$—	$—	$167,181
July 2024 Notes	104,311	104,632	—	—	104,632
February 2025 Notes	49,665	48,862	—	—	48,862
June 2025 Notes	69,474	68,791	—	—	68,791
March 2026 A Notes	49,629	48,606	—	—	48,606
March 2026 B Notes	49,596	48,695	—	—	48,695
September 2026 Notes	320,622	290,584	—	—	290,584
January 2027 Notes	343,606	322,719	—	—	322,719
2033 Notes	38,745	41,520	—	41,520	—
Union Bank Facility	100,000	100,000	—	—	100,000
SMBC Facility	29,051	29,051	—	—	29,051
Total	$1,323,995	$1,270,641	$—	$41,520	$1,229,121

	December 31, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$145,498	$151,471	$—	$—	$151,471
2022 Notes	149,563	152,906	—	152,906	—
July 2024 Notes	104,238	110,496	—	—	110,496
February 2025 Notes	49,637	51,983	—	—	51,983
June 2025 Notes	69,433	72,031	—	—	72,031
March 2026 A Notes	49,605	52,646	—	—	52,646
March 2026 B Notes	49,570	52,751	—	—	52,751
September 2026 Notes	320,376	315,495	—	—	315,495
2033 Notes	38,718	42,672	—	42,672	—
2022 Convertible Notes	229,740	236,049	—	236,049	—
Union Bank Facility	—	—	—	—	—
SMBC Facility	29,925	29,925	—	—	29,925
Total	$1,236,303	$1,268,425	$—	$431,627	$836,798

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2022 and 2021.

(in thousands)			Three Months Ended March 31, 2022
Portfolio Company	Type	Fair Value as of March 31, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$614	$—	$—	$49	$—
Gibraltar Business Capital, LLC	Control	42,622	834	16	(1,227)	—
Hercules Adviser LLC	Control	24,694	111	—	2,554	—
Tectura Corporation	Control	8,347	170	—	78	—
Total Control Investments		$76,277	$1,115	$16	$1,454	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC	Affiliate	4,830	1,047	—	873	—
Total Affiliate Investments		$4,830	$1,047	$—	$753	$3,772
Total Control & Affiliate Investments		$81,107	$2,162	$16	$2,207	$3,772

(in thousands)			Three Months Ended March 31, 2021
Portfolio Company	Type	Fair Value as of March 31, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$50,301	$629	$8	$(8,090)	$—
Hercules Adviser LLC	Control	9,869	—	—	9,869	—
Tectura Corporation	Control	8,523	170	—	(77)	—
Total Control Investments		$68,693	$799	$8	$1,702	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,255	$—	$—	$2,040	$—
Pineapple Energy LLC	Affiliate	8,409	1	—	29	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	40	—
Total Affiliate Investments		$9,664	$1	$—	$2,109	$—
Total Control & Affiliate Investments		$78,357	$800	$8	$3,811	$—

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,337,510	90.1%	$2,156,709	88.6%
Unsecured Debt	53,832	2.1%	52,890	2.2%
Preferred Stock	57,502	2.2%	69,439	2.8%
Common Stock	102,682	4.0%	115,271	4.7%
Warrants	37,897	1.5%	38,399	1.6%
Investment Funds & Vehicles	2,911	0.1%	1,814	0.1%
Total	$2,592,334	100.0%	$2,434,522	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2022 and December 31, 2021 is shown as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,299,377	88.7%	$2,138,184	87.8%
United Kingdom	165,532	6.4%	169,407	7.0%
Netherlands	84,181	3.3%	82,925	3.4%
Canada	27,625	1.1%	27,673	1.1%
Israel	8,930	0.3%	8,980	0.4%
Ireland	5,499	0.2%	5,459	0.2%
Germany	1,190	0.0%	1,894	0.1%
Total	$2,592,334	100.0%	$2,434,522	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$993,554	38.2%	$967,383	39.7%
Software	653,770	25.2%	585,622	24.1%
Internet Consumer & Business Services	456,542	17.6%	395,506	16.3%
Healthcare Services, Other	118,692	4.6%	121,003	5.0%
Communications & Networking	105,811	4.1%	105,490	4.3%
Diversified Financial Services	67,854	2.6%	65,073	2.7%
Information Services	60,848	2.4%	74,417	3.1%
Consumer & Business Products	29,778	1.2%	28,099	1.2%
Manufacturing Technology	27,532	1.1%	14,995	0.6%
Sustainable and Renewable Technology	27,470	1.1%	39,387	1.6%
Medical Devices & Equipment	24,112	0.9%	12,612	0.5%
Semiconductors	20,982	0.8%	22,498	0.9%
Electronics & Computer Hardware	4,357	0.2%	1,040	0.0%
Surgical Devices	831	0.0%	1,029	0.0%
Drug Delivery	201	0.0%	368	0.0%
Total	$2,592,334	100.0%	$2,434,522	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2022 or December 31, 2021.

Unconsolidated Subsidiaries

In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2022 and March 31, 2021, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Internet Consumer & Business Services”, “Healthcare Services, Other”, and “Communications & Networking" sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company’s ten largest portfolio companies represented approximately 31.6% and 30.5% of the total fair value of the Company’s investments in portfolio companies, respectively. As of March 31, 2022 and December 31, 2021, the Company had seven and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2022, the Company had five equity investments representing approximately 44.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2021, the Company had six equity investments which represented approximately 49.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of March 31, 2022, approximately 72.9% of the Company’s debt investments at fair value were in a senior secured first lien position, with 36.9% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.2% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and 6.8% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 24.8% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.3% were unsecured.

As of December 31, 2021, approximately 77.0% of the Company’s debt investments at fair value were in a senior secured first lien position, with 37.5% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 31.6% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property and 7.9% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 20.6% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.4% were unsecured.

5. Debt

As of March 31, 2022 and December 31, 2021, the Company had the following available and outstanding debt:

	March 31, 2022			December 31, 2021
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures	$175,000	$175,000	$169,296	$175,000	$150,500	$145,498
2022 Notes	—	—	—	150,000	150,000	149,563
July 2024 Notes	105,000	105,000	104,311	105,000	105,000	104,238
February 2025 Notes	50,000	50,000	49,665	50,000	50,000	49,637
June 2025 Notes	70,000	70,000	69,474	70,000	70,000	69,433
March 2026 A Notes	50,000	50,000	49,629	50,000	50,000	49,605
March 2026 B Notes	50,000	50,000	49,596	50,000	50,000	49,570
September 2026 Notes	325,000	325,000	320,622	325,000	325,000	320,376
January 2027 Notes	350,000	350,000	343,606	—	—	—
2033 Notes	40,000	40,000	38,745	40,000	40,000	38,718
2022 Convertible Notes	—	—	—	230,000	230,000	229,740
Union Bank Facility (2)(3)	400,000	100,000	100,000	400,000	—	—
SMBC Facility (2) (3)	100,000	29,051	29,051	100,000	29,925	29,925
Total	$1,715,000	$1,344,051	$1,323,995	$1,745,000	$1,250,425	$1,236,303

(1)
Except for the SMBC Facility and Union Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
Availability subject to the Company meeting the borrowing base requirements.
(3)
From time to time, the Company may guarantee certain unfunded commitments through its credit facilities, which may reduce the amount available to draw.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
SBA Debentures	$5,704	$5,002
2022 Notes	—	300
July 2024 Notes	689	762
February 2025 Notes	335	363
June 2025 Notes	526	567
March 2026 A Notes	371	395
March 2026 B Notes	404	430
September 2026 Notes	4,378	4,624
January 2027 Notes	6,394	—
2033 Notes	1,255	1,282
2022 Convertible Notes	—	149
Union Bank Facility (1)	1,001	1,239
SMBC Facility (1)	893	922
Total	$21,950	$16,035

(1)
The Union Bank Facility and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three months ended March 31, 2022, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

	Three Months Ended March 31, 2022
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$550	$140	$—	$690	$749
2022 Notes	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	29	—	564	1,070
June 2025 Notes	754	40	—	794	—
March 2026 A Notes	563	24	—	587	1,125
March 2026 B Notes	569	26	—	595	1,138
September 2026 Notes	2,174	204	—	2,378	4,266
January 2027 Notes	2,395	161	—	2,556	—
2033 Notes	625	27	—	652	625
2022 Convertible Notes	923	149	—	1,072	5,004
Wells Facility	—	—	—	—	—
Union Bank Facility	114	237	567	918	—
SMBC Facility	182	49	65	296	236
Total	$11,647	$1,210	$632	$13,489	$19,010

(1)
Interest expense includes amortization of original issue discounts for the three months ended March 31, 2022 of $23 thousand, $112 thousand, $42 thousand, and $98 thousand, related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, and January 2027 Notes, respectively.

For the three months ended March 31, 2021, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

	Three Months Ended March 31, 2021
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$592	$215	$—	$807	$1,553
2022 Notes	1,776	90	—	1,866	—
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	28	—	563	1,070
April 2025 Notes(2)	985	95	—	1,080	984
June 2025 Notes	755	41	—	796	—
March 2026 A Notes	562	22	—	584	750
March 2026 B Notes	170	8	—	178	—
September 2026 Notes	—	—	—	—	—
2033 Notes	625	27	—	652	625
2027 Asset-Backed Notes(2)	1,775	646	—	2,421	1,837
2028 Asset-Backed Notes(2)	2,892	333	—	3,225	2,929
2022 Convertible Notes	2,683	223	—	2,906	5,031
Wells Facility(2)	—	44	156	200	—
Union Bank Facility	148	326	472	946	75
Total	$14,750	$2,172	$628	$17,550	$17,358

(1)
Interest expense includes amortization of original issue discounts of $41 thousand and $168 thousand relate to the 2022 Notes and 2022 Convertible Notes, respectively, for the three months ended March 31, 2021.
(2)
The April 2025 Notes, 2027 Asset-Backed Notes and 2028 Asset-Backed Notes were retired on July 1, 2021 and October 20, 2021, respectively. The Wells Facility was terminated on November 29, 2021.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company reported the following SBA debentures outstanding principal balances as of March 31, 2022 and December 31, 2021:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2022	December 31, 2021
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	—
January 21, 2022	March 1, 2032	3.21%	20,000	—
Total SBA Debentures			$175,000	$150,500

(1)
Interest rates are fixed rates set based on the pooling date of each debenture. The rates shown above are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of March 31, 2022 and December 31, 2021.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of March 31, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures and has paid the SBA commitment fees and facility fees of approximately $1.75 million and $4.2 million, respectively.

As of March 31, 2022, the Company held investments in HC IV in 17 companies with a fair value of approximately $267.4 million, accounting for approximately 10.3% of the Company’s total investment portfolio. Further, HC IV held approximately $270.8 million in tangible assets which accounted for approximately 10.1% of the Company’s total assets as of March 31, 2022.

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% interest-bearing unsecured notes that mature on October 23, 2022 (the “2022 Notes”), unless repurchased in accordance with their terms. Interest on the 2022 Notes is due semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018. On February 22, 2022, pursuant to the redemption terms of the 2025 Notes indenture, the Company fully repaid the aggregate outstanding $150.0 million of principal and $2.3 million of accrued interest. In addition, the Company paid $3.3 million of prepayment premium fees, which together with the accelerated recognition of $0.3 million of debt issuance costs was recognized as a realized loss on extinguishment of the debt.

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

January 2027 Notes

On January 20, 2022, the Company issued $350.0 million in aggregate principal amount of 3.375% interest-bearing unsecured notes due January 20, 2027 (the “January 2027 Notes”), unless repurchased in accordance with the terms of the Eight Supplemental Indenture, dated January 20, 2022. The issuance of the January 2027 Notes generated net proceeds of approximately $343.4 million.

The aggregate offering expenses in connection with the transaction, including the underwriter’s discount and commissions, were approximately $4.1 million of costs and $2.5 million related to the discount. Interest on the January 2027 Notes is payable semi-annually in arrears on January 20 and July 20 of each year, commencing on July 20, 2022. The January 2027 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the January 2027 Notes at any time, or from time to time, at the redemption price set forth under the terms of the January 2027 Notes Indenture.

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

Credit Facilities

As of March 31, 2022 and December 31, 2021, the Company has two available credit facilities, the Union Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the three months ended March 31, 2022 and year ended December 31, 2021, the weighted average interest rate was 2.68% and 2.54%, respectively, and the average debt outstanding under the Credit Facilities was $44.3 million and $28.8 million, respectively.

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

Taxable income for the three months ended March 31, 2022, was approximately $33.2 million or $0.28 per share. Taxable net realized gains for the same period were $3.7 million or approximately $0.03 per share. Taxable income for the three months ended March 31, 2021, was approximately $34.9 million or $0.31 per share. Taxable net realized gains for the same period were $8.8 million or approximately $0.08 per share.

For the three months ended March 31, 2022, the Company paid approximately $7.1 million of income tax, including excise tax, and had $0.8 million of accrued but unpaid tax expense as of March 31, 2022. For the three months ended March 31, 2021, the Company paid approximately $3.5 million of income tax, including excise tax, and had $1.0 million accrued but unpaid tax expense as of March 31, 2021.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

During the three months ended March 31, 2022, the Company declared and paid distributions of $0.48 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of March 31, 2022, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

7. Stockholders’ Equity

On July 2, 2020, the Company entered into an At-The-Market (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”) (the “2020 Equity Distribution Agreement”). The 2020 Equity Distribution Agreement provides that the Company may offer and sell up to 16.5 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2022, the Company sold approximately 4.9 million shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $85.2 million, including $0.9 million of offering expenses. During the three months ended March 31, 2021, there were no shares sold under the 2020 Equity Distribution Agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2022, approximately 10.7 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement.

The Company has issued stock options for common stock subject to future issuance, of which 171,239 and 210,569 were outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended March 31, 2022, and 2021, the Company recognized $4.4 million, and $2.7 million of stock based compensation expense in the Consolidated Statement of Operations, respectively. As of March 31, 2022, and 2021, approximately $22.2 million and $20.9 million of total unrecognized compensation costs expected to be recognized over the next 2.1 and 2.1 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, and generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms (the “Service Vesting Awards”). The grant date fair value of Service Vesting Awards granted during the three months ended March 31, 2022, and 2021, were approximately $10.4 million, and $10.7 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three months ended March 31, 2022, and 2021, are summarized below:

	Three months ended March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,037,848	$14.51	989,100	$13.69
Granted	593,745	$17.49	731,662	$14.73
Vested (1)	(331,049)	$14.41	(301,053)	$13.85
Forfeited	(9,619)	$15.93	(39,841)	$14.37
Unvested Shares End of Period	1,290,925	$15.90	1,379,868	$14.25

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

In addition to the restricted stock equity based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the periods ended March 31, 2022 and 2021, was approximately $10,000 and $6,000, respectively. During the periods ended March 31, 2022 and 2021, approximately $15,000, and $7,000, of share-based cost due to stock option grants was expensed, respectively.

Performance-Vesting Awards

The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). The total compensation will be determined by the Company’s TSR relative to specified BDCs during a specified performance period. Depending on the results achieved during the specified performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target shares granted. The Performance Awards typically vest after four years, and generally may not be disposed until one year post vesting. The Company determines the fair values of the Performance Awards at the grant date using a Monte-Carlo simulation multiplied by the target payout level and is recognized over the service period. For each of the three months ended March 31, 2022, and 2021, there were 487,409 shares of unvested Performance Awards and there were no Performance Awards granted or vested during either period. For certain Performance Awards, distribution equivalent units (“DEUs”) will accrue in the form of additional shares, but will not be paid unless the Performance Awards to which such DEUs relate actually vest. No DEUs have been issued during the periods ended March 31, 2022, or 2021.

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

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of March 31, 2022, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three year service term.

As of March 31, 2022, all Liability Awards are unvested and there was approximately $3.8 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.0 years. For the three months ended March 31, 2022, there was approximately $1.3 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $7.0 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

As of March 31, 2021, all Liability Awards are unvested and there was approximately $1.6 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.1 years. For the three months ended March 31, 2021, there was approximately $0.3 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $4.3 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator
Net (decrease) increase in net assets resulting from operations	$(3,336)	$64,163
Less: Distributions declared-common and restricted shares	(57,882)	(42,795)
(Over-)Undistributed earnings	(61,218)	21,368
Undistributed earnings-common shares	(61,218)	21,145
Add: Distributions declared-common shares	57,261	42,349
Numerator for basic and diluted change in net assets per common share	$(3,957)	$63,494

Denominator
Basic weighted average common shares outstanding	118,296	114,304
Common shares issuable	—	499
Weighted average common shares outstanding assuming dilution	118,296	114,803

Change in net assets per common share
Basic	$(0.03)	$0.56
Diluted	$(0.03)	$0.55

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share. For the three months ended March 31, 2022, as the Company had a net loss, the effect of unvested stock options, restricted stock units and awards, and Performance Awards were anti-dilutive, and therefore have been excluded from the calculation of diluted loss per share.

As disclosed in “Note 5 – Debt”, on February 1, 2022, the Company fully repaid the 2022 Convertible Notes. As these notes were fully repaid, there is no dilutive impact for the current period ended March 31, 2022. For the three months ended March 31, 2021, the effect of the 2022 Convertible Notes under the treasury stock method was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2022, and 2021, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three months ended March 31,
Anti-dilutive Securities	2022	2021
2022 Convertible Notes	—	816,703
Unvested common stock options	31,354	177
Unvested restricted stock units	32,697	—
Unvested restricted stock awards	—	1,449
Unvested Performance Awards	547,626	—

As of both March 31, 2022 and December 31, 2021, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share data (1):
Net asset value at beginning of period	$11.22	$11.26
Net investment income	0.30	0.30
Net realized gain (loss)	(0.02)	0.07
Net unrealized appreciation (depreciation)	(0.31)	0.19
Total from investment operations	(0.03)	0.56
Net increase (decrease) in net assets from capital share transactions (1)	0.08	(0.11)
Distributions of net investment income (6)	(0.48)	(0.37)
Stock-based compensation expense included in investment income (2)	0.03	0.02
Net asset value at end of period	$10.82	$11.36

Ratios and supplemental data (in thousands, except per share data):
Per share market value at end of period	$18.07	$16.03
Total return (3)	11.97%	13.64%
Shares outstanding at end of period	123,194	115,768
Weighted average number of common shares outstanding	118,296	114,304
Net assets at end of period	$1,333,448	$1,315,394
Ratio of total expense to average net assets (4)	8.82%	10.57%
Ratio of net investment income before investment gains and losses to average net assets (4)	10.75%	10.69%
Portfolio turnover rate (5)	3.81%	9.09%
Weighted average debt outstanding	$1,341,941	$1,287,712
Weighted average debt per common share	$11.34	$11.27

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
(3)
The total return for the three months ended March 31, 2022, and 2021, equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the three months ended March 31, 2022, and 2021, equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2022, are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect its financial condition or business outlook. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of March 31, 2022, and December 31, 2021, the Company had approximately $371.3 million and $286.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. These amounts also exclude unfunded commitments related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2022, and December 31, 2021, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2022	December 31, 2021
Debt Investments:
Phathom Pharmaceuticals, Inc.	$43,250	$43,250
Thumbtack, Inc.	40,000	—
Vida Health	40,000	—
Skydio, Inc.	37,500	37,500
Syndax Pharmaceutics Inc.	30,000	30,000
Blue Sprig Pediatrics, Inc.	20,000	30,000
Dashlane, Inc.	20,000	19,300
G1 Therapeutics, Inc.	19,375	19,375
Equality Health, LLC	17,500	17,500
Brain Corporation	15,000	20,000
Carbon Health Technologies, Inc.	11,625	11,625
RVShare, LLC	10,500	13,500
BridgeBio Pharma, Inc.	10,000	—
Nuvolo Technologies Corporation	10,000	—
Tarsus Pharmaceuticals, Inc.	8,250	—
MacroFab, Inc.	7,000	—
Veem, Inc.	5,000	—
Better Therapeutics, Inc.	4,000	4,000
Ceros, Inc.	3,845	3,845
Demandbase, Inc.	3,750	9,375
Yipit, LLC	2,250	2,250
Khoros (p.k.a Lithium Technologies)	1,812	1,812
ThreatConnect, Inc.	1,600	1,600
Ikon Science Limited	1,050	1,050
3GTMS, LLC	833	1,583
Agilence, Inc.	800	800
Mobile Solutions Services	743	424
Cybermaxx Intermediate Holdings, Inc.	471	471
Enmark Systems, Inc.	457	457
Annex Cloud	386	—
ShadowDragon, LLC	333	333
Gryphon Networks Corp.	268	268
Cytracom Holdings LLC	225	225
ePayPolicy Holdings, LLC	—	250
Bicycle Therapeutics PLC	—	10,000
Logicworks	—	2,000
Pineapple Energy LLC	—	120
Total Unfunded Debt Commitments:	367,823	282,913

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	3,457	3,839
Total Unfunded Commitments in Investment Funds & Vehicles:	3,457	3,839

Total Unfunded Commitments	$371,280	$286,752

(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $39.7 million and $34.9 million of unfunded commitments as of March 31, 2022, and December 31, 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	March 31, 2022	December 31, 2021
Unfunded Debt Commitments:
Expiring during:
2022	$251,811	$199,681
2023	28,750	43,675
2024	73,550	25,800
2025	1,801	2,232
2026	11,525	11,525
2027	386	—
Total Unfunded Debt Commitments	367,823	282,913

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	3,457	3,839
Total Unfunded Commitments in Investment Funds & Vehicles	3,457	3,839
Total Unfunded Commitments	$371,280	$286,752

The following tables provide the Company’s contractual obligations as of March 31, 2022 and December 31, 2021:

As of March 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,344,051	$—	$255,000	$874,051	$215,000
Lease and License Obligations (4)	8,683	3,299	2,741	1,816	827
Total	$1,352,734	$3,299	$257,741	$875,867	$215,827

As of December 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,250,425	$380,000	$105,000	$574,925	$190,500
Lease and License Obligations (4)	8,283	3,120	2,958	1,427	778
Total	$1,258,708	$383,120	$107,958	$576,352	$191,278

(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in an investment fund.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of March 31, 2022. There was also $29.1 million outstanding under the SMBC Facility and $100.0 million outstanding under the Union Facility as of March 31, 2022.
(3)
Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)
Facility leases and licenses including short-term leases.
(5)
Includes $150.5 million in principal outstanding under the SBA Debentures, $150.0 million of the 2022 Notes, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, and $230.0 million of the 2022 Convertible Notes as of December 31, 2021. There was also $29.9 million outstanding under the SMBC Facility and no amounts outstanding under the Union Facility as of December 31, 2021.

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. For the three months ended March 31, 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million. For the three months ended March 31, 2021, total rent expense, including short-term leases, amounted to approximately $0.8 million. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of March 31, 2022, and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total operating lease cost	$703	$738
Cash paid for amounts included in the measurement of lease liabilities	$594	$578

	As of March 31, 2022	As of March 31, 2021
Weighted-average remaining lease term (in years)	4.26	3.94
Weighted-average discount rate	4.74%	5.43%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2022:

(in thousands)	As of March 31, 2022
2022	$2,372
2023	2,305
2024	653
2025	693
Thereafter	1,512
Total lease payments	7,535
Less: imputed interest	(659)
Total operating lease liability	$6,876

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

12. Related Party Transactions

As disclosed in “Note 2 – Summary of Significant Accounting Policies”, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. Refer to “Note 4 – Investments” for information related to income, gains and losses recognized related to the Company’s investment.

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2022, are net of expenses allocated to the Adviser Subsidiary of $1.4 million. As of March 31, 2022, the Adviser Subsidiary owed the Company $0.1 million related to settlement of investment assignments to the Adviser Funds. The Company’s total expenses for the three months ended March 31, 2021, are net of expenses allocated to the Adviser Subsidiary of $0.9 million. As of March 31, 2021, there was $1.0 million receivable from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the three months ended March 31, 2022, $108.1 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the three months ended March 31, 2022, fundings of $61.1 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $27.0 million from the Adviser Funds relating to the assigned investments during the three months ended March 31, 2022.

During the three months ended March 31, 2021, $63.8 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the three months ended March 31, 2021, fundings of $48.3 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $48.0 million from the Adviser Funds relating to the assigned investments during the three months ended March 31, 2021.

13. Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments  Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Finance Instruments  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables  Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard to have a material impact to the consolidated financial statements and related disclosures.

14. Subsequent Events

Distribution Declaration

On April 27, 2022, the Board declared a cash distribution of $0.33 per share to be paid on May 24, 2022 to stockholders of record as of May 17, 2022. In addition to the cash distribution, and as part of the declared supplemental cash distribution of $0.60 per share to be paid in four quarterly distributions of $0.15, the Board declared a supplemental cash distribution of $0.15 per share to be paid on May 24, 2022 to stockholders of record as of May 17, 2022. Including the $0.15 per share supplemental cash distribution paid to stockholders of record as of March 9, 2022, the Board has declared a total of $0.30 per share of the $0.60 per share supplemental cash distribution declared on February 16, 2022.

Equity Offering

During April 2022, through its ATM program, the Company sold approximately 0.7 million shares of common stock for $13.3 million of net proceeds.

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
•
the occurrence and impact of macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 22, 2022 and under “Forward-Looking Statements” of this Item 2.

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

We have established Hercules Adviser LLC, a wholly owned registered investment adviser subsidiary. The Adviser Subsidiary provides investment advisory and related services to the Advisor Funds and External Parties. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1  Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for income tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions which may include, depending on the transaction and without limitation, the approval of our Board, required regulatory or third-party consents, and/or the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.6 billion and $2.4 billion as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt investment portfolio as of March 31, 2022 was approximately $2.4 billion, compared to a fair value of approximately $2.2 billion at December 31, 2021. The fair value of the equity portfolio as of March 31, 2022 was approximately $160.2 million, compared to a fair value of approximately $184.7 million as of December 31, 2021. The fair value of the warrant portfolio as of March 31, 2022 was approximately $37.9 million, compared to a fair value of approximately $38.4 million as of December 31, 2021.

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

During the three months ended March 31, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total of $615.2 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $108.1 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $61.1 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

During the three months ended March 31, 2021, Hercules and the Adviser Funds directly committed or originated an aggregate total of $531.0 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $63.8 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $48.3 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

Our portfolio activity for the three months ended March 31, 2022 and March 31, 2021 was comprised of the following:

(in millions)	March 31, 2022	March 31, 2021
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$448.9	$398.0
Existing portfolio company	163.3	127.7
Sub-total	$612.2	$525.7
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(107.6)	(63.0)
Net Total Debt Commitments	$504.6	$462.7
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$245.0	$255.2
Existing portfolio company	103.2	94.0
Sub-total	$348.2	$349.2
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(60.6)	(47.5)
Net Total Debt Fundings	$287.6	$301.7
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$—	$3.2
Existing portfolio company	3.4	2.9
Sub-total	$3.4	$6.1
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(0.5)	(0.8)
Net Total Equity and Investments Funds and Vehicle Fundings	$2.9	$5.3
Unfunded Contractual Commitments (4)
Total	$371.3	$257.9
Non-Binding Term Sheets
New portfolio company	$564.8	$101.1
Existing portfolio company	80.7	126.3
Total	$645.5	$227.4

(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $39.7 million and $4.4 million, of unfunded commitments as of March 31, 2022, and 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2022, we received approximately $96.2 million in aggregate principal repayments. Of the approximately $96.2 million of aggregate principal repayments, approximately $11.3 million were scheduled principal payments and approximately $84.9 million were early principal repayments related to 10 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2022 and March 31, 2021 was as follows:

(in millions)	March 31, 2022	March 31, 2021
Beginning portfolio	$2,434.5	$2,354.1
New fundings and restructures	351.6	355.3
Fundings allocated to the Advisor Funds(1)	(61.1)	(48.4)
Warrants not related to current period fundings	0.7	0.6
Principal payments received on investments	(11.3)	(18.3)
Early payoffs	(84.9)	(191.5)
Accretion of loan discounts and paid-in-kind principal	12.8	10.6
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.5)	(9.5)
New loan fees	(3.2)	(5.0)
Sale of investments	(8.8)	(12.5)
Gain (loss) on investments due to sales or write offs	1.2	7.2
Net change in unrealized appreciation (depreciation)	(37.7)	21.8
Ending portfolio	$2,592.3	$2,464.4

(1)
Funded amounts include $34.1 million direct fundings of investments made by the Adviser Funds, for the three months ended March 31, 2022. There were no direct fundings for three months ended March 31, 2021.

As of March 31, 2022, we held debt, warrants, or equity positions in one company that has filed a registration statement on Form S-1 with the SEC in contemplation of a potential initial public offering, and four companies that have filed definitive agreements for reverse merger initial public offerings with special purpose acquisition companies. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Number of portfolio companies with debt outstanding	97	92
Percentage of debt bearing a floating rate	94.7%	94.0%
Percentage of debt bearing a fixed rate	5.3%	6.0%
Weighted average core yield (1)	11.1%	11.4%
Weighted average effective yield (2)	11.5%	12.9%
Prime rate at the end of the period	3.5%	3.3%

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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2022, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.0% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $48.1 million of unamortized fees as of March 31, 2022, of which approximately $40.0 million was included as an offset to the cost basis of our current debt investments and approximately $8.1 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, we had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of our current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2022, we had approximately $37.2 million in exit fees receivable, of which approximately $32.9 million was included as a component of the cost basis of our current debt investments and approximately $4.3 million was a deferred receivable related to expired commitments. As of December 31, 2021, we had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of our current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $5.0 million and $2.6 million in PIK income during the three months ended March 31, 2022 and 2021, respectively.

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

	March 31, 2022	March 31, 2021
Total Yield	10.7%	11.9%
Effective Yield	11.5%	13.2%
Core Yield (Non-GAAP)	11.1%	11.6%

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

(in thousands)	March 31, 2022	March 31, 2021
GAAP Basis:
Total investment income	$65,157	$68,759
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments	(2,248)	(8,149)
Non-GAAP Basis:
Core investment income	$62,909	$60,610

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

Another financial measure that we monitor is the total return for our investors, was approximately 12.0% and 13.6% during the three months ended March 31, 2022 and 2021, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$993,554	38.2%	$967,383	39.7%
Software	653,770	25.2%	585,622	24.1%
Internet Consumer & Business Services	456,542	17.6%	395,506	16.3%
All other industries (1)	488,468	19.0%	486,011	19.9%
Total	$2,592,334	100.0%	$2,434,522	100.0%

(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2022, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the three months ended March 31, 2022 and the year ended December 31, 2021, our ten largest portfolio companies represented approximately 31.6% and 30.5% of the total fair value of our investments in portfolio companies, respectively. As of March 31, 2022 and December 31, 2021, we had seven and six investments that represented 5% or more of our net assets, respectively. As of March 31, 2022, we had five equity investments representing approximately 44.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2021, we had six equity investments which represented approximately 49.6% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, approximately 94.7% and 94.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in structured debt have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2022, we held warrants in 103 portfolio companies, with a fair value of approximately $37.9 million. The fair value of our warrant portfolio decreased by approximately $0.5 million, as compared to a fair value of $38.4 million as of December 31, 2021, primarily related to the decrease in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $70.3 million to exercise such warrants as of March 31, 2022. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2022 and December 31, 2021, respectively:

(in thousands)	March 31, 2022			December 31, 2021
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$468,973	19.6%	15	$408,975	18.5%
2	53	1,280,321	53.6%	47	1,208,323	54.7%
3	26	631,821	26.4%	28	581,424	26.3%
4	2	10,227	0.4%	1	8,269	0.4%
5	0	—	0.0%	1	2,608	0.1%
	97	$2,391,342	100.0%	92	$2,209,599	100.0%

As of March 31, 2022, our debt investments had a weighted average investment grading of 2.10 on a cost basis, as compared to 2.10 as of December 31, 2021. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans, and therefore have been downgraded until their funding is complete or their operations improve.

As the COVID-19 pandemic and other macro-economic events (such as the ongoing war in Ukraine) cause disruption to markets and businesses, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational, and economic challenges created by these events. This includes continuing to proactively assess and manage potential risks across our debt investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2022 and December 31, 2021:

	As of March 31,		As of December 31,
	2022		2021
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,573	99.5%	$2,367	99.0%
Non-accrual	13	0.5%	24	1.0%
Total Investments	$2,586	100.0%	$2,391	100.0%

Debt investments are placed on non-accrual status when it is probable that principal, interest, or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, we cease to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay our current and future contractual obligations. We may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

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

Results of Operations

Refer below for a discussion of our operating results for three months ended March 31, 2022 as compared to the same period for 2021.

Investment Income

Total investment income for the three months ended March 31, 2022 was approximately $65.2 million as compared to approximately $68.8 million for the three months ended March 31, 2021. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest income	$49,544	$49,220
Exit fee interest income	6,726	10,817
PIK interest income	4,975	2,561
Other interest income (1)	1,007	1,184
Total interest income	$62,252	$63,782

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended March 31, 2022 totaled approximately $62.3 million as compared to approximately $63.8 million for the three months ended March 31, 2021. The decrease in interest income for the three months ended March 31, 2022 as compared to the same period ended March 31, 2021, was primarily attributable to a decline in overall portfolio yields.

Of the $62.3 million in interest income for the three months ended March 31, 2022, approximately $61.1 million represents recurring income from the contractual servicing of our loan portfolio and approximately $1.1 million represent income related to the acceleration of income due to early loan repayments and other one-time events during the period. Of the $63.8 million in interest income for the three months ended March 31, 2021, approximately $58.1 million represents income from recurring interest and approximately $5.7 million represents the acceleration of interest income due to early loan repayments and other one-time events during the period.

The following table shows the PIK-related activity for the three months ended March 31, 2022 and 2021, at cost:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning PIK interest receivable balance	$11,801	$14,817
PIK interest income during the period	4,975	2,561
Payments received from PIK loans	(2,081)	(1,394)
Realized gain (loss)	(367)	—
Ending PIK interest receivable balance	$14,328	$15,984

The increase in PIK interest income during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is due to an increase in the weighted average principal outstanding for loans on accrual which bear PIK interest. PIK accrued (capitalized) to principal but not recorded as income during the three months ended March 31, 2022 and 2021 includes the portion of PIK receivable that is capitalized as principal on the restructuring of loans, as applicable. Payments on PIK loans are normally received only in the event of payoffs. PIK receivable at both March 31, 2022 and March 31, 2021 represented less than 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2022 totaled approximately $2.9 million, as compared to approximately $5.0 million for the three months ended March 31, 2021. The decrease in fee income for the three months ended March 31, 2022 is primarily due to a decrease in the acceleration of unamortized fees, and one-time fees due to lower volume of early repayments.

Of the $2.9 million, in fee income from commitment, facility, and loan related fees for the three months ended March 31, 2022, approximately $1.8 million represented income from recurring fee amortization, approximately $0.3 million represented the acceleration of unamortized fees from expired commitments and loan amendments, and approximately $0.8 million represented income related to the acceleration of unamortized fees during the period.

Of the $5.0 million in fee income from commitment, facility, and loan related fees for the three months ended March 31, 2021, approximately $1.9 million represented income from recurring fee amortization, and approximately $0.6 million represented the acceleration of unamortized fees from expired commitments, and approximately $2.5 million represented income related to the acceleration of unamortized fees during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2022 or 2021.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. Our net operating expenses totaled approximately $29.4 million and $34.2 million during the three months ended March 31, 2022 and 2021, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $13.5 million and $17.6 million for the three months ended March 31, 2022 and 2021, respectively. Our lower weighted average borrowing costs during the three months ended March 31, 2022, resulted in a decline of interest and fee expenses as compared to the three months ended March 31, 2021.

We had a weighted average cost of debt of approximately 4.0% and 5.5% for the three months ended March 31, 2022 and 2021, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The decrease in the weighted average cost of debt for the three months ended March 31, 2022, as compared to 2021, was attributable to our refinancing activities undertaken in the past year.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $3.8 million from $3.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses for the three months ended March 31, 2022 is primarily attributable to an increase in information technology related expenses. Tax expenses primarily relate to excise tax accruals. Tax expenses were $0.7 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $8.3 million, for the three months ended March 31, 2022 as compared to approximately $9.8 million, for the three months ended March 31, 2021. The decrease between the three months ended March 31, 2022 and 2021 was primarily due to a decrease in variable compensation.

Employee stock-based compensation totaled approximately $4.4 million, for the three months ended March 31, 2022 as compared to approximately $2.7 million, for the three months ended March 31, 2021. The increase between the comparative periods was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2022 and 2021, are net of expenses allocated to the Adviser Subsidiary of $1.4 million and $0.9 million, respectively. As of March 31, 2022 and 2021, $0.1 million and $1.0 million remained receivable from the Adviser Subsidiary related to the expenses allocated during the period.

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

A summary of net realized gains and losses for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Realized gains	$5,044	$9,504
Realized losses	(3,739)	(1,734)
Realized loss on debt extinguishment	(3,686)	—
Net realized gains (losses)	$(2,381)	$7,770

During the three months ended March 31, 2022, we recognized net realized losses of $2.4 million on the portfolio. The net realized loss was comprised of gross realized gains of $5.0 million primarily from the sale of our equity position in Black Crow AI, Inc. Our gains were partially offset by gross realized losses of $3.7 million primarily from the write-off of our investments in Regent Education and Medrobotics Corporation during the period. In addition, as part of the retirement of the 2022 Notes we incurred a $3.7 million loss on debt extinguishment, which was related to fees, accrued interest, and the acceleration of debt issuance costs amortization. The $3.7 million is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations for the three months ended March 31, 2022.

During the three months ended March 31, 2021, we recognized net realized gains of $7.8 million on the portfolio. The net realized gains was comprised of gross realized gains of $9.5 million primarily from the sale of DoorDash, Inc. and TransMedics Group, Inc. Our gains were partially offset by gross realized losses of $1.7 million primarily from the write-off of our investment in Sebacia, Inc. during the period. There were no debt extinguishment losses recognized during the three months ended March 31, 2021.

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Board. The following table summarizes the movements in net change in unrealized appreciation or depreciation for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in thousands)	2022	2021
Gross unrealized appreciation	$19,540	$57,255
Gross unrealized depreciation	(57,173)	(28,451)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	1,027	(6,971)
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	(36,606)	21,833
Other net unrealized appreciation (depreciation)	(136)	—
Total net unrealized appreciation (depreciation)	$(36,742)	$21,833

During the three months ended March 31, 2022 and 2021, we recorded approximately $36.7 million of net unrealized depreciation and $21.8 million of net unrealized appreciation on our debt, equity, warrant, and investment funds, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022			2021
(in thousands)	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$(7,963)	$(29,670)	$(37,633)	$7,060	$21,744	$28,804
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(150)	1,177	1,027	1,005	(7,976)	(6,971)
Other net unrealized appreciation (depreciation)	22	(158)	(136)	—	—	—
Net realized appreciation (depreciation)	$(8,091)	$(28,651)	$(36,742)	$8,065	$13,768	$21,833

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2022 and 2021, we had net changes in net assets of approximately $3.3 million decrease and a $64.2 million increase resulting from operations, respectively. The basic and fully diluted net change in net assets per common share were $(0.03) and $0.56 per share and $(0.03) and $0.55 per share for the three months ended March 31, 2022 and 2021, respectively.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended March 31, 2022 and 2021, no dividends were declared by the Adviser Subsidiary.

The Adviser Subsidiary has entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee and certain incentive fees. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invest in debt and equity investments in venture or institutionally backed technology related and life sciences companies.

Financial Condition, Liquidity, Capital Resources and Obligations

Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-the-Market (“ATM”), and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiary. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

During the three months ended March 31, 2022, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the three months ended March 31, 2022, our operating activities used $188.6 million of cash and cash equivalents, compared to $50.4 million used during the three months ended March 31, 2021. This $138.2 million increase in cash used in operating activities was primarily driven by a $113.4 million decrease in principal and fee payments received from investments, and $4.2 million fewer proceeds received from the sale of equity investments, which was coupled with an increase of $16.5 million in purchases of investments (net of assignments to Adviser Funds).

During the three months ended March 31, 2022, our investing activities used approximately $50 thousand of cash, compared to $12 thousand used during the three months ended March 31, 2021. The $38 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.

During the three months ended March 31, 2022, our financing activities provided $114.9 million of cash, compared to $100.4 million used in financing activities during the three months ended March 31, 2021. The $215.2 million decrease of cash flows used in financing activities was primarily due to $535.5 million of new debt issuances related to the issuance of our January 2027 Notes, additional SBA Debenture borrowings, and increased utilization of our Credit Facilities. The debt issuances were primarily used to repay the $230.0 million of 2022 Convertible Notes and $150.0 million to retire the 2022 Notes, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Additionally, we distributed $56.9 million in dividends during the three months ended March 31, 2022, which increased from $41.8 million compared to during the three months ended March 31, 2021. Lastly, we issued $85.2 million of ATM equity (net of offering costs) during the three months ended March 31, 2022. We did not issue any common stock issued during the three months ended March 31, 2021.

As of March 31, 2022, our net assets totaled $1.3 billion, with a NAV per share of $10.82. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of March 31, 2022

As of March 31, 2022, we had $430.3 million in available liquidity, including $59.3 million in cash and cash equivalents. We had available borrowing capacity of $70.9 million under the SMBC Facility and $300.0 million under the Union Bank Facility. In addition, the Credit Facilities each have accordion provisions through which the available borrowing capacity can be increased by an aggregate $250.0 million.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2022, our asset coverage ratio under our regulatory requirements as a BDC was 213.8% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 199.0% as of March 31, 2022.

As of March 31, 2022, we had $129.1 million outstanding under our Credit Facilities, which are floating interest rate obligations. As of March 31, 2022, the remaining $1,215.0 million of debt outstanding are all fixed interest rate debt obligations.

During the three months ended March 31, 2022, we issued $350 million in aggregate principal amount of January 2027 Notes, which generated net proceeds of approximately $343.4 million. The net proceeds from the January 2027 Notes generated was primarily used to repay the 2022 Convertible Notes and to retire the 2022 Notes. In addition, we borrowed the remaining $24.5 million of capital available through our SBIC, and issued $85.2 million of common shares through ATM equity offerings.

Lastly, as of March 31, 2022, $3.1 million of cash was classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of the Company’s financing transactions. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of recent macro-economic events, including the COVID-19 pandemic, war in Ukraine, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Equity Offerings

On July 2, 2020, we entered into an ATM equity distribution agreement with JMP (the “2020 Equity Distribution Agreement”). The 2020 Equity Distribution Agreement provides that we may offer and sell up to 16.5 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2022, the Company sold 4.9 million shares of common stock. As of March 31, 2022, approximately 10.7 million shares remain available for issuance and sale under the 2020 Equity Distribution Agreement. During the three months ended March 31, 2021, the Company did not sell any shares of common stock under the 2020 Equity Distribution Agreement.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of March 31, 2022, we had $1,344.1 million of debt outstanding, which includes $255.0 million within 1 to 3 years, and $1,089.1 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

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

As of March 31, 2022, we had approximately $371.3 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in a private equity fund. This excludes $39.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

As of March 31, 2022, we also had approximately $695.5 million of non-binding term sheets outstanding to twelve new companies and five existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

Of the distributions declared during the year ended December 31, 2021, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2022 distributions to stockholders will actually be.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$29,154
(50)	$14,728
50	$(14,321)
100	$(28,653)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, and BSBY rates, to the extent our debt investments include variable interest rates. As of March 31, 2022, approximately 94.7% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, or BSBY rates with a floor. As of March 31, 2022, approximately 18.5% of our debt investments have variable rates based on LIBOR. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee ("ARRC") has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(4,202)	$(329)	$(3,873)	$(0.03)
(50)	$(4,202)	$(221)	$(3,981)	$(0.03)
(25)	$(4,081)	$(111)	$(3,970)	$(0.03)
25	$4,641	$111	$4,530	$0.04
50	$9,307	$221	$9,086	$0.08
75	$14,535	$332	$14,203	$0.12
100	$19,769	$443	$19,326	$0.16
200	$41,753	$885	$40,868	$0.35

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2022, we did not engage in interest rate or foreign currency hedging activities.

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

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds may increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings and Credit Facilities, refer to Item 2  “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 (the “Annual Report”).

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2022 that represent greater than 5% of our net assets:

	March 31, 2022
(in thousands)	Fair Value	Percentage of Net Assets
Corium, Inc.	$133,126	10.0%
Worldremit Group Limited	$100,930	7.6%
Rocket Lab Global Services, LLC	$90,873	6.8%
Phathom Pharmaceuticals, Inc.	$85,772	6.4%
uniQure B.V.	$79,397	6.0%
Convoy, Inc.	$77,171	5.8%
Delphix Corp.	$66,837	5.0%
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
•
Convoy, Inc. is a developer for on-demand shipment services.
•
Delphix Corp. is a provider of a Data as a Service platform intended to help enterprises to accelerate cloud migrations, custom development and ERP rollouts.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company’s portfolio and the value of your investment in the

Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no known material direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2022, we issued 60,326 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Eighth Supplemental Indenture, dated as of January 20, 2022, between the Company and U.S. Bank National Association. (1)

4.2	Form of 3.375% Global Note. (1)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00702), filed on January 21, 2022.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2022 (unaudited)

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2022
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (10)	Preferred Stock	$—	$—	$500	$—	$—	$86	$586
	Common Stock	—	—	65	—	—	(37)	28
Gibraltar Business Capital, LLC (5)	Unsecured Debt	850	—	23,212	19	—	(274)	22,957
	Preferred Stock	—	—	19,393	—	—	(897)	18,496
	Common Stock	—	—	1,225	—	—	(56)	1,169
Hercules Adviser LLC (6)	Unsecured Debt	111	—	8,850	1,300	—	—	10,150
	Member Units	—	—	11,990	—	—	2,554	14,544
Total Majority Owned Control Investments		$961	$—	$65,235	$1,319	$—	$1,376	$67,930
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,269	$—	$—	$78	$8,347
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,269	$—	$—	$78	$8,347
Total Control Investments		$1,131	$—	$73,504	$1,319	$—	$1,454	$76,277

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (9)	Senior Debt	1,047	—	7,747	—	(4,781)	20	2,986
	Common Stock	—	—	591	400	—	853	1,844
Total Affiliate Investments		$1,047	$3,772	$9,458	$400	$(5,781)	$753	$4,830
Total Control and Affiliate Investments		$2,178	$3,772	$82,962	$1,719	$(5,781)	$2,207	$81,107

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
(8)
During the three months ended March 31, 2022, the Company sold its investments in Black Crow AI, Inc., as a result it is no longer an affiliate investment as of March 31, 2022.
(9)
As of December 11, 2020, the Company investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.
(10)
As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the three months ended March 31, 2021 (unaudited)

(in thousands)

Portfolio Company	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2020	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2021
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$629	$—	$14,970	$9,591	$—	$(647)	$23,914
	Preferred Stock	—	—	31,554	—	—	(6,942)	24,612
	Common Stock	—	—	2,276	—	—	(501)	1,775
Hercules Adviser LLC (6)		—	—	—	—	—	9,869	9,869
Total Majority Owned Control Investments		$629	$—	$48,800	$9,591	$—	$1,779	$60,170
Other Control Investments
Tectura Corporation (7)	Senior Debt	$170	$—	$8,600	$—	$—	$(77)	$8,523
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,600	$—	$—	$(77)	$8,523
Total Control Investments		$799	$—	$57,400	$9,591	$—	$1,702	$68,693

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$255	$1,255
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	1	—	7,500	40	—	—	7,540
	Common Stock	—	—	840	—	—	29	869
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	—	—	—	(40)	40	—
	Common Stock	—	—	—	—	—	—	—
Total Affiliate Investments		$1	$—	$8,340	$3,248	$(4,033)	$2,109	$9,664
Total Control and Affiliate Investments		$800	$—	$65,740	$12,839	$(4,033)	$3,811	$78,357

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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2022 (unaudited)

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$586
	Medical Devices & Equipment	Common Stock			180,000	—	28
Total Coronado Aesthetics, LLC						$250	$614
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,674	$13,628
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,830	9,329
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	18,496
	Diversified Financial Services	Common Stock			830,000	1,884	1,169
Total Gibraltar Business Capital, LLC						$52,510	$42,622
Hercules Adviser LLC		Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$10,150	$10,150	$10,150
		Member Units			1	35	14,544
Total Hercules Adviser LLC						$10,185	$24,694
Total Majority Owned Control Investments (5.09%)*						$62,945	$67,930
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	97
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,347
Total Other Control Investments (0.63%)*						$22,413	$8,347
Total Control Investments (5.72%)*						$85,358	$76,277

Affiliate Investments
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2024	PIK Interest 10.00%	$3,000	$3,000	$2,986
	Sustainable and Renewable Technology	Common Stock			498,978	5,167	1,844
Total Pineapple Energy LLC						$8,167	$4,830
Total Affiliate Investments (0.36%)*						$8,167	$4,830
Total Control and Affiliate Investments (6.08%)*						$93,525	$81,107

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs. This is with the exception for Pineapple Energy LLC common stock, which is held as a Level 2 investment.

(10)

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2021

(in thousands)

Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$500
	Medical Devices & Equipment	Common Stock			180,000	—	65
Total Coronado Aesthetics, LLC						$250	$565
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,662	$13,818
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,823	9,394
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	19,393
	Diversified Financial Services	Common Stock			830,000	1,884	1,225
Total Gibraltar Business Capital, LLC						$52,491	$43,830
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$8,850	$8,850	$8,850
	Diversified Financial Services	Member Units			1	35	11,990
Total Hercules Adviser LLC						$8,885	$20,840
Total Majority Owned Control Investments (4.99%)*						$61,626	$65,235
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	19
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,269
Total Other Control Investments (0.63%)*						$22,413	$8,269
Total Control Investments (5.62%)*						$84,039	$73,504
Affiliate Investments
Black Crow AI, Inc.	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,120
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$280	280	247
	Sustainable and Renewable Technology	Common Stock			3,000,000	4,767	591
Total Pineapple Energy LLC						$12,547	$8,338
Total Affiliate Investments (0.72%)*						$13,547	$9,458
Total Control and Affiliate Investments (6.34%)*						$97,586	$82,962

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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 5, 2022	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 5, 2022	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer