Form 10-Q
period 2022-06-30
Hercules Capital, Inc.
filed 2022-07-28
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 22, 2022, there were 127,238,854 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc. its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,667,854 and $2,293,398, respectively)	$2,632,403	$2,351,560
Control investments (cost of $87,228 and $84,039, respectively)	82,875	73,504
Affiliate investments (cost of $8,245 and $13,547, respectively)	3,613	9,458
Total investments, at fair value (cost of $2,763,327 and $2,390,984, respectively; amounts related to a VIE $234,170 and $0, respectively)	2,718,891	2,434,522
Cash and cash equivalents	115,309	133,115
Restricted cash (amounts related to a VIE $3,371 and $0, respectively)	3,371	3,150
Interest receivable	22,112	17,365
Right of use asset	6,349	6,761
Other assets	3,691	5,100
Total assets	$2,869,723	$2,600,013

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $147,663 and $0, respectively)	$1,498,612	$1,236,303
Accounts payable and accrued liabilities	36,711	47,781
Operating lease liability	6,660	7,382
Total liabilities	$1,541,983	$1,291,466

Net assets consist of:
Common stock, par value	$128	$117
Capital in excess of par value	1,242,618	1,091,907
Total distributable earnings	84,994	216,523
Total net assets	$1,327,740	$1,308,547
Total liabilities and net assets	$2,869,723	$2,600,013

Shares of common stock outstanding ($0.001 par value and 200,000,000 authorized)	127,285	116,619
Net asset value per share	$10.43	$11.22

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest income:
Non-control/Non-affiliate investments	$67,511	$60,276	$127,601	$123,258
Control investments	1,144	1,029	2,259	1,828
Affiliate investments	76	1	1,123	2
Total interest income	68,731	61,306	130,983	125,088
Fee income:
Non-control/Non-affiliate investments	3,367	8,238	6,256	13,207
Control investments	17	15	33	23
Total fee income	3,384	8,253	6,289	13,230
Total investment income	72,115	69,559	137,272	138,318

Operating expenses:
Interest	12,698	14,490	24,345	29,240
Loan fees	1,492	2,220	3,334	5,020
General and administrative	4,322	4,068	8,140	7,664
Tax expenses	1,821	1,746	2,533	3,184
Employee compensation:
Compensation and benefits	11,060	8,349	19,389	18,153
Stock-based compensation	3,661	2,926	8,085	5,670
Total employee compensation	14,721	11,275	27,474	23,823
Total gross operating expenses	35,054	33,799	65,826	68,931
Expenses allocated to the Adviser Subsidiary	(3,070)	(1,204)	(4,472)	(2,137)
Total net operating expenses	31,984	32,595	61,354	66,794
Net investment income	40,131	36,964	75,918	71,524

Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(2,133)	47,861	(4,600)	55,631
Affiliate investments	—	(62,143)	3,772	(62,143)
Loss on debt extinguishment	—	—	(3,686)	—
Total net realized gain (loss)	(2,133)	(14,282)	(4,514)	(6,512)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(51,749)	3,075	(90,698)	21,097
Control investments	4,728	(5,255)	6,182	(3,553)
Affiliate investments	(1,295)	62,229	(542)	64,338
Total net change in unrealized appreciation (depreciation)	(48,316)	60,049	(85,058)	81,882
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(50,449)	45,767	(89,572)	75,370
Net increase (decrease) in net assets resulting from operations	$(10,318)	$82,731	$(13,654)	$146,894

Net investment income before investment gains and losses per common share:
Basic	$0.32	$0.32	$0.62	$0.62
Change in net assets resulting from operations per common share:
Basic	$(0.09)	$0.71	$(0.12)	$1.27
Diluted	$(0.09)	$0.65	$(0.12)	$1.21
Weighted average shares outstanding
Basic	124,255	114,654	121,292	114,480
Diluted	124,255	129,572	121,292	122,188
Distributions paid per common share:
Basic	$0.48	$0.39	$0.96	$0.76

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2022	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2022	123,194	$124	$1,178,019	$155,305	$1,333,448
Net increase (decrease) in net assets resulting from operations	—	—	—	(10,318)	(10,318)
Public offering, net of offering expenses	4,061	4	61,851	—	61,855
Issuance of common stock due to stock option exercises	—	—	—	—	—
Retired shares from net issuance	—	—	—	—	—
Issuance of common stock under restricted stock plan	23	—	—	—	—
Retired shares for restricted stock vesting	(54)	—	(894)	—	(894)
Distributions reinvested in common stock	61	—	921	—	921
Distributions	—	—	—	(59,993)	(59,993)
Stock-based compensation (1)	—	—	2,721	—	2,721
Balance as of June 30, 2022	127,285	$128	$1,242,618	$84,994	$1,327,740

For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	$116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	(13,654)	(13,654)
Public offering, net of offering expenses	8,921	9	147,095	—	147,104
Issuance of common stock due to stock option exercises	37	—	454	—	454
Retired shares from net issuance	(2)	—	(32)	—	(32)
Issuance of common stock under restricted stock plan	788	1	(1)	—	—
Retired shares for restricted stock vesting	(180)	—	(4,588)	—	(4,588)
Distributions reinvested in common stock	121	—	1,946	—	1,946
Issuance of common stock from conversion of 2022 Convertible Notes	981	1	(1)	—	—
Distributions	—	—		(117,875)	(117,875)
Stock-based compensation (1)	—	—	5,838	—	5,838
Balance as of June 30, 2022	$127,285	$128	$1,242,618	$84,994	$1,327,740
(1)
Stock-based compensation includes $36 thousand and $76 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2022, respectively.

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2021	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2021	115,768	$116	$1,160,519	$154,759	$1,315,394
Net increase (decrease) in net assets resulting from operations	—	—	—	82,731	82,731
Public offering, net of offering expenses	—	—	(3)	—	(3)
Issuance of common stock due to stock option exercises	41	—	888	—	888
Retired shares from net issuance	(12)	—	(486)	—	(486)
Issuance of common stock under restricted stock plan	36	—	—	—	—
Retired shares for restricted stock vesting	(33)	—	(725)	—	(725)
Distributions reinvested in common stock	67	—	1,070	—	1,070
Distributions	—	—	—	(45,158)	(45,158)
Stock-based compensation (1)	—	—	2,647	—	2,647
Balance as of June 30, 2021	115,867	$116	$1,163,910	$192,332	$1,356,358

For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase (decrease) in net assets resulting from operations	—	—	—	146,894	146,894
Public offering, net of offering expenses	—	—	(198)	—	(198)
Issuance of common stock due to stock option exercises	263	—	3,633	—	3,633
Retired shares from net issuance	(62)	—	(1,089)	—	(1,089)
Issuance of common stock under restricted stock plan	960	1	(1)	—	—
Retired shares for restricted stock vesting	(154)	—	(3,906)	—	(3,906)
Distributions reinvested in common stock	134	—	2,110	—	2,110
Distributions	—	—	—	(87,953)	(87,953)
Stock-based compensation (1)	—	—	5,163	—	5,163
Balance as of June 30, 2021	115,867	$116	$1,163,910	$192,332	$1,356,358
(1)
Stock-based compensation includes $25 thousand and $50 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2021, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,654)	$146,894
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(790,706)	(629,146)
Fundings assigned to Adviser Funds	189,806	75,286
Principal and fee repayments received and proceeds from the sale of debt investments	237,178	394,801
Proceeds from the sale of equity investments	7,749	70,596
Net unrealized (appreciation) depreciation	85,058	(81,882)
Net realized (gain) loss on investments	828	6,512
Accretion of paid-in-kind principal	(9,943)	(4,990)
Accretion of loan discounts	(1,982)	(1,789)
Accretion of loan discount on convertible notes	112	336
Accretion of loan exit fees	(12,057)	(11,372)
Change in loan income, net of collections	7,119	14,846
Unearned fees related to unfunded commitments	1,819	(2,503)
Realized loss on debt extinguishment	364	—
Amortization of debt issuance costs	2,570	3,840
Depreciation and amortization	110	187
Stock-based compensation and amortization of restricted stock grants (1)	5,838	5,163
Change in operating assets and liabilities:
Interest receivable	(4,768)	14
Other assets	482	1,978
Accrued liabilities	(12,630)	(956)
Net cash provided by (used in) operating activities	(306,707)	(12,185)

Cash flows used in investing activities:
Purchases of capital equipment	(74)	(12)
Net cash used in investing activities	(74)	(12)

Cash flows provided by (used in) financing activities:
Issuance of common stock	148,721	—
Offering expenses	(1,617)	(198)
Retirement of employee shares, net	(4,166)	(1,362)
Distributions paid	(115,929)	(85,843)
Issuance of debt	1,124,237	590,495
Repayment of debt	(854,374)	(700,658)
Debt issuance costs	(6,076)	(553)
Fees paid for credit facilities and debentures	(1,600)	(3,093)
Net cash provided by (used in) financing activities	289,196	(201,212)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,585)	(213,409)
Cash, cash equivalents, and restricted cash at beginning of period	136,265	237,622
Cash, cash equivalents, and restricted cash at end of period	$118,680	$24,213

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$22,642	$28,711
Income tax, including excise tax, paid	$7,281	$3,624
Distributions reinvested	$1,946	$2,110
(1)
Stock-based compensation includes $76 thousand and $50 thousand of restricted stock and option expense related to director compensation for the six months ended June 30, 2022 and 2021, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$115,309	$18,447
Restricted cash	3,371	5,766
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$118,680	$24,213

See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Communications & Networking
1-5 Years Maturity
Aryaka Networks, Inc.	Senior Secured	July 2026	PRIME + 3.25% or Floor rate of 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$5,000	$4,921	$4,921	(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31% or Floor rate of 10.31%	$8,955	8,784	8,732	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.40% Exit Fee	$84,046	84,334	86,602	(13)(14)(16)
Subtotal: 1-5 Years Maturity					98,039	100,255
Subtotal: Communications & Networking (7.55%)*					98,039	100,255
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc.	Senior Secured	April 2025	PRIME + 5.50% or Floor rate of 8.75%, 8.75% Exit Fee	$23,520	23,515	23,897	(19)
Subtotal: 1-5 Years Maturity					23,515	23,897
Subtotal: Consumer & Business Products (1.80%)*					23,515	23,897
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC	Unsecured	September 2026	Interest rate FIXED 14.50%	$15,000	14,687	13,434	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,837	9,241	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,524	22,675
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)
Subtotal: 1-5 Years Maturity					36,524	34,675
Subtotal: Diversified Financial Services (2.61%)*					36,524	34,675
Drug Discovery & Development
Under 1 Year Maturity
Chemocentryx, Inc.	Senior Secured	December 2022	PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$18,951	20,132	20,132	(10)(13)
Nabriva Therapeutics	Senior Secured	June 2023	PRIME + 4.30% or Floor rate of 9.80%, 9.95% Exit Fee	$4,051	4,636	4,636	(5)(10)(13)
Subtotal: Under 1 Year Maturity					24,768	24,768
1-5 Years Maturity
Akero Therapeutics, Inc.	Senior Secured	January 2027	PRIME + 3.65% or Floor rate of 7.65%, 5.85% Exit Fee	$5,000	4,946	4,946	(10)(17)
Albireo Pharma, Inc.	Senior Secured	July 2024	PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,325	10,342	(10)(11)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2023	PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,755	15,629	(11)
Applied Genetic Technologies Corporation	Senior Secured	April 2024	PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$17,824	18,531	18,358	(13)
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$40,000	41,235	41,013	(11)(15)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 5.70% or Floor rate of 8.95%, 5.31% Exit Fee	$81,725	81,147	80,292	(10)(12)(16)
Bicycle Therapeutics PLC	Senior Secured	October 2024	PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$11,500	11,685	11,671	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	PRIME + 5.70% or Floor rate of 8.95%, 6.55% Exit Fee	$9,000	9,076	8,932	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$36,733	36,352	34,542	(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	PRIME + 5.70% or Floor rate of 8.95%, 3.75% Exit Fee	$30,000	29,628	29,469	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	10,158	10,199	(11)
Chemocentryx, Inc.	Senior Secured	February 2025	PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,196	5,039	(10)(13)
Codiak Biosciences, Inc.	Senior Secured	October 2025	PRIME + 5.00% or Floor rate of 8.25%, 5.50% Exit Fee	$25,000	25,605	24,880	(11)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Corium, Inc.	Senior Secured	September 2026	PRIME + 5.70% or Floor rate of 8.95%, 7.75% Exit Fee	$132,675	$132,588	$134,641	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	PRIME + 6.25% or Floor rate of 9.50%, 6.55% Exit Fee	$12,500	12,595	12,355	(15)
enGene, Inc.	Senior Secured	July 2025	PRIME + 5.00% or Floor rate of 8.25%, 6.35% Exit Fee	$11,000	10,913	10,859	(5)(10)(13)
Finch Therapeutics Group, Inc.	Senior Secured	November 2026	PRIME + 4.05% or Floor rate of 7.55%, 5.50% Exit Fee	$15,000	14,905	14,905	(17)
G1 Therapeutics, Inc.	Senior Secured	November 2026	PRIME + 5.90% or Floor rate of 9.15%, 9.86% Exit Fee	$58,125	58,271	58,517	(11)(12)(15)(17)
Geron Corporation	Senior Secured	October 2024	PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$18,500	18,894	18,896	(10)(12)(13)
Hibercell, Inc.	Senior Secured	May 2025	PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	17,175	17,067	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	PRIME + 1.05% or Floor rate of 4.55%, PIK Interest 2.85%, 7.15% Exit Fee	$4,014	4,001	4,001	(14)(15)(17)
Humanigen, Inc.	Senior Secured	March 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,433	19,989	(9)(10)
Kaleido Biosciences, Inc.	Senior Secured	January 2024	PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$5,296	6,458	1,838	(8)
Locus Biosciences, Inc.	Senior Secured	July 2025	PRIME + 6.10% or Floor rate of 9.35%, 4.95% Exit Fee	$8,000	8,047	7,979	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	PRIME + 3.95% or Floor rate of 7.45%, 5.35% Exit Fee	$34,000	33,668	33,668	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$93,217	92,866	91,496	(10)(12)(14)(15)(16)(17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	April 2025	PRIME + 4.25% or Floor rate of 7.50%, 3.80% Exit Fee	$1,500	1,480	1,480	(15)(17)
Scynexis, Inc.	Senior Secured	March 2025	PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$18,667	18,512	18,353	(12)(13)
Seres Therapeutics, Inc.	Senior Secured	October 2024	PRIME + 6.40% or Floor rate of 9.65%, 4.98% Exit Fee	$37,500	38,383	38,476	(12)(13)
Syndax Pharmaceutics Inc.	Senior Secured	April 2024	PRIME + 6.00% or Floor rate of 9.25%, 4.99% Exit Fee	$20,000	20,745	20,782	(12)(17)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	PRIME + 5.20% or Floor rate of 8.45%, 4.75% Exit Fee	$8,250	8,237	8,237	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	PRIME + 2.15% or Floor rate of 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$47,150	46,650	46,326	(10)(12)(14)
uniQure B.V.	Senior Secured	December 2025	PRIME + 4.70% or Floor rate of 7.95%, 7.28% Exit Fee	$70,000	71,697	72,721	(5)(10)(11)(12)(16)
Unity Biotechnology, Inc.	Senior Secured	August 2024	PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$20,000	20,897	20,889	(13)
Valo Health, LLC	Senior Secured	May 2024	PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,021	11,187	11,122	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 4.20% or Floor rate of 7.45%, 4.76% Exit Fee	$2,000	1,997	1,997	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	33,240	32,991	(11)(12)(13)
Subtotal: 1-5 Years Maturity					1,003,478	994,897
Subtotal: Drug Discovery & Development (76.80%)*					1,028,246	1,019,665
Healthcare Services, Other
1-5 Years Maturity
Better Therapeutics, Inc.	Senior Secured	August 2025	PRIME + 5.70% or Floor rate of 8.95%, 5.95% Exit Fee	$12,000	12,024	11,938	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month LIBOR + 5.00% or Floor rate of 6.00%, PIK Interest 4.45%	$25,590	25,249	24,805	(13)(14)(17)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	PRIME + 5.60% or Floor rate of 8.85%, 4.61% Exit Fee	$46,125	46,219	45,378	(12)(17)(19)
Equality Health, LLC	Senior Secured	February 2026	PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$44,473	44,076	43,978	(12)(14)(17)
Subtotal: 1-5 Years Maturity					127,568	126,099
Subtotal: Healthcare Services, Other (9.50%)*					127,568	126,099

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Information Services
1-5 Years Maturity
Capella Space Corp.	Senior Secured	November 2024	PRIME + 5.00% or Floor rate of 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,137	$20,079	$19,870	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	PRIME + 5.50% or Floor rate of 9.00%, 3.45% Exit Fee	$750	736	736	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month LIBOR + 9.08% or Floor rate of 10.08%	$31,875	31,318	30,575	(17)(18)
Subtotal: 1-5 Years Maturity					52,133	51,181
Subtotal: Information Services (3.85%)*					52,133	51,181
Internet Consumer & Business Services
Under 1 Year Maturity
SeatGeek, Inc.	Senior Secured	June 2023	PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,761	60,343	60,343	(12)(13)(14)(16)
Subtotal: Under 1 Year Maturity					60,343	60,343
1-5 Years Maturity
AppDirect, Inc.	Senior Secured	April 2026	PRIME + 5.50% or Floor rate of 8.75%, 9.70% Exit Fee	$30,790	31,589	31,560	(12)(17)
Carwow LTD	Senior Secured	December 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£18,728	25,671	22,672	(5)(10)(14)
Convoy, Inc.	Senior Secured	March 2026	PRIME + 3.20% or Floor rate of 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$73,258	71,826	71,826	(14)(16)(19)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.75% or Floor rate of 9.75%, 3.00% Exit Fee	$14,000	13,746	13,746	(5)(10)
Nextroll, Inc.	Senior Secured	July 2023	PRIME + 3.75% or Floor rate of 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$21,933	21,933	21,933	(12)(19)
Rhino Labs, Inc.	Senior Secured	March 2024	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$16,313	16,034	16,131	(14)(15)
RVShare, LLC	Senior Secured	December 2026	1-month LIBOR + 5.50% or Floor rate of 6.50%, PIK Interest 4.00%	$18,302	17,973	17,771	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	May 2026	PRIME + 7.00% or Floor rate of 9.75%, PIK Interest 0.50%	$25,009	24,827	25,183	(12)(13)(14)(16)
Skyword, Inc.	Senior Secured	September 2024	PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,546	12,836	12,693	(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,208	(7)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	—	(7)(8)(14)
Total Tectura Corporation				$31,953	21,513	8,208
Thumbtack, Inc.	Senior Secured	April 2026	PRIME + 4.95% or Floor rate of 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,027	9,921	9,921	(12)(14)(17)
Veem, Inc.	Senior Secured	March 2025	PRIME + 4.00% or Floor rate of 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,011	4,917	4,917	(13)(14)
	Senior Secured	March 2025	PRIME + 4.50% or Floor rate of 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,000	4,883	4,883
Total Veem, Inc.				$10,011	9,800	9,800
Worldremit Group Limited	Senior Secured	February 2025	3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$94,500	93,829	92,081	(5)(10)(12)(16)(19)
Subtotal: 1-5 Years Maturity					371,498	353,525
Greater than 5 Years Maturity
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$21,252	21,252	19,552	(9)(14)
Subtotal: Greater than 5 Years Maturity					21,252	19,552
Subtotal: Internet Consumer & Business Services (32.64%)*					453,093	433,420
Manufacturing Technology
Under 1 Year Maturity
Bright Machines, Inc.	Senior Secured	November 2022	PRIME + 5.70% or Floor rate of 8.95%, 6.95% Exit Fee	$15,000	15,509	15,509	(11)(19)
Subtotal: Under 1 Year Maturity					15,509	15,509
1-5 Years Maturity
MacroFab, Inc.	Senior Secured	March 2026	PRIME + 4.35% or Floor rate of 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$17,029	16,470	16,487	(12)(14)
Ouster, Inc.	Senior Secured	May 2026	PRIME + 6.15% or Floor rate of 9.40%, 7.45% Exit Fee	$7,000	6,948	6,948	(10)(13)(17)
Subtotal: 1-5 Years Maturity					23,418	23,435
Subtotal: Manufacturing Technology (2.93%)*					38,927	38,944

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
1-5 Years Maturity
Lucira Health, Inc.	Senior Secured	February 2026	PRIME + 5.50% or Floor rate of 8.75%, 5.25% Exit Fee	$15,000	$14,865	$14,865	(13)
Subtotal: 1-5 Years Maturity					14,865	14,865
Subtotal: Medical Devices & Equipment (1.12%)*					14,865	14,865
Semiconductors
1-5 Years Maturity
Fungible, Inc.	Senior Secured	December 2024	PRIME + 5.00% or Floor rate of 8.25%, 4.95% Exit Fee	$20,000	19,348	19,363	(15)(19)
Subtotal: 1-5 Years Maturity					19,348	19,363
Subtotal: Semiconductors (1.46%)*					19,348	19,363
Software
Under 1 Year Maturity
Delphix Corp.	Senior Secured	February 2023	PRIME + 5.50% or Floor rate of 10.25%, 7.00% Exit Fee	$60,000	62,749	64,200	(12)(16)(19)
Khoros (p.k.a Lithium Technologies)	Senior Secured	October 2022	6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	56,076	56,076	(17)
Pymetrics, Inc.	Senior Secured	October 2022	Interest Rate PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,191	9,518	9,518	(14)
Subtotal: Under 1 Year Maturity					128,343	129,794
1-5 Years Maturity
3GTMS, LLC	Senior Secured	February 2025	3-month LIBOR + 9.28% or Floor rate of 10.28%	$10,833	10,671	10,567	(17)(18)
Agilence, Inc.	Senior Secured	October 2026	1-month LIBOR + 9.00% or Floor rate of 10.00%	$9,353	9,112	8,914	(12)(17)
Annex Cloud	Senior Secured	February 2027	BSBY + 9.00% or Floor rate of 10.00%	$8,500	8,272	8,272	(13)(17)
Brain Corporation	Senior Secured	April 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$15,078	15,052	14,981	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month LIBOR + 8.90% or Floor rate of 9.90%	$33,000	32,518	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	1-month SOFR + 8.75% or Floor rate of 9.75%	$10,200	10,025	10,025	(17)(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.89% or Floor rate of 9.89%	$17,978	17,518	17,146	(17)(18)
CloudBolt Software, Inc.	Senior Secured	October 2024	PRIME + 6.70% or Floor rate of 9.95%, 3.45% Exit Fee	$10,000	9,961	9,938	(11)(12)(19)
Copper CRM, Inc	Senior Secured	March 2025	PRIME + 4.50% or Floor rate of 8.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,044	9,967	9,846	(13)(14)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month LIBOR + 9.28% or Floor rate of 10.28%	$8,000	7,819	7,951	(13)(17)
Dashlane, Inc.	Senior Secured	July 2025	PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 4.95% Exit Fee	$31,761	32,041	31,972	(11)(13)(14)(17)(19)
Demandbase, Inc.	Senior Secured	August 2025	PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.00%, 3.51% Exit Fee	$28,125	27,707	27,595	(13)(17)(19)
Eigen Technologies Ltd.	Senior Secured	April 2025	PRIME + 5.10% or Floor rate of 8.35%, 2.95% Exit Fee	$1,800	1,789	1,789	(5)(10)(13)(17)
Enmark Systems, Inc.	Senior Secured	September 2026	6-month LIBOR + 6.83% or Floor rate of 7.83%, PIK Interest 2.19%	$8,088	7,902	7,836	(11)(14)(17)(18)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96% or Floor rate of 10.96%	$8,500	8,400	8,386	(5)(10)(11)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$5,026	4,832	4,768	(14)
Gryphon Networks Corp.	Senior Secured	January 2026	3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,118	5,030	(11)(17)
Ikon Science Limited	Senior Secured	October 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,738	6,577	6,594	(5)(10)(17)(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	$19,863	$19,482	(19)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month SOFR + 10.15% or Floor rate of 11.15%	$10,888	10,719	10,698	(18)
Logicworks	Senior Secured	January 2024	PRIME + 7.50% or Floor rate of 10.75%	$14,500	14,348	14,330	(12)
Mixpanel, Inc.	Senior Secured	August 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,618	20,598	21,394	(12)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$5,500	5,367	5,342	(17)(18)
	Senior Secured	December 2025	6-month LIBOR + 9.06% or Floor rate of 10.06%	$12,168	11,892	11,803	(17)(18)
Total Mobile Solutions Services				$17,668	17,259	17,145
Nuvolo Technologies Corporation	Senior Secured	July 2025	PRIME + 5.25% or Floor rate of 8.25%, 2.04% Exit Fee	$17,500	17,489	17,504	(12)(13)(17)(19)
Pollen, Inc.	Senior Secured	November 2023	PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,476	7,613	7,489	(14)
	Senior Secured	November 2023	PRIME + 5.25% or Floor rate of 8.50%, PIK Interest 1.35%, 4.50% Exit Fee	$13,130	13,247	13,380	(14)(15)
Total Pollen, Inc.				$20,606	20,860	20,869
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 7.53% or Floor rate of 8.53%	$26,250	25,635	25,635	(17)(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,000	5,842	5,780	(17)(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,238	5,414	5,314	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$11,088	10,803	10,755	(12)(17)(18)
Udacity, Inc.	Senior Secured	September 2024	PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,412	51,440	52,103	(12)(14)
VideoAmp, Inc.	Senior Secured	February 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$62,787	61,482	61,482	(13)(14)(15)(19)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.95% or Floor rate of 9.95%	$16,313	15,960	15,960	(17)(18)
Subtotal: 1-5 Years Maturity					522,993	523,061
Greater than 5 Years Maturity
Alchemer LLC	Senior Secured	May 2028	3-month SOFR + 7.89% or Floor rate of 8.89%	$15,125	14,767	14,767	(17)(18)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01% or Floor rate of 8.76%	$7,500	7,281	7,281	(17)(18)
Subtotal: Greater than 5 Years Maturity					22,048	22,048
Subtotal: Software (50.83%)*					673,384	674,903
Sustainable and Renewable Technology
Under 1 Year Maturity
Impossible Foods, Inc.	Senior Secured	July 2022	PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$2,265	6,764	6,764	(12)
Subtotal: Under 1 Year Maturity					6,764	6,764
1-5 Years Maturity
Ampion, PBC.	Senior Secured	May 2025	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,008	3,919	3,895	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,078	3,078	2,940	(6)(14)
Subtotal: 1-5 Years Maturity					6,997	6,835
Subtotal: Sustainable and Renewable Technology (1.02%)*					13,761	13,599
Total: Debt Investments (192.12%)*					$2,579,403	$2,550,866

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Equity	10/21/2020	Common Stock	3,328	$—	$18
	Equity	4/11/2008	Preferred Series A	1,135,000	1,230	6,233
Total Peerless Network Holdings, Inc.				1,138,328	1,230	6,251
Subtotal: Communications & Networking (0.47%)*					1,230	6,251
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	433	221	(4)(20)
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	126
Subtotal: Consumer & Business Products (0.03%)*					561	347
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	974	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	15,415	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	16,389
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	23,181	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	467
Subtotal: Diversified Financial Services (3.02%)*					28,444	40,037
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	176,730	1,329	43	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	10	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	36
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	9	(4)
Subtotal: Drug Delivery (0.01%)*					3,638	98
Drug Discovery & Development
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	497	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	3	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	119,087	1,000	60	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	1,248	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	3,992	(4)(10)(16)(20)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,646	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	2,100	(4)
Chemocentryx, Inc.	Equity	6/15/2020	Common Stock	17,241	1,000	427	(4)(10)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	298	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	17	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	252	(4)(10)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	3,159	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	2,572	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	76	(4)(10)
Kaleido Biosciences, Inc.	Equity	2/10/2021	Common Stock	86,585	1,000	—	(4)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,539	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	147	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	13	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	17	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	6	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,271	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	666	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	320	(4)(5)(10)(16)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	4,172
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	198,277	1,641	191	(4)
Subtotal: Drug Discovery & Development (1.93%)*					41,667	25,689
Electronics & Computer Hardware
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	1,207
Subtotal: Electronics & Computer Hardware (0.09%)*					1,500	1,207
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	2,048	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,166
Subtotal: Healthcare Services, Other (0.24%)*					6,781	3,214

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$2,373	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	2,235
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	1,337	(4)
Subtotal: Information Services (0.45%)*					4,440	5,945
Internet Consumer & Business Services
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(21)
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	395	(5)(10)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	282	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	800	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,082
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	5,262	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,338	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	198	(4)(20)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	3,374	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	457
	Equity	10/25/2016	Preferred Series A-1	108,710	632	174
Total OfferUp, Inc.				394,790	2,295	631
Oportun	Equity	6/28/2013	Common Stock	48,365	577	400	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	1,163	15	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	954
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	213
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	122
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	318	675	(4)
Subtotal: Internet Consumer & Business Services (1.33%)*					22,058	17,644
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	10	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	412	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	422
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,716,107	1,003	2,616	(4)(20)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	332	97	(4)
Subtotal: Medical Devices & Equipment (0.24%)*					3,085	3,135
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	416
Subtotal: Semiconductors (0.03%)*					160	416
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	725
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	13
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	—
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,432
	Equity	8/24/2017	Preferred Series 3	93,620	300	333
Total Druva Holdings, Inc.				552,461	1,300	1,765
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	10
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	12,864	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,322
	Equity	8/12/2021	Preferred Series F	52,956	280	149
Total SingleStore, Inc.				633,939	2,280	1,471
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,748	7,077	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,365
Subtotal: Software (1.90%)*					23,905	25,290

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	$250	$—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
Subtotal: Surgical Devices (0.00%)*					1,941	—
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,805
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	498,978	5,167	673	(4)(6)(20)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,919
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	543	2,124	(4)
Subtotal: Sustainable and Renewable Technology (0.64%)*					12,812	8,521
Total: Equity Investments (10.38%)*					$152,222	$137,794
Warrant Investments
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	$123	$123
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	123
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	789
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	1,182
Subtotal: Consumer & Business Products (0.15%)*					1,712	1,971
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					465	—
Drug Discovery & Development
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	1	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	18,360	56	67	(4)(10)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	29	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	40,396	880	593	(4)(10)(16)(20)
Brickell Biotech, Inc.	Warrant	2/18/2016	Common Stock	9,005	119	1	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	164	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	12	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	132	(5)(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	28	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	10,131	177	245	(4)(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	186	(4)(5)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	26	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	46	(4)(10)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	142,653	7	5	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	30	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	—	(4)(5)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	168	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	21	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	324
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	108,334	673	7	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	—	(4)
Subtotal: Drug Discovery & Development (0.16%)*					6,992	2,085

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	$101	$436	(4)
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	1,674
Subtotal: Electronics & Computer Hardware (0.16%)*					658	2,110
Healthcare Services, Other
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	60
Subtotal: Healthcare Services, Other (0.00%)*					114	60
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	74	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	421
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	35	(5)(10)
Subtotal: Information Services (0.04%)*					680	530
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	52	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	233	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	610	(16)
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	95	44
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	50	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	60
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	450	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	2	(4)
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	1,040
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	2,254	(16)
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	3
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	101	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	209	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	127	(12)
Total Snagajob.com, Inc.				3,611,537	860	437
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	22
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	481
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	579
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	59
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	845	(5)(10)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	14	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	859
Subtotal: Internet Consumer & Business Services (0.54%)*					5,785	7,235
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	196,335	151	67
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	598
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	1,906	(4)
Subtotal: Manufacturing Technology (0.19%)*					726	2,571
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	155,325	362	—	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—	(12)
Total Flowonix Medical Incorporated				881,131	713	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	23
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	5	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	350	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	-	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					2,034	378

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	$99	$932
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	135	(15)
Subtotal: Semiconductors (0.08%)*					850	1,067
Software
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	552
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	88	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	16
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	15
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	740	(4)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	263
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,634	(16)
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	328
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	50
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	278
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	250	5	4	(5)(10)
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	105
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	107	13
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	—
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	333
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	218
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Pymetrics, Inc.	Warrant	9/15/2020	Common Stock	150,943	77	56
RapidMiner, Inc.	Warrant	11/28/2017	Preferred Series C-1	4,982	24	7
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	289
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	334
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	168
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	147
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	611	(15)
ZeroFox, Inc.	Warrant	5/7/2020	Preferred Series C-1	648,350	101	540
Subtotal: Software (0.59%)*					7,364	7,789
Surgical Devices
Gynesonics, Inc.	Warrant	12/5/2012	Preferred Series C	33,670	13	—
TransMedics Group, Inc.	Warrant	11/7/2012	Common Stock	64,440	139	1,044	(4)
Subtotal: Surgical Devices (0.08%)*					152	1,044
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	46
Fulcrum Bioenergy, Inc.	Warrant	9/13/2012	Preferred Series C-1	280,897	274	765
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	97
	Warrant	4/7/2015	Preferred Series B	131,883	63	32
Total Halio, Inc.				456,883	218	129
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,612	338	—
Subtotal: Sustainable and Renewable Technology (0.07%)*					1,002	940
Total: Warrant Investments (2.10%)*					29,423	27,903
Total Investments in Securities (204.60%)*					$2,761,048	$2,716,563
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,084	2,136	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			195	192	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.18%)*					$2,279	$2,328
Total: Investment Funds & Vehicles Investments (0.18%)*					$2,279	$2,328
Total Investments before Cash and Cash Equivalents (204.78%)*					$2,763,327	$2,718,891

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		51,000	51,000
JPMorgan U.S. Government Money Market	Cash & Cash Equivalents		Capital (OGVXX)		39,000	39,000
Total: Investments in Cash & Cash Equivalents (6.78%)*					$90,000	$90,000
Total: Investments after Cash and Cash Equivalents (211.55%)*					$2,853,327	$2,808,891

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2022 (unaudited)

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 4.75% as of June 30, 2022. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 1.7867%, 2.2851%, and 2.93514%, respectively, as of June 30, 2022.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $74.5 million, $116.7 million and $(42.3) million, respectively. The tax cost of investments is $2.8 billion.
(3)
Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)
Except for warrants in 26 publicly traded companies and common stock in 41 publicly traded companies, all investments are restricted as of June 30, 2022 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
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
(8)
Debt is on non-accrual status as of June 30, 2022, and is therefore considered non-income producing. Note that as of June 30, 2022, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(12)
Denotes that all or a portion of the investment is pledged as collateral under the MUFG Bank Facility (as defined in “Note 5 — Debt”).
(13)
Denotes that all or a portion of the debt investment secures the 2031 Asset-Backed Notes (as defined in “Note 5 — Debt”).
(14)
Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)
Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of June 30, 2022.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of June 30, 2022 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of June 30, 2022, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.
(22)
Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $4.6 million, respectively.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its consolidated subsidiaries, and Variable Interest Entities (“VIE”) for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2022, the Company's Consolidated Financial Statements included the accounts of the securitization trust, a VIE, formed in conjunction with the issuance of the 2031 Asset-Backed Notes (as defined in “Note 5 – Debt”). The Company held no interests in a VIE as of December 31, 2021. The assets of the Company's securitization VIE are restricted to be used to settle obligations of its consolidated securitization VIE, which are disclosed parenthetically on the Consolidated Statements of Assets and Liabilities. The liabilities are the only obligations of its consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

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

As of June 30, 2022, approximately 94.7% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

In accordance with procedures established by its Board, the Company values investments on a quarterly basis following a multistep valuation process. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. The quarterly Board approved multi-step valuation process is described below:

(1)
The Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;
(2)
Preliminary valuation conclusions and business-based assumptions, along with any applicable fair value marks provided by an independent firm, are reviewed with the Company’s investment committee and certain member(s) of credit group as necessary;
(3)
The Valuation Committee reviews the preliminary valuations recommended by the investment committee and certain member(s) of the credit group of each investment in the portfolio and determines the fair value of each investment in the Company’s portfolio in good faith and recommends the valuation determinations to the Audit Committee of the Board;
(4)
The Audit Committee of the Board provides oversight of the quarterly valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Valuation Committee, reviews the fair valuation determinations made by the Valuation Committee, and approves such valuations for inclusion in public reporting and disclosures, as appropriate; and
(5)
The Board, upon the recommendation of the Audit Committee, discusses valuations and approves the fair value of each investment in the Company’s portfolio.

Investments purchased within the preceding two calendar quarters before the valuation date and debt investments with remaining maturities within 12 months or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity, unless such valuation, in the judgment of the Company, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by the Valuation Committee and approved by the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Committee and approved by the Board.

As part of the overall process noted above, the Company engages one or more independent valuation firm(s) to provide management with assistance in determining the fair value of selected portfolio investments each quarter. In selecting which portfolio investments to engage an independent valuation firm, the Company considers a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality, and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Valuation Committee and subject to approval of the Board, and the Company may engage an independent valuation firm to value all or some of our portfolio investments. In determining the fair value of a portfolio investment in good faith, the Company recognizes these determinations are made using the best available information that is knowable or reasonably knowable. In addition, changes in the market environment, portfolio company performance and other events that may occur over the duration of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The change in fair value of each individual investment is recorded as an adjustment to the investment's fair value and the change is reflected in unrealized appreciation or depreciation.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2022, the Company held $590 thousand (Cost basis $587 thousand) of foreign cash. As of December 31, 2021, the Company held $95 thousand (Cost basis $93 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to our 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both June 30, 2022 and December 31, 2021, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of June 30, 2022 and December 31, 2021 was $0.6 million and $0.6 million, respectively.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $50.2 million of unamortized fees as of June 30, 2022, of which approximately $41.1 million was included as an offset to the cost basis of its current debt investments and approximately $9.1 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, the Company had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $0.5 million and $3.0 million in one-time fee income during the three months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $0.8 million and $4.5 million in one-time fee income during the six months ended June 30, 2022 and 2021, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2022, the Company had approximately $41.0 million in exit fees receivable, of which approximately $36.6 million was included as a component of the cost basis of its current debt investments and approximately $4.4 million was a deferred receivable related to expired commitments. As of December 31, 2021, the Company had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of its current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $5.0 million and $2.6 million in PIK income during the three months ended June 30, 2022 and 2021, respectively. The Company recorded approximately $9.9 million and $5.2 million in PIK income during the six months ended June 30, 2022 and 2021, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six months ended June 30, 2022 and 2021.

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

Income Taxes

The Company intends to operate so as to qualify to be subject to tax as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes, with certain exceptions.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and six months ended June 30, 2022 or 2021. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three and six months ended June 30, 2022, the Company issued 61,145 shares and 121,471 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. During the three and six months ended June 30, 2021, the Company issued 66,946 shares and 133,943 shares, of common stock to stockholders in connection with the dividend reinvestment plan.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments  Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables  Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard to have a material impact to the consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820)  Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2022 and December 31, 2021.

(in thousands)	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money Market Fund	$90,000	$90,000	$—	$—

Other assets
Escrow Receivables	$642	$—	$—	$642

Investments
Senior Secured Debt	$2,496,639	$—	$—	$2,496,639
Unsecured Debt	54,227	—	—	54,227
Preferred Stock	49,858	—	—	49,858
Common Stock	87,936	52,529	7,027	28,380
Warrants	27,903	—	5,913	21,990
	$2,716,563	$52,529	$12,940	$2,651,094
Investment Funds & Vehicles measured at Net Asset Value (1)	2,328
Total Investments excluding cash equivalents	$2,718,891

Total Investments including cash equivalents	$2,808,891
(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$561	$—	$—	$561

Investments
Senior Secured Debt	$2,156,709	$—	$—	$2,156,709
Unsecured Debt	52,890	—	—	52,890
Preferred Stock	69,439	—	—	69,439
Common Stock	115,271	84,460	8,843	21,968
Warrants	38,399	—	10,922	27,477
	$2,432,708	$84,460	$19,765	$2,328,483
Investment Funds & Vehicles measured at Net Asset Value (1)	1,814
Total Investments excluding cash equivalents	$2,434,522

Total Investments including cash equivalents	$2,434,522
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021.

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of June 30, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,883)	$(16,525)	$599,596	$(73,500)	$(164,254)	$—	$(3,504)	$2,496,639
Unsecured Debt	52,890	—	(2,025)	3,362	—	—	—	—	54,227
Preferred Stock	69,439	2,867	(14,157)	2,903	(4,772)	—	—	(6,422)	49,858
Common Stock	21,968	(93)	10,240	—	—	—	207	(3,942)	28,380
Warrants	27,477	409	(8,120)	4,391	(2,167)	—	—	—	21,990
Other Assets
Escrow Receivable	561	312	—	167	(398)	—	—	—	642
Total	$2,329,044	$1,612	$(30,587)	$610,419	$(80,837)	$(164,254)	$207	$(13,868)	$2,651,736

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of June 30, 2021
Investments
Senior Secured Debt	$2,079,465	$(1,627)	$10,789	$536,147	$—	$(407,719)	$—	$—	$2,217,055
Unsecured Debt	14,970	—	(1,258)	12,609	—	—	—	—	26,321
Preferred Stock	58,981	—	50,470	11,514	(61,732)	—	—	(1,267)	57,966
Common Stock	27,398	(60,904)	13,292	3,371	60,900	—	—	(16,025)	28,032
Warrants	21,483	1,593	11,768	1,352	(3,120)	—	—	(1,020)	32,056
Other Assets
Escrow Receivable	65	584	(1,515)	2,446	(584)	—	—	—	996
Total	$2,202,362	$(60,354)	$83,546	$567,439	$(4,536)	$(407,719)	$—	$(18,312)	$2,362,426
(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the six months ended June 30, 2022 related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the six months ended June 30, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
(4)
Transfers out of Level 3 during the six months ended June 30, 2021, related to the initial public offerings of Proterra, Inc., 23andMe, Inc., Sprinklr, Inc., Century Therapeutics, and Xometry, Inc.
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

For the six months ended June 30, 2022, approximately $14.9 million in net unrealized depreciation and $10.2 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $17.7 million and $8.6 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the six months ended June 30, 2021, approximately $10.5 million in net unrealized depreciation and $13.3 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $8.5 million and $10.8 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of June 30, 2022 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$9,717	Originated Within 4-6 Months	Origination Yield	9.95% - 10.67%	10.06%
	931,149	Market Comparable Companies	Hypothetical Market Yield	11.06% - 16.12%	12.94%
			Premium/(Discount)	(1.00%) - 1.00%	(0.08%)
	1,838	Liquidation	Collateral Recoverability	0.00% - 85.00%	85.00%

Technology	161,302	Originated Within 4-6 Months	Origination Yield	10.84% - 12.64%	11.29%
	701,631	Market Comparable Companies	Hypothetical Market Yield	10.43% - 18.21%	13.01%
			Premium/(Discount)	(1.25%) - 1.50%	(0.18%)
	19,552	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.40%

Sustainable and Renewable Technology	2,940	Market Comparable Companies	Hypothetical Market Yield	12.56%	12.56%
			Premium/(Discount)	0.75%	0.75%

Medical Devices	14,865	Originated Within 4-6 Months	Origination Yield	11.22%	11.22%

Lower Middle Market	275,821	Market Comparable Companies	Hypothetical Market Yield	11.40% - 16.76%	12.54%
			Premium/(Discount)	(2.00%) - 0.75%	(0.56%)
	8,208	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

		Debt Investments Where Fair Value Approximates Cost
	165,940	Debt Investments originated within 3 months
	64,200	Imminent Payoffs (4)
	193,703	Debt Investments Maturing in Less than One Year
	$2,550,866	Total Level 3 Debt Investments
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of June 30, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$26,789	Market Comparable Companies	EBITDA Multiple (b)	12.9x - 12.9x	12.9x
			Revenue Multiple (2)	0.6x - 7.3x	4.3x
			Tangible Book Value Multiple (2)	1.9x - 1.9x	1.9x
			Discount for Lack of Marketability (3)	11.1% - 32.97%	18.83%
	18,384	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.67%) - 39.06%	(6.06%)
	23,181	Discounted Cash Flow	Discount Rate (7)	19.50% - 28.64%	24.30%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	9,884	Other (6)
Warrant Investments	12,093	Market Comparable Companies	EBITDA Multiple (2)	12.9x - 12.9x	12.9x
			Revenue Multiple (2)	0.6x - 9.3x	3.5x
			Discount for Lack of Marketability (3)	2.75% - 34.73%	21.29%
	9,357	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.67%) - 39.06%	(13.96%)
	540	Other(6)
Total Level 3 Warrant and Equity Investments	$100,228
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

The Company believes that the carrying amounts of its financial instruments, other than investments and debt, which consist of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The debt obligations of the Company are recorded at amortized cost and not at fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s outstanding debt obligations are based on observable market trading prices or quotations and unobservable market rates as applicable for each instrument.

As of June 30, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.24 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around June 30, 2022, the 2031 Asset-Backed Notes were quoted for 0.995. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of June 30, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,442	$173,814	$—	$—	$173,814
July 2024 Notes	104,385	102,907	—	—	102,907
February 2025 Notes	49,694	47,673	—	—	47,673
June 2025 Notes	69,515	65,332	—	—	65,332
June 2025 3-Year Notes	49,479	48,745	—	—	48,745
March 2026 A Notes	49,653	46,748	—	—	46,748
March 2026 B Notes	49,621	46,836	—	—	46,836
September 2026 Notes	320,867	277,061	—	—	277,061
January 2027 Notes	343,939	306,563	—	—	306,563
2031 Asset-Backed Notes	147,663	149,250	—	149,250	—
2033 Notes	38,772	40,384	—	40,384	—
MUFG Bank Facility(1)	82,000	82,000	—	—	82,000
SMBC Facility	23,582	23,582	—	—	23,582
Total	$1,498,612	$1,410,895	$—	$189,634	$1,221,261

	December 31, 2021
(in thousands)	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$145,498	$151,471	$—	$—	$151,471
2022 Notes	149,563	152,906	—	152,906	—
July 2024 Notes	104,238	110,496	—	—	110,496
February 2025 Notes	49,637	51,983	—	—	51,983
June 2025 Notes	69,433	72,031	—	—	72,031
March 2026 A Notes	49,605	52,646	—	—	52,646
March 2026 B Notes	49,570	52,751	—	—	52,751
September 2026 Notes	320,376	315,495	—	—	315,495
2033 Notes	38,718	42,672	—	42,672	—
2022 Convertible Notes	229,740	236,049	—	236,049	—
Union Bank Facility(1)	—	—	—	—	—
SMBC Facility	29,925	29,925	—	—	29,925
Total	$1,236,303	$1,268,425	$—	$431,627	$836,798
(1)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2022 and 2021.

(in thousands)			Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Portfolio Company(1)	Type	Fair Value as of June 30, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$422	$—	$—	$(192)	$—	$—	$—	$(143)	$—
Gibraltar Business Capital, LLC	Control	39,064	844	17	(3,578)	—	1,678	33	(4,805)	—
Hercules Adviser LLC	Control	35,181	128	—	8,637	—	239	—	11,191	—
Tectura Corporation	Control	8,208	172	—	(139)	—	342	—	(61)	—
Total Control Investments		$82,875	$1,144	$17	$4,728	$—	$2,259	$33	$6,182	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$—	$—	$—	$—	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC	Affiliate	3,613	76	—	(1,295)	—	1,123	—	(422)	—
Total Affiliate Investments		$3,613	$76	$—	$(1,295)	$—	$1,123	$—	$(542)	$3,772
Total Control & Affiliate Investments		$86,488	$1,220	$17	$3,433	$—	$3,382	$33	$5,640	$3,772

(in thousands)			Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Portfolio Company	Type	Fair Value as of June 30, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$44,194	$843	$15	$(6,125)	$—	$1,472	$23	$(14,215)	$—
Hercules Adviser LLC	Control	13,923	14	—	1,019	—	14	—	10,888	—
Tectura Corporation	Control	8,374	172	—	(149)	—	342	—	(226)	—
Total Control Investments		$66,491	$1,029	$15	$(5,255)	$—	$1,828	$23	$(3,553)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,309	$—	$—	$54	$—	$—	$—	$2,094	$—
Pineapple Energy LLC	Affiliate	8,441	1	—	32	—	2	—	61	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	62,143	(62,143)	—	—	62,183	(62,143)
Total Affiliate Investments		$9,750	$1	$—	$62,229	$(62,143)	$2	$—	$64,338	$(62,143)
Total Control & Affiliate Investments		$76,241	$1,030	$15	$56,974	$(62,143)	$1,830	$23	$60,785	$(62,143)
(1)
In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of June 30, 2022, the Hercules Adviser, LLC qualified as a significant subsidiary pursuant to Rule 10-01(b)(1). The total revenue, operating income, and net income were $3.5 million and $0.2 million, $(1.9) million and $(2.3) million, and $(1.8) million and $(1.8) million, respectively, for the six months ended June 30, 2022 and 2021. As of June 30, 2021, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,496,639	91.8%	$2,156,709	88.6%
Unsecured Debt	54,227	2.0%	52,890	2.2%
Preferred Stock	49,858	1.9%	69,439	2.8%
Common Stock	87,936	3.2%	115,271	4.7%
Warrants	27,903	1.0%	38,399	1.6%
Investment Funds & Vehicles	2,328	0.1%	1,814	0.1%
Total	$2,718,891	100.0%	$2,434,522	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2022 and December 31, 2021 is shown as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,455,229	90.4%	$2,138,184	87.8%
United Kingdom	152,699	5.6%	169,407	7.0%
Netherlands	76,908	2.8%	82,925	3.4%
Canada	19,273	0.7%	27,673	1.1%
Israel	8,932	0.3%	8,980	0.4%
Ireland	4,636	0.2%	5,459	0.2%
Germany	1,082	0.0%	1,894	0.1%
Other	132	0.0%	—	0.0%
Total	$2,718,891	100.0%	$2,434,522	100.0%
The following table shows the fair value of the Company’s portfolio by industry sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,049,767	38.6%	$967,383	39.7%
Software	707,982	26.0%	585,622	24.1%
Internet Consumer & Business Services	458,299	16.8%	395,506	16.3%
Healthcare Services, Other	129,373	4.3%	121,003	5.0%
Communications & Networking	106,629	3.9%	105,490	4.3%
Diversified Financial Services	74,712	2.8%	65,073	2.7%
Information Services	57,656	2.1%	74,417	3.1%
Manufacturing Technology	41,515	1.0%	14,995	1.2%
Consumer & Business Products	26,215	1.5%	28,099	0.6%
Sustainable and Renewable Technology	23,060	0.9%	39,387	1.6%
Semiconductors	20,846	1.2%	22,498	0.5%
Medical Devices & Equipment	18,378	0.8%	12,612	0.9%
Electronics & Computer Hardware	3,317	0.1%	1,040	0.0%
Surgical Devices	1,044	0.0%	1,029	0.0%
Drug Delivery	98	0.0%	368	0.0%
Total	$2,718,891	100.0%	$2,434,522	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2022 or December 31, 2021.

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

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company’s ten largest portfolio companies represented approximately 31.4% and 30.5% of the total fair value of the Company’s investments in portfolio companies, respectively. As of June 30, 2022 and December 31, 2021, the Company had nine and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of June 30, 2022, the Company had four equity investments representing approximately 43.2% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2021, the Company had six equity investments which represented approximately 49.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of June 30, 2022, approximately 74.3% of the Company’s debt investments at fair value were in a senior secured first lien position, with 37.1% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 29.0% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and 8.2% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 23.6% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.1% were unsecured.

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

5. Debt

As of June 30, 2022 and December 31, 2021, the Company had the following available and outstanding debt:

	June 30, 2022			December 31, 2021
(in thousands)	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures	$175,000	$175,000	$169,442	$175,000	$150,500	$145,498
2022 Notes	—	—	—	150,000	150,000	149,563
July 2024 Notes	105,000	105,000	104,385	105,000	105,000	104,238
February 2025 Notes	50,000	50,000	49,694	50,000	50,000	49,637
June 2025 Notes	70,000	70,000	69,515	70,000	70,000	69,433
June 2025 3-Year Notes	50,000	50,000	49,479	—	—	—
March 2026 A Notes	50,000	50,000	49,653	50,000	50,000	49,605
March 2026 B Notes	50,000	50,000	49,621	50,000	50,000	49,570
September 2026 Notes	325,000	325,000	320,867	325,000	325,000	320,376
January 2027 Notes	350,000	350,000	343,939	—	—	—
2031 Asset-Backed Notes	150,000	150,000	147,663	—	—	—
2033 Notes	40,000	40,000	38,772	40,000	40,000	38,718
2022 Convertible Notes	—	—	—	230,000	230,000	229,740
MUFG Bank Facility (2)(3)	545,000	82,000	82,000	400,000	—	—
SMBC Facility (2)	225,000	23,582	23,582	100,000	29,925	29,925
Total	$2,185,000	$1,520,582	$1,498,612	$1,745,000	$1,250,425	$1,236,303

(1)
Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
Availability subject to the Company meeting the borrowing base requirements.
(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
SBA Debentures	$5,558	$5,002
2022 Notes	—	300
July 2024 Notes	615	762
February 2025 Notes	306	363
June 2025 Notes	485	567
June 2025 3-Year Notes	521	—
March 2026 A Notes	347	395
March 2026 B Notes	379	430
September 2026 Notes	4,133	4,624
January 2027 Notes	6,061	—
2031 Asset-Backed Notes	2,337	—
2033 Notes	1,228	1,282
2022 Convertible Notes	—	149
MUFG Bank Facility (1)	1,587	1,239
SMBC Facility (1)	1,649	922
Total	$25,206	$16,035
(1)
The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and six months ended June 30, 2022, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,138	$146	$—	$1,284	$—	$1,688	$286	$—	$1,974	$749
2022 Notes	—	—	—	—	—	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	—	2,504	148	—	2,652	2,504
February 2025 Notes	535	28	—	563	—	1,070	57	—	1,127	1,070
June 2025 Notes	755	41	—	796	1,509	1,509	81	—	1,590	1,509
June 2025 3-Year Notes	67	4	—	71	—	67	4	—	71	-
March 2026 A Notes	562	24	—	586	—	1,125	48	—	1,173	1,125
March 2026 B Notes	568	26	—	594	—	1,137	52	—	1,189	1,138
September 2026 Notes	2,175	204	—	2,379	—	4,349	408	—	4,757	4,266
January 2027 Notes	3,078	207	—	3,285	—	5,473	368	—	5,841	-
2031 Asset-Backed Notes	169	9	—	178	—	169	9	—	178	-
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
2022 Convertible Notes	—	—	—	—	—	923	149	—	1,072	5,004
MUFG Bank Facility(2)	1,369	175	395	1,939	1,215	1,483	412	962	2,857	1,215
SMBC Facility	405	64	68	537	283	587	113	133	833	519
Total	$12,698	$1,029	$463	$14,190	$3,632	$24,345	$2,239	$1,095	$27,679	$22,642
(1)
Interest expense includes amortization of original issue discounts for the three months ended June 30, 2022 of $42 thousand, $126 thousand, and $4 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the six months ended June 30, 2022, $23 thousand, $112 thousand, $84 thousand, $223 thousand, and $4 thousand related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

For the three and six months ended June 30, 2021, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$521	$102	$—	$623	$536	$1,113	$317	$—	$1,430	$2,089
2022 Notes	1,775	90	—	1,865	3,468	3,551	180	—	3,731	3,469
July 2024 Notes	1,252	74	—	1,326	—	2,504	148	—	2,652	2,504
February 2025 Notes	535	29	—	564	—	1,070	57	—	1,127	1,070
April 2025 Notes(2)	984	95	—	1,079	984	1,969	190	—	2,159	1,968
June 2025 Notes	754	40	—	794	1,509	1,509	81	—	1,590	1,509
March 2026 A Notes	563	24	—	587	—	1,125	46	—	1,171	750
March 2026 B Notes	569	26	—	595	—	739	34	—	773	—
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
2027 Asset-Backed Notes(2)	1,474	204	—	1,678	1,492	3,249	850	—	4,099	3,329
2028 Asset-Backed Notes(2)	2,567	283	—	2,850	2,600	5,459	616	—	6,075	5,529
2022 Convertible Notes	2,684	223	—	2,907	—	5,367	446	—	5,813	5,031
Wells Facility(2)	—	44	157	201	—	—	88	313	401	—
MUFG Bank Facility(3)	187	327	475	989	138	335	653	947	1,935	213
Total	$14,490	$1,588	$632	$16,710	$11,352	$29,240	$3,760	$1,260	$34,260	$28,711
(1)
Interest expense includes amortization of original issue discounts of $41 thousand and $168 thousand relate to the 2022 Notes and 2022 Convertible Notes, respectively, for the three months ended June 30, 2021; and $82 thousand and $336 thousand for the 2022 Notes and 2022 Convertible Notes, respectively, for the six months ended June 30, 2021.
(2)
The April 2025 Notes, 2027 Asset-Backed Notes and 2028 Asset-Backed Notes were retired on July 1, 2021 and October 20, 2021, respectively. The Wells Facility was terminated on November 29, 2021.
(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company reported the following SBA debentures outstanding principal balances as of June 30, 2022 and December 31, 2021:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2022	December 31, 2021
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	—
January 21, 2022	March 1, 2032	3.21%	20,000	—
Total SBA Debentures			$175,000	$150,500
(1)
Interest rates are fixed rates set based on the pooling date of each debenture. The rates shown above are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of June 30, 2022 and December 31, 2021.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of June 30, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures and has paid the SBA commitment fees and facility fees of approximately $1.75 million and $4.2 million, respectively.

As of June 30, 2022, the Company held investments in HC IV in 17 companies with a fair value of approximately $272.9 million, accounting for approximately 10.0% of the Company’s total investment portfolio. Further, HC IV held approximately $278.4 million in tangible assets which accounted for approximately 9.7% of the Company’s total assets as of June 30, 2022.

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

June 2025 3-Year Notes

On June 23, 2022, the Company issued $50.0 million in aggregate principal amount of 6.00% interest-bearing unsecured notes due June 23, 2025 (the “June 2025 3-Year Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the June 2025 3-Year Notes is due semiannually. The June 2025 3-Year Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

2031 Asset-Backed Notes

On June 22, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $150.0 million in aggregate principal amount of 4.95% interest-bearing asset-backed notes due on July 20, 2031 (the “2031 Asset-Backed Notes”). The 2031 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2022-1 LLC (the “2022 Securitization Issuer”) pursuant to a note purchase agreement, dated as of June 22, 2022, by and among the Company, Hercules Capital Funding 2022-1 LLC, as trust depositor, the 2022 Securitization Issuer, and U.S. Bank Trust Company, N. A., as trustee, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2031 Asset-Backed Notes will be paid, to the extent of funds available.

Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2022, there was approximately $3.4 million and none as of December 31, 2021 of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.

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

Credit Facilities

As of June 30, 2022 and December 31, 2021, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the six months ended June 30, 2022 and year ended December 31, 2021, the weighted average interest rate was 3.42% and 2.54%, respectively, and the average debt outstanding under the Credit Facilities was $121.0 million and $28.8 million, respectively.

MUFG Bank Facility

On June 10, 2022, the Company entered into a second amended credit facility agreement, which amends the agreement dated as of February 20, 2020. The Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “MUFG Bank Facility”) with MUFG Bank Ltd. (formerly MUFG Union Bank and known as the “Union Bank Facility”) as the arranger and administrative agent, and the lenders party to the MUFG Bank Facility from time to time.

Under the MUFG Bank Facility, the lenders have made commitments of $545.0 million, which is an increase from $400.0 million as of December 31, 2021. The MUFG Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $600.0 million, funded by existing or additional lenders and with the agreement of MUFG Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the MUFG Bank Facility to increase available borrowings. Debt under the MUFG Bank Facility generally bears interest at a rate per annum equal to SOFR plus 2.60% for SOFR loans with a one-month interest period and 2.65% for SOFR loans with a three-month interest period. The MUFG Bank Facility matures on February 22, 2024, unless sooner terminated in accordance with its terms. The MUFG Bank Facility is secured by all of the assets of Hercules Funding IV. The MUFG Bank Facility requires payment of a non-use fee during the revolving credit availability period.

The MUFG Bank Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of Hercules Funding IV. Among other things, these covenants require the Company to maintain certain financial ratios, including a minimum interest coverage ratio with respect to Hercules Funding IV and a minimum tangible net worth in an amount that is in excess of $723.0 million.

The MUFG Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

SMBC Facility

On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of June 30, 2022, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. As of December 31, 2021, the Company had access to $100.0 million, subject to certain conditions. Additionally, the SMBC Facility provides for the issuance of letters of credit on the account of the Company or its designee in U.S. dollars and certain agreed upon foreign currencies in an aggregate face amount not to exceed $15.0 million. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance.

Interest under the SMBC Facility is determined by the nature and denomination of the borrowing. Interest rates are determined by the appropriate benchmark rate (SOFR, EURIBOR, Prime, CDOR, or TIBOR) as applicable for the type of borrowing plus an applicable margin adjustment which can range from 0.875% to 2.0% per annum subject to certain conditions. In addition to interest, the SMBC Facility is subject to a non-usage fee of 0.375% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the SMBC Facility during the revolving period. The Company is required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the SMBC Facility.

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

As previously noted, federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, income is required to be recognized for tax purposes no later than when recognized for financial reporting purposes, with certain exceptions.

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

Taxable income for the three months ended June 30, 2022, was approximately $40.0 million or $0.32 per share. Taxable net realized gains for the same period were $(1.7) million or approximately $(0.02) per share. Taxable income for the three months ended June 30, 2021, was approximately $47.2 million or $0.41 per share. Taxable net realized gains for the same period were $48.6 million or approximately $0.42 per share.

Taxable income for the six months ended June 30, 2022, was approximately $73.1 million or $0.60 per share. Taxable net realized gains for the same period were $2.0 million or approximately $0.02 per share. Taxable income for the six months ended June 30, 2021, was approximately $82.1 million or $0.72 per share. Taxable net realized gains for the same period were $57.5 million or approximately $0.50 per share.

For the three and six months ended June 30, 2022, the Company paid approximately $0.2 million and $7.3 million of income tax, respectively, including excise tax, and had $2.4 million of accrued but unpaid tax expense as of June 30, 2022. For the three and six months ended June 30, 2021, the Company paid approximately $0.1 million and $3.6 million of income tax, including excise tax, and had $2.6 million accrued but unpaid tax expense as of June 30, 2021.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

During the three and six months ended June 30, 2022, the Company declared and paid distributions of $0.48 and $0.96 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of June 30, 2022, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

7. Stockholders’ Equity

On May 9, 2022, the Company entered into an At-The-Market (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jeffries”) (the “2022 Equity Distribution Agreement”). The 2022 Equity Distribution Agreement provides that the Company may offer and sell up to 17.5 million shares of its common stock from time to time through JMP or Jeffries, as its sales agents. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2022 Equity Distribution Agreement replaces the ATM equity distribution agreement between the Company and JMP executed on July 2, 2020 (the “2020 Equity Distribution Agreement”).

Under the 2020 Equity Distribution Agreement, the Company sold approximately 0.7 million and 5.6 million shares, respectively, of common stock under during the three and six months ended June 30, 2022. From the sale of shares under the 2020 Equity Distribution Agreement, the Company received total accumulated net proceeds of approximately $13.3 million and $98.5 million, including $0.2 million and $1.6 million of offering expenses, respectively for each period. Under the 2022 Equity Distribution agreement the Company sold approximately 3.3 million of common stock for both the three and six months ended June 30, 2022. From the sale of shares, the Company received total accumulated net proceeds of approximately $48.6 million including $0.5 million of offering expenses for both the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, there were no shares sold under the existing equity distribution agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2022, approximately 14.2 million shares remain available for issuance and sale under the 2022 Equity Distribution Agreement. The 2020 Equity Distribution Agreement is no longer effective. The Company has issued stock options for common stock subject to future issuance, of which 194,571 and 210,569 were outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-based awards in the period they are forfeited. For the three months ended June 30, 2022, and 2021, the Company recognized $3.7 million and $2.9 million of stock based compensation expense in the Consolidated Statement of Operations, respectively. For the six months ended June 30, 2022, and 2021, the Company recognized $8.1 million and $5.7 million of stock based compensation expense in the Consolidated Statement of Operations, respectively. As of June 30, 2022, and 2021, approximately $19.1 million and $20.6 million of total unrecognized compensation costs expected to be recognized over the next 2.0 and 2.0 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, and generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms (the “Service Vesting Awards”). The grant date fair value of Service Vesting Awards granted during the six months ended June 30, 2022, and 2021, were approximately $10.7 million, and $11.1 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the six months ended June 30, 2022, and 2021, are summarized below:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,037,848	$14.51	989,100	$13.69
Granted	610,541	$17.39	745,087	$14.76
Vested (1)	(463,408)	$14.39	(411,576)	$13.74
Forfeited	(17,108)	$15.89	(47,445)	$14.40
Unvested Shares End of Period	1,167,873	$16.05	1,275,166	$14.32

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

In addition to the restricted stock equity based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the six months ended June 30, 2022 and 2021, was approximately $83,000 and $40,000, respectively. During the six months ended June 30, 2022 and 2021, approximately $30,000, and $14,000, of share-based cost due to stock option grants was expensed, respectively.

Performance-Vesting Awards

The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). The total compensation will be determined by the Company’s TSR relative to specified BDCs during a specified performance period. Depending on the results achieved during the specified performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target shares granted. The Performance Awards typically vest after four years, and generally may not be disposed until one year post vesting. The Company determines the fair values of the Performance Awards at the grant date using a Monte-Carlo simulation multiplied by the target payout level and is recognized over the service period. During the six months ended June 30, 2022, all 487,409 Performance Award shares vested. Additionally, 241,770 distribution equivalent units (“DEUs”) were issued with a grant date fair value of $4.0 million. During the six months ended June 30, 2021, there were no Performance Awards or DEUs granted or vested. As of June 30, 2022 and 2021, there were no and 487,409 shares of unvested Performance Awards.

Liability Classified Awards

The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). The remaining maximum total potential value of the Liability Awards granted is $5.2 million, which assumes all performance conditions are met for each Liability award. If the performance conditions are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The awards are recorded as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statement of Assets and Liabilities.

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of June 30, 2022, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three year service term.

As of June 30, 2022, all Liability Awards are unvested and there was approximately $3.2 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.8 years. For the six months ended June 30, 2022, there was approximately $2.3 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $2.0 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the six months ended June 30, 2022 and 2021, $6.0 million and $0 of the Liability Awards vested.

As of June 30, 2021, all Liability Awards are unvested and there was approximately $3.9 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.3 years. For the six months ended June 30, 2021, there was approximately $0.6 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $4.6 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net (decrease) increase in net assets resulting from operations	$(10,318)	$82,731	$(13,654)	$146,894
Less: Distributions declared-common and restricted shares	(59,993)	(45,158)	(117,875)	(87,953)
(Over-)Undistributed earnings (loss)	(70,311)	37,573	(131,529)	58,941

Undistributed earnings-common shares	(70,311)	37,200	(131,529)	58,341
Add: Distributions declared-common shares	59,431	44,710	116,693	87,059
Numerator for basic and diluted change in net assets per common share	$(10,880)	$81,910	$(14,836)	$145,400
Add: Income impact of assumed conversion of 2022 Convertible Notes	—	2,906	—	2,906
Numerator for basic and diluted change in net assets per common share	$(10,880)	$84,816	$(14,836)	$148,306

Denominator
Basic weighted average common shares outstanding	124,255	114,654	121,292	114,480
Incremental shares from assumed conversion of 2022 Convertible Notes	—	14,189	—	7,094
Common shares issuable	—	729	—	614
Weighted average common shares outstanding assuming dilution	124,255	129,572	121,292	122,188

Change in net assets per common share
Basic	$(0.09)	$0.71	$(0.12)	$1.27
Diluted	$(0.09)	$0.65	$(0.12)	$1.21

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share. For the three and six months ended June 30, 2022, as the Company had a net loss, the effect of unvested stock options, restricted stock units and awards, and Performance Awards were anti-dilutive, and therefore have been excluded from the calculation of diluted loss per share.

As disclosed in “Note 5 – Debt”, on February 1, 2022, the Company fully repaid the 2022 Convertible Notes. As these notes were fully repaid, there is no dilutive impact for the current period ended June 30, 2022. For the three and six months ended June 30, 2021, the average closing price of the Company's common stock was higher than the conversion price of the 2022 Convertible Notes and therefore, the effect of the 2022 Convertible Notes was dilutive and, accordingly, was included in the calculation of diluted earnings per share using the if-converted method.

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and six months ended June 30, 2022, and 2021, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

(in thousands)	Three months ended June 30,		Six Months Ended June 30,
Anti-dilutive Securities	2022	2021	2022	2021
2022 Convertible Notes	—	—	—	—
Unvested common stock options	16	—	24	88
Restricted stock units*	2	—	17	—
Unvested restricted stock awards	—	—	—	725
Performance awards*	1,685	—	1,116	—

*Included in these amounts are shares related to certain equity-based awards, which are fully-vested but have not been delivered and thus not outstanding for purposes of calculating earnings per share.

As of both June 30, 2022 and December 31, 2021, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per share data (1):
Net asset value at beginning of period	$11.22	$11.26
Net investment income	0.62	0.62
Net realized gain (loss)	(0.04)	(0.06)
Net unrealized appreciation (depreciation)	(0.70)	0.71
Total from investment operations	(0.12)	1.27
Net increase (decrease) in net assets from capital share transactions (1)	0.23	(0.11)
Distributions of net investment income (6)	(0.96)	(0.76)
Stock-based compensation expense included in investment income (2)	0.06	0.05
Net asset value at end of period	$10.43	$11.71

Ratios and supplemental data (in thousands, except per share data):
Per share market value at end of period	$13.49	$17.06
Total return (3)	(13.72)%	23.66%
Shares outstanding at end of period	127,285	115,867
Weighted average number of common shares outstanding	121,292	114,480
Net assets at end of period	$1,327,740	$1,356,358
Ratio of total expense to average net assets (4)	9.13%	10.12%
Ratio of net investment income before investment gains and losses to average net assets (4)	11.30%	10.84%
Portfolio turnover rate (5)	8.88%	19.26%
Weighted average debt outstanding	$1,386,242	$1,267,032
Weighted average debt per common share	$11.43	$11.07
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
(3)
The total return for the six months ended June 30, 2022, and 2021, equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the six months ended June 30, 2022, and 2021, equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2022, are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect its financial condition or business outlook. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of June 30, 2022, and December 31, 2021, the Company had approximately $488.9 million and $286.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. These amounts also exclude unfunded commitments related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2022, and December 31, 2021, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2022	December 31, 2021
Debt Investments:
Phathom Pharmaceuticals, Inc.	$66,500	$43,250
Thumbtack, Inc.	40,000	—
Vida Health	40,000	—
Skydio, Inc.	37,500	37,500
HilleVax, Inc.	36,000	—
Aryaka Networks, Inc.	20,000	—
Blue Sprig Pediatrics, Inc.	20,000	30,000
Finch Therapeutics Group, Inc.	20,000	—
G1 Therapeutics, Inc.	19,375	19,375
Locus Robotics Corporation	18,281	—
Syndax Pharmaceutics Inc.	15,000	30,000
Dronedeploy, Inc.	12,500	—
Carbon Health Technologies, Inc.	11,625	11,625.0
RVShare, LLC	10,500	13,500.0
AppDirect, Inc.	10,000	—
Dashlane, Inc.	10,000	19,300.0
Nuvolo Technologies Corporation	10,000	—
Equality Health, LLC	8,750	17,500
Tarsus Pharmaceuticals, Inc.	8,250	—
Viridian Therapeutics, Inc.	8,000	—
Ouster, Inc.	7,000	—
Akero Therapeutics, Inc.	5,001	—
Alamar Biosciences, Inc.	5,000	—
Brain Corporation	5,000	20,000
Ceros, Inc.	3,845	3,845
Signal Media Limited	3,750	—
Demandbase, Inc.	3,750	9,375
Riviera Partners LLC	3,500	—
Redshift Bioanalytics, Inc.	3,500	—
Catchpoint Systems, Inc.	3,400	—
Yipit, LLC	2,250	2,250
Eigen Technologies Ltd.	1,950	—
Khoros (p.k.a Lithium Technologies)	1,811	1,812
ThreatConnect, Inc.	1,600	1,600
Dispatch Technologies, Inc.	1,250	—
Zimperium, Inc.	1,088	—
Ikon Science Limited	1,050	1,050
Alchemer LLC	890	—
3GTMS, LLC	833	1,583
Agilence, Inc.	800	800
Mobile Solutions Services	743	424
Cybermaxx Intermediate Holdings, Inc.	471	471
Enmark Systems, Inc.	457	457
Annex Cloud	386	—
ShadowDragon, LLC	333	333
Gryphon Networks Corp.	268	268
Cytracom Holdings LLC	225	225
Bicycle Therapeutics PLC	—	10,000
Better Therapeutics, Inc.	—	4,000
Logicworks	—	2,000
ePayPolicy Holdings, LLC	—	250
Pineapple Energy LLC	—	120
Total Unfunded Debt Commitments:	482,432	282,913

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	3,456	3,839
Forbion Growth Opportunities Fund II C.V.	3,039	—
Total Unfunded Commitments in Investment Funds & Vehicles:	6,495	3,839

Total Unfunded Commitments	$488,927	$286,752
(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude

$127.6 million and $34.9 million of unfunded commitments as of June 30, 2022, and December 31, 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in a private equity fund.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	June 30, 2022	December 31, 2021
Unfunded Debt Commitments:
Expiring during:
2022	$236,843	$199,681
2023	131,575	43,675
2024	93,575	25,800
2025	1,801	2,232
2026	11,525	11,525
2027	4,974	—
2028	2,139	—
Total Unfunded Debt Commitments	482,432	282,913
Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	3,456	3,839
2032	3,039	—
Total Unfunded Commitments in Investment Funds & Vehicles	6,495	3,839
Total Unfunded Commitments	$488,927	$286,752

The following tables provide the Company’s contractual obligations as of June 30, 2022 and December 31, 2021:

As of June 30, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,520,582	$—	$357,000	$798,582	$365,000
Lease and License Obligations (4)	7,438	3,185	2,352	1,901	—
Total	$1,528,020	$3,185	$359,352	$800,483	$365,000

As of December 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,250,425	$380,000	$105,000	$574,925	$190,500
Lease and License Obligations (4)	8,283	3,120	2,958	1,427	778
Total	$1,258,708	$383,120	$107,958	$576,352	$191,278
(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in an investment fund.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of June 30, 2022. There was also $23.6 million outstanding under the SMBC Facility and $82.0 million outstanding under the MUFG Bank Facility as of June 30, 2022.
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

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. For the three and six months ended June 30, 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2021, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.6 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of June 30, 2022, and 2021:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total operating lease cost	$744	$738	$1,441	$1,476
Cash paid for amounts included in the measurement of lease liabilities	$1,175	$578	$1,769	$1,737

	As of June 30, 2022	As of June 30, 2021
Weighted-average remaining lease term (in years)	4.18	3.79
Weighted-average discount rate	4.61%	5.41%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2022:

(in thousands)	As of June 30, 2022
2022	$1,876
2023	2,500
2024	848
2025	887
Thereafter	1,804
Total lease payments	7,915
Less: imputed interest	(1,255)
Total operating lease liability	$6,660

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

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three and six months ended June 30, 2022, are net of expenses allocated to the Adviser Subsidiary of $3.1 million and $4.5 million, respectively. As of June 30, 2022, the Company owed $0.2 million to the Adviser Subsidiary. The Company’s total expenses for the three and six months ended June 30, 2021, are net of expenses allocated to the Adviser Subsidiary of $1.2 million and $2.1 million, respectively. As of December 31, 2021, there was $0.1 million receivable from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the six months ended June 30, 2022, $440.0 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the six months ended June 30, 2022, fundings of $189.8 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $88.2 million from the Adviser Funds relating to the assigned investments during the six months ended June 30, 2022. Additionally, on May 31, 2022, the Company sold $73.5 million of assets to the Adviser Funds and realized a $0.1 million gain.

During the six months ended June 30, 2021, $104.8 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds, respectively. During the six months ended June 30, 2021, fundings of $79.9 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $75.6 million from the Adviser Funds relating to the assigned investments during the six months ended June 30, 2021.

13. Subsequent Events

Dividend Distribution Declaration

On July 20, 2022, the Board declared a cash distribution of $0.35 per share to be paid on August 16, 2022 to stockholders of record as of August 9, 2022. In addition to the cash distribution, and as part of the declared supplemental cash distribution of $0.60 per share to be paid in four quarterly distributions of $0.15, the Board declared a supplemental cash distribution of $0.15 per share to be paid on August 16, 2022 to stockholders of record as of August 9, 2022. Including the $0.15 per share supplemental cash distribution paid to stockholders of record as of March 9, 2022 and May 17, 2022, the Board has declared a total of $0.45 per share of the $0.60 per share supplemental cash distribution declared on July 20, 2022.

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
•
our ability to operate as a BDC, a SBIC, and a RIC;
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

We have established Hercules Adviser LLC, a wholly owned registered investment adviser subsidiary. The Adviser Subsidiary provides investment advisory and related services to the Adviser Funds and External Parties. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1  Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for income tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.7 billion and $2.4 billion as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt investment portfolio as of June 30, 2022 was approximately $2.6 billion, compared to a fair value of approximately $2.2 billion at December 31, 2021. The fair value of the equity portfolio as of June 30, 2022 was approximately $137.8 million, compared to a fair value of approximately $184.7 million as of December 31, 2021. The fair value of the warrant portfolio as of June 30, 2022 was approximately $27.9 million, compared to a fair value of approximately $38.4 million as of December 31, 2021.

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

During the six months ended June 30, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total of $1,659.2 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $440.0 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $189.8 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

During the six months ended June 30, 2021, Hercules and the Adviser Funds directly committed or originated an aggregate total of $971.8 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $104.8 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $79.9 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

Our portfolio activity for the six months ended June 30, 2022 and June 30, 2021 was comprised of the following:

(in millions)	June 30, 2022	June 30, 2021
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$1,290.5	$639.7
Existing portfolio company	349.0	316.7
Sub-total	$1,639.5	$956.4
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(436.8)	(102.8)
Net Total Debt Commitments	$1,202.7	$853.6
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$508.7	$442.8
Existing portfolio company	265.4	174.9
Sub-total	$774.1	$617.7
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(186.6)	(77.9)
Net Total Debt Fundings	$587.5	$539.8
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$5.0	$13.3
Existing portfolio company	11.6	2.9
Sub-total	$16.6	$16.2
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(3.2)	(2.0)
Net Total Equity and Investments Funds and Vehicle Fundings	$13.4	$14.2
Unfunded Contractual Commitments (4)
Total	$488.9	$327.3
Non-Binding Term Sheets
New portfolio company	$387.5	$154.5
Existing portfolio company	1.0	3.0
Total	$388.5	$157.5
(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $127.6 million and $7.8 million, of unfunded commitments as of June 30, 2022, and 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2022, we received approximately $161.5 million in aggregate principal repayments. Of the approximately $161.5 million of aggregate principal repayments, approximately $43.6 million were scheduled principal payments and approximately $117.9 million were early principal repayments related to 14 portfolio companies. $17.5 million of the early principal repayments was an early repayment due to merger and acquisition transaction of one portfolio company. Additionally, on May 31, 2022, we sold $73.5 million of assets and realized a $0.1 million gain.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the six months ended June 30, 2022 and June 30, 2021 was as follows:

(in millions)	June 30, 2022	June 30, 2021
Beginning portfolio	$2,434.5	$2,354.1
New fundings and restructures	790.7	634.0
Fundings assigned to or directly funded by the Adviser Funds(1)	(189.8)	(79.9)
Warrants not related to current period fundings	0.8	0.8
Principal repayments received on investments	(43.6)	(37.8)
Early payoffs	(117.9)	(359.4)
Proceeds from sale of debt investments	(73.5)	—
Proceeds from sale of equity investments	(9.8)	(70.1)
Accretion of loan discounts and paid-in-kind principal	26.3	21.1
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(2.7)	(10.5)
New loan fees	(6.8)	(7.4)
Gain (loss) on investments due to sales or write offs	(1.3)	(7.2)
Net change in unrealized appreciation (depreciation)	(88.0)	83.4
Ending portfolio	$2,718.9	$2,521.1

(1)
Funded amounts include $101.6 million and $4.3 million direct fundings of investments made by the Adviser Funds, for the six months ended June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, we held debt, warrants, or equity positions in one company that has filed a registration statement on Form S-1 with the SEC in contemplation of a potential initial public offering, and one company that has filed a definitive agreement for a reverse merger initial public offering with a special purpose acquisition company. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Number of portfolio companies with debt outstanding	110	92
Percentage of debt bearing a floating rate	94.9%	94.0%
Percentage of debt bearing a fixed rate	5.1%	6.0%
Weighted average core yield (1)	11.3%	11.4%
Weighted average effective yield (2)	11.5%	12.9%
Prime rate at the end of the period	4.75%	3.25%
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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2022, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 5.8% to approximately 12.3%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $50.2 million of unamortized fees as of June 30, 2022, of which approximately $41.1 million was included as an offset to the cost basis of our current debt investments and approximately $9.1 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, we had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of our current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2022, we had approximately $41.0 million in exit fees receivable, of which approximately $36.6 million was included as a component of the cost basis of our current debt investments and approximately $4.4 million was a deferred receivable related to expired commitments. As of December 31, 2021, we had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of our current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $5.0 million and $2.6 million in PIK income during the three months ended June 30, 2022 and 2021, respectively. We recorded approximately $9.9 million and $5.2 million in PIK income during the six months ended June 30, 2022 and 2021, respectively.

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

	Three months ended
	June 30, 2022	June 30, 2021
Total Yield	10.8%	11.8%
Effective Yield	11.5%	12.7%
Core Yield (Non-GAAP)	11.3%	11.5%

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

(in thousands)	Three months ended
	June 30, 2022	June 30, 2021
GAAP Basis:
Total investment income	$72,115	$69,560
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments	(1,322)	(6,870)
Non-GAAP Basis:
Core investment income	$70,793	$62,690

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

Another financial measure that we monitor is the total return for our investors, was approximately (13.7)% and 23.7% during the six months ended June 30, 2022 and 2021, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,049,767	38.6%	$967,383	39.7%
Software	707,982	26.0%	585,622	24.1%
Internet Consumer & Business Services	458,299	16.8%	395,506	16.3%
All other industries (1)	502,843	18.6%	486,011	19.9%
Total	$2,718,891	100.0%	$2,434,522	100.0%
(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of June 30, 2022, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the six months ended June 30, 2022 and the year ended December 31, 2021, our ten largest portfolio companies represented approximately 31.4% and 30.5% of the total fair value of our investments in portfolio companies, respectively. As of June 30, 2022 and December 31, 2021, we had nine and six investments that represented 5% or more of our net assets, respectively. As of June 30, 2022, we had four equity investments representing approximately 43.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2021, we had six equity investments which represented approximately 49.6% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, approximately 94.9% and 94.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in structured debt have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2022, we held warrants in 103 portfolio companies, with a fair value of approximately $27.9 million. The fair value of our warrant portfolio decreased by approximately $10.5 million, as compared to a fair value of $38.4 million as of December 31, 2021, primarily related to the decrease in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $69.9 million to exercise such warrants as of June 30, 2022. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2022 and December 31, 2021, respectively:

(in thousands)	June 30, 2022			December 31, 2021
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$484,015	19.0%	15	$408,975	18.5%
2	58	1,312,243	51.4%	47	1,208,323	54.7%
3	33	739,794	29.0%	28	581,424	26.3%
4	2	12,976	0.5%	1	8,269	0.4%
5	1	1,838	0.1%	1	2,608	0.1%
	110	$2,550,866	100.0%	92	$2,209,599	100.0%

As of June 30, 2022, our debt investments had a weighted average investment grading of 2.13 on a cost basis, as compared to 2.10 as of December 31, 2021. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact the current macroeconomic environment.

As the recent macro-economic events continue to cause disruption in the capital markets and to businesses, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational, and economic challenges created by these events. This includes increasing our proactive assessments of credit performance, in an effort to manage potential risks across our debt investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2022 and December 31, 2021:

	As of June 30,		As of December 31,
	2022		2021
(in millions)	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,743	99.3%	$2,367	99.0%
Non-accrual	20	0.7%	24	1.0%
Total Investments	$2,763	100.0%	$2,391	100.0%

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

Macroeconomic Market Developments

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to economic cycles. However, the U.S and global capital markets continue to evolve as a result of the increasing market volatility caused by the ongoing COVID-19 pandemic, recent geopolitical events, and the related supply chain and inflation issues. We are continuing to closely monitor the impact of these macro market developments on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. As a result, pressure on liquidity and financial results to certain of our portfolio companies have persisted, and our portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the ongoing macroeconomic market events will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations are highly uncertain and cannot be predicted.

Equally the extent of the impact of the COVID-19 pandemic, geopolitical events, and related supply chain and inflation issues have on our own operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of these matters. Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, the impact that these macroeconomic events have on our portfolio companies could have a negative impact on the fair value of our investments in these portfolio companies. Further, an extended period of global supply chain and economic disruption, including inflation, could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of these market events, neither our management nor our Board is able to predict the full impact of the current macroeconomic events on our business, future results of operations, financial position, or cash flows at this time.

Results of Operations

Refer below for a discussion of our operating results for three and six months ended June 30, 2022 as compared to the same periods for 2021.

Investment Income

Total investment income for the three and six months ended June 30, 2022 was approximately $72.1 million and $137.3 million, respectively as compared to approximately $69.6 million and $138.3 million, respectively for the three and six months ended June 30,

2021. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest income	$56,063	$51,083	$105,607	$100,303
Exit fee interest income	6,655	6,754	13,381	17,571
PIK interest income	4,968	2,650	9,943	5,211
Other interest income (1)	1,045	819	2,052	2,003
Total interest income	$68,731	$61,306	$130,983	$125,088

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended June 30, 2022 totaled approximately $68.7 million as compared to approximately $61.3 million for the three months ended June 30, 2021. Interest income for the six months ended June 30, 2022 total approximately $131.0 million as compared to approximately $125.1 million for the six months ended June 30, 2021. The increase in interest income for the three and six months ended June 30, 2022 as compared to the same periods ended June 30, 2021, was primarily attributable to a higher weighted average principal outstanding.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Recurring interest income	$68,453	$60,039	$129,495	$118,167
Non-recurring interest income	278	1,267	1,488	6,921
Total interest income	$68,731	$61,306	$130,983	$125,088

The following table shows the PIK-related activity for the six months ended June 30, 2022 and 2021, at cost:

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning PIK interest receivable balance	$11,801	$14,817
PIK interest income during the period	9,943	5,211
Payments received from PIK loans	(4,159)	(2,793)
Realized gain (loss)	(367)	(49)
Ending PIK interest receivable balance	$17,218	$17,186

The increase in PIK interest income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to an increase in the weighted average principal outstanding of loans which earn PIK interest. PIK accrued (capitalized) to principal but not recorded as income during the six months ended June 30, 2022 and 2021 includes the portion of PIK receivable that is capitalized as principal on the restructuring of loans, as applicable. Payments on PIK loans are normally received only in the event of payoffs. As of both June 30, 2022 and December 31, 2021 represented less than 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three and six months ended June 30, 2022 totaled approximately $3.4 million and $6.3 million, respectively, as compared to approximately $8.3 million and $13.2 million, for the three and six months ended June 30, 2021, respectively. The decrease in fee income for the three and six months ended June 30, 2022 is primarily due to a decrease in the acceleration of unamortized fees, and one-time fees as a result of a lower volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, acceleration of fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Recurring fee income	$1,907	$1,856	$3,686	$3,722
Accelerated fee income - expired commitments	433	702	521	1,318
Accelerated fee income - early repayments	1,044	5,695	2,082	8,190
Total fee income	$3,384	$8,253	$6,289	$13,230

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2022 or 2021.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. During the three and six months ended June 30, 2022 and 2021, our net operating expenses totaled approximately $32.0 million and $32.6 million, respectively for the three month periods, and approximately $61.4 million and $66.8 million, respectively for the six months.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $14.2 million and $16.7 million for the three months ended June 30, 2022 and 2021, respectively. Our lower weighted average borrowing costs during the three months ended June 30, 2022, resulted in a decline of interest and fee expenses as compared to the three months ended June 30, 2021. Interest and fees on our debt totaled approximately $27.7 million and $34.3 million for the six months ended June 30, 2022 and 2021, respectively. Our lower weighted average borrowing costs during the six months ended June 30, 2022, resulted in a decline of interest and fee expenses as compared to the six months ended June 30, 2021.

We had a weighted average cost of debt of approximately 4.0% and 5.4% for the three months ended June 30, 2022 and 2021, respectively and 4.0% and 5.4%, for the six months ended June 30, 2022, and 2021, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The decrease in the weighted average cost of debt for the three months ended June 30, 2022, as compared to 2021, was attributable to our refinancing activities undertaken over the past 18 months.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $4.3 million from $4.1 million for the three months ended June 30, 2022 and 2021, respectively and increased to $8.1 million from $7.7 million for the six months ended. The increase in general and administrative expenses for the three and six months ended June 30, 2022 is primarily attributable to an increase in information technology related expenses. Tax expenses primarily relate to excise tax accruals. Tax expenses were $1.8 million and $1.7 million during the three months ended June 30, 2022 and 2021, respectively and $2.5 million and $3.2 million for six months ended June 30, 2022 and 2021, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $11.1 million and $19.4 million, for the three and six months ended June 30, 2022 as compared to approximately $8.3 million and $18.2 million respectively, for the three and six months ended June 30, 2021. The increase between the three and six months ended June 30, 2022 and 2021 was primarily due to a increase in variable compensation.

Employee stock-based compensation totaled approximately $3.7 million and $8.1 million, for the three and six months ended June 30, 2022 as compared to approximately $2.9 million and $5.7 million, respectively for the three and six months ended June 30, 2021. The increase between the comparative periods was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended June 30, 2022 and 2021, are net of expenses allocated to the Adviser Subsidiary of $3.1 million and $1.2 million, respectively and $4.5 million and $2.1 million for six months ended June 30, 2022 and 2021, respectively. The increase in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management and higher allocations to the Adviser Funds. As of June 30, 2022, $0.2 million was payable to the Adviser Subsidiary related to investment transaction related allocations during the period. As of December 31, 2021, $0.1 million was due from the Adviser Subsidiary.

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

A summary of net realized gains and losses for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Realized gains	$1,170	$47,861	$6,213	$57,365
Realized losses	(3,249)	(62,143)	(6,987)	(63,877)
Realized foreign exchange gains (losses)	(54)	—	(54)	—
Realized loss on debt extinguishment	—	—	(3,686)	—
Net realized gains (losses)	$(2,133)	$(14,282)	$(4,514)	$(6,512)

During the three and six months ended June 30, 2022, we recognized net realized losses of $2.1 million and $4.5 million. The net realized loss was comprised of gross realized gains of $1.2 million and $6.2 million primarily from the sale of our equity position in Black Crow AI, Inc. Our gains were offset by gross realized losses of $3.2 million and $7.0 million primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, and Genocea Biosciences, Inc. during the period. In addition, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations.

During the three and six months ended June 30, 2021, we recognized net realized losses of $14.3 million and $6.5 million on the portfolio, respectively. The net realized losses were comprised of gross realized gains of $47.9 million and $57.4 million, respectively, primarily from the sale of DoorDash, Inc. and TransMedics Group, Inc. Our gains were offset by gross realized losses of $62.1 million and $63.9 million, respectively, primarily from the write-off of our investment in Solar Spectrum Holdings, LLC, during the period. There were no debt extinguishment losses recognized during the three and six months ended June 30, 2021.

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the movements in net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gross unrealized appreciation	$19,274	$56,815	$38,814	$114,071
Gross unrealized depreciation	(70,283)	(24,589)	(127,456)	(53,040)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	2,867	29,338	3,894	22,366
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	(48,142)	61,564	(84,748)	83,397
Other net unrealized appreciation (depreciation)	(174)	(1,515)	(310)	(1,515)
Total net unrealized appreciation (depreciation)	$(48,316)	$60,049	$(85,058)	$81,882

During the three months ended June 30, 2022 and 2021, we recorded approximately $48.3 million of net unrealized depreciation and $60.0 million of net unrealized appreciation on our investments, respectively. During the six months ended June 30, 2022, and 2021, we recorded approximately $85.0 million of net unrealized depreciation and $81.9 million of net unrealized appreciation on our investments, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended June 30, 2022 and 2021:

	For the three months ended June 30,						For the Six Months Ended June 30,
	2022			2021			2022			2021
(in thousands)	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$(7,544)	$(43,465)	$(51,009)	$(4,646)	$36,872	$32,226	$(15,507)	$(73,135)	$(88,642)	$2,414	$58,617	$61,031
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(14)	2,881	2,867	6,111	23,227	29,338	(164)	4,058	$3,894	7,116	15,250	22,366
Other net unrealized appreciation (depreciation)	13	(187)	(174)	—	(1,515)	(1,515)	35	(345)	(310)	—	(1,515)	(1,515)
Net realized appreciation (depreciation)	$(7,545)	$(40,771)	$(48,316)	$1,465	$58,584	$60,049	$(15,636)	$(69,422)	$(85,058)	$9,530	$72,352	$81,882

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2022 and 2021, we had net changes in net assets of approximately $10.3 million decrease and a $82.7 million increase resulting from operations, respectively. For the six months ended June 30, 2022 and 2021, our net changes in net assets were approximately $13.7 million decrease and a $146.9 million increase resulting from operations, respectively. For the three and six months ended June 30, 2022, the basic net change in net assets per common share was $(0.09) and $(0.12) per share, and for the three and six months ended June 30, 2021 $0.71 and $1.27 per share. On a fully diluted basis, the net change in net assets per common share was $(0.09) and $(0.12) per share and $0.65 and $1.21 per share, for the same periods each respectively.

Hercules Adviser LLC

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three and six months ended June 30, 2022 and 2021, no dividends were declared by the Adviser Subsidiary.

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

During the six months ended June 30, 2022, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the six months ended June 30, 2022, our operating activities used $306.7 million of cash and cash equivalents, compared to $12.2 million used during the six months ended June 30, 2021. This $294.5 million increase in cash used in operating activities was primarily driven by a $157.6 million decrease in principal, fee repayments, and proceeds received from the sale of debt investments, $62.8 million fewer proceeds received from the sale of equity investments, plus a net increase of $47.0 million in purchases of investments (net of assignments to Adviser Funds).

During the six months ended June 30, 2022, our investing activities used approximately $74 thousand of cash, compared to $12 thousand used during the six months ended June 30, 2021. The $62 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.

During the six months ended June 30, 2022, our financing activities provided $289.2 million of cash, compared to $201.2 million used in financing activities during the six months ended June 30, 2021. The $490.4 million increase of cash flows from financing activities was primarily due to $1,124.2 million of new debt issuances related to the issuance of our January 2027 Notes, June 2025 3-Year Notes, 2031 Asset-Backed Notes, SBA Debenture borrowings, and increased utilization of our Credit Facilities during the six months ended June 30, 2022. The debt issuances were used in our operating activities and to repay the $230.0 million of 2022 Convertible Notes and $150.0 million to retire the 2022 Notes. Additionally, we issued $147.1 million of ATM equity (net of offering costs) during the six months ended June 30, 2022. We did not issue any common stock issued during the six months ended June 30, 2021. The amounts offset the $30.1 million increase in dividend distributions, which totaled $115.9 million during the six months ended June 30, 2022, compared to $85.8 million during the six months ended June 30, 2021.

As of June 30, 2022, our net assets totaled $1.3 billion, with a NAV per share of $10.43. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of June 30, 2022

As of June 30, 2022, we had $779.7 million in available liquidity, including $115.3 million in cash and cash equivalents. We had available borrowing capacity of $201.4 million under the SMBC Facility and $463.0 million under the MUFG Bank Facility. In addition, the MUFG Bank Facility has accordion provision through which the available borrowing capacity can be increased by $55.0 million, subject to certain conditions.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of June 30, 2022, our asset coverage ratio under our regulatory requirements as a BDC was 198.4% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 187.1% as of June 30, 2022.

As of June 30, 2022, we had $105.6 million outstanding under our Credit Facilities, which are floating interest rate obligations. As of June 30, 2022, the remaining $1,415.0 million of debt outstanding are all fixed interest rate debt obligations.

During the six months ended June 30, 2022, we issued $350 million in aggregate principal amount of January 2027 Notes, which generated net proceeds of approximately $343.4 million. The net proceeds from the January 2027 Notes generated was primarily used to repay the 2022 Convertible Notes and to retire the 2022 Notes. In addition, we issued $150 million and $50 million in aggregate principal which generated net proceeds of approximately $147.7 million and $49.5 million related to the 2031 Asset-Backed Notes and June 2025 3-Year Notes, respectively. We also borrowed the remaining $24.5 million of capital available through our SBIC, and raised $147.1 million through ATM equity offerings of common shares.

Lastly, as of June 30, 2022, $3.4 million of cash was classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of the Company’s financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

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

Equity Offerings

On May 9, 2022, we entered into an ATM equity distribution agreement (the “2022 Equity Distribution Agreement”)with JMP and Jeffries (the “Sales Agents”). The 2022 Equity Distribution Agreement provides that we may offer and sell up to 17.5 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2022 Equity Distribution Agreement replaces the ATM equity distribution agreement between the Company and JMP executed on July 2, 2020 (the “2020 Equity Distribution Agreement”).

Under the 2020 Equity Distribution Agreement the Company sold approximately 0.7 million and 5.6 million shares, respectively, of common stock under during the three and six months ended June 30, 2022. From the sale of shares under the 2020 Equity Distribution Agreement the Company received total accumulated net proceeds of approximately $13.3 million and $98.5 million, including $0.2 million and $1.6 million of offering expenses, respectively for each period. Under the 2022 Equity Distribution agreement the Company sold approximately 3.3 million of common stock for both the three and six months ended June 30, 2022. From the sale of shares the Company received total accumulated net proceeds of approximately $48.6 million including $0.5 million of offering expenses for both the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, there were no shares sold under the existing equity distribution agreement.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of June 30, 2022, we had $1,520.6 million of debt outstanding, which includes $357.0 million within 1 to 3 years, and $1,163.6 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

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

As of June 30, 2022, we had approximately $488.9 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in a private equity fund. This excludes $127.6 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

As of June 30, 2022, we also had approximately $388.5 million of non-binding term sheets outstanding to nine new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$35,738
(50)	$18,587
50	$(19,105)
100	$(37,614)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, and BSBY rates, to the extent our debt investments include variable interest rates. As of June 30, 2022, approximately 94.9% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, or BSBY rates with a floor. As of June 30, 2022, approximately 14.2% of our debt investments have variable rates based on LIBOR. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee ("ARRC") has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(15,133)	$(1,496)	$(13,637)	$(0.11)
(50)	$(10,494)	$(997)	$(9,497)	$(0.08)
(25)	$(5,391)	$(499)	$(4,892)	$(0.04)
25	$6,069	$499	$5,570	$0.04
50	$12,225	$997	$11,228	$0.09
75	$18,393	$1,496	$16,897	$0.14
100	$24,790	$1,995	$22,795	$0.18
200	$50,272	$3,990	$46,282	$0.37

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2022, we did not engage in interest rate or foreign currency hedging activities.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 (the “Annual Report”) and Part II, Item 1A “Risk Factors” of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2022 that represent greater than 5% of our net assets:

	June 30, 2022
(in thousands)	Fair Value	Percentage of Net Assets
Corium, Inc.	$134,641	10.1%
Worldremit Group Limited	$92,940	7.0%
Phathom Pharmaceuticals, Inc.	$91,542	6.9%
SeatGeek, Inc.	$87,780	6.6%
Rocket Lab Global Services, LLC	$86,602	6.5%
Axsome Therapeutics, Inc.	$84,877	6.4%
uniQure B.V.	$73,041	5.5%
Convoy, Inc.	$72,436	5.5%
Delphix Corp.	$66,834	5.0%
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
•
SeatGeek, Inc. is a mobile-focused ticket platform that enables users to buy and sell tickets for live sports, concerts and theater events.
•
Rocket Lab Global Services, LLC is a commercial space provider of high-frequency, low-cost launches.
•
Axsome Therapeutics, Inc. is a biopharmaceutical company developing novel therapies for the management of central nervous system disorders for which there are limited treatment options.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the six months ended June 30, 2022, we issued 121,471 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1*	Indenture, dated as of June 22, 2022, between Hercules Capital Funding Trust 2022-1, as Issuer, and U.S. Bank Trust Company National Association, as Trustee.

4.2*	Amended and Restated Trust Agreement, dated as of June 22, 2022, between Hercules Capital Funding 2022-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.

10.1	Second Amendment to Revolving Credit Agreement, dated as of June 14, 2022, among Hercules Capital, Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (1)

10.2

Second Amendment to Loan and Security Agreement, dated as of June 10, 2022, among Hercules Funding IV LLC, the lenders from time to time party thereto, MUFG Union Bank, N.A., s resigning agent, and MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent. (1)

10.3*

Sale and Servicing Agreement, dated as of June 22, 2022, by and among Hercules Capital Funding Trust 2022-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, U.S. Bank Trust Company, National Association, as Trustee and Securities Intermediary, and U.S. Bank National Association, as Backup Servicer and Custodian.

10.4*	Sale and Contribution Agreement, dated as of June 22, 2022, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2022-1 LLC, as Trust Depositor.

10.5*

Note Purchase Agreement, dated as of June 22, 2022, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2022-1, as Issuer, and American Family Life Assurance Company of Columbus, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great American Life Insurance Company, and Fidelity & Guaranty Life Insurance Company, as Purchasers.

10.6*

Administration Agreement, dated June 22, 2022, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2022-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank Trust Company, National Association, as Trustee.

10.7*	Second Supplement to the Note Purchase Agreement, dated as of June 23, 2022, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00702), filed on June 15, 2022.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2022 (unaudited)

(in thousands)	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2022
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (10)	Preferred Stock	$—	$—	$500	$—	$—	$(88)	$412
	Common Stock	—	—	65	—	—	(55)	10
Gibraltar Business Capital, LLC (5)	Unsecured Debt	1,711	—	23,212	39	—	(576)	22,675
	Preferred Stock	—	—	19,393	—	—	(3,978)	15,415
	Common Stock	—	—	1,225	—	—	(251)	974
Hercules Adviser LLC (6)	Unsecured Debt	239	—	8,850	3,150	—	—	12,000
	Member Units	—	—	11,990	—	—	11,191	23,181
Total Majority Owned Control Investments		$1,950	$—	$65,235	$3,189	$—	$6,243	$74,667
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,269	$—	$—	$(61)	$8,208
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$342	$—	$8,269	$—	$—	$(61)	$8,208
Total Control Investments		$2,292	$—	$73,504	$3,189	$—	$6,182	$82,875

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (9)	Senior Debt	1,123	—	7,747	78	(4,781)	(104)	2,940
	Common Stock	—	—	591	400	—	(318)	673
Total Affiliate Investments		$1,123	$3,772	$9,458	$478	$(5,781)	$(542)	$3,613
Total Control and Affiliate Investments		$3,415	$3,772	$82,962	$3,667	$(5,781)	$5,640	$86,488
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
(8)
During the six months ended June 30, 2022, the Company sold its investments in Black Crow AI, Inc., as a result it is no longer an affiliate investment.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2021 (unaudited)

(in thousands)	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2020	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2021
Portfolio Company
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$1,495	$—	$14,970	$9,609	$—	$(1,258)	$23,321
	Preferred Stock	—	—	31,554	—	—	(12,085)	19,469
	Common Stock	—	—	2,276	—	—	(872)	1,404
Hercules Adviser LLC (6)	Unsecured Debt	14	—	—	3,000	—	—	3,000
	Member Units	—	—	—	35		10,888	10,923
Total Majority Owned Control Investments		$1,509	$—	$48,800	$12,644	$—	$(3,327)	$58,117
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,600	$—	$—	$(226)	$8,374
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$342	$—	$8,600	$—	$—	$(226)	$8,374
Total Control Investments		$1,851	$—	$57,400	$12,644	$—	$(3,553)	$66,491

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$309	$1,309
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	2	—	7,500	40	—	—	7,540
	Common Stock	—	—	840	—	—	61	901
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	(641)	—	—	(681)	681	—
	Common Stock	—	(61,502)	—	—	(61,502)	61,502	—
Total Affiliate Investments		$2	$(62,143)	$8,340	$3,248	$(66,176)	$64,338	$9,750
Total Control and Affiliate Investments		$1,853	$(62,143)	$65,740	$15,892	$(66,176)	$60,785	$76,241
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
(10)
As of June 30, 2021, the Company’s investments in Solar Spectrum Holdings LLC (f.k.a. Sungevity, Inc.) were written off for a realized loss.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2022 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$412
	Medical Devices & Equipment	Common Stock			180,000	—	10
Total Coronado Aesthetics, LLC						$250	$422
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,687	$13,434
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,837	9,241
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	15,415
	Diversified Financial Services	Common Stock			830,000	1,884	974
Total Gibraltar Business Capital, LLC						$52,530	$39,064
Hercules Adviser LLC		Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	$12,000	$12,000
		Member Units			1	35	23,181
Total Hercules Adviser LLC						$12,035	$35,181
Total Majority Owned Control Investments (5.62%)*						$64,815	$74,667
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,208
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	—
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,208
Total Other Control Investments (0.62%)*						$22,413	$8,208
Total Control Investments (6.24%)*						$87,228	$82,875

Affiliate Investments
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2024	PIK Interest 10.00%	$3,078	$3,078	$2,940
	Sustainable and Renewable Technology	Common Stock			498,978	5,167	673
Total Pineapple Energy LLC						$8,245	$3,613
Total Affiliate Investments (0.27%)*						$8,245	$3,613
Total Control and Affiliate Investments (6.51%)*						$95,473	$86,488

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs. This is with the exception for Pineapple Energy LLC common stock, which is held as a Level 2 investment.

(10)

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2021

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$500
	Medical Devices & Equipment	Common Stock			180,000	—	65
Total Coronado Aesthetics, LLC						$250	$565
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,662	$13,818
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,823	9,394
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	19,393
	Diversified Financial Services	Common Stock			830,000	1,884	1,225
Total Gibraltar Business Capital, LLC						$52,491	$43,830
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$8,850	$8,850	$8,850
	Diversified Financial Services	Member Units			1	35	11,990
Total Hercules Adviser LLC						$8,885	$20,840
Total Majority Owned Control Investments (4.99%)*						$61,626	$65,235
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	19
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,269
Total Other Control Investments (0.63%)*						$22,413	$8,269
Total Control Investments (5.62%)*						$84,039	$73,504
Affiliate Investments
Black Crow AI, Inc.	Internet Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,120
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$280	280	247
	Sustainable and Renewable Technology	Common Stock			3,000,000	4,767	591
Total Pineapple Energy LLC						$12,547	$8,338
Total Affiliate Investments (0.72%)*						$13,547	$9,458
Total Control and Affiliate Investments (6.34%)*						$97,586	$82,962

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

HERCULES CAPITAL, INC. (Registrant)

Dated: July 28, 2022	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: July 28, 2022	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer