Form 10-Q
period 2022-09-30
Hercules Capital, Inc.
filed 2022-11-02
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On October 27, 2022, there were 130,149,104 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,782,220 and $2,293,398, respectively)	$2,745,413	$2,351,560
Control investments (cost of $87,249 and $84,039, respectively)	80,325	73,504
Affiliate investments (cost of $0 and $13,547, respectively)	—	9,458
Total investments, at fair value (cost of $2,869,469 and $2,390,984, respectively; fair value amounts related to a VIE $236,826 and $0, respectively)	2,825,738	2,434,522
Cash and cash equivalents	57,065	133,115
Restricted cash (amounts related to a VIE $8,346 and $0, respectively)	8,346	3,150
Interest receivable	25,494	17,365
Right of use asset	5,672	6,761
Other assets	2,207	5,100
Total assets	$2,924,522	$2,600,013

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $147,810 and $0, respectively)	$1,521,220	$1,236,303
Accounts payable and accrued liabilities	34,492	47,781
Operating lease liability	6,092	7,382
Total liabilities	$1,561,804	$1,291,466

Net assets consist of:
Common stock, par value	$131	$117
Capital in excess of par value	1,288,341	1,091,907
Total distributable earnings	74,246	216,523
Total net assets	$1,362,718	$1,308,547
Total liabilities and net assets	$2,924,522	$2,600,013

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	130,191	116,619
Net asset value per share	$10.47	$11.22

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Interest income:
Non-control/Non-affiliate investments	$80,146	$62,239	$207,747	$185,497
Control investments	1,181	1,072	3,440	2,900
Affiliate investments	81	1	1,204	3
Total interest income	81,408	63,312	212,391	188,400
Fee income:
Non-control/Non-affiliate investments	2,803	6,861	9,059	20,068
Control investments	18	20	51	43
Total fee income	2,821	6,881	9,110	20,111
Total investment income	84,229	70,193	221,501	208,511

Operating expenses:
Interest	14,499	13,069	38,844	42,309
Loan fees	2,183	1,674	5,517	6,694
General and administrative	4,364	4,085	12,504	11,749
Tax expenses	1,602	2,395	4,135	5,579
Employee compensation:
Compensation and benefits	10,968	8,898	30,357	27,051
Stock-based compensation	2,474	3,320	10,559	8,990
Total employee compensation	13,442	12,218	40,916	36,041
Total gross operating expenses	36,090	33,441	101,916	102,372
Expenses allocated to the Adviser Subsidiary	(1,863)	(1,337)	(6,335)	(3,474)
Total net operating expenses	34,227	32,104	95,581	98,898
Net investment income	50,002	38,089	125,920	109,613

Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	7,303	22,813	2,703	78,444
Affiliate investments	(2,014)	—	1,758	(62,143)
Loss on debt extinguishment	—	(1,702)	(3,686)	(1,702)
Total net realized gain (loss)	5,289	21,111	775	14,599
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(4,149)	(31,759)	(94,847)	(10,662)
Control investments	(2,571)	(3,774)	3,611	(7,327)
Affiliate investments	4,631	(118)	4,089	64,220
Total net change in unrealized appreciation (depreciation)	(2,089)	(35,651)	(87,147)	46,231
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	3,200	(14,540)	(86,372)	60,830
Net increase (decrease) in net assets resulting from operations	$53,202	$23,549	$39,548	$170,443

Net investment income before investment gains and losses per common share:
Basic	$0.39	$0.33	$1.01	$0.95
Change in net assets resulting from operations per common share:
Basic	$0.41	$0.20	$0.31	$1.47
Diluted	$0.41	$0.20	$0.30	$1.46
Weighted average shares outstanding
Basic	127,484	114,805	123,379	114,590
Diluted	129,334	116,239	124,767	115,550
Distributions paid per common share:
Basic	$0.50	$0.39	$1.46	$1.15

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended September 30, 2022	Shares	Par Value	of par value	(loss)	Assets
Balance as of June 30, 2022	127,285	$128	$1,242,618	$84,994	$1,327,740
Net increase (decrease) in net assets resulting from operations	—	—	—	53,202	53,202
Public offering, net of offering expenses	2,866	3	42,851	—	42,854
Issuance of common stock due to stock option exercises	22	—	266	—	266
Retired shares from net issuance	(12)	—	(176)	—	(176)
Issuance of common stock under restricted stock plan	23	—	—	—	—
Retired shares for restricted stock vesting	(56)	—	(662)	—	(662)
Distributions reinvested in common stock	63	—	949	—	949
Distributions	—	—	—	(63,950)	(63,950)
Stock-based compensation (1)	—	—	2,495	—	2,495
Balance as of September 30, 2022	130,191	$131	$1,288,341	$74,246	$1,362,718

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	39,548	39,548
Public offering, net of offering expenses	11,787	12	189,946	—	189,958
Issuance of common stock due to stock option exercises	59	—	720	—	720
Retired shares from net issuance	(14)	—	(208)	—	(208)
Issuance of common stock under restricted stock plan	811	1	(1)	—	—
Retired shares for restricted stock vesting	(236)	—	(5,250)	—	(5,250)
Distributions reinvested in common stock	184	—	2,895	—	2,895
Issuance of common stock from conversion of 2022 Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(181,825)	(181,825)
Stock-based compensation (1)	—	—	8,333	—	8,333
Balance as of September 30, 2022	130,191	$131	$1,288,341	$74,246	$1,362,718
(1)
Stock-based compensation includes $36 thousand and $113 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2022, respectively.

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
(1)
Stock-based compensation includes $36 thousand and $86 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2021, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$39,548	$170,443
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,097,812)	(1,033,189)
Fundings assigned to Adviser Funds	247,848	107,793
Principal and fee repayments received and proceeds from the sale of debt investments	378,109	738,321
Proceeds from the sale of equity investments	14,303	98,567
Net unrealized (appreciation) depreciation	87,147	(46,231)
Net realized (gain) loss on investments	(4,461)	(16,301)
Accretion of paid-in-kind principal	(14,888)	(8,105)
Accretion of loan discounts	(2,996)	(2,737)
Accretion of loan discount on convertible notes	112	504
Accretion of loan exit fees	364	(17,364)
Change in loan income, net of collections	(18,398)	21,730
Unearned fees related to unfunded commitments	19,412	(2,367)
Realized loss on debt extinguishment	3,378	1,702
Amortization of debt issuance costs	4,051	4,957
Depreciation and amortization	160	255
Stock-based compensation and amortization of restricted stock grants (1)	8,333	7,785
Change in operating assets and liabilities:
Interest receivable	(8,039)	1,218
Other assets	(1,196)	2,380
Accrued liabilities	(14,856)	(680)
Net cash provided by (used in) operating activities	(359,881)	28,681

Cash flows used in investing activities:
Purchases of capital equipment	(86)	(12)
Net cash used in investing activities	(86)	(12)

Cash flows provided by (used in) financing activities:
Issuance of common stock	192,011	—
Offering expenses	(2,053)	(208)
Retirement of employee shares, net	(4,738)	(2,106)
Distributions paid	(178,930)	(130,086)
Issuance of debt	1,169,237	1,396,406
Repayment of debt	(878,198)	(1,272,712)
Debt issuance costs	(6,581)	(4,830)
Fees paid for credit facilities and debentures	(1,635)	(3,395)
Net cash provided by (used in) financing activities	289,113	(16,931)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(70,854)	11,738
Cash, cash equivalents, and restricted cash at beginning of period	136,265	237,622
Cash, cash equivalents, and restricted cash at end of period	$65,411	$249,360

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$44,382	$44,985
Income tax, including excise tax, paid	$7,341	$3,731
Distributions reinvested	$2,895	$3,057
(1)
Stock-based compensation includes $113 thousand and $86 thousand of restricted stock and option expense related to director compensation for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$57,065	$235,851
Restricted cash	8,346	13,509
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$65,411	$249,360
See “Note 2 – Summary of Significant Accounting Policies” for a description of restricted cash and cash equivalents.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Communications & Networking
1-5 Years Maturity
Aryaka Networks, Inc.	Senior Secured	July 2026	PRIME + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$5,009	$4,943	$4,943	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-Month LIBOR + 9.31%, Floor rate 10.31%	$8,933	8,776	8,728	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.20% Exit Fee	$84,314	84,877	87,283	(11)(12)(13)(14)(16)
Subtotal: 1-5 Years Maturity					98,596	100,954
Subtotal: Communications & Networking (7.41%)*					98,596	100,954
Consumer & Business Products
1-5 Years Maturity
Grove Collaborative, Inc.	Senior Secured	April 2025	PRIME + 5.50%, Floor rate 8.75%, 8.75% Exit Fee	$23,520	23,774	24,190	(19)
Subtotal: 1-5 Years Maturity					23,774	24,190
Subtotal: Consumer & Business Products (1.78%)*					23,774	24,190
Diversified Financial Services
1-5 Years Maturity
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,701	13,033	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,844	9,006	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,545	22,039
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)
Subtotal: 1-5 Years Maturity					36,545	34,039
Subtotal: Diversified Financial Services (2.50%)*					36,545	34,039
Drug Discovery & Development
Under 1 Year Maturity
Chemocentryx, Inc.	Senior Secured	December 2022	PRIME + 3.30%, Floor rate 8.05%, 6.25% Exit Fee	$11,451	12,677	12,780	(10)(13)
Nabriva Therapeutics	Senior Secured	June 2023	PRIME + 4.30%, Floor rate 9.80%, 9.95% Exit Fee	$3,077	3,701	3,313	(5)(10)(13)
Subtotal: Under 1 Year Maturity					16,378	16,093
1-5 Years Maturity
Akero Therapeutics, Inc.	Senior Secured	January 2027	PRIME + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$5,000	4,966	4,983	(10)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2023	PRIME + 3.10%, Floor rate 8.60%, 6.95% Exit Fee	$15,000	15,817	15,608	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	PRIME + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$15,000	14,858	14,858	(17)
Applied Genetic Technologies Corporation	Senior Secured	April 2024	PRIME + 6.50%, Floor rate 9.75%, 6.95% Exit Fee	$15,609	16,450	16,308	(13)
ATAI Life Sciences N.V.	Senior Secured	August 2026	PRIME + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,467	10,467	(5)(10)(17)
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	PRIME + 6.40%, Floor rate 9.65%, Cap rate 15.00%, 6.95% Exit Fee	$40,000	41,439	41,374	(11)(15)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 5.70%, Floor rate 8.95%, Cap rate 10.70%, 5.31% Exit Fee	$81,725	81,388	79,295	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	PRIME + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,724	11,619	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	PRIME + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$9,000	9,125	9,004	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,022	36,694	33,561	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	PRIME + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	29,734	29,943	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	PRIME + 6.30%, Floor rate 9.55%, 3.95% Exit Fee	$10,000	10,197	10,261	(11)
Chemocentryx, Inc.	Senior Secured	February 2025	PRIME + 3.25%, Floor rate 8.50%, 7.15% Exit Fee	$5,000	5,214	5,408	(10)(13)
Codiak Biosciences, Inc.	Senior Secured	October 2025	PRIME + 5.00%, Floor rate 8.25%, 5.50% Exit Fee	$25,000	25,681	25,076	(11)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Corium, Inc.	Senior Secured	September 2026	PRIME + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	$133,069	$135,828	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	PRIME + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$12,500	12,673	12,408	(15)
enGene, Inc.	Senior Secured	July 2025	PRIME + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	10,994	10,918	(5)(10)(13)
Finch Therapeutics Group, Inc.	Senior Secured	November 2026	PRIME + 4.05%, Floor rate 7.55%, Cap rate 8.80%, 5.50% Exit Fee	$15,000	14,958	14,241	(17)
G1 Therapeutics, Inc.	Senior Secured	November 2026	PRIME + 5.90%, Floor rate 9.15%, 9.86% Exit Fee	$58,125	58,472	58,006	(11)(12)(15)(17)
Geron Corporation	Senior Secured	October 2024	PRIME + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,003	19,059	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	PRIME + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$15,037	14,989	14,989	(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	PRIME + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$17,000	17,244	17,225	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	PRIME + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$4,043	4,043	4,044	(14)(15)(17)
Iveric Bio Gene Therapy LLC	Senior Secured	August 2027	PRIME + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$24,750	24,530	24,531	(10)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	PRIME + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$8,000	8,084	8,062	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	PRIME + 3.95%, Floor rate 7.45%, 5.35% Exit Fee	$34,000	33,807	33,807	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	PRIME + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$93,978	93,948	94,006	(10)(12)(14)(15)(16)(17)(22)
Provention Bio, Inc.	Senior Secured	September 2026	PRIME + 2.70%, Floor rate 8.20%, 6.60% Exit Fee	$25,000	24,552	24,552
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	PRIME + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	4,936	4,935	(15)
Scynexis, Inc.	Senior Secured	March 2025	PRIME + 5.80%, Floor rate 9.05%, 3.95% Exit Fee	$18,667	18,592	18,524	(12)(13)
Seres Therapeutics, Inc.	Senior Secured	October 2024	PRIME + 6.40%, Floor rate 9.65%, 4.98% Exit Fee	$37,500	38,509	38,657	(12)(13)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	PRIME + 5.20%, Floor rate 8.45%, 4.75% Exit Fee	$8,250	8,255	8,388	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	PRIME + 2.15%, Floor rate 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$47,567	47,267	47,137	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	December 2025	PRIME + 4.70%, Floor rate 7.95%, 7.28% Exit Fee	$70,000	72,015	73,205	(5)(10)(11)(12)(16)
Unity Biotechnology, Inc.	Senior Secured	August 2024	PRIME + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$20,000	20,990	20,844	(13)
Valo Health, LLC	Senior Secured	May 2024	PRIME + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$9,583	9,805	9,760	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 4.76% Exit Fee	$2,000	2,004	1,969	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	PRIME + 3.75%, Floor rate 8.75%, 8.80% Exit Fee	$32,500	33,464	33,291	(11)(12)(13)
Subtotal: 1-5 Years Maturity					1,039,957	1,036,151
Subtotal: Drug Discovery & Development (77.22%)*					1,056,335	1,052,244
Healthcare Services, Other
1-5 Years Maturity
Better Therapeutics, Inc.	Senior Secured	August 2025	PRIME + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$12,000	12,093	11,996	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-Month LIBOR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$40,949	40,403	39,332	(11)(13)(14)(17)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	PRIME + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,399	46,158	(11)(12)(13)(17)(19)
Elation Health, Inc.	Senior Secured	March 2026	PRIME + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,000	4,796	4,795	(17)(19)
Equality Health, LLC	Senior Secured	February 2026	PRIME + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,388	52,928	53,644	(12)(14)
Subtotal: 1-5 Years Maturity					156,619	155,925
Greater than 5 Years Maturity
Oak Street Health, Inc.	Senior Secured	October 2027	PRIME + 2.45%, Floor rate 7.95%, Cap rate 9.45%, PIK Interest 1.00%	$44,250	43,955	43,955	(10)(17)
Subtotal: Greater than 5 Years Maturity					43,955	43,955
Subtotal: Healthcare Services, Other (14.67%)*					200,574	199,880

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Information Services
1-5 Years Maturity
Capella Space Corp.	Senior Secured	November 2024	PRIME + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,193	$20,302	$20,219	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	PRIME + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$750	739	739	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-Month LIBOR + 9.08%, Floor rate 10.08%	$31,875	31,345	30,782	(17)(18)
Subtotal: 1-5 Years Maturity					52,386	51,740
Subtotal: Information Services (3.80%)*					52,386	51,740
Internet Consumer & Business Services
Under 1 Year Maturity
Nextroll, Inc.	Senior Secured	July 2023	PRIME + 3.75%, Floor rate 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$22,046	21,952	21,952	(12)(14)
SeatGeek, Inc.	Senior Secured	June 2023	PRIME + 5.00%, Floor rate 10.50%, PIK Interest 0.50%	$60,838	60,529	60,529	(11)(12)(13)(14)(16)
Subtotal: Under 1 Year Maturity					82,481	82,481
1-5 Years Maturity
AppDirect, Inc.	Senior Secured	April 2026	PRIME + 5.50%, Floor rate 8.75%, 9.70% Exit Fee	$30,790	31,733	31,991	(12)(17)
Carwow LTD	Senior Secured	December 2024	PRIME + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£18,798	25,845	21,021	(5)(10)(14)
Convoy, Inc.	Senior Secured	March 2026	PRIME + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$73,623	72,447	73,092	(14)(16)(19)
LogicSource	Senior Secured	July 2027	3-Month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,017	13,017	(17)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-Month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,802	13,865	(5)(10)
Rhino Labs, Inc.	Senior Secured	March 2024	PRIME + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$16,407	16,180	16,331	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-Month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$20,489	20,138	20,130	(13)(14)(15)(17)
Salary.com, LLC	Senior Secured	September 2027	6-Month SOFR + 8.00%, Floor rate 9.00%	$18,000	17,640	17,640	(18)
SeatGeek, Inc.	Senior Secured	May 2026	PRIME + 7.00%, Floor rate 10.50%, PIK Interest 0.50%	$25,040	24,869	25,591	(11)(12)(13)(14)(16)
Skyword, Inc.	Senior Secured	September 2024	PRIME + 3.88%, Floor rate 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,607	12,922	12,708	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	68	(7)(8)(14)
Total Tectura Corporation				$31,953	21,513	8,318
Thumbtack, Inc.	Senior Secured	April 2026	PRIME + 4.95%, Floor rate 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$10,065	9,985	9,938	(12)(14)(17)
Veem, Inc.	Senior Secured	March 2025	PRIME + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,027	4,959	4,967	(13)(14)
	Senior Secured	March 2025	PRIME + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,014	4,932	5,055
Total Veem, Inc.				$10,041	9,891	10,022
Worldremit Group Limited	Senior Secured	February 2025	3-Month LIBOR + 9.25%, Floor rate 10.25%, 3.00% Exit Fee	$94,500	94,115	92,293	(5)(10)(11)(12)(16)(19)
Subtotal: 1-5 Years Maturity					384,097	365,957
Greater than 5 Years Maturity
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$21,252	21,252	20,354	(9)(14)
Subtotal: Greater than 5 Years Maturity					21,252	20,354
Subtotal: Internet Consumer & Business Services (34.40%)*					487,830	468,792
Manufacturing Technology
Under 1 Year Maturity
Bright Machines, Inc.	Senior Secured	November 2022	PRIME + 5.70%, Floor rate 8.95%, 6.95% Exit Fee	$15,000	15,902	16,045	(11)(19)
Subtotal: Under 1 Year Maturity					15,902	16,045
1-5 Years Maturity
MacroFab, Inc.	Senior Secured	March 2026	PRIME + 4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$17,083	16,616	16,469	(12)(14)
Ouster, Inc.	Senior Secured	May 2026	PRIME + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$7,000	6,981	7,040	(10)(13)(17)
Subtotal: 1-5 Years Maturity					23,597	23,509
Subtotal: Manufacturing Technology (2.90%)*					39,499	39,554

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
1-5 Years Maturity
Lucira Health, Inc.	Senior Secured	February 2026	PRIME + 5.50%, Floor rate 8.75%, 5.25% Exit Fee	$15,000	$14,927	$14,835	(13)
Subtotal: 1-5 Years Maturity					14,927	14,835
Subtotal: Medical Devices & Equipment (1.09%)*					14,927	14,835
Semiconductors
1-5 Years Maturity
Fungible, Inc.	Senior Secured	December 2024	PRIME + 5.00%, Floor rate 8.25%, 4.95% Exit Fee	$20,000	19,492	19,647	(15)(19)
Subtotal: 1-5 Years Maturity					19,492	19,647
Subtotal: Semiconductors (1.44%)*					19,492	19,647
Software
Under 1 Year Maturity
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-Month SOFR + 10.15%, Floor rate 11.15%	$10,819	10,691	10,691	(18)
Subtotal: Under 1 Year Maturity					10,691	10,691
1-5 Years Maturity
3GTMS, LLC	Senior Secured	February 2025	3-Month LIBOR + 9.28%, Floor rate 10.28%	$10,808	10,660	10,496	(11)(17)(18)
Agilence, Inc.	Senior Secured	October 2026	1-Month BSBY + 9.00%, Floor rate 10.00%	$9,330	9,100	8,880	(12)(17)(18)
Annex Cloud	Senior Secured	February 2027	1-Month BSBY + 9.00%, Floor rate 10.00%	$8,500	8,282	8,148	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	PRIME + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,008	19,008	(17)(19)
Brain Corporation	Senior Secured	April 2025	PRIME + 3.70%, Floor rate 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$20,116	20,101	20,196	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-Month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,546	32,944	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	3-Month SOFR + 8.76%, Floor rate 9.76%	$10,200	10,034	10,043	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.89%, Floor rate 9.89%	$19,855	19,420	19,482	(17)(18)
CloudBolt Software, Inc.	Senior Secured	October 2024	PRIME + 6.70%, Floor rate 9.95%, 3.45% Exit Fee	$10,000	10,021	10,014	(11)(12)(19)
Constructor.io Corporation	Senior Secured	July 2027	1-Month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,569	4,569	(17)(18)
Copper CRM, Inc	Senior Secured	March 2025	PRIME + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,095	10,058	9,882	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	PRIME + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,000	4,927	4,927	(5)(10)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month LIBOR + 9.28%, Floor rate 10.28%	$7,980	7,808	7,732	(13)(17)
Dashlane, Inc.	Senior Secured	July 2025	PRIME + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 4.95% Exit Fee	$31,841	32,186	31,580	(11)(13)(14)(17)(19)
Demandbase, Inc.	Senior Secured	August 2025	PRIME + 2.25%, Floor rate 5.50%, PIK Interest 3.00%, 5.00% Exit Fee	$28,288	28,010	28,187	(13)(14)(17)(19)
Eigen Technologies Ltd.	Senior Secured	April 2025	PRIME + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,730	3,726	(5)(10)
Enmark Systems, Inc.	Senior Secured	September 2026	3-Month LIBOR + 6.83%, Floor rate 7.83%, PIK Interest 2.19%	$8,178	8,001	7,948	(11)(14)(17)(18)
Esentire, Inc.	Senior Secured	May 2024	3-Month LIBOR + 9.96%, Floor rate 10.96%	$8,468	8,380	8,425	(5)(10)(11)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	PRIME + 5.50%, Floor rate 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$5,045	4,890	4,270	(14)
Gryphon Networks Corp.	Senior Secured	January 2026	1-Month LIBOR + 9.69%, Floor rate 10.69%	$5,232	5,125	5,258	(11)(17)
Ikon Science Limited	Senior Secured	October 2024	3-Month Eurodollar + 9.00%, Floor rate 10.00%	$6,650	6,510	6,572	(5)(10)(17)(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Imperva, Inc.	Senior Secured	January 2027	3-Month LIBOR + 7.75%, Floor rate 8.75%	$20,000	$19,869	$20,000	(19)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-Month SOFR + 8.00%, Floor rate 9.00%	$56,208	56,028	55,958	(17)
Logicworks	Senior Secured	January 2024	PRIME + 7.50%, Floor rate 10.75%	$14,500	14,373	14,356	(12)
Mixpanel, Inc.	Senior Secured	August 2024	PRIME + 4.70%, Floor rate 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,713	20,755	21,554	(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	3-Month LIBOR + 9.06%, Floor rate 10.06%	$17,668	17,283	16,984	(17)(18)
Nuvolo Technologies Corporation	Senior Secured	July 2025	PRIME + 5.25%, Floor rate 8.50%, 2.04% Exit Fee	$17,500	17,525	17,586	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-Month SOFR + 8.05%, Floor rate 9.05%	$7,500	7,251	7,251	(17)(18)
Pollen, Inc.	Senior Secured	November 2023	PRIME + 4.75%, Floor rate 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,486	7,657	7,975	(14)
	Senior Secured	November 2023	PRIME + 5.25%, Floor rate 8.50%, PIK Interest 1.35%, 4.50% Exit Fee	$13,176	13,373	14,039	(14)(15)
Total Pollen, Inc.				$20,662	21,030	22,014
Riviera Partners LLC	Senior Secured	April 2027	6 Month SOFR + 7.53%, Floor rate 8.53%	$26,184	25,595	25,595	(17)(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-Month LIBOR + 9.00%, Floor rate 10.00%	$6,000	5,849	5,780	(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	PRIME + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,009	5,213	4,885	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	3-Month LIBOR + 9.00%, Floor rate 10.00%	$11,060	10,791	10,832	(12)(17)(18)
Udacity, Inc.	Senior Secured	September 2024	PRIME + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,675	51,851	52,330	(12)(14)
VideoAmp, Inc.	Senior Secured	February 2025	PRIME + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$62,987	62,056	62,467	(14)(15)(19)
Zimperium, Inc.	Senior Secured	May 2027	3-Month SOFR + 8.31%, Floor rate 9.31%	$16,313	15,984	15,984	(17)(18)
Subtotal: 1-5 Years Maturity					614,819	615,863
Greater than 5 Years Maturity
Alchemer LLC	Senior Secured	May 2028	1-Month SOFR + 7.89%, Floor rate 8.89%	$15,125	14,778	14,778	(17)(18)
Dispatch Technologies, Inc.	Senior Secured	April 2028	1-Month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,288	7,288	(17)(18)
Subtotal: Greater than 5 Years Maturity					22,066	22,066
Subtotal: Software (47.60%)*					647,576	648,620
Sustainable and Renewable Technology
1-5 Years Maturity
Ampion, PBC	Senior Secured	May 2025	PRIME + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,022	3,953	3,943	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,156	3,156	2,961	(14)
Subtotal: 1-5 Years Maturity					7,109	6,904
Subtotal: Sustainable and Renewable Technology (0.51%)*					7,109	6,904
Total: Debt Investments (195.30%)*					$2,684,643	$2,661,399

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	$433	$127	(4)(20)
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	58
Subtotal: Consumer & Business Products (0.01%)*					561	185
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	1,134	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	14,489	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	15,623
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	21,945	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	454
Subtotal: Diversified Financial Services (2.79%)*					28,444	38,022
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	176,730	1,329	37	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	3	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	43
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	7	(4)
Subtotal: Drug Delivery (0.01%)*					3,638	90
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	9/19/2022	Common Stock	38,461	1,000	1,310	(4)(10)
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	484	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	1	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,924	1,000	33	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	1,565	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	5,360	(4)(10)(16)(20)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,282	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	2,299	(4)
Chemocentryx, Inc.	Equity	6/15/2020	Common Stock	17,241	1,000	891	(4)(10)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	474	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	14	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	209	(4)(10)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	2,917	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	4,021	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	8	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,515	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	196	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	15	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	17	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	4	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,663	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	721	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	322	(4)(5)(10)(16)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	3,622
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,111,519	2,522	1,901	(4)
Subtotal: Drug Discovery & Development (2.41%)*					42,548	32,844
Electronics & Computer Hardware
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	1,034
Subtotal: Electronics & Computer Hardware (0.08%)*					1,500	1,034
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	2,362	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,688	836
Subtotal: Healthcare Services, Other (0.23%)*					6,782	3,198

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$2,975	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	2,648
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	-	1,956	(4)
Subtotal: Information Services (0.56%)*					4,440	7,579
Internet Consumer & Business Services
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(21)
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	216	(5)(10)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	239	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	685	(5)(10)
Total Contentful Global, Inc.				149,500	638	924
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	4,055	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,327	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	209	(4)(20)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,844	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	418
	Equity	10/25/2016	Preferred Series A-1	108,710	632	159
Total OfferUp, Inc.				394,790	2,295	577
Oportun	Equity	6/28/2013	Common Stock	48,365	577	211	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	1,163	15	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	866
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	179
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	95
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	318	874	(4)
Subtotal: Internet Consumer & Business Services (1.13%)*					22,058	15,377
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	9	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	391	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	400
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	1,611	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	332	132	(4)
Subtotal: Medical Devices & Equipment (0.16%)*					2,953	2,143
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	259
Subtotal: Semiconductors (0.02%)*					160	259
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	675
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	5
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	494
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,428
	Equity	8/24/2017	Preferred Series 3	93,620	300	330
Total Druva Holdings, Inc.				552,461	1,300	1,758
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	14
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	11,531	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,278
	Equity	8/12/2021	Preferred Series F	52,956	280	150
Total SingleStore, Inc.				633,939	2,280	1,428
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,748	6,454	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,171
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	1,467	(4)(20)
Subtotal: Software (1.83%)*					24,006	24,997

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	$250	$—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
Subtotal: Surgical Devices (0.00%)*					1,941	—
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	874
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,438
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,486	3,153	243	(4)(20)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,571
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	2,280	(4)
Subtotal: Sustainable and Renewable Technology (0.62%)*					11,508	8,406
Total: Equity Investments (9.84%)*					$150,539	$134,134
Warrant Investments
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	$123	$140
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	140
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	365
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	757
Subtotal: Consumer & Business Products (0.08%)*					1,712	1,122
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					465	—
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	—	(5)(10)
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	2	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	18,360	56	398	(4)(10)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	26	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	40,396	880	783	(4)(10)(16)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	200	119	—	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	370	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	16	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	104	(5)(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	31	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	10,131	177	214	(4)(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	429	(4)(5)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	72	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	113	(4)(10)(15)(16)
Provention Bio, Inc.	Warrant	9/15/2022	Common Stock	111,934	281	224	(4)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	18	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	47	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	—	(4)(5)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	335	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	22	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	242
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,021,576	792	628	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	—	(4)
Subtotal: Drug Discovery & Development (0.30%)*					7,709	4,074

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	$101	$284	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,511	34	27
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	1,153
Subtotal: Electronics & Computer Hardware (0.11%)*					692	1,464
Healthcare Services, Other
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	501
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	20
Subtotal: Healthcare Services, Other (0.04%)*					697	521
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	50	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	345
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	21	(5)(10)
Subtotal: Information Services (0.03%)*					680	416
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	33	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	310	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	582	(16)
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	95	35
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	199
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	1
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	117	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	35
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	344	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	1	(4)
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	875
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,692	(16)
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	69	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	120	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	69	(12)
Total Snagajob.com, Inc.				3,611,537	860	258
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	17
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	387
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	459
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	48
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	399	(5)(10)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	6	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	405
Subtotal: Internet Consumer & Business Services (0.43%)*					6,110	5,800
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	196,335	151	320
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	603
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	3,415	(4)
Subtotal: Manufacturing Technology (0.32%)*					726	4,338
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	352	—
Total Flowonix Medical Incorporated				836,752	714	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	30
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	—	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	413	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					2,035	443

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	$99	$638
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	77	(15)
Subtotal: Semiconductors (0.05%)*					850	715
Software
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	437
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	597
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	61	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	2
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	17
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	563	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	25	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	120
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,306
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	140
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	114
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	307
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	8	(5)(10)
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	-
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	107	15
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	1
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	233
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	190
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	296
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	258
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	90
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	21
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	416	(15)
Subtotal: Software (0.46%)*					7,639	6,217
Surgical Devices
Gynesonics, Inc.	Warrant	12/5/2012	Preferred Series C	33,670	13	—
TransMedics Group, Inc.	Warrant	11/7/2012	Common Stock	64,440	139	1,536	(4)
Subtotal: Surgical Devices (0.11%)*					152	1,536
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	53	42
Fulcrum Bioenergy, Inc.	Warrant	4/30/2013	Preferred Series C-1	93,632	64	220
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	83
	Warrant	4/7/2015	Preferred Series B	131,883	63	28
Total Halio, Inc.				456,883	218	111
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,612	337	—
Subtotal: Sustainable and Renewable Technology (0.03%)*					792	373
Total: Warrant Investments (1.99%)*					31,148	27,159
Total Investments in Securities (207.14%)*					$2,866,330	$2,822,692
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,353	2,291	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			405	374	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.20%)*					2,758	2,665
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	381	(5)(10)
Subtotal: Software (0.03%)*					381	381
Total: Investment Funds & Vehicles Investments (0.22%)*					$3,139	$3,046
Total Investments before Cash and Cash Equivalents (207.36%)*					$2,869,469	$2,825,738

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		25,000	25,000
Total: Investments in Cash & Cash Equivalents (1.83%)*					$25,000	$25,000
Total: Investments after Cash and Cash Equivalents (209.19%)*					$2,894,469	$2,850,738

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2022 (unaudited)

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 6.25% as of September 30, 2022. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 3.1427%, 3.7547%, and 4.2320%, respectively, as of September 30, 2022.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $68.4 million, $110.0 million and $41.6 million, respectively. The tax cost of investments is $2.9 billion.
(3)
Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)
Except for warrants in 27 publicly traded companies and common stock in 42 publicly traded companies, all investments are restricted as of September 30, 2022 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
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
(8)
Debt is on non-accrual status as of September 30, 2022, and is therefore considered non-income producing. Note that as of September 30, 2022, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of September 30, 2022.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2022 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2022, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.
(22)
Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $4.3 million, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	$332	$356	(4)(5)(10)(15)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Equity	12/11/2020	Preferred Series B	510,308	3,000	4,650
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	198,277	1,641	454	(4)
Subtotal: Drug Discovery & Development (1.90%)*					33,401	24,860
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	5,500	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,864
Subtotal: Healthcare Services, Other (0.56%)*					6,781	7,364
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	3,369	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,825
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,220	(4)(19)
Subtotal: Information Services (0.72%)*					4,440	9,414
Internet Consumer & Business Services
Black Crow AI, Inc.	Equity	3/24/2021	Preferred Series Seed	872,797	1,000	1,120	(6)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(20)
Brigade Group, Inc.	Equity	3/1/2013	Common Stock	9,023	93	—
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	608	(5)(10)
Contentful Global, Inc. (p.k.a. Contentful, Inc.)	Equity	12/22/2020	Preferred Series C	41,000	138	506	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	1,388	(5)(10)
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	1,894
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	12,209	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	4,305	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	450	(4)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	6,624	(4)(19)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	1,791
	Equity	10/25/2016	Preferred Series A-1	108,710	632	680
Total OfferUp, Inc.				394,790	2,295	2,471
Oportun	Equity	6/28/2013	Common Stock	48,365	577	980	(4)
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Equity	7/31/2020	Common Stock	1,163	15	—
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	71
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	216
Uber Technologies, Inc. (p.k.a. Postmates, Inc.)	Equity	12/1/2020	Common Stock	32,991	318	1,383	(4)
Subtotal: Internet Consumer & Business Services (2.70%)*					22,151	35,331
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	65	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	500	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	565
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	227,013	—	3,351
	Equity	12/30/2011	Preferred Series A-1	243,432	503	3,593
	Equity	12/31/2011	Preferred Series A-2	191,626	500	2,828
Total Gelesis, Inc.				662,071	1,003	9,772
Medrobotics Corporation	Equity	9/12/2013	Preferred Series E	136,798	250	—
	Equity	10/22/2014	Preferred Series F	73,971	155	—
	Equity	10/16/2015	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	201	(4)
Subtotal: Medical Devices & Equipment (0.81%)*					3,991	10,538

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	$160	$725
Subtotal: Semiconductors (0.06%)*					160	725
Software
3GTMS, LLC.	Equity	8/9/2021	Common Stock	1,000,000	1,000	985
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	65
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	3
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,387
	Equity	8/24/2017	Preferred Series 3	93,620	300	529
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,916
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	5
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	25,828	(4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,239
	Equity	8/12/2021	Preferred Series F	52,956	279	240
Total SingleStore, Inc. (p.k.a. memsql, Inc.)				633,939	2,279	2,479
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,749	11,109	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,697
Subtotal: Software (3.45%)*					23,905	45,087
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	9
	Equity	6/16/2010	Preferred Series C	656,538	282	26
	Equity	2/8/2013	Preferred Series D	1,991,157	712	81
	Equity	7/14/2015	Preferred Series E	2,786,367	429	131
	Equity	12/18/2018	Preferred Series F	1,523,693	118	123
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	173
Total Gynesonics, Inc.				9,595,178	1,941	543
Subtotal: Surgical Devices (0.04%)*					1,941	543
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	3,430
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC (p.k.a. Fluidic, Inc.)	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Class A Units	3,000,000	4,767	591	(6)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	3,164
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	543	4,043	(4)
Subtotal: Sustainable and Renewable Technology (0.86%)*					12,412	11,228
Total: Equity Investments (14.12%)*					$142,219	$184,710
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	$418	$—
Subtotal: Communications & Networking (0.00%)*					418	—
Consumer & Business Products
Grove Collaborative, Inc.	Warrant	4/30/2021	Common Stock	83,625	433	326
Penumbra Brands, LLC (p.k.a. Gadget Guard)	Warrant	6/3/2014	Common Stock	1,662,441	228	—
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Warrant	7/16/2013	Preferred Series B	206,185	1,101	2,181
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	1,847
Subtotal: Consumer & Business Products (0.33%)*					2,145	4,354

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.)	Warrant	9/30/2015	Common Stock	110,882	$74	$—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	62
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Warrant	8/28/2014	Common Stock	3,929	390	1	(4)
Subtotal: Drug Delivery (0.00%)*					465	63
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	305	6	(4)(5)(10)
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	1	(4)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	42	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	15,541	681	142	(4)(10)
Brickell Biotech, Inc.	Warrant	2/18/2016	Common Stock	9,005	119	—	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	287	(14)
Century Therapeutics	Warrant	9/14/2020	Common Stock	16,112	37	64	(4)
Concert Pharmaceuticals, Inc.	Warrant	6/8/2017	Common Stock	61,273	178	3	(4)(10)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	354	(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3 Class C	84,714	64	64	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	7,806	266	—	(4)
Genocea Biosciences, Inc.	Warrant	4/24/2018	Common Stock	41,176	165	1	(4)
Motif Bio PLC	Warrant	1/27/2020	Common Stock	121,337,041	282	—	(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	267	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	6/27/2017	Common Stock	432,240	546	427	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	307	(4)(10)(14)(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	90,887	188	142	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	—	(4)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	2,172	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	20	(4)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Warrant	6/15/2020	Common Units	102,216	256	441
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	108,334	673	2	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	3	(4)
Subtotal: Drug Discovery & Development (0.36%)*					7,393	4,745
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	618	(4)
Skydio, Inc.	Warrant	11/8/2021	Common Stock	124,451	557	422
Subtotal: Electronics & Computer Hardware (0.08%)*					658	1,040
Information Services
Capella Space	Warrant	10/21/2021	Common Stock	176,200	207	139	(14)
InMobi Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(10)
Netbase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	418
Subtotal: Information Services (0.04%)*					645	557
Internet Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	160	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	348	(5)(10)
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	105
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	116
Interactions Corporation	Warrant	6/16/2015	Preferred Series G-3	68,187	204	505
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	141	(14)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	84

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
LogicSource	Warrant	3/21/2016	Preferred Series C	79,625	$30	$210
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	77	(14)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	33	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,140
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	7
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	121	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	171	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	90	(12)
Total Snagajob.com, Inc.				3,611,537	860	382
Tapjoy, Inc.	Warrant	7/1/2014	Preferred Series D	748,670	317	443
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	650
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	190,953	552	786
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	3,038	(4)
Zepz (p.k.a. Worldremit Group Limited)	Warrant	2/11/2021	Preferred Series D	77,215	129	1,962	(5)(10)(15)
	Warrant	8/27/2021	Preferred Series E	1,868	26	25	(5)(10)(15)
Total Zepz (p.k.a. Worldremit Group Limited)				79,083	155	1,987
Subtotal: Internet Consumer & Business Services (0.78%)*					4,992	10,212
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	155,325	363	—	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	714	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	264
Medrobotics Corporation	Warrant	3/13/2013	Preferred Series E	455,539	370	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	1,797	(4)
SonaCare Medical, LLC	Warrant	9/28/2012	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	13	(4)
Subtotal: Medical Devices & Equipment (0.16%)*					2,483	2,074
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	1,950
Fungible Inc.	Warrant	12/16/2021	Common Stock	800,000	751	751	(14)
Subtotal: Semiconductors (0.21%)*					850	2,701
Software
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	1,272
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	132	(14)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	85
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	33
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,343	(4)(19)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	560,536	404	415
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,275	(15)
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	483,248	404	443
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	102
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	106	65
Fuze, Inc.	Warrant	6/30/2017	Preferred Series F	256,158	89	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	$131	$—
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	906
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	50,000	88	283
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Pymetrics, Inc.	Warrant	9/15/2020	Common Stock	150,943	77	218
RapidMiner, Inc.	Warrant	11/28/2017	Preferred Series C-1	4,982	24	54
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	637
Signpost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Warrant	4/28/2020	Preferred Series D	312,596	103	704
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	162
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	345
ZeroFox, Inc.	Warrant	5/7/2020	Preferred Series C-1	648,350	101	603
Zimperium, Inc.	Warrant	7/2/2021	Common Stock	20,563	72	56
Subtotal: Software (0.85%)*					5,594	11,133
Surgical Devices
Gynesonics, Inc.	Warrant	2/8/2012	Preferred Series C	151,123	67	6
TransMedics Group, Inc. (p.k.a Transmedics, Inc.)	Warrant	11/7/2012	Common Stock	64,440	139	480	(4)
Subtotal: Surgical Devices (0.04%)*					206	486
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Warrant	9/13/2012	Preferred Series C-1	280,897	274	699
Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)	Warrant	4/22/2014	Preferred Series A	325,000	155	249
	Warrant	4/7/2015	Preferred Series B	131,883	63	86
Total Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)				456,883	218	335
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,609	338	—
Subtotal: Sustainable and Renewable Technology (0.08%)*					950	1,034
Total: Warrant Investments (2.93%)*					$27,147	$38,399
Total: Investments in Securities (185.91%)*					$2,388,952	$2,432,708

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,032	1,814	(5)(10)(16)
Total: Investments in Investment Funds & Vehicles (0.14%)*					$2,032	$1,814
Total: Investments (186.05%)*					$2,390,984	$2,434,522

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
(20)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock in portfolio company Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2021, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.

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

As of September 30, 2022, the Company's Consolidated Financial Statements included the accounts of the securitization trust, a VIE, formed in conjunction with the issuance of the 2031 Asset-Backed Notes (as defined in “Note 5 – Debt”). The Company held no interests in a VIE as of December 31, 2021. The assets of the Company's securitization VIE are restricted to be used to settle obligations of its consolidated securitization VIE, which are disclosed parenthetically on the Consolidated Statements of Assets and Liabilities. The liabilities are the only obligations of its consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

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

As of September 30, 2022, approximately 96.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2022, the Company held $679 thousand (Cost basis $726 thousand) of foreign cash. As of December 31, 2021, the Company held $95 thousand (Cost basis $93 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to our 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivables.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of both September 30, 2022 and December 31, 2021, there were no material past due escrow receivables. The approximate fair value in accordance with ASC Topic 820 of the escrow receivable balance as of September 30, 2022 and December 31, 2021 was $1.3 million and $0.6 million, respectively.

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

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company had approximately $53.6 million of unamortized fees as of September 30, 2022, of which approximately $42.1 million was included as an offset to the cost basis of its current debt investments and approximately $11.5 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, the Company had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of the Company’s current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fee income, including prepayment penalties, fees related to select covenant default, waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding. The Company recorded approximately $0.5 million and $1.7 million in one-time fee income during the three months ended September 30, 2022 and 2021, respectively. The Company recorded approximately $1.3 million and $6.2 million in one-time fee income during the nine months ended September 30, 2022 and 2021, respectively.

In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2022, the Company had approximately $36.5 million in exit fees receivable, of which approximately $32.0 million was included as a component of the cost basis of its current debt investments and approximately $4.5 million was a deferred receivable related to expired commitments. As of December 31, 2021, the Company had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of its current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

The Company has debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded approximately $4.9 million and $2.9 million in PIK income during the three months ended September 30, 2022 and 2021, respectively. The Company recorded approximately $14.9 million and $8.1 million in PIK income during the nine months ended September 30, 2022 and 2021, respectively.

To maintain the Company’s RIC status for taxation purposes, PIK and exit fee income generally must be accrued and distributed to stockholders in the form of dividends for U.S. federal income tax purposes even though the cash has not yet been collected. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2022 and 2021.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2022 or 2021. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the three and nine months ended September 30, 2022, the Company issued 62,726 shares and 184,197 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. During the three and nine months ended September 30, 2021, the Company issued 55,413 shares and 189,356 shares, of common stock to stockholders in connection with the dividend reinvestment plan.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments  Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables  Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820)  Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2022 and December 31, 2021.

(in thousands)	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money Market Fund	$25,000	$25,000	$—	$—

Other assets
Escrow Receivables	$1,282	$—	$—	$1,282

Investments
Senior Secured Debt	$2,607,006	$—	$—	$2,607,006
Unsecured Debt	54,393	—	—	54,393
Preferred Stock	41,038	—	—	41,038
Common Stock	93,096	58,319	7,175	27,602
Warrants	27,159	—	9,520	17,639
	$2,822,692	$58,319	$16,695	$2,747,678
Investment Funds & Vehicles measured at Net Asset Value (1)	3,046
Total Investments excluding cash equivalents	$2,825,738

Total Investments including cash equivalents	$2,850,738
(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$561	$—	$—	$561

Investments
Senior Secured Debt	$2,156,709	$—	$—	$2,156,709
Unsecured Debt	52,890	—	—	52,890
Preferred Stock	69,439	—	—	69,439
Common Stock	115,271	84,460	8,843	21,968
Warrants	38,399	—	10,922	27,477
	$2,432,708	$84,460	$19,765	$2,328,483
Investment Funds & Vehicles measured at Net Asset Value (1)	1,814
Total Investments excluding cash equivalents	$2,434,522

Total Investments including cash equivalents	$2,434,522
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021.

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of September 30, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,883)	$(11,377)	$854,978	$(73,500)	$(314,417)	$—	$(3,504)	$2,607,006
Unsecured Debt	52,890	—	(1,880)	3,383	—	—	—	—	54,393
Preferred Stock	69,439	7,966	(22,458)	3,614	(11,101)	—	—	(6,422)	41,038
Common Stock	21,968	(74)	9,462	—	(19)	—	207	(3,942)	27,602
Warrants	27,477	992	(13,795)	6,127	(3,162)	—	—	—	17,639
Other Assets
Escrow Receivable	561	401	(328)	1,148	(500)	—	—	—	1,282
Total	$2,329,044	$7,402	$(40,376)	$869,250	$(88,282)	$(314,417)	$207	$(13,868)	$2,748,960

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of September 30, 2021
Investments
Senior Secured Debt	$2,079,465	$(3,744)	$7,066	$884,833	$—	$(754,373)	$—	$—	$2,213,247
Unsecured Debt	14,970	—	(1,194)	36,519	—	—	—	—	50,295
Preferred Stock	58,981	—	54,508	13,954	(61,732)	—	—	(1,267)	64,444
Common Stock	27,398	(60,904)	15,592	4,371	60,900	—	—	(16,025)	31,332
Warrants	21,483	2,584	9,043	1,854	(4,630)	—	—	(1,769)	28,565
Other Assets
Escrow Receivable	65	584	(1,515)	2,473	(1,036)	—	—	—	571
Total	$2,202,362	$(61,480)	$83,500	$944,004	$(6,498)	$(754,373)	$—	$(19,061)	$2,388,454
(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the nine months ended September 30, 2022 related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the nine months ended September 30, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
(4)
Transfers out of Level 3 during the nine months ended September 30, 2021, related to the initial public offerings of Proterra, Inc., 23andMe, Inc., Sprinklr, Inc., Century Therapeutics, Couchbase, Inc., and Xometry, Inc. There was no activity related to transfers into Level 3 during the nine months ended September 30, 2021.
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

For the nine months ended September 30, 2022, approximately $23.2 million in net unrealized depreciation and $9.5 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $12.2 million and $13.4 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2022 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)

Pharmaceuticals	$37,851	Originated Within 4-6 Months	Origination Yield	9.28% - 10.26%	10.16%
	982,922	Market Comparable Companies	Hypothetical Market Yield	10.48% - 18.10%	13.17%
			Premium/(Discount)	(0.75)% - 1.50%	0.02%

Technology	43,732	Originated Within 4-6 Months	Origination Yield	9.90% - 12.53%	10.41%
	910,488	Market Comparable Companies	Hypothetical Market Yield	11.72% - 17.52%	14.22%
			Premium/(Discount)	(0.75)% - 1.50%	0.16%
	20,354	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.83%
	4,270	Liquidation (3)	Probability weighting of alternative outcomes	15.00% - 55.00%	46.57%

Sustainable and Renewable Technology	2,961	Market Comparable Companies	Hypothetical Market Yield	13.67%-13.67%	13.67%
			Premium/(Discount)	0.75%-0.75%	0.75%

Medical Devices	14,835	Originated Within 4-6 Months	Origination Yield	14.84% - 14.84%	14.84%
			Premium/(Discount)	0.50% - 0.50%	0.50%

Lower Middle Market	25,595	Originated Within 4-6 Months	Origination Yield	9.67% - 9.67%	9.67%
	308,155	Market Comparable Companies	Hypothetical Market Yield	12.71% - 17.82%	13.94%
			Premium/(Discount)	(2.00)% - 1.50%	(0.38)%
	8,318	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

Debt Investments for which Cost Approximates Fair Value
	130,945	Debt Investments originated within 3 months
	77,801	Imminent Payoffs (4)
	93,172	Debt Investments Maturing in Less than One Year
	$2,661,399	Total Level 3 Debt Investments
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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2021 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$206,461	Originated Within 4-6 Months	Origination Yield	11.23% - 12.84%	11.40%
	451,587	Market Comparable Companies	Hypothetical Market Yield	9.69% - 13.89%	11.34%
			Premium/(Discount)	(0.50)% - 0.75%	0.06%

Technology	109,904	Originated Within 4-6 Months	Origination Yield	11.12% - 11.68%	11.39%
	654,320	Market Comparable Companies	Hypothetical Market Yield	8.98% - 14.54%	11.64%
			Premium/(Discount)	(0.50)% - 0.75%	0.12%
	2,608	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%	40.48%
	20,425	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 35.00%	32.95%

Sustainable and Renewable Technology	247	Convertible Note Analysis	Probability weighting of alternative outcomes	40.00% - 60.00%	51.84%
	7,500	Expected Realizable Value (4)	Probability weighting of alternative outcomes	100% - 100%	100.00%

Lower Middle Market	3,100	Originated Within 4-6 Months	Origination Yield	5.17% - 5.17%	5.17%
	81,566	Market Comparable Companies	Hypothetical Market Yield	12.23% - 16.01%	13.22%
			Premium/(Discount)	0.00% - 1.50%	0.43%
	90,504	Expected Realizable Value (4)	Probability weighting of alternative outcomes	30.00% - 70.00%	57.74%
			Hypothetical Market Yield	10.64% - 10.64%	10.64%
			Premium/(Discount)	(1.00)% - (1.00)%	(1.00)%
	8,269	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

Debt Investments for which Cost Approximates Fair Value
	441,524	Debt Investments originated within 3 months
	131,584	Debt Investments Maturing in Less than One Year
	$2,209,599	Total Level 3 Debt Investments
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$29,721	Market Comparable Companies	EBITDA Multiple (2)	11.5x - 11.5x	11.5x
			Revenue Multiple (2)	0.6x - 15.4x	6.6x
			Tangible Book Value Multiple (2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability (3)	7.19% - 32.68%	20.53%
	13,397	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.29)% - 7.80%	(16.68)%
	21,945	Discounted Cash Flow	Discount Rate (7)	17.08% - 28.80%	23.32%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	3,577	Other (6)
Warrant Investments	10,968	Market Comparable Companies	EBITDA Multiple (2)	11.5x - 11.5x	11.5x
			Revenue Multiple (2)	0.6x - 9.3x	3.6x
			Discount for Lack of Marketability (3)	0.00% - 32.7%	21.35%
	6,671	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.29)% - 10.57%	(18.68)%
	—	Liquidation	Revenue Multiple (2)	7.1x - 7.1x	7.1x
			Discount for Lack of Marketability (3)	90.00% - 90.00%	90.00%
	—	Other (6)
Total Level 3 Warrant and Equity Investments	$86,279
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
(6)
The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)
The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2021 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$26,587	Market Comparable Companies	EBITDA Multiple (2)	20.6x - 20.6x	20.6x
			Revenue Multiple (2)	1.0x - 18.4x	11.8x
			Tangible Book Value Multiple (2)	2.5x - 2.5x	2.5x
			Discount for Lack of Marketability (3)	18.81% - 34.69%	25.53%
	24,910	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.67)% - 47.22%	0.81%
	11,990	Discounted Cash Flow	Discount Rate (7)	15.93% - 25.30%	20.46%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	84.00% - 84.00%	84.00%
	27,920	Other (6)
Warrant Investments	14,517	Market Comparable Companies	EBITDA Multiple (2)	20.6x - 26.0x	20.7x
			Revenue Multiple (2)	0.6x - 9.5x	4.5x
			Discount for Lack of Marketability (3)	18.81% - 37.35%	26.93%
	11,914	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(88.67)% - 47.22%	(7.76)%
	1,046	Other (6)
Total Level 3 Warrant and Equity Investments	$118,884
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

As of September 30, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $23.48 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around September 30, 2022, the 2031 Asset-Backed Notes were quoted for 0.970. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of September 30, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,591	$153,614	$—	$—	$153,614
July 2024 Notes	104,459	99,364	—	—	99,364
February 2025 Notes	49,723	45,739	—	—	45,739
June 2025 Notes	69,555	63,834	—	—	63,834
June 2025 3-Year Notes	49,577	47,626	—	—	47,626
March 2026 A Notes	49,676	44,107	—	—	44,107
March 2026 B Notes	49,647	44,181	—	—	44,181
September 2026 Notes	321,112	261,406	—	—	261,406
January 2027 Notes	344,271	286,885	—	—	286,885
2031 Asset-Backed Notes	147,810	145,500	—	145,500	—
2033 Notes	38,799	37,568	—	37,568	—
MUFG Bank Facility(1)	102,000	102,000	—	—	102,000
SMBC Facility	25,000	25,000	—	—	25,000
Total	$1,521,220	$1,356,824	$—	$183,068	$1,173,756

(in thousands)	December 31, 2021
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$145,498	$151,471	$—	$—	$151,471
2022 Notes	149,563	152,906	—	152,906	—
July 2024 Notes	104,238	110,496	—	—	110,496
February 2025 Notes	49,637	51,983	—	—	51,983
June 2025 Notes	69,433	72,031	—	—	72,031
March 2026 A Notes	49,605	52,646	—	—	52,646
March 2026 B Notes	49,570	52,751	—	—	52,751
September 2026 Notes	320,376	315,495	—	—	315,495
2033 Notes	38,718	42,672	—	42,672	—
2022 Convertible Notes	229,740	236,049	—	236,049	—
Union Bank Facility(1)	—	—	—	—	—
SMBC Facility	29,925	29,925	—	—	29,925
Total	$1,236,303	$1,268,425	$—	$431,627	$836,798
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2022 and 2021.

(in thousands)			Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Portfolio Company(1)	Type	Fair Value as of September 30, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$400	$—	$—	$(22)	$—	$—	$—	$(165)	$—
Gibraltar Business Capital, LLC	Control	37,662	853	18	(1,423)	—	2,531	51	(6,228)	—
Hercules Adviser LLC	Control	33,945	154	—	(1,236)	—	393	—	9,955	—
Tectura Corporation	Control	8,318	174	—	110	—	516	—	49	—
Total Control Investments		$80,325	$1,181	$18	$(2,571)	$—	$3,440	$51	$3,611	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$—	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	—	81	—	4,631	(2,014)	1,204	—	4,209	(2,014)
Total Affiliate Investments		$—	$81	$—	$4,631	$(2,014)	$1,204	$—	$4,089	$1,758
Total Control & Affiliate Investments		$80,325	$1,262	$18	$2,060	$(2,014)	$4,644	$51	$7,700	$1,758

(in thousands)			Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Portfolio Company(1)	Type	Fair Value as of September 30, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$40,737	$853	$15	$(3,475)	$—	$2,325	$38	$(17,690)	$—
Hercules Adviser LLC	Control	16,804	45	—	(219)	—	59	—	10,669	—
Tectura Corporation	Control	8,294	174	5	(80)	—	516	5	(306)	—
Total Control Investments		$65,835	$1,072	$20	$(3,774)	$—	$2,900	$43	$(7,327)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,243	$—	$—	$(66)	$—	$—	$—	$2,028	$—
Pineapple Energy LLC	Affiliate	8,469	1	—	(52)	—	3	—	9	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	—	—	—	—	62,183	(62,143)
Total Affiliate Investments		$9,712	$1	$—	$(118)	$—	$3	$—	$64,220	$(62,143)
Total Control & Affiliate Investments		$75,547	$1,073	$20	$(3,892)	$—	$2,903	$43	$56,893	$(62,143)

(1)
In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2022 and September 30, 2021, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
(2)
As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC are no longer affiliates as defined under the 1940 Act.

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021

(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,607,006	92.3%	$2,156,709	88.6%
Unsecured Debt	54,393	1.9%	52,890	2.2%
Preferred Stock	41,038	1.4%	69,439	2.8%
Common Stock	93,096	3.3%	115,271	4.7%
Warrants	27,159	1.0%	38,399	1.6%
Investment Funds & Vehicles	3,046	0.1%	1,814	0.1%
Total	$2,825,738	100.0%	$2,434,522	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2022 and December 31, 2021 is shown as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,545,973	90.1%	$2,138,184	87.8%
United Kingdom	158,491	5.6%	169,407	7.0%
Netherlands	88,174	3.1%	82,925	3.4%
Canada	19,373	0.7%	27,673	1.1%
Israel	9,005	0.3%	8,980	0.4%
Ireland	3,313	0.1%	5,459	0.2%
Germany	924	0.1%	1,894	0.1%
Other	485	0.0%	—	0.0%
Total	$2,825,738	100.0%	$2,434,522	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,091,827	38.6%	$967,383	39.7%
Software	680,216	24.1%	585,622	24.1%
Internet Consumer & Business Services	489,968	17.3%	395,506	16.3%
Healthcare Services, Other	203,599	7.2%	121,003	5.0%
Communications & Networking	101,094	3.6%	105,490	4.3%
Diversified Financial Services	72,061	2.5%	65,073	2.7%
Information Services	59,735	2.1%	74,417	3.1%
Manufacturing Technology	43,892	1.6%	14,995	0.6%
Consumer & Business Products	25,497	0.9%	28,099	1.2%
Semiconductors	20,621	0.7%	22,498	0.9%
Medical Devices & Equipment	17,421	0.6%	12,612	0.5%
Sustainable and Renewable Technology	15,683	0.6%	39,387	1.6%
Electronics & Computer Hardware	2,498	0.1%	1,040	0.0%
Surgical Devices	1,536	0.1%	1,029	0.0%
Drug Delivery	90	0.0%	368	0.0%
Total	$2,825,738	100.0%	$2,434,522	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2022 or December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 30.1% and 30.5% of the total fair value of the Company’s investments in portfolio companies, respectively. As of September 30, 2022 and December 31, 2021, the Company had eight and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2022, the Company had three equity investments representing approximately 36.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2021, the Company had six equity investments which represented approximately 49.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. As of September 30, 2022, approximately 77.4% of the Company’s debt investments at fair value were in a senior secured first lien position, with 40.2% secured by a first priority security in all of the assets of the portfolio company, including its intellectual property, 27.9% secured by a first priority security in all of the assets of the portfolio company and the portfolio company was prohibited from pledging or encumbering its intellectual property, and 9.3% of the Company’s debt investments at fair value were in a first lien “last-out” senior secured position with a security interest in all of the assets of the portfolio company, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. Another 20.6% of the Company’s debt investments at fair value were secured by a second priority security interest in the portfolio company’s assets, and 2.0% were unsecured.

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

5. Debt

As of September 30, 2022 and December 31, 2021, the Company had the following available and outstanding debt:

(in thousands)	September 30, 2022			December 31, 2021
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures	$175,000	$175,000	$169,591	$175,000	$150,500	$145,498
2022 Notes	—	—	—	150,000	150,000	149,563
July 2024 Notes	105,000	105,000	104,459	105,000	105,000	104,238
February 2025 Notes	50,000	50,000	49,723	50,000	50,000	49,637
June 2025 Notes	70,000	70,000	69,555	70,000	70,000	69,433
June 2025 3-Year Notes	50,000	50,000	49,577	—	—	—
March 2026 A Notes	50,000	50,000	49,676	50,000	50,000	49,605
March 2026 B Notes	50,000	50,000	49,647	50,000	50,000	49,570
September 2026 Notes	325,000	325,000	321,112	325,000	325,000	320,376
January 2027 Notes	350,000	350,000	344,271	—	—	—
2031 Asset-Backed Notes	150,000	150,000	147,810	—	—	—
2033 Notes	40,000	40,000	38,799	40,000	40,000	38,718
2022 Convertible Notes	—	—	—	230,000	230,000	229,740
MUFG Bank Facility (2)(3)	545,000	102,000	102,000	400,000	—	—
SMBC Facility (2)	225,000	25,000	25,000	100,000	29,925	29,925
Total	$2,185,000	$1,542,000	$1,521,220	$1,745,000	$1,250,425	$1,236,303

(1)
Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
Availability subject to the Company meeting the borrowing base requirements.
(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
SBA Debentures	$5,409	$5,002
2022 Notes	—	300
July 2024 Notes	541	762
February 2025 Notes	277	363
June 2025 Notes	445	567
June 2025 3-Year Notes	423	—
March 2026 A Notes	324	395
March 2026 B Notes	353	430
September 2026 Notes	3,888	4,624
January 2027 Notes	5,729	—
2031 Asset-Backed Notes	2,190	—
2033 Notes	1,201	1,282
2022 Convertible Notes	—	149
MUFG Bank Facility (1)	1,346	1,239
SMBC Facility (1)	1,574	922
Total	$23,700	$16,035
(1)
The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and nine months ended September 30, 2022, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,160	$148	$—	$1,308	$2,086	$2,848	$434	$—	$3,282	$2,835
2022 Notes	—	—	—	—	—	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	2,504	3,756	222	—	3,978	5,008
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
June 2025 3-Year Notes	750	38	—	788	—	817	42	—	859	—
March 2026 A Notes	563	24	—	587	1,125	1,688	72	—	1,760	2,250
March 2026 B Notes	569	26	—	595	1,137	1,706	78	—	1,784	2,275
September 2026 Notes	2,174	204	—	2,378	4,266	6,523	612	—	7,135	8,532
January 2027 Notes	3,079	207	—	3,286	5,906	8,552	575	—	9,127	5,906
2031 Asset-Backed Notes	1,903	100	—	2,003	1,815	2,072	109	—	2,181	1,815
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
2022 Convertible Notes	—	—	—	—	—	923	149	—	1,072	5,004
MUFG Bank Facility(2)	1,000	253	720	1,973	1,025	2,483	665	1,682	4,830	2,240
SMBC Facility	135	98	195	428	181	722	211	328	1,261	700
Total	$14,499	$1,268	$915	$16,682	$21,740	$38,844	$3,507	$2,010	$44,361	$44,382
(1)
Interest expense includes amortization of original issue discounts for the three months ended September 30, 2022 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the nine months ended September 30, 2022, $23 thousand, $112 thousand, $125 thousand, $349 thousand, and $51 thousand related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

For the three and nine months ended September 30, 2021, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$114	$50	$—	$164	$183	$1,228	$367	$—	$1,595	$2,272
2022 Notes	1,776	90	—	1,866	—	5,327	270	—	5,597	3,469
July 2024 Notes	1,252	74	—	1,326	2,504	3,756	221	—	3,977	5,008
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
April 2025 Notes(3)	—	1,477	—	1,477	667	1,969	1,667	—	3,636	2,635
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
March 2026 A Notes	563	24	—	587	1,125	1,688	70	—	1,758	1,875
March 2026 B Notes	569	26	—	595	1,138	1,308	59	—	1,367	1,138
September 2026 Notes	338	32	—	370	—	338	32	—	370	—
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
2027 Asset-Backed Notes(3)	1,344	72	—	1,416	1,348	4,593	922	—	5,515	4,677
2028 Asset-Backed Notes(3)	2,226	251	—	2,477	2,256	7,684	867	—	8,551	7,785
2022 Convertible Notes	2,683	223	—	2,906	5,031	8,050	669	—	8,719	10,062
Wells Facility(3)	—	43	146	189	—	—	132	460	592	—
MUFG Bank Facility(4)	290	314	458	1,062	327	625	968	1,404	2,997	540
Total	$13,069	$2,772	$604	$16,445	$16,274	$42,309	$6,532	$1,864	$50,705	$44,985
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
(3)
The April 2025 Notes, 2027 Asset-Backed Notes and 2028 Asset-Backed Notes were retired on July 1, 2021 and October 20, 2021, respectively. The Wells
Facility was terminated on November 29, 2021.
(4)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company reported the following SBA debentures outstanding principal balances as of September 30, 2022 and December 31, 2021:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2022	December 31, 2021
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	—
January 21, 2022	March 1, 2032	3.21%	20,000	—
Total SBA Debentures			$175,000	$150,500
(1)
Interest rates are fixed rates set based on the pooling date of each debenture. The rates shown above are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of September 30, 2022 and December 31, 2021.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of September 30, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures and has paid the SBA commitment fees and facility fees of approximately $1.75 million and $4.2 million, respectively.

As of September 30, 2022, the Company held investments in HC IV in 18 companies with a fair value of approximately $277.1 million, accounting for approximately 9.8% of the Company’s total investment portfolio. Further, HC IV held approximately $287.6 million in tangible assets which accounted for approximately 9.8% of the Company’s total assets as of September 30, 2022.

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

Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2022, there was approximately $8.3 million and none as of December 31, 2021 of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.

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

Credit Facilities

As of September 30, 2022 and December 31, 2021, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2022 and year ended December 31, 2021, the weighted average interest rate was 3.70% and 2.54%, respectively, and the average debt outstanding under the Credit Facilities was $115.6 million and $28.8 million, respectively.

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

SMBC Facility

On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of September 30, 2022, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. As of December 31, 2021, the Company had access to $100.0 million, subject to certain conditions. Additionally, the SMBC Facility provides for the issuance of letters of credit on the account of the Company or its designee in U.S. dollars and certain agreed upon foreign currencies in an aggregate face amount not to exceed $15.0 million. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance.

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

Taxable income for the three months ended September 30, 2022, was approximately $49.1 million or $0.39 per share. Taxable net realized losses for the same period were $(2.0) million or approximately $(0.02) per share. Taxable income for the three months ended September 30, 2021, was approximately $43.3 million or $0.38 per share. Taxable net realized gains for the same period were $23.0 million or approximately $0.20 per share.

Taxable income for the nine months ended September 30, 2022, was approximately $122.2 million or $0.99 per share. Taxable net realized losses for the same period were $(0.1) million or approximately $(0.00) per share. Taxable income for the nine months ended September 30, 2021, was approximately $125.3 million or $1.09 per share. Taxable net realized gains for the same period were $80.5 million or approximately $0.70 per share.

For the three and nine months ended September 30, 2022, the Company paid approximately $0.1 million and $7.3 million of income tax, respectively, including excise tax, and had $4.0 million of accrued but unpaid tax expense as of September 30, 2022. For the three and nine months ended September 30, 2021, the Company paid approximately $0.1 million and $3.7 million of income tax, including excise tax, and had $4.9 million of accrued but unpaid tax expense as of September 30, 2021.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

During the three and nine months ended September 30, 2022, the Company declared and paid distributions of $0.50 and $1.46 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2022, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

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

Under the 2020 Equity Distribution Agreement, the Company sold no shares and approximately 5.6 million shares, respectively, of common stock during the three and nine months ended September 30, 2022. From the sale of shares under the 2020 Equity Distribution Agreement during the nine months ended September 30, 2022, the Company received total accumulated net proceeds of approximately $98.5 million, including $1.1 million of offering expenses. Under the 2022 Equity Distribution agreement, the Company sold common stock shares of approximately 2.9 million and 6.2 million for the three and nine months ended September 30, 2022. From the sale of shares, the Company received total accumulated net proceeds of approximately $42.9 million and $91.5 million including $0.4 million and $1.0 million of offering expenses for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, there were no shares sold under the existing equity distribution agreement.

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2022, approximately 11.3 million shares remain available for issuance and sale under the 2022 Equity Distribution Agreement. The 2020 Equity Distribution Agreement is no longer effective. The Company has issued stock options for common stock subject to future issuance, of which 207,794 and 210,569 were outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-based awards in the period they are forfeited. For the three months ended September 30, 2022, and 2021, the Company recognized $2.5 million and $3.3 million of stock based compensation expense in the Consolidated Statement of Operations, respectively. For the nine months ended September 30, 2022, and 2021, the Company recognized $10.6 million and $9.0 million of stock based compensation expense in the Consolidated Statement of

Operations, respectively. As of September 30, 2022, and 2021, approximately $16.0 million and $18.3 million of total unrecognized compensation costs expected to be recognized over the next 1.8 and 1.9 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, and generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms (the “Service Vesting Awards”). The grant date fair value of Service Vesting Awards granted during the nine months ended September 30, 2022, and 2021, were approximately $11.1 million, and $11.2 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the nine months ended September 30, 2022, and 2021, are summarized below:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,037,848	$14.51	989,100	$13.69
Granted	632,831	$17.24	748,519	$14.80
Vested (1)	(578,579)	$14.39	(517,076)	$13.71
Forfeited	(25,407)	$15.99	(71,020)	$14.16
Unvested Shares End of Period	1,066,693	$16.16	1,149,523	$14.42

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

In addition to the restricted stock equity based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the nine months ended September 30, 2022 and 2021, was approximately $143,000 and $123,000, respectively. During the nine months ended September 30, 2022 and 2021, approximately $52,000, and $23,000, of share-based cost due to stock option grants was expensed, respectively.

Performance-Vesting Awards

The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). The total compensation will be determined by the Company’s TSR relative to specified BDCs during a specified performance period. Depending on the results achieved during the specified performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target shares granted. The Performance Awards typically vest after four years, and generally may not be disposed until one year post vesting. The Company determines the fair values of the Performance Awards at the grant date using a Monte-Carlo simulation multiplied by the target payout level and is recognized over the service period. During the nine months ended September 30, 2022, all 487,409 Performance Award shares vested. Additionally, 241,770 distribution equivalent units (“DEUs”) were issued with a grant date fair value of $4.0 million. During the nine months ended September 30, 2021, there were no Performance Awards or DEUs granted or vested. As of September 30, 2022 and 2021, there were no shares and 487,409 shares of unvested Performance Awards.

Liability Classified Awards

The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). The remaining maximum total potential value of the Liability Awards granted is $4.3 million, which assumes all performance conditions are met for each Liability award. If the performance conditions are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The awards are recorded as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statement of Assets and Liabilities.

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of September 30, 2022, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three year service term.

As of September 30, 2022, all Liability Awards are unvested and there was approximately $2.3 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.6 years. For the nine months ended September 30, 2022, there was approximately $2.3 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $2.0 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2022 and 2021, $6.0 million and $0 of the Liability Awards vested.

As of September 30, 2021, all Liability Awards are unvested and there was approximately $4.2 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.2 years. For the nine months ended September 30, 2021, there was approximately $1.3 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $5.3 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the periods presented.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net increase in net assets resulting from operations	$53,202	$23,549	$39,548	$170,443
Less: Distributions declared-common and restricted shares	(63,950)	(45,190)	(181,825)	(133,143)
(Over-)Undistributed earnings (loss)	(10,748)	(21,641)	(142,277)	37,300

Undistributed earnings-common shares	(10,748)	(21,641)	(142,277)	36,931
Add: Distributions declared-common shares	63,421	44,770	180,114	131,829
Numerator for basic and diluted change in net assets per common share	$52,673	$23,129	$37,837	$168,760

Denominator
Basic weighted average common shares outstanding	127,484	114,805	123,379	114,590
Incremental shares from assumed conversion of 2022 Convertible Notes	—	661	—	293
Common shares issuable	1,850	773	1,388	667
Weighted average common shares outstanding assuming dilution	129,334	116,239	124,767	115,550

Change in net assets per common share
Basic	$0.41	$0.20	$0.31	$1.47
Diluted	$0.41	$0.20	$0.30	$1.46

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

As disclosed in “Note 5 – Debt”, on February 1, 2022, the Company fully repaid the 2022 Convertible Notes. As these notes were fully repaid, there is no dilutive impact for the current period ended September 30, 2022. In July 2021, the Company irrevocably elected combination settlement for the 2022 Convertible Notes. Therefore the dilutive impact of the 2022 Convertible Notes, was calculated for only the portion expected to be settled in stock as it relates to the diluted shares outstanding for the three and nine months ended September 30, 2021.

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2022, and 2021, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2022	2021	2022	2021
2022 Convertible Notes	—	—	—	—
Unvested common stock options	865	198	1,725	88
Restricted stock units*	—	—	—	—
Unvested restricted stock awards	3,982	710	1,611	720
Performance awards*	—	—	—	—

*Included in these amounts are shares related to certain equity-based awards, which are fully-vested but have not been delivered and thus not outstanding for purposes of calculating earnings per share.

As of both September 30, 2022 and December 31, 2021, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

(in thousands, except per share data and ratios)	Nine Months Ended September 30,
	2022	2021
Per share data (1):
Net asset value at beginning of period	$11.22	$11.26
Net investment income	1.01	0.95
Net realized gain (loss)	0.01	0.12
Net unrealized appreciation (depreciation)	(0.71)	0.40
Total from investment operations	0.31	1.47
Net increase (decrease) in net assets from capital share transactions (1)	0.31	(0.11)
Distributions of net investment income (6)	(1.11)	(1.06)
Distributions of capital gains (6)	(0.35)	(0.09)
Stock-based compensation expense included in investment income (2)	0.09	0.07
Net asset value at end of period	$10.47	$11.54

Ratios and supplemental data:
Per share market value at end of period	$11.58	$16.61
Total return (3)	(24.34)%	23.05%
Shares outstanding at end of period	130,191	115,925
Weighted average number of common shares outstanding	123,379	114,590
Net assets at end of period	$1,362,718	$1,337,532
Ratio of total expense to average net assets (4)	9.51%	9.93%
Ratio of net investment income before investment gains and losses to average net assets (4)	12.53%	11.01%
Portfolio turnover rate (5)	14.12%	33.14%
Weighted average debt outstanding	$1,430,814	$1,246,769
Weighted average debt per common share	$11.60	$10.88
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
(3)
The total return for the nine months ended September 30, 2022, and 2021, equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the nine months ended September 30, 2022, and 2021, equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of September 30, 2022, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect its financial condition or business outlook. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of September 30, 2022, and December 31, 2021, the Company had approximately $659.0 million and $286.8 million, respectively, of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. These amounts also exclude unfunded commitments related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions". The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2022, and December 31, 2021, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2022	December 31, 2021
Debt Investments:
Phathom Pharmaceuticals, Inc.	$66,500	$43,250
Oak Street Health, Inc.	44,250	—
Axsome Therapeutics, Inc.	42,000	—
Thumbtack, Inc.	40,000	—
Vida Health	40,000	—
Skydio, Inc.	37,500	37,500
HilleVax, Inc.	36,000	—
Automation Anywhere, Inc.	29,400	—
Iveric Bio Gene Therapy LLC	24,750	—
Brain Corporation	20,020	20,000
Aryaka Networks, Inc.	20,000	—
Finch Therapeutics Group, Inc.	20,000	—
G1 Therapeutics, Inc.	19,375	19,375
Tarsus Pharmaceuticals, Inc.	18,563	—
Locus Robotics Corporation	18,281	—
Alladapt Immunotherapeutics Inc.	15,000	—
ATAI Life Sciences N.V.	14,000	—
Dronedeploy, Inc.	12,500	—
Carbon Health Technologies, Inc.	11,625	11,625
Nuvolo Technologies Corporation	10,200	—
AppDirect, Inc.	10,000	—
Blue Sprig Pediatrics, Inc.	10,000	30,000
Dashlane, Inc.	10,000	19,300
RVShare, LLC	8,500	13,500
Viridian Therapeutics, Inc.	8,000	—
Elation Health, Inc.	7,500	—
Gritstone Bio, Inc.	7,500	—
Ouster, Inc.	7,000	—
Akero Therapeutics, Inc.	5,000	—
Alamar Biosciences, Inc.	5,000	—
Fulfil Solutions, Inc.	5,000	—
Demandbase, Inc.	3,750	9,375
Signal Media Limited	3,750	—
Riviera Partners LLC	3,500	—
Yipit, LLC	2,250	2,250
Khoros (p.k.a Lithium Technologies)	1,812	1,812
Ceros, Inc.	1,707	3,845
ThreatConnect, Inc.	1,600	1,600
Dispatch Technologies, Inc.	1,250	—
LogicSource	1,209	—
Zimperium, Inc.	1,088	—
Ikon Science Limited	1,050	1,050
Omeda Holdings, LLC	938	—
Alchemer LLC	890	—
Agilence, Inc.	800	800
Mobile Solutions Services	742	424
3GTMS, LLC	725	1,583
Constructor.io Corporation	625	—
Cybermaxx Intermediate Holdings, Inc.	471	471
Enmark Systems, Inc.	457	457
Annex Cloud	386	—
Gryphon Networks Corp.	268	268
Cytracom Holdings LLC	225	225
Syndax Pharmaceutics Inc.	—	30,000
Equality Health, LLC	—	17,500
Bicycle Therapeutics PLC	—	10,000
Better Therapeutics, Inc.	—	4,000
Logicworks	—	2,000
ShadowDragon, LLC	—	333
ePayPolicy Holdings, LLC	—	250
Pineapple Energy LLC	—	120
Total Unfunded Debt Commitments:	652,957	282,913

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	3,187	3,839
Forbion Growth Opportunities Fund II C.V.	2,826	—
Total Unfunded Commitments in Investment Funds & Vehicles:	6,013	3,839

Total Unfunded Commitments	$658,970	$286,752
(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $203.2 million and $34.9 million of unfunded commitments as of September 30, 2022, and December 31, 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -12 Related Party Transactions".
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	September 30, 2022	December 31, 2021
Unfunded Debt Commitments:
Expiring during:
2022	$198,281	$199,681
2023	312,457	43,675
2024	121,586	25,800
2025	1,694	2,232
2026	9,053	11,525
2027	7,745	—
2028	2,141	—
Total Unfunded Debt Commitments	652,957	282,913
Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	3,187	3,839
2032	2,826	—
Total Unfunded Commitments in Investment Funds & Vehicles	6,013	3,839
Total Unfunded Commitments	$658,970	$286,752

The following tables provide the Company’s contractual obligations as of September 30, 2022 and December 31, 2021:

As of September 30, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,542,000	$—	$377,000	$800,000	$365,000
Lease and License Obligations (4)	6,821	3,060	1,908	1,853	—
Total	$1,548,821	$3,060	$378,908	$801,853	$365,000

As of December 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,250,425	$380,000	$105,000	$574,925	$190,500
Lease and License Obligations (4)	8,283	3,120	2,958	1,427	778
Total	$1,258,708	$383,120	$107,958	$576,352	$191,278
(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of September 30, 2022. There was also $25.0 million outstanding under the SMBC Facility and $102.0 million outstanding under the MUFG Bank Facility as of September 30, 2022.
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

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. For the three and nine months ended September 30, 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.4 million, respectively. For the three and nine months ended September 30, 2021, total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.4 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of September 30, 2022, and 2021:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total operating lease cost	$744	$724	$2,185	$2,196
Cash paid for amounts included in the measurement of lease liabilities	$642	$578	$2,411	$1,733

	As of September 30, 2022	As of September 30, 2021
Weighted-average remaining lease term (in years)	4.17	4.37
Weighted-average discount rate	4.53%	4.87%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2022:

(in thousands)	As of September 30, 2022
2022	$652
2023	2,500
2024	848
2025	887
Thereafter	1,804
Total lease payments	6,691
Less: imputed interest	(599)
Total operating lease liability	$6,092

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

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three and nine months ended September 30, 2022, are net of expenses allocated to the Adviser Subsidiary of $1.9 million and $6.3 million, respectively. As of September 30, 2022, the Adviser Subsidiary owed $0.5 million to the Company. The Company’s total expenses for the three and nine months ended September 30, 2021, are net of expenses allocated to the Adviser Subsidiary of $1.3 million and $3.5 million, respectively. As of December 31, 2021, there was $0.1 million receivable from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the nine months ended September 30, 2022, $610.9 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the nine months ended September 30, 2022, fundings of $247.8 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $114.9 million from the Adviser Funds relating to the assigned investments during the nine months ended September 30, 2022. Additionally, on May 31, 2022, the Company sold $73.5 million of assets to the Adviser Funds and realized a $0.1 million gain.

During the nine months ended September 30, 2021, $204.5 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds, respectively. During the nine months ended September 30, 2021, fundings of $139.6 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $107.6 million from the Adviser Funds relating to the assigned investments during the nine months ended September 30, 2021.

13. Subsequent Events

Dividend Distribution Declaration

On October 13, 2022, the Board declared a cash distribution of $0.36 per share to be paid on November 17, 2022 to stockholders of record as of November 10, 2022. In addition to the cash distribution, and as part of the declared supplemental cash distribution of $0.60 per share to be paid in four quarterly distributions of $0.15, the Board declared a supplemental cash distribution of $0.15 per share to be paid on November 17, 2022 to stockholders of record as of November 10, 2022. Including the $0.15 per share supplemental cash distributions paid to stockholders of record as of March 9, 2022, May 17, 2022, and August 9, 2022, the Board has declared the full $0.60 per share supplemental cash distribution declared on February 16, 2022.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $2.8 billion and $2.4 billion as of September 30, 2022 and December 31, 2021, respectively. The fair value of our debt investment portfolio as of September 30, 2022 was approximately $2.7 billion, compared to a fair value of approximately $2.2 billion at December 31, 2021. The fair value of the equity portfolio as of September 30, 2022 was approximately $134.1 million, compared to a fair value of approximately $184.7 million as of December 31, 2021. The fair value of the warrant portfolio as of September 30, 2022 was approximately $27.2 million, compared to a fair value of approximately $38.4 million as of December 31, 2021.

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

During the nine months ended September 30, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total of $2,476.4 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $610.9 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $247.8 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

During the nine months ended September 30, 2021, Hercules and the Adviser Funds directly committed or originated an aggregate total of $1,691.4 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $204.5 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $139.6 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

Our portfolio activity for the nine months ended September 30, 2022 and September 30, 2021 was comprised of the following:

(in millions)	September 30, 2022	September 30, 2021
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$2,083.5	$1,258.1
Existing portfolio company	369.7	413.6
Sub-total	$2,453.2	$1,671.7
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(606.5)	(202.5)
Net Total Debt Commitments	$1,846.7	$1,469.2
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$758.4	$786.2
Existing portfolio company	318.3	258.4
Sub-total	$1,076.7	$1,044.6
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(243.4)	(137.6)
Net Total Debt Fundings	$833.3	$907.0
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$5.0	$15.3
Existing portfolio company	16.1	5.2
Sub-total	$21.1	$20.5
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(4.4)	(2.0)
Net Total Equity and Investments Funds and Vehicle Fundings	$16.7	$18.5
Unfunded Contractual Commitments (4)
Total	$659.0	$309.9
Non-Binding Term Sheets
New portfolio company	$208.0	$185.2
Existing portfolio company	2.1	63.0
Total	$210.1	$248.2
(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $203.2 million and $7.2 million, of unfunded commitments as of September 30, 2022, and 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2022, we received approximately $301.1 million in aggregate principal repayments. Approximately $58.7 million of the aggregate principal repayments related to scheduled principal payments and approximately $242.4 million represented early principal repayments from 18 portfolio companies. Further, $26.7 million of the early principal repayments was an early repayment due to merger and acquisition transaction of two portfolio companies. Additionally, we sold $73.5 million of assets and realized a $0.1 million gain on May 31, 2022.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2022 and September 30, 2021 was as follows:

(in millions)	September 30, 2022	September 30, 2021
Beginning portfolio	$2,434.5	$2,354.1
New fundings and restructures	1,097.8	1,065.1
Fundings assigned to or directly funded by the Adviser Funds(1)	(247.8)	(139.6)
Warrants not related to current period fundings	1.5	0.7
Principal repayments received on investments	(58.7)	(62.0)
Early payoffs	(242.4)	(678.3)
Proceeds from sale of debt investments	(73.5)	—
Proceeds from sale of equity investments	(16.7)	(97.9)
Accretion of loan discounts and paid-in-kind principal	40.2	32.7
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(13.3)	(14.0)
New loan fees	(10.0)	(12.2)
Gain (loss) on investments due to sales or write offs	1.5	15.5
Net change in unrealized appreciation (depreciation)	(87.4)	47.8
Ending portfolio	$2,825.7	$2,511.9

(1)
Funded amounts include $132.9 million and $31.9 million direct fundings of investments made by the Adviser Funds, for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Periodically, we may hold investments held in debt, warrant, or equity positions of portfolio companies that have filed a registration statement on Form S-1 with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Number of portfolio companies with debt outstanding	116	92
Percentage of debt bearing a floating rate	95.1%	94.0%
Percentage of debt bearing a fixed rate	4.9%	6.0%
Weighted average core yield (1)	12.4%	11.4%
Weighted average effective yield (2)	12.9%	12.9%
Prime rate at the end of the period	6.25%	3.25%
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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2022, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 6.0% to approximately 13.8%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. We had approximately $53.6 million of unamortized fees as of September 30, 2022, of which approximately $42.1 million was included as an offset to the cost basis of our current debt investments and approximately $11.5 million was deferred contingent upon the occurrence of a funding or milestone. As of December 31, 2021, we had approximately $42.9 million of unamortized fees, of which approximately $36.5 million was included as an offset to the cost basis of our current debt investments and approximately $6.4 million was deferred contingent upon the occurrence of a funding or milestone.

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2022, we had approximately $36.5 million in exit fees receivable, of which approximately $32.0 million was included as a component of the cost basis of our current debt investments and approximately $4.5 million was a deferred receivable related to expired commitments. As of December 31, 2021, we had approximately $35.0 million in exit fees receivable, of which approximately $29.6 million was included as a component of the cost basis of our current debt investments and approximately $5.4 million was a deferred receivable related to expired commitments.

We have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. We recorded approximately $4.9 million and $2.9 million in PIK income during the three months ended September 30, 2022 and 2021, respectively. We recorded approximately $14.9 million and $8.1 million in PIK income during the nine months ended September 30, 2022 and 2021, respectively.

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

	Three months ended
	September 30, 2022	September 30, 2021
Total Yield	12.0%	11.8%
Effective Yield	12.9%	12.7%
Core Yield (Non-GAAP)	12.4%	11.4%

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

(in thousands)	Three months ended
	September 30, 2022	September 30, 2021
GAAP Basis:
Total investment income	$84,229	$70,193
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events, but including income from expired commitments	(3,140)	(7,212)
Non-GAAP Basis:
Core investment income	$81,089	$62,981

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

Another financial measure that we monitor is the total return for our investors, was approximately (24.3)% and 23.1% during the nine months ended September 30, 2022 and 2021, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,091,827	38.6%	$967,383	39.7%
Software	680,216	24.1%	585,622	24.1%
Internet Consumer & Business Services	489,968	17.3%	395,506	16.3%
All other industries (1)	563,727	20.0%	486,011	19.9%
Total	$2,825,738	100.0%	$2,434,522	100.0%
(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2022, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, "Healthcare Services, Other", or “Internet Consumer & Business Services”.

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the nine months ended September 30, 2022 and the year ended December 31, 2021, our ten largest portfolio companies represented approximately 30.1% and 30.5% of the total fair value of our investments in portfolio companies, respectively. As of September 30, 2022 and December 31, 2021, we had eight and six investments that represented 5% or more of our net assets, respectively. As of September 30, 2022, we had three equity investments representing approximately 36.6% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. As of December 31, 2021, we had six equity investments which represented approximately 49.6% of the total fair value of our equity investment portfolio, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, approximately 95.1% and 94.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in structured debt have detachable equity enhancement features, typically in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2022, we held warrants in 107 portfolio companies, with a fair value of approximately $27.2 million. The fair value of our warrant portfolio decreased by approximately $11.2 million, as compared to a fair value of $38.4 million as of December 31, 2021, primarily related to the decrease in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $71.5 million to exercise such warrants as of September 30, 2022. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2022 and December 31, 2021, respectively:

(in thousands)	September 30, 2022			December 31, 2021
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	15	$412,141	15.5%	15	$408,975	18.5%
2	53	1,380,414	51.9%	47	1,208,323	54.7%
3	44	827,379	31.1%	28	581,424	26.3%
4	4	41,465	1.5%	1	8,269	0.4%
5	0	—	0.0%	1	2,608	0.1%
	116	$2,661,399	100.0%	92	$2,209,599	100.0%

As of September 30, 2022, our debt investments had a weighted average investment grading of 2.20 on a cost basis, as compared to 2.10 as of December 31, 2021. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact the current macroeconomic environment.

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

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

(in millions)	As of September 30,		As of December 31,
	2022		2021
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,856	99.5%	$2,367	99.0%
Non-accrual	13	0.5%	24	1.0%
Total Investments	$2,869	100.0%	$2,391	100.0%

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

Results of Operations

Refer below for a discussion of our operating results for three and nine months ended September 30, 2022 as compared to the same periods for 2021.

Investment Income

Total investment income for the three and nine months ended September 30, 2022 was approximately $84.2 million and $221.5 million, respectively as compared to approximately $70.2 million and $208.5 million, respectively for the three and nine months ended

September 30, 2021. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest income	$66,451	$50,597	$172,057	$150,901
Exit fee interest income	8,696	9,029	22,077	26,599
PIK interest income	4,944	2,893	14,888	8,105
Other interest income (1)	1,317	793	3,369	2,795
Total interest income	$81,408	$63,312	$212,391	$188,400

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended September 30, 2022 totaled approximately $81.4 million as compared to approximately $63.3 million for the three months ended September 30, 2021. Interest income for the nine months ended September 30, 2022 totaled approximately $212.4 million as compared to approximately $188.4 million for the nine months ended September 30, 2021. The increase in interest income for the three and nine months ended September 30, 2022 as compared to the same periods ended September 30, 2021, was attributable to a higher weighted average principal outstanding and increase in core yield due to the increase in benchmark rates during the three and nine months ended September 30, 2022.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring interest income	$78,984	$60,116	$208,479	$178,283
Non-recurring interest income	2,424	3,196	3,912	10,117
Total interest income	$81,408	$63,312	$212,391	$188,400

The following table shows the PIK-related activity for the nine months ended September 30, 2022 and 2021, at cost:

(in thousands)	Nine Months Ended September 30,
	2022	2021
Beginning PIK interest receivable balance	$11,801	$14,817
PIK interest income during the period	14,888	8,105
Payments received from PIK loans	(4,482)	(5,692)
Realized gain (loss)	(367)	(180)
Ending PIK interest receivable balance	$21,840	$17,050

The increase in PIK interest income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to an increase in the weighted average principal outstanding of loans which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. As of both September 30, 2022 and December 31, 2021 PIK receivable represented less than 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three and nine months ended September 30, 2022 totaled approximately $2.8 million and $9.1 million, respectively, as compared to approximately $6.9 million and $20.1 million, for the three and nine months ended September 30, 2021, respectively. The decrease in fee income for the three and nine months ended September 30, 2022 is primarily due to a decrease in the acceleration of unamortized fees, and one-time fees as a result of a lower volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, acceleration of fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring fee income	$2,076	$1,903	$5,762	$5,625
Accelerated fee income - expired commitments	29	960	550	2,372
Accelerated fee income - early repayments	716	4,018	2,798	12,114
Total fee income	$2,821	$6,881	$9,110	$20,111

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2022 or 2021.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. During the three and nine months ended September 30, 2022 and 2021, our net operating expenses totaled approximately $34.2 million and $32.1 million, respectively for the three month periods, and approximately $95.6 million and $98.9 million, respectively for the nine month periods.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $16.7 million and $14.7 million for the three months ended September 30, 2022 and 2021, respectively. Our higher weighted average borrowings offset the lower weighted average borrowing costs during the three months ended September 30, 2022, resulting in higher interest and fee expenses as compared to the three months ended September 30, 2021. Interest and fees on our debt totaled approximately $44.4 million and $49.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decline of interest and fee expenses during the nine months ended September 30, 2022, was a result of our lower weighted average borrowing costs as compared to the nine months ended September 30, 2021.

We had a weighted average cost of debt of approximately 4.4% and 4.9% for the three months ended September 30, 2022 and 2021, respectively and 4.1% and 5.1%, for the nine months ended September 30, 2022, and 2021, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The decrease in the weighted average cost of debt during 2022 as compared to 2021, was attributable to our debt refinancing activities completed over the past two years.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $4.4 million from $4.1 million for the three months ended September 30, 2022 and 2021, respectively and increased to $12.5 million from $11.7 million for the nine months ended September 30, 2022. The increase in general and administrative expenses for the three and nine months ended September 30, 2022 is primarily attributable to an increase in information technology related expenses. Tax expenses primarily relate to excise tax accruals. Tax expenses were $1.6 million and $2.4 million during the three months ended September 30, 2022 and 2021, respectively and $4.1 million and $5.6 million for nine months ended September 30, 2022 and 2021, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $11.0 million and $30.4 million, for the three and nine months ended September 30, 2022 as compared to approximately $8.9 million and $27.1 million respectively, for the three and nine months ended September 30, 2021. The increase between the three and nine months ended September 30, 2022 and 2021 was primarily due to an increase in variable compensation.

Employee stock-based compensation totaled approximately $2.5 million and $10.6 million, for the three and nine months ended September 30, 2022 as compared to approximately $3.3 million and $9.0 million, respectively for the three and nine months ended September 30, 2021. The decrease between the three month comparative periods was primarily attributable to the Performance Awards, which fully vested as of the quarter ended June 30, 2022. The increase between the nine month comparative periods was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended September 30, 2022 and 2021, are net of expenses allocated to the Adviser Subsidiary of $1.9 million and $1.3 million, respectively and $6.3 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management and higher allocations to the Adviser Funds. As of September 30, 2022, $0.5 million was receivable from the Adviser Subsidiary related to investment allocation transactions during the period. As of December 31, 2021, $0.1 million was due from the Adviser Subsidiary.

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

A summary of net realized gains and losses for the three and nine months ended September 30, 2022 and 2021 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains	$6,050	$24,999	$12,264	$82,364
Realized losses	(3,091)	(2,186)	(10,079)	(66,063)
Realized foreign exchange gains (losses)	2,330	—	2,276	—
Realized loss on debt extinguishment	—	(1,702)	(3,686)	(1,702)
Net realized gains (losses)	$5,289	$21,111	$775	$14,599

During the three and nine months ended September 30, 2022, we recognized net realized gains of $5.3 million and $0.8 million. The net realized gain was comprised of gross realized gains of $6.1 million and $12.3 million primarily from the sale of our equity position in Black Crow AI, Inc and Peerless Network Holdings, Inc. Our gains were offset by gross realized losses of $3.1 million and $10.1 million primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, Genocea Biosciences, Inc, Kaleido Biosciences, Inc., and Pineapple Energy LLC during the period. During the three months ended September 30, 2022, we repaid £19.4 million of principal borrowings under our SMBC Facility and realized a $2.3 million foreign exchange gain. In addition, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations.

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

The net change in unrealized appreciation and depreciation on investments is based on the fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the movements in net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross unrealized appreciation	$30,010	$27,946	$68,824	$142,016
Gross unrealized depreciation	(27,483)	(35,827)	(154,939)	(88,866)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	373	(27,770)	4,267	(5,404)
Net unrealized appreciation (depreciation) on debt, equity, warrant and fund investments	2,900	(35,651)	(81,848)	47,746
Other net unrealized appreciation (depreciation)	(4,989)	—	(5,299)	(1,515)
Total net unrealized appreciation (depreciation)	$(2,089)	$(35,651)	$(87,147)	$46,231

During the three months ended September 30, 2022 and 2021, we recorded approximately $2.1 million and $35.6 million of net unrealized depreciation on our investments, respectively. During the nine months ended September 30, 2022, and 2021, we recorded approximately $87.1 million of net unrealized depreciation and $46.2 million of net unrealized appreciation on our investments, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30						For the Nine Months Ended September 30,
	2022			2021			2022			2021
(in thousands)	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$3,690	$(1,163)	$2,527	$450	$(8,331)	$(7,881)	$(11,817)	$(74,298)	$(86,115)	$2,864	$50,286	$53,150
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	3,558	(3,185)	373	(4,109)	(23,661)	(27,770)	3,394	873	$4,267	3,007	(8,411)	(5,404)
Other net unrealized appreciation (depreciation)	(4,418)	(571)	(4,989)	—	—	—	(4,383)	(916)	(5,299)	—	(1,515)	(1,515)
Net realized appreciation (depreciation)	$2,830	$(4,919)	$(2,089)	$(3,659)	$(31,992)	$(35,651)	$(12,806)	$(74,341)	$(87,147)	$5,871	$40,360	$46,231

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

Net Change in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2022 and 2021, we had net increases in net assets of approximately $53.2 million and $23.5 million resulting from operations, respectively. For the nine months ended September 30, 2022 and 2021, our net increase in net assets were approximately $39.6 million and $170.4 million resulting from operations, respectively. For the three and nine months ended September 30, 2022, the basic net increase in net assets per common share was $0.41 and $0.31 per share, and for the three and nine months ended September 30, 2021 was $0.20 and $1.47 per share. On a fully diluted basis, the net increase in net assets per common share was $0.41 and $0.30 per share and $0.20 and $1.46 per share, for the same periods each respectively.

Hercules Adviser LLC

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

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three and nine months ended September 30, 2022 and 2021, no dividends were declared by the Adviser Subsidiary.

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

During the nine months ended September 30, 2022, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the nine months ended September 30, 2022, our operating activities used $359.9 million of cash and cash equivalents, compared to $28.7 million provided during the nine months ended September 30, 2021. The $388.6 million increase in cash used in operating activities was primarily due to a $360.2 million decrease in principal, fee repayments, and proceeds received from the sale of debt investments, $84.3 million fewer proceeds received from the sale of equity investments, which was offset by a decrease of $75.4 million in net purchases of investments due to increased assignments to the Adviser Funds.

During the nine months ended September 30, 2022, our investing activities used approximately $86 thousand of cash, compared to $12 thousand used during the nine months ended September 30, 2021. The $74 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.

During the nine months ended September 30, 2022, our financing activities provided $289.1 million of cash, compared to $16.9 million used in financing activities during the nine months ended September 30, 2021. The $306.0 million increase of cash flows from financing activities was primarily due to $1,169.2 million of new debt issuances related to the issuance of our January 2027 Notes, June 2025 3-Year Notes, 2031 Asset-Backed Notes, SBA Debenture borrowings, and increased utilization of our Credit Facilities during the nine months ended September 30, 2022. The debt issuances were used in our operating activities and to repay the $230.0 million of 2022 Convertible Notes and $150.0 million to retire the 2022 Notes. Additionally, we issued $190.0 million of ATM equity (net of offering costs) during the nine months ended September 30, 2022. We did not issue any common stock issued during the nine months ended September 30, 2021. These amounts offset the $48.8 million increase in dividend distributions, which totaled $178.9 million during the nine months ended September 30, 2022, compared to $130.1 million during the nine months ended September 30, 2021.

As of September 30, 2022, our net assets totaled $1.4 billion, with a NAV per share of $10.47. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of September 30, 2022

As of September 30, 2022, we had $700.1 million in available liquidity, including $57.1 million in cash and cash equivalents. We had available borrowing capacity of $200.0 million under the SMBC Facility and $443.0 million under the MUFG Bank Facility. In addition, the MUFG Bank Facility has accordion provision through which the available borrowing capacity can be increased by $55.0 million, subject to certain conditions.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2022, our asset coverage ratio under our regulatory requirements as a BDC was 199.4% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 188.1% as of September 30, 2022.

As of September 30, 2022, we had $127.0 million outstanding under our Credit Facilities, which are floating interest rate obligations. As of September 30, 2022, the remaining $1,415.0 million of debt outstanding are all fixed interest rate debt obligations.

During the nine months ended September 30, 2022, we issued $350 million in aggregate principal amount of January 2027 Notes, which generated net proceeds of approximately $343.4 million. The net proceeds from the January 2027 Notes generated was primarily used to repay the 2022 Convertible Notes and to retire the 2022 Notes. In addition, we issued $150 million and $50 million in aggregate principal which generated net proceeds of approximately $147.7 million and $49.5 million related to the 2031 Asset-Backed Notes and June 2025 3-Year Notes, respectively. We also borrowed the remaining $24.5 million of capital available through our SBIC, and raised $190.0 million through ATM equity offerings of common shares.

Lastly, as of September 30, 2022, $8.3 million of cash was classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of the Company’s financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of current macro-economic events, including the COVID-19 pandemic, war in Ukraine, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Equity Offerings

On May 9, 2022, we entered into an ATM equity distribution agreement (the “2022 Equity Distribution Agreement”) with JMP and Jeffries (the “Sales Agents”). The 2022 Equity Distribution Agreement provides that we may offer and sell up to 17.5 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2022 Equity Distribution Agreement replaces the ATM equity distribution agreement between the Company and JMP executed on July 2, 2020 (the “2020 Equity Distribution Agreement”).

Under the 2020 Equity Distribution Agreement, the Company sold no shares and approximately 5.6 million shares, respectively, of common stock during the three and nine months ended September 30, 2022. From the sale of shares under the 2020 Equity Distribution Agreement during the nine months ended September 30, 2022, the Company received total accumulated net proceeds of approximately $98.5 million, including $1.1 million of offering expenses. Under the 2022 Equity Distribution agreement, the Company sold common stock shares of approximately 2.9 million and 6.2 million for the three and nine months ended September 30, 2022. From the sale of shares, the Company received total accumulated net proceeds of approximately $42.9 million and $91.5 million including $0.4 million and $1.0 million of offering expenses for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, there were no shares sold under the existing equity distribution agreement.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of September 30, 2022, we had $1,542.0 million of debt outstanding, which includes $377.0 million within 1 to 3 years, and $1,165.0 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

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

As of September 30, 2022, we had approximately $659.0 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. This excludes $203.2 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

As of September 30, 2022, we also had approximately $210.1 million of non-binding term sheets outstanding to three new companies and two existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$37,153
(50)	$19,429
50	$(19,631)
100	$(39,185)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, Eurodollar, and BSBY rates, to the extent our debt investments include variable interest rates. As of September 30, 2022, approximately 95.1% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, Eurodollar, or BSBY rates with a floor. As of September 30, 2022, approximately 11.6% of our debt investments have variable rates based on LIBOR and 9.6% of our debt investments have variable rates based on SOFR, BSBY or Euordollar rates. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee ("ARRC") has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(18,645)	$(711)	$(17,934)	$(0.14)
(50)	$(12,413)	$(504)	$(11,909)	$(0.09)
(25)	$(6,207)	$(262)	$(5,945)	$(0.05)
25	$6,145	$262	$5,883	$0.05
50	$12,288	$525	$11,763	$0.09
75	$18,431	$787	$17,644	$0.14
100	$24,463	$1,050	$23,413	$0.18
200	$48,442	$2,099	$46,343	$0.36

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2022, we did not engage in interest rate or foreign currency hedging activities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2022 that represent greater than 5% of our net assets:

(in thousands)	September 30, 2022
	Fair Value	Percentage of Net Assets
Corium, Inc.	$135,828	10.0%
Phathom Pharmaceuticals, Inc.	$94,119	6.9%
Worldremit Group Limited	$92,698	6.8%
SeatGeek, Inc.	$87,812	6.4%
Rocket Lab Global Services, LLC	$87,283	6.4%
Axsome Therapeutics, Inc.	$85,438	6.3%
Convoy, Inc.	$73,674	5.4%
uniQure B.V.	$73,527	5.4%
•
Corium, Inc. develops, engineers, and manufactures drug delivery products and devices that utilize the skin and mucosa as a primary means of transport.
•
Phathom Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of novel treatments for gastrointestinal diseases and disorders.
•
Worldremit Group Limited is a global online money transfer business.
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
•
Convoy, Inc. is a developer for on-demand shipment services.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the nine months ended September 30, 2022, we issued 184,197 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Form of Dividend Reinvestment Plan, dated September 22, 2022
10.2*	Transfer Agency and Service Agreement, dated October 3, 2022, between Hercules Capital, Inc. and Computershare Trust Company, N.A. and Computershare Inc.
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL

* Filed herewith.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2022 (unaudited)

(in thousands)	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2022
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (10)	Preferred Stock	$—	$—	$500	$—	$—	$(109)	$391
	Common Stock	—	—	65	—	—	(56)	9
Gibraltar Business Capital, LLC (5)	Unsecured Debt	2,581	—	23,212	60	—	(1,233)	22,039
	Preferred Stock	—	—	19,393	—	—	(4,904)	14,489
	Common Stock	—	—	1,225	—	—	(91)	1,134
Hercules Adviser LLC (6)	Unsecured Debt	393	—	8,850	3,150	—	—	12,000
	Member Units	—	—	11,990	—	—	9,955	21,945
Total Majority Owned Control Investments		$2,974	$—	$65,235	$3,210	$—	$3,562	$72,007
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,269	$—	$—	$49	$8,318
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$516	$—	$8,269	$—	$—	$49	$8,318
Total Control Investments		$3,490	$—	$73,504	$3,210	$—	$3,611	$80,325

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (9)	Senior Debt	1,204	(2,014)	7,747	—	(7,780)	33	—
	Common Stock	—	—	591	—	(4,767)	4,176	—
Total Affiliate Investments		$1,204	$1,758	$9,458	$—	$(13,547)	$4,089	$—
Total Control and Affiliate Investments		$4,694	$1,758	$82,962	$3,210	$(13,547)	$7,700	$80,325
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
(8)
During the nine months ended September 30, 2022, the Company sold its investments in Black Crow AI, Inc., as a result it is no longer an affiliate investment.
(9)
During the three months ended September 30, 2022, the Company sold a portion of its investments in Pineapple Energy LLC, as a result it is no longer an affiliate investment..
(10)
As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Nine Months Ended September 30, 2021 (unaudited)

(in thousands)	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2020	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2021
Portfolio Company
Control Investments
Majority Owned Control Investments
Gibraltar Business Capital, LLC (5)	Unsecured Debt	$2,363	$—	$14,970	$9,627	$—	$(1,194)	$23,403
	Preferred Stock	—	—	31,554	—	—	(15,386)	16,168
	Common Stock	—	—	2,276	—	—	(1,110)	1,166
Hercules Adviser LLC (6)	Unsecured Debt	59	—	—	6,100	—	—	6,100
	Member Units	—	—	—	35	—	10,669	10,704
Total Majority Owned Control Investments		$2,422	$—	$48,800	$15,762	$—	$(7,021)	$57,541
Other Control Investments
Tectura Corporation (7)	Senior Debt	$521	$—	$8,600	$—	$—	$(306)	$8,294
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$521	$—	$8,600	$—	$—	$(306)	$8,294
Total Control Investments		$2,943	$—	$57,400	$15,762	$—	$(7,327)	$65,835

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$—	$—	$1,000	$—	$243	$1,243
	Convertible Debt	—	—	—	2,208	(3,993)	1,785	—
Pineapple Energy LLC (9)	Senior Debt	3	—	7,500	120	—	—	7,620
	Common Stock	—	—	840	—	—	9	849
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) (10)	Senior Debt	—	(641)	—	—	(681)	681	—
	Common Stock	—	(61,502)	—	—	(61,502)	61,502	—
Total Affiliate Investments		$3	$(62,143)	$8,340	$3,328	$(66,176)	$64,220	$9,712
Total Control and Affiliate Investments		$2,946	$(62,143)	$65,740	$19,090	$(66,176)	$56,893	$75,547
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
(10)
As of June 30, 2021, the Company’s investments in Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.) were written off for a realized loss.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2022 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$391
	Medical Devices & Equipment	Common Stock			180,000	—	9
Total Coronado Aesthetics, LLC						$250	$400
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	$14,701	$13,033
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,844	9,006
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	14,489
	Diversified Financial Services	Common Stock			830,000	1,884	1,134
Total Gibraltar Business Capital, LLC						$52,551	$37,662
Hercules Adviser LLC		Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	$12,000	$12,000
		Member Units			1	35	21,945
Total Hercules Adviser LLC						$12,035	$33,945
Total Majority Owned Control Investments (5.28%)*						$64,836	$72,007
Other Control Investments
Tectura Corporation	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Internet Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	68
	Internet Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Internet Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,318
Total Other Control Investments (0.61%)*						$22,413	$8,318
Total Control Investments (5.89%)*						$87,249	$80,325

Total Control and Affiliate Investments (5.89%)*						$87,249	$80,325

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

HERCULES CAPITAL, INC. (Registrant)

Dated: November 2, 2022	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: November 2, 2022	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer