Form 10-K
period 2022-12-31
Hercules Capital, Inc.
filed 2023-02-16
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.68 billion based upon a closing price of $13.49 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 9, 2023, there were 136,480,361 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers, LLP	Auditor Location:	San Francisco, CA

HERCULES CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Hercules Capital, Inc., our logo and other trademarks of Hercules Capital, Inc. are the property of Hercules Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “Hercules,” “we,” “us,” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.

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

PART I

Item 1. Business

GENERAL

Hercules Capital, Inc. is a specialty finance company focused on providing financing solutions to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences and sustainable and renewable technology industries. Our goal is to be the leading Structured Debt financing provider for venture capital-backed and institutional-backed companies in technology-related industries requiring sophisticated and customized financing solutions. We use the term “Structured Debt” to refer to a debt investment that is structured with an equity, warrant, option, or other right to purchase or convert into common or preferred stock. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products.

Our primary business objectives are to increase our net income, net investment income, and net asset value (“NAV”) through our investments in primarily Structured Debt or senior secured debt instruments of venture capital-backed and institutional-backed companies across a variety of technology-related industries at attractive yields. We aim to achieve our business objectives by maximizing our portfolio total return through generation of current income from our debt investments and capital appreciation from our warrant and equity investments. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the Investment Company Act of 1940 (“1940 Act”). In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations. We invest primarily in private companies but also have investments in public companies.

Our investments are focused in companies that are active in a variety of technology industry sub-sectors or are characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, consumer and business services, telecommunications, telecommunications equipment, media, life sciences, and renewable or alternative energy. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery and development, drug delivery, health care services and information systems companies. Within the sustainable and renewable technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

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

CORPORATE STRUCTURE

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a BDC, we must also maintain a coverage ratio of total assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration (the “SBA”) and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. Certain of our wholly owned subsidiaries are licensed to operate as a small business investment company (a “SBIC” or “SBICs”) under the authority of the SBA. Through SBIC licensed vehicles we may access capital from the SBA debenture program. See “Regulation” for additional information related to our capital requirements.

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

Effective January 1, 2006, we elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (“the Code”). As a RIC, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year subject to certain requirements as defined for RICs. See “Certain United States Federal Income Tax Considerations” for additional information. Additionally, we have established wholly owned subsidiaries that are not consolidated for U.S. federal tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

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

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in Structured Debt, senior debt, and equity securities in technology-related companies for the following reasons:

•
technology-related companies have generally been underserved by traditional lending sources;
•
unfulfilled demand exists for Structured Debt financing to technology-related companies due to the complexity of evaluating risk in these investments; and
•
Structured Debt products are less dilutive and complement equity financing from venture capital and private equity funds.

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

Structured Debt Products Complement Equity Financing from Venture Capital and Private Equity Funds.

We believe that technology-related companies and their financial sponsors will continue to view Structured Debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our Structured Debt products provide access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many technology-related companies at all stages of development target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period sometimes required prior to liquidity events.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals.

We have been investing in venture capital-backed and institutional-backed companies for over 19 years. Our investment professionals are led by individuals with extensive experience as venture capitalists, commercial lenders, and originators of Structured Debt and equity investments in technology-related companies. In addition, our team members have originated Structured Debt, senior debt, and equity investments in over 600 technology-related companies, representing more than $16.0 billion in commitments from inception to December 31, 2022, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. Members of our management team also have operational, research and development and finance experience with technology-related companies. Furthermore, we have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.

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

Provide Customized Financing Complementary to Financial Sponsors’ Capital.

We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that only invest in companies that fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt, including below-investment grade debt instruments, also known as “junk bonds”, to equity capital, with a focus on Structured Debt.

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

Benefit from Our Efficient Organizational Structure.

We believe that the perpetual nature of our corporate structure enables us to be a long-term partner for our portfolio companies in contrast to traditional investment funds, which typically have a limited life. In addition, because of our access to the equity markets, we believe that we may benefit from a lower cost of capital than that available to private investment funds. We are not subject to requirements to return invested capital to investors, nor do we have a finite investment horizon. Capital providers that are subject to such limitations are often required to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

OUR INVESTMENTS AND OPERATIONS

We principally invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on Structured Debt. We generally seek to invest in companies that have been operating for at least six to twelve months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will generally obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to operate as well as potentially amortize their debt for at least three to nine months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt, for an additional six to twelve months subject to market conditions.

We expect that our investments will generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 6.0% to 15.0% as of December 31, 2022. Approximately 95.3% of our loans were at floating rates or floating rates with a floor and 4.7% of the loans were at fixed rates as of December 31, 2022.

In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees, or prepayment fees. In some cases, our loans also include contractual payment-in-kind ("PIK") interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for U.S. federal, state, and local tax purposes certain other amounts prior to receiving the related cash.

Moreover as noted above, our debt investments in venture capital-backed and institutional-backed companies are generally structured with equity enhancement features. These enhancement features typically are received in the form of warrants or other equity securities that are considered original issue discounts ("OID") to our loans and are designed to provide us with an opportunity for potential capital appreciation. Warrants received are typically immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering (“IPO”). The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or, on a very select basis, put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 10% to 20% for our debt investments.

Typically, our debt and equity investments take one of the following forms:

•
Structured Debt: We seek to invest a majority of our assets in debt structured with warrants, equity, options, or other rights to purchase or convert into common or preferred stock of prospective portfolio companies. Our investments in Structured Debt may be the only debt capital on the balance sheet of our portfolio companies, and in many cases, we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our Structured Debt typically has a maturity of between two and five years, and it may provide for full amortization after an interest only period. Our Structured Debt with warrants carries an interest rate referenced to Prime, SOFR, LIBOR, or a similar benchmark rate plus a spread with a floor and may include an additional exit fee payment or contractual PIK interest arrangements. Additionally, our Structured Debt financings may include restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.
•
Senior Debt: We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate generally referenced to Prime, SOFR, LIBOR, or a similar benchmark rate plus a spread with a floor, generally maturing in three to five years, and typically secured by accounts receivable and/or inventory. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position with security interest in all the assets of the portfolio company. The loans can either be “first out” or “last out”, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.
•
Equity Securities: The equity securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our Structured Debt investments. In addition to the warrants received as a part of a Structured Debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2022, we held warrant and equity securities in 168 portfolio companies.

In addition to the characteristics described above, the table below compares the typical features of our investments.

	Structured Debt	Senior Debt	Equity Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Warrants, preferred stock, or common stock
Investment Horizon	Long-term: 2 to 5 years; Average of 3.5 years	Generally under 4 years	3 to 7 years
Covenants	Less restrictive; mostly financial	Generally borrowing base and financial	None

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition - While we generally focus our investments in venture capital-backed and institutional-backed companies in a variety of technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2022, approximately 80.5% of the fair value of our portfolio was composed of investments in three industries: 38.8% was composed of investments in the "Drug Discovery & Development" industry, 26.9% was composed of investments in the "Software" industry, and 14.8% was composed of investments in the "Consumer & Business Services" industry.

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

Company Stage of Development - While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate having commitments for their first institutional round of equity financing for early-stage companies. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

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
Documentation; and
•
Loan and Compliance Administration.

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2022, our investment origination team, which consists of approximately 55 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, SaaS finance, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.

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

As of December 31, 2022, our investment portfolio had a weighted average investment grading of 2.23.

Managerial Assistance

As a BDC, we are generally required to offer and provide, upon request, significant managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, among other things. We may, from time to time, receive fees for these services. In the event that such fees are received, they are incorporated into our operating income and are passed through to our stockholders, given the nature of our structure as an internally managed BDC. See “—Regulation—Significant Managerial Assistance” for additional information.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state-chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed and institutional capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business Structure—We operate in a highly competitive market for investment opportunities”.

HUMAN CAPITAL DISCLOSURES

As an internally managed BDC, we believe that one of the strengths and principal reasons for the long-term success of our company is the quality and dedication of our people. As of December 31, 2022, our team comprises over 100 professionals across our 8 offices globally. Our investment team includes approximately 50 investment professionals, whom are led by professionals with extensive experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies, as well as our executive officers and treasury, finance, risk management, administrative support, IT and human resources professionals. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. From inception to December 31, 2022, our team has originated Structured Debt, debt with warrants and equity investments in over 600 companies, representing more than $16.0 billion in commitments. Our investment team leverages established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, to identify and source our investments. We believe that leveraging the relationships that our investment teams have established will enable us to continue to identify and attract well-positioned prospective portfolio companies.

Talent Acquisition and Retention

We are committed to attracting, developing, and retaining the right blend of talent to support our business.

Our recruiting process is strategic and purposeful to ensure our business and culture continue to thrive. We may contract with employment agencies with whom we have developed relationships and who have learned our culture to assist with our recruitment efforts. From time to time, we may also contract with independent contractors on a temporary basis. We also sponsor an internship program that invites quality college students from a diverse pool of applicants to learn our business and contribute to our work for a period of approximately six months. Students who intern in our investment teams are provided visibility into the full investment process from due diligence to closing to ongoing portfolio management activities, and the internship may lead to permanent roles.

Retention of our personnel is important to the management of our business and believe that compensation and benefits and opportunities for professional development are a key driver of retention. We offer a competitive, compensation and benefits structure that we believe attracts current and prospective professionals relative to their local markets and industry. Our compensation strategy includes, for certain professionals, equity incentive plans. Such plans are structured to further align the interests of our professionals with those of our stockholders, and to cultivate a strong sense of ownership and commitment to our Company. To foster professional development, we provide training opportunities for our employees to continue to build their skills and increase their effectiveness as members of our team. Such opportunities include a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. Through our goal setting and performance review process, employees are annually evaluated by managers and senior management to ensure employees continue to develop and advance as expected. As we hire and develop individuals, we also plan for succession. We have succession plans in place for each of our named executive officers.

The pandemic has presented new challenges and opportunities to improve with respect to employee engagement and well-being. We continue to provide employees with flexibility to work from home and support our employees through dialogue with managers, colleagues, and leaders. Our Employee Assistance Program continues to provide additional, ongoing support and information for our employees and their families.

Our Culture

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. We seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination or harassment of any kind, including, but not limited to, sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We seek feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters. Under our Whistleblower Policy, each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to confidentially report any: questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices or other illegal or unethical behavior. We seek to protect the confidentiality of those making reports of possible misconduct and our Whistleblower Policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.

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

Diversity, Equity, and Inclusion

At Hercules, we feel strongly that building a diverse and inclusive team is an important priority. We aim to attract, motivate, and retain a diverse group of individuals and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. We are proud that our workforce consists of diverse professionals including approximately 60% that are women or people of diverse ethnic backgrounds. Over 60% of our senior leaders, which includes our managing directors on the investment team and senior executives are women or people of diverse ethnic backgrounds. We strive to continue to create a welcoming and inclusive work environment for our employees.

Philanthropy

Hercules encourages and supports our employees to be active participants in our local communities. As a Company, we support local non-profit organizations by hosting annual fundraising, food, supply, and toy drives. In addition to our Company sponsored philanthropic initiatives, we also provide employees with paid days off to volunteer at organizations of their choice. Hercules supports a variety of non-profit organizations through corporate sponsorship and donations. In addition, we support our employees and the causes that are most important to them through our Charitable Donation Matching program, in which we match donations our employees make to qualified 501(c)(3) non-profits (subject to maximum limits per employee).

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we generally would not meet the diversification tests imposed on us by the Code in order to qualify as a RIC for U.S. federal tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly owned subsidiaries that are SBICs from the 150% asset coverage requirement applicable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related To Leverage—Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

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

Our current code of ethics is posted on our website at investor.htgc.com/corporate-governance/governance-documents. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Small Business Administration Regulations

We make investments in qualifying small businesses through wholly owned SBIC subsidiaries. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include those businesses that are below small business size standards as published by the North American Industry Classification System (“NASIC”) and adopted by the SBA or any eligible business that has a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that meets the NASIC size standard for its industry or has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Each SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. As part of the SBA's oversight, each SBIC is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If any of our SBICs fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBICs' use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBICs from making new investments. In addition, our SBICs may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because our SBICs are wholly owned subsidiaries. Further, the SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. As of December 31, 2022, as a result of having sufficient capital as defined under the SBA regulations, our SBICs were in compliance with the terms of the SBA’s leverage requirements.

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

The discussions set forth herein do not constitute tax advice. We have not sought and will not seek any ruling from the IRS regarding any matters discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to those set forth below. This summary does not discuss any aspects of foreign, state or local tax. Prospective investors must consult their own tax advisers as to the U.S. federal income tax consequences (including the alternative minimum tax consequences) of acquiring, holding and disposing of shares of our stock, as well as the effects of state, local, and foreign tax laws.

Election to be Subject to Tax as a RIC

Through December 31, 2005, we were subject to U.S. federal income tax as an ordinary corporation under Subchapter C of the Code. Effective for the tax year beginning on January 1, 2006, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify for treatment as a RIC we must, among other requirements, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Upon satisfying the Annual Distribution Requirement in respect of a taxable year, we generally will not be subject to U.S. federal income taxes on any income we distribute to our stockholders as dividend distributions.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•
qualify as a RIC; and
•
distribute dividends for U.S. federal income tax purposes to our stockholders of an amount at least equal to the Annual Distribution Requirement;

We generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year.

We made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore were not subject to any built-in gains tax when we sold those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to taxes on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level taxes on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income taxes at regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends for U.S. federal income tax purposes to our stockholders.

In order to qualify as a RIC for U.S. federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other requirements:

•
have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;
•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, foreign currencies, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (the “90% Income Test”);

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
no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of any one issuer, (ii) securities (other than U.S. government securities or securities of other RICs) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may invest in partnerships which may result in our being subject to state, local, or foreign income, franchise or other tax liabilities. In addition, some of the income and fees that we may recognize will not be qualifying income under the 90% Income Test. In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes. Such corporations generally will be subject to U.S. federal, state, and potentially local taxes, which ultimately will reduce our return on such income and fees.

As a RIC, we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (“Excise Tax Avoidance Requirement”). We are not subject to this excise tax on any amount on which we incurred U.S. federal income taxes.

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% U.S. federal excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, distributions declared and paid by us in a tax year may differ from our taxable income for that tax year. As such, distributions may include the distribution of the current tax year taxable income, the distribution of the prior tax year taxable income that has been carried over and distributed in the current tax year, or may include a return of capital.

Under applicable Treasury regulations and other administrative guidance issued by the IRS, we are permitted to treat certain distributions payable in our stock as taxable distributions that will satisfy the Annual Distribution Requirement as well as the Excise Tax Avoidance Requirement provided that stockholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gains to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold certain U.S. taxes with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to make taxable distributions that are payable in part in our common stock.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payments in cash. For example, certain of our debt investments may earn OID or PIK income, which we must include in taxable income regardless of whether cash representing such income is received by us in the same tax year. Because OID or PIK income recognized is generally required to be included in our taxable income in the tax year it is recognized, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gains or losses realized by us from the sale or exchange of equity or warrants acquired by us, as well as any losses attributable to the lapse of such warrants, generally will be treated as capital gains or losses. Such capital gains or losses will be long-term or short-term, depending on how long we held related equity or warrant instrument.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio”. Additionally, we may also be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may lose our RIC status, which would result in us becoming subject to U.S. federal income taxes.

In addition, we may have to request a waiver of the SBA’s restrictions applicable to our SBICs to enable us to meet the RIC Distribution Requirement. Our SBIC subsidiaries are subject to regulation by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs. Certain SBA regulations may restrict us from making distributions to us that may be necessary to maintain our status as a RIC. While we may request a waiver of the SBA's restrictions, we cannot assure you that the SBA will grant such waiver. If our SBICs are unable to obtain a waiver, compliance with the SBA regulations may cause us to lose our RIC status, which would result in us becoming subject to U.S. federal income taxes.

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

A RIC is limited in its ability to deduct expenses in excess of its taxable income. If our otherwise deductible expenses in a given tax year exceed our ordinary taxable gross income, we would incur a net operating loss for that tax year. However, a RIC is not permitted to carry back or carry forward net operating losses, respectively, to prior and subsequent tax years, and such net operating losses would not pass through to the RIC’s stockholders. In addition, deductible expenses can only be used to offset investment company taxable income, and not any net capital gains recognized. Furthermore, RICs cannot use net capital losses to offset the RIC’s investment company taxable income. However, a RIC generally may carry forward such net capital losses in order to use them as an offset to future capital gains indefinitely. Due to these limitations on the deductibility of expenses and net capital losses, we may for U.S. federal tax purposes have aggregate taxable income for several tax years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the aggregate net income we actually earned during those tax years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize capital gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources located within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes and withheld at the source. In this regard, countries with which the United States does not have a tax treaty can result in high withholding tax rates, dependent on each taxpayer's circumstances. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and capital gains. The effective rate of foreign taxes may vary depending on the location, status of tax treaties, changes in international tax laws, and types of investment held, among other reasons. Further, we do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by us as having been paid by its stockholders.

If we acquire the equity securities of passive foreign investment companies (“PFICs”), which are foreign corporations that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income, we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders to the extent that such income or gain is attributable to our ownership of PFIC stock in a prior taxable year. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any such taxes and related interest charges.

If we acquire the equity securities of a controlled foreign corporation (a “CFC”), which is a foreign corporation in which more than 50% of the stock, by vote or value, is owned by U.S. persons each of whom either directly or constructively own 10% or more of the stock of a foreign corporation by vote or by value, we would generally be required to include as ordinary income our allocable share of the CFC's income derived from certain specified sources with our investment company taxable income for such tax year, regardless of when the CFC makes distributions to us. We intend to limit and/or manage our holdings in issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

Our functional currency, for U.S. federal income tax purposes, is the U.S. dollar. Under the Code, foreign exchange gains and losses realized by us in connection with certain transactions involving foreign currencies, or payables or receivables denominated in a foreign currency, as well as certain non-U.S. dollar denominated debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, and similar financial instruments are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) also could, under future Treasury regulations, produce income not among the types of qualifying income from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments timely or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be treated as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Further, we would also be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

DETERMINATION OF NET ASSET VALUE

We determine the NAV per share of our common stock quarterly. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

As of December 31, 2022, approximately 97.9% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

SUMMARY OF RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Related To Our Business And Structure

•
We operate in a highly competitive market for investment opportunities.
•
We are dependent upon senior management personnel for our future success, particularly our CEO, Scott Bluestein.
•
Our success depends on attracting and retaining qualified personnel in a competitive environment.
•
Our business model depends to a significant extent upon strong referral relationships.
•
Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
•
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.
•
We are subject to risks related to corporate social responsibility.

Risks Related To Our Investments

•
Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
•
Our investments are concentrated in certain technology-related industries, which subjects us to the risk of significant loss if any one or more of such industries experiences a downturn.
•
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
•
We may be exposed to higher risks with respect to our investments that include PIK interest or Exit fees.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may not have the funds or ability to make additional investments in our portfolio companies.
•
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, which may subject us to a risk of significant loss if any such issuer experiences a downturn.
•
We generally will not control our portfolio companies, which may result in the portfolio company making decisions which could adversely impact the value of our investments in the portfolio company's securities.
•
Defaults by our portfolio companies will harm our operating results.
•
Substantially all of our portfolio investments are recorded at fair value as determined in accordance with our Valuation Guidelines and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.
•
We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
•
We may not realize gains from our equity or warrant investments.
•
Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.

Risks Related To Leverage

•
Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•
Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.

Risks Related To Our Investment Management Activities

•
Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds or separately managed accounts, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.
•
Investments in the Adviser Funds managed by our Adviser Subsidiary may create conflicts of interests.
•
We, through the Adviser Subsidiary, derive revenues from managing third-party funds pursuant to management agreements that may be terminated, which could negatively impact our operating results.

Risks Related To BDCs

•
Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
Failure to maintain our status as a BDC would reduce our operating flexibility.
•
Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
•
Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Risks Related To Our Securities

•
Investing in our securities may involve a high degree of risk.
•
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
•
The market price of our securities may be volatile and fluctuate significantly.
•
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
•
Certain Debt securities are unsecured and therefore effectively subordinated to any current or future secured indebtedness or may be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•
Our debt securities may or may not have an established trading market. If a trading market in our debt securities is developed, it may not be maintained.
•
A downgrade, suspension, or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.
•
The indentures under which our debt securities were issued contain limited protections for the holders of the debt securities.
•
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our outstanding Notes and Credit Facilities.
•
We may not be able to prepay the Notes or Credit Facilities upon a change in control.

Risks Related To Our SBIC Subsidiaries

•
We, through our wholly owned subsidiary, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiary that are superior to the claims of our securities holders.
•
Our wholly owned subsidiary is licensed by the SBA, and therefore subject to SBIC regulations.
•
Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

Risks Related To Operating As A RIC And U.S. Federal Income Taxes

•
We will be subject to U.S. federal income taxes if we are unable to qualify as a RIC under Subchapter M of the Code.
•
We may have difficulty paying the distributions required to maintain our RIC status under the Code if we recognize income before or without receiving cash representing such income.
•
Legislative or regulatory tax changes could adversely affect our stockholders.

General Risk Factors

•
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Terrorist attacks, acts of war, public health crises or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
•
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
•
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•
We may be the target of litigation.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the following information before making an investment in our securities. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our common stock or the value of our other securities could decline, and you may lose all or part of your investment.

Risks Related To Our Business Structure

We operate in a highly competitive market for investment opportunities.

We compete for investments with a number of other investment funds (including venture capital and private equity funds, debt funds, BDCs and SBICs), as well as traditional financial services companies such as commercial and investment banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC.

We are dependent upon senior management personnel for our future success, particularly our CEO, Scott Bluestein.

We depend upon the members of our senior management, particularly Mr. Bluestein, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. Our future success depends on the continued service of our senior management team. The departure of Mr. Bluestein or any member of our senior management team or a significant number of the members of our investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Our growth will require that we retain new investment and administrative personnel in a competitive market. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as venture capital funds, private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel would have a material adverse effect on our business.

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

Our business model depends to a significant extent upon strong referral relationships.

We expect that members of our management team will maintain their relationships with venture capital and private equity firms, other financial institutions and intermediaries, investment bankers, commercial bankers, financial advisers, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If we fail to maintain our existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will general investment opportunities for us.

Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority to modify or waive certain of our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, NAV, operating results and value of our stock. However, the effect might be adverse, which could negatively impact our ability to pay interest and principal payments to holders of our debt instruments and dividends to our stockholders and cause our investors to lose all or part of their investment in us.

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Risks Related To Our Investments

Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.

Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:

•
may have limited financial resources (including the inability to obtain additional equity or debt financing as needed) and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•
may require substantial additional financing to satisfy their continuing working capital and other cash requirements;
•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results which may fluctuate suddenly and dramatically, may from time-to-time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, and may have more limited access to capital and higher funding costs;
•
may be adversely affected by a lack of IPO or merger and acquisition opportunities; and
•
generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022 and this trend may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

A portion of our portfolio is invested in publicly traded companies or companies that are in the process of completing their IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

In addition, our ability to invest in public companies may be limited in certain circumstances. To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made and giving effect to it, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at any point in the 60 days prior to the time of such investment and meets the other specified requirements.

Our investments are concentrated in certain technology-related industries, which subjects us to the risk of significant loss if any one or more of such industries experiences a downturn.

We have invested and intend to continue investing in a limited number of companies that operate in technology-related industries. A downturn in one or more technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition more than if we invested in a wider range of industries. As of December 31, 2022, approximately 80.5% of the fair value of our portfolio comprised investments in three industries: 38.8% comprised investments in the “Drug Discovery and Development” industry, 26.9% comprised investments in the “Software” industry and 14.8% comprised investments in the “Consumer & Business Services” industry. Companies in technology-related industries are subject to numerous risks, including:

•
Technology Industry (including Software and Consumer & Business Services Industries) Risk. The market prices and values of companies operating in the technology industry – including software and consumer and business services companies – tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete.

Companies in the application software industry, in particular, may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins. Companies in the systems software industry may be adversely affected by, among other things, actual or perceived security vulnerabilities in their products and services, which may result in individual or class action lawsuits, state or federal enforcement actions and other remediation costs.

Such companies are also often subject to governmental regulation and may, therefore, be adversely affected by governmental policies. In addition, a rising interest rate environment tends to negatively affect technology and technology-related companies. Those technology or technology-related companies seeking to finance their expansion would have increased borrowing costs, which may negatively impact their earnings. Technology-related companies are often smaller and less experienced companies and may be subject to greater risks than larger companies, such as limited product lines, markets and financial and managerial resources. These risks may be heightened for technology companies in foreign markets.

•
Drug Discovery & Development Industry Risk. The success of pharmaceutical companies operating in the drug discovery and development industry is highly dependent on the development, procurement and marketing of drugs. The values of pharmaceutical companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of pharmaceutical companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug. Pharmaceutical companies may be susceptible to product obsolescence. Many pharmaceutical companies face intense competition from new products and less costly generic products. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained.

Pharmaceutical companies are also subject to rapid and significant technological change and competitive forces that may make drugs obsolete or make it difficult to raise prices and, in fact, may result in price discounting. Pharmaceutical companies may also be subject to expenses and losses from extensive litigation based on intellectual property, product liability and similar claims. Failure of pharmaceutical companies to comply with applicable laws and regulations can result in the imposition of civil and criminal fines, penalties and, in some instances, exclusion of participation in government sponsored programs such as Medicare and Medicaid. Pharmaceutical companies may be adversely affected by government regulation and changes in reimbursement rates. The ability of many pharmaceutical companies to commercialize current and any future products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available from third party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products. Significant uncertainty exists as to the reimbursement status of health care products, and there can be no assurance that adequate third-party coverage will be available for pharmaceutical companies to obtain satisfactory price levels for their products.

The international operations of many pharmaceutical companies expose them to risks associated with instability and changes in economic and political conditions, foreign currency fluctuations, changes in foreign regulations and other risks inherent to international business. Additionally, a pharmaceutical company’s valuation can often be based largely on the potential or actual performance of a limited number of products. A pharmaceutical company’s valuation can also be greatly affected if one of its products proves unsafe, ineffective or unprofitable. Such companies also may be characterized by thin capitalization and limited markets, financial resources or personnel, as well as dependence on wholesale distributors. The values of companies in the pharmaceutical industry have been and will likely continue to be extremely volatile.

•
Biotechnology Industry Risk. The success of biotechnology companies is highly dependent on the development, procurement and/or marketing of drugs. The values of biotechnology companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of biotechnology companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs, products or technologies and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug, product or technology. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained. Biotechnology companies are also subject to rapid and significant technological change and competitive forces that may make drugs, products or technologies obsolete or make it difficult to raise prices and, in fact, may result in price discounting. Biotechnology companies may also be subject to expenses and losses from extensive litigation based on intellectual property, product liability and similar claims.

Failure of biotechnology companies to comply with applicable laws and regulations can result in the imposition of civil and/or criminal fines, penalties and, in some instances, exclusion of participation in government sponsored programs such as Medicare and Medicaid. Biotechnology companies may be adversely affected by government regulation and changes in reimbursement rates. Healthcare providers, principally hospitals, that transact with biotechnology companies, often rely on third party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations to reimburse all or a portion of the cost of healthcare related products or services. Biotechnology companies will continue to be affected by the efforts of governments and third-party payors to contain or reduce health care costs. For example, certain foreign markets control pricing or profitability of biotechnology products and technologies. In the United States, there has been, and there will likely continue to be, a number of federal and state proposals to implement similar controls. A biotechnology company’s valuation could be based on the potential or actual performance of a limited number of products. A biotechnology company’s valuation could be affected if one of its products proves unsafe, ineffective or unprofitable. Such companies may also be characterized by thin capitalization and limited markets, financial resources or personnel. The stock prices of companies involved in the biotechnology sector have been and will likely continue to be extremely volatile.

•
Life Sciences Industry Risk. Life sciences industries are characterized by limited product focus, rapidly changing technology and extensive government regulation. In particular, technological advances can render an existing product, which may account for a disproportionate share of a company’s revenue, obsolete. Obtaining governmental approval from agencies such as the FDA, the U.S. Department of Agriculture and other governmental agencies for new products can be lengthy, expensive and uncertain as to outcome. Any delays in product development may result in the need to seek additional capital, potentially diluting the interests of existing investors such as the Company. In addition, governmental agencies may, for a variety of reasons, restrict the release of certain innovative technologies of commercial significance, such as genetically altered material. These various factors may result in abrupt advances and declines in the securities prices of particular companies and, in some cases, may have a broad effect on the prices of securities of companies in particular life sciences industries.

Intense competition exists within and among certain life sciences industries, including competition to obtain and sustain proprietary technology protection. Life sciences companies can be highly dependent on the strength of patents, trademarks and other intellectual property rights for maintenance of profit margins and market share. The complex nature of the technologies involved can lead to patent disputes, including litigation that may be costly and that could result in a company losing an exclusive right to a patent. Competitors of life sciences companies may have invested substantially in developing technologies and products that are more effective or less costly than any that may be developed by life sciences companies in which the Company invests and may also prove to be more successful in production and marketing. Competition may increase further as a result of potential advances in health services and medical technology and greater availability of capital for investment in these fields.

With respect to healthcare, cost containment measures already implemented by the federal government, state governments and the private sector have adversely affected certain sectors of these industries. Increased emphasis on managed care in the United States may put pressure on the price and usage of products sold by life sciences companies in which the Company may invest in and may adversely affect the sales and revenues of life sciences companies.

Product development efforts by life sciences companies may not result in commercial products for many reasons, including, but not limited to, failure to achieve acceptable clinical trial results, limited effectiveness in treating the specified condition or illness, harmful side effects, failure to obtain regulatory approval, and high manufacturing costs. Even after a product is commercially released, governmental agencies may require additional clinical trials or change the labeling requirements for products if additional product side effects are identified, which could have a material adverse effect on the market price of the securities of those life sciences companies.

Certain life sciences companies in which the Company may invest may be exposed to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceuticals, medical devices or other products. There can be no assurances that a product liability claim would not have a material adverse effect on the business, financial condition or securities prices of a company in which the Company has invested.

•
Healthcare Services Industry Risk. The operations of healthcare services companies are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. If healthcare services companies fail to adhere to all of the complex government regulations that apply to their businesses, such companies could suffer severe consequences that would substantially reduce revenues, earnings, cash flows and stock prices. If healthcare companies are unable to successfully expand their product lines through internal research and development and acquisitions, their business may be materially and adversely affected. In addition, if these companies are unable to successfully grow their businesses through marketing partnerships and acquisitions, their business may be materially and adversely affected.
•
Sustainable and Renewable Technology Industry Risk. Companies in sustainable and renewable technology sectors may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, new laws, rules or regulations, or changes in government priorities or limitations on government resources could all have an adverse impact on the business and industries of these companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations, which would also impact our ability to realize value since our exit from the investment may be subject to the portfolio company obtaining the necessary regulatory approvals. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for sustainable and renewable technology companies. Without such regulatory policies, investments in sustainable and renewable technology companies may not be economical and financing for sustainable and renewable technology companies may become unavailable.

Further, industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices. Commodity price fluctuation may adversely affect the earnings of companies in which we may invest.

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

The following table shows the fair value of the investments held in portfolio companies as of December 31, 2022, that represent greater than 5% of our net assets:

(in thousands)	December 31, 2022
	Fair Value	Percentage of Net Assets
Corium, Inc.	$135,619	9.7%
Worldremit Group Limited	94,031	6.7%
Phathom Pharmaceuticals, Inc.	94,017	6.7%
Axsome Therapeutics, Inc.	89,461	6.4%
Rocket Lab Global Services, LLC	87,933	6.3%
SeatGeek, Inc.	87,876	6.3%
Convoy, Inc.	73,862	5.3%
uniQure B.V.	73,408	5.2%

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

We may be exposed to higher risks with respect to our investments that include PIK interest or exit fees.

Our investments may include contractual PIK interest and exit fees. PIK interest represents contractual interest added to a loan's principal balance and is due in accordance with the loan's amortization terms. Exit fees represent a contractual fee accrued over the life of the loan and is typically due at loan payoff. To the extent PIK interest and exit fees constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
PIK interest and exit fee instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•
PIK interest and exit fee instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•
PIK interest and exit fee instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

The lack of liquidity in our investments may adversely affect our business.

We generally invest in companies whose securities are not publicly traded and/or whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Even if an established trading market for such securities were established, we may be limited in our ability to divest ourselves from a debt or equity instrument for a variety of reasons, such as limited trading volume in a public company’s securities, or regulatory factors such as the receipt of material non-public information or insider blackout periods when we are legally prohibited from selling. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price or at all and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the extension of additional loans, the exercise of a warrant to purchase equity securities, or the funding of additional equity investments. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce our ability to protect an existing investment or may dilute our equity interest or otherwise reduce the expected yield on the investment.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Even if our investment is structured as a senior-secured loan, principles of equitable subordination, as defined by existing case law, could lead a bankruptcy court to subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, which may subject us to a risk of significant loss if any such issuer experiences a downturn.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company might be. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies. See “Risk Factors – Federal Income Tax Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.”

We generally will not control our portfolio companies, which may result in the portfolio company making decisions which could adversely impact the value of our investments in the portfolio company's securities.

In some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance. However, we do not, and do not expect to, control the ultimate decision making in most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree, and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. In addition, in the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan, which in some cases excludes the IP on which we have only a negative pledge. In any case, the assets collateralizing our loan may not be sufficient to fully cover our indebtedness. Further, some of our secured loans are secured by a negative pledge on a portfolio company’s intellectual property. In the event of a default on a loan, there can be no assurance that our security interest will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Substantially all of our portfolio investments are recorded at fair value as determined in accordance with our Valuation Guidelines and, as a result, there may be uncertainty as to the value of our portfolio investments.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our Valuation Guidelines adopted pursuant to Rule 2a-5 under the 1940 Act. As of December 31, 2022, portfolio investments, whose fair value is determined in good faith by our Valuation Committee and approved by the Board were approximately 97.9% of our total assets. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our NAV could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.

Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans or potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

During the year ended December 31, 2022, we received early principal payments and early payoffs on our debt investments of approximately $373.3 million. We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

The phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. Dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies. In addition, if a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable to us on our portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors and caps. As of December 31, 2022, approximately 95.3% of our debt investments were at floating rates or floating rates with a floor, and 4.7% of our debt investments were at fixed rates. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate caps on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities are floating and are not subject to interest rate caps, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or floating interest rates subject to an interest rate cap below the then current levels, and as a result such interest rates on these debt investments will not increase.

Some of our portfolio companies have debt investments which bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of our investments in these portfolio companies. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We may not realize gains from our equity or warrant investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. We may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer;

however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. In addition, we anticipate that approximately 50% of our warrants may not realize any exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. generally accepted accounting principles ("U.S. GAAP"), of those approximately 50% of warrants that we do not realize any exit, the assigned costs to the initial warrants may lead to realized losses when the warrants either expire or are not exercised.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended December 31, 2022, we did not engage in any hedging activities.

Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.

Our investment strategy contemplates potential investments in securities of foreign companies. Our total investments at value in foreign companies were approximately $293.4 million or 9.9% of total investments as of December 31, 2022. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

The disposition of our investments may result in contingent liabilities.

Many of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments through additional borrowings.

As of December 31, 2022, we had approximately $628.9 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.

Our unfunded contractual commitments may be significant from time-to-time. A portion of these unfunded contractual commitments are dependent upon the portfolio company achieving certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 50-80% of the committed amount in aggregate over the life of the commitment. We believe that our assets provide adequate cover to satisfy all of our unfunded commitments and we intend to use cash flow from operations and early principal repayments and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.

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

Risks Related To Leverage

Because we have substantial borrowings, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.

We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We generally may grant security interests in our assets, subject to our requirement to maintain a 150% minimum asset coverage ratio and any restrictions on encumbered assets imposed by the terms of our existing indebtedness.

The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See “Note 5 – Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity, Capital Resources and Obligations” for a discussion regarding our outstanding indebtedness.

If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities.

Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Our secured credit facilities with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”) and MUFG Union Bank, N.A., (the “MUFG Bank Facility”) and our letter of credit facility with Sumitomo Mitsui Banking Corporation entered into in January 2023 (the “SMBC LC Facility” and together with the SMBC Facility and MUFG Bank Facility, our “Credit Facilities”), as well as the July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2031 Asset-Backed Notes and 2033 Notes (each term as is individually defined herein and collectively, the “Notes”) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions. As of December 31, 2022, we had $72.0 million and $107.0 million in borrowings under the SMBC Facility and MUFG Bank Facility. As of December 31, 2022, we had approximately $175.0 million of indebtedness outstanding incurred by our SBIC subsidiary, and approximately $1.24 billion in aggregate principal outstanding Notes.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2022, (2) a hypothetical asset coverage ratio of 200%, and (3) a hypothetical asset coverage ratio of 150% (each excluding our SBA debentures as permitted by our exemptive relief) each at various annual returns on our portfolio as of December 31, 2022, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 198.5% as of December 31, 2022(1)	(26.44)%	(15.64)%	(4.83)%	5.98%	16.78%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(26.23)%	(15.50)%	(4.77)%	5.97%	16.70%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(40.44)%	(24.72)%	(9.00)%	6.72%	22.44%
(1)
Assumes $3.0 billion in total assets, $1.6 billion in debt outstanding, $1.4 billion in stockholders’ equity, and an average cost of funds of 4.2%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2022. Actual interest payments may be different.

(2)
Assumes $3.0 billion in total assets including debt issuance costs on a pro forma basis, $1.6 billion in debt outstanding, $1.4 billion in stockholders’ equity, and an average cost of funds of 4.2%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2022, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.
(3)
Assumes $4.4 billion in total assets including debt issuance costs on a pro forma basis, $3.0 billion in debt outstanding, $1.4 billion in stockholders’ equity, and an average cost of funds of 4.2%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2022, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms and there can be no assurance that such additional leverage can in fact be achieved. If we are unable to obtain leverage or renew, extend or replace our current leverage facilities, or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static.

Certain of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on those assets.

Certain of our assets are currently pledged as collateral under our senior securities, including any credit facilities or notes. If we default on our obligations under our senior securities, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our senior securities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the senior securities.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our senior securities to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our senior securities. If we breach our covenants under our senior securities and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our senior securities, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our senior securities have customary cross-default and cross-acceleration provisions, if the indebtedness under our senior securities is accelerated, we may be unable to repay or finance the amounts due.

Risks Related To Our Investment Management Activities

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds or separately managed accounts, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the interests of us or our stockholders. Our relationship with the Adviser Subsidiary may require us to commit resources to achieving the Adviser Funds or External Parties’ investment objectives, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of the Adviser Funds and External Parties, and it is likely that an investment appropriate for us, the Adviser Funds, or External Parties would be appropriate for the other entity. Because the Adviser Subsidiary may receive performance-based fee compensation from the Adviser Funds or External Parties, this may provide an incentive to allocate opportunities to the Adviser Funds or External Parties instead of us. Accordingly, we and the Adviser Subsidiary have established policies and procedures governing the allocation investment opportunities between us, the Adviser Funds, and External Parties. We may be limited in or unable to participate in certain investments based upon such allocation policy. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, we may face conflicts in allocating investment opportunities between us, the Adviser Funds and External Parties managed by the Adviser Subsidiary.

Investments in the Adviser Funds managed by our Adviser Subsidiary may create conflicts of interests.

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

We, through the Adviser Subsidiary, derive revenues from managing third-party funds pursuant to management agreements that may be terminated, which could negatively impact our operating results.

We will derive our revenues related to the Adviser Subsidiary primarily from dividend income, which the Adviser Subsidiary will pay from net profits generated from advisory fees charged to the Adviser Funds. The Adviser Funds may be established with different fee structures, including management fees payable at varying rates and carried interest or performance fees that are payable at varying hurdle rates. Investment advisory, carried interest, and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Subsidiary’s performance and track record. A reduction in revenues of our Adviser Subsidiary, without a commensurate reduction in expenses, would adversely affect our Adviser Subsidiary’s business and our revenues and results of operations derived from the Adviser Subsidiary. In addition, the terms of the investment management agreements with the Adviser Funds generally provide for the right to terminate the management agreement in certain circumstances. Termination of any such management agreements would reduce the fees we earn from the Adviser Funds, which could have a material adverse effect on our results of operations.

Risk Related To BDCs

Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, the Adviser Funds and our portfolio companies are subject to applicable local, state and federal laws and regulations, including those promulgated by the SEC, the NYSE, and the Public Company Accounting Oversight Board. Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that we may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or smaller U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. See “Item 1. Business – Regulation.” Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business will require capital to operate and grow. In addition to funding new and existing investments, we may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. We may acquire additional capital from the following sources:

Senior Securities. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
•
Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.
•
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
•
We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•
Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
•
Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See “Risk Factors – Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Risks Related To Our Securities

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may be highly speculative and result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.

Shares of closed-end investment companies, including BDCs, may trade at a discount to NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board makes certain determinations. See “Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion related to us issuing shares of our common stock below NAV.

The market price of our securities may be volatile and fluctuate significantly.

Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•
changes in regulatory policies, accounting pronouncements or tax guidelines;
•
the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;
•
inability to obtain any exemptive relief that may be required by us in the future from the SEC;
•
loss of our BDC or RIC status or our wholly owned subsidiary’s status as an SBIC;
•
changes in our earnings or variations in our operating results;
•
changes in the value of our portfolio of investments;
•
any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•
loss of a major funding source;
•
fluctuations in interest rates;
•
the operating performance of companies comparable to us;
•
departure of our key personnel;
•
proposed, or completed, offerings of our securities, including classes other than our common stock;
•
global or national credit market changes; and
•
general economic trends and other external factors.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 Annual Meeting of Stockholders. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders and could be dilutive with regard to dividends and our NAV, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of

Company XYZ is $10.00. The following table illustrates the reduction to NAV, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale	Following Sale	Percentage
	Below NAV	Below NAV	Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000	4.0%
NAV per share	$10.00	$9.98	(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%	(4.0)%
Total Interest of Stockholder A in NAV	$100,000	$99,808	(0.2)%
(1)
Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

In addition, all distributions in cash payable to stockholders who participate in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, stockholders who opt out of our dividend reinvestment plan will experience dilution of their ownership percentage of our common stock over time.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying, or making difficult a change in control of our company or the removal of our incumbent directors. For example, our governing documents provide for a staggered board and authorize the issuance of “blank check” preferred stock. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

The Notes are unsecured and therefore effectively subordinated to any current or future secured indebtedness.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained.

The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained. If the Notes are traded, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. Accordingly, we cannot assure you that a liquid trading market has been or will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

The indentures under which the Notes were issued contain limited protections for the holders of the Notes.

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
•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
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

Furthermore, the terms of the respective Notes indentures do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting their trading value.

Certain of our debt instruments include more protections for their respective lenders than the Notes, and we may issue or incur additional debt in the future which could contain more protections for its holders, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If you are holding debt securities issued by us and such securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if you are holding debt securities issued by us and such securities are subject to mandatory redemption, we may be required to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed. We may redeem our Notes at a redemption price set forth under the terms of the individual indentures. See "Note 5 – Debt." If we choose to redeem our Notes when the fair market value is above par value, you would experience a loss of any potential premium.

If we default on our obligations imposed upon us by our indebtedness, we may not be able to make payments on our outstanding Notes and Credit Facilities.

The agreements governing our indebtedness, including our Notes and Credit Facilities, require us to comply with certain financial, operational and payment covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. Any default under such agreements, or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on any of our indebtedness, including our Notes and Credit Facilities, or other indebtedness and substantially decrease the market value of our outstanding Notes and Credit Facilities debt. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, (i) the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, (ii) the lenders under our Credit Facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and (iii) we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our Credit Facilities or the required holders of our outstanding Notes or other debt that we may incur in the future to avoid being in default. If we breach our debt covenants and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the related Credit Facility or Notes and the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facilities, could proceed against the collateral securing the debt. Because our Credit Facilities have, and any future credit facilities will likely have, customary cross-default and cross-acceleration provisions, if our outstanding Notes are accelerated, we may be unable to repay or finance the amounts due.

We may not be able to prepay the Notes or Credit Facilities upon a change in control.

The indentures governing the July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes and January 2027 Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the indentures occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.

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

As of December 31, 2022, we had two available secured credit facilities, the MUFG Bank Facility and the SMBC Facility, which mature in February 2024 and November 2026, respectively. The MUFG Bank Facility was amended on January 13, 2023 and extended its maturity to January 2027. The SMBC LC Facility has a final maturity date ending January 2026. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace our Credit Facilities at the time of their respective maturities, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Risks Related To Our SBIC Subsidiaries

We, through our wholly owned subsidiary, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiary that are superior to the claims of our securities holders.

We, through our wholly owned subsidiary Hercules Capital IV, LP ("HC IV"), have outstanding SBIC debentures guaranteed by the SBA. The debentures guaranteed by the SBA have a maturity of ten years from the date of issuance and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of HC IV over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

Our wholly owned subsidiary is licensed by the SBA, and therefore subject to SBIC regulations.

HC IV is licensed to act as SBICs and is regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause us to forego attractive investment opportunities that are not permitted under SBIC regulations. Further, the SBIC regulations require, among other things, that a licensed SBIC be periodically examined by the SBA and audited by an independent auditor, in each case to determine the SBIC’s compliance with the relevant SBIC regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If HC IV fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit our use of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit HC IV from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including taxable income from certain of our subsidiaries, which includes the income from HC IV. We will be partially dependent on HC IV for cash distributions to enable us to meet the RIC distribution requirements. HC IV may be limited by SBIC regulations from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for HC IV to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if HC IV is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.

Risks Related To Operating As A RIC And U.S. Federal Income Taxes

We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC status under Subchapter M Part I of the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Item 1. Business — Certain United States Federal Income Tax Considerations — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and thus become subject to U.S. federal income tax.
•
The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”

Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in privately held companies, and therefore illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain our RIC status for any reason and are subject to U.S. federal income taxes, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying the distributions required to maintain RIC status under the Code if we recognize income before or without receiving cash representing such income.

We will include in income certain amounts that we have not yet received in cash. Among other circumstances, these amounts generally relate to: (i) amortization of OID, which may arise if (a) we receive equity, warrants, or another asset in connection with the origination of a loan; (b) we invest or acquire a debt investment at a discount to its par value; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual exit fees, which is a contractual fee accrued over the life of a loan and its typically due at loan payoff; or (iv) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company. Such amortization of OID, accrual to par of any debt bought below par, accrual of PIK, exit fees, and cumulative preferred dividends will be included in income before we receive the corresponding cash payments.

Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC status under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see “Item 1. Business — Certain United States Federal Income Tax Considerations – Taxation as a Regulated Investment Company.”

We may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The IRS has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Stockholders may have current tax liability on dividends they elect to reinvest in our common stock but would not receive cash from such dividends to pay such tax liability.

If stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the dividend that they have elected to have reinvested in our common stock.

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Significant changes to the existing U.S. tax regulations have been enacted under the Biden Administration that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

General Risk Factors

We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.

At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Government shutdowns or austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.

Additionally, the Federal Reserve may raise the Federal Funds Rate in 2023. These developments, along with the United States government’s debt ceiling, budget, credit, and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Deterioration in the economy and financial markets could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a decline in oil and natural gas prices would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

Although we have been able to secure access to additional liquidity, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

We may experience fluctuations in our operating results.

We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, operating results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war, public health crises or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, public health crises (including the COVID-19 outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises and natural disasters are generally uninsurable.

Technological innovations and industry disruptions may negatively impact us.

Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and social unrest; and
•
cyber-attacks, including software viruses, ransomware, malware and phishing and vishing schemes.

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

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cyber security or other technological risks. While we engage in actions to reduce our exposure to third-party risks, we cannot control the cyber security plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes and may divert management's attention.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders or in connection with shareholder activism. In addition, our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 3, 2023, we had approximately 117,950 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 154 additional beneficial holders of our common stock.

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

				Premium/	Premium/
				Discount of	Discount of	Cash
		Price Range		High Sales	Low Sales	Distribution
	NAV(1)	High	Low	Price to NAV	Price to NAV	per Share(2)
2020
First quarter	$9.92	$15.99	$6.81	61.2%	(31.40)%	$0.40
Second quarter	$10.19	$11.83	$6.64	16.1%	(34.80)%	$0.32
Third quarter	$10.26	$11.97	$10.02	16.7%	(2.30)%	$0.32
Fourth quarter	$11.26	$14.42	$11.13	28.1%	(1.20)%	$0.34
2021
First quarter	$11.36	$16.60	$14.21	46.1%	25.1%	$0.37
Second quarter	$11.71	$17.66	$15.98	50.8%	36.5%	$0.39
Third quarter	$11.54	$17.56	$16.50	52.2%	43.0%	$0.39
Fourth quarter	$11.22	$18.07	$16.14	61.1%	43.9%	$0.40
2022
First quarter	$10.82	$18.23	$16.56	68.5%	53.0%	$0.48
Second quarter	$10.43	$18.91	$12.82	81.3%	22.9%	$0.48
Third quarter	$10.47	$16.13	$11.45	54.1%	9.4%	$0.50
Fourth quarter	$10.53	$14.92	$11.59	41.7%	10.1%	$0.51

(1)
NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Represents the dividend or distribution declared in the relevant quarter.

SALES OF UNREGISTERED SECURITIES

During 2022, 2021, and 2020, we issued 259,466, 248,041, and 280,690 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended ("the Securities Act"). The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2022, 2021, and 2020 were approximately $4.0 million, $4.1 million, and $3.3 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase common stock on the open market during the years ended 2022, 2021, and 2020. Upon vesting of restricted stock awarded pursuant to our equity compensation plans, shares may be withheld to meet applicable tax withholding requirements. Any shares withheld are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting. Please refer to "Retired shares for restricted stock vesting" and "Retired shares from net issuance" in the consolidated statements of changes in net assets for share amounts withheld.

DISTRIBUTION POLICY

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90-100% of our taxable quarterly income or potential annual income for a particular tax year. In addition, periodically our Board may choose to pay additional special distributions, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions from our taxable income to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2022, 2021, and 2020, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2023 distributions to stockholders will actually be and we cannot assure you that we will achieve results that will permit the payment of any cash distributions.

We maintain an “opt-out” distribution reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2022, 2021, and 2020, we issued 259,466, 248,041 and 280,690 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment plan.

To maintain our RIC status under the Code, we must distribute to our stockholders dividend distributions of an amount generally at least equal to the Annual Distribution Requirement, in order to maintain our RIC status. In addition, we generally will be required to pay an U.S. federal excise tax equal to 4% on certain undistributed U.S. federal taxable income unless we distribute in a timely manner as defined under the Code. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. See “Item 1. Business— Certain United States Income Tax Considerations.”

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2017, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial 100 Index, the S&P BDC Index, and the KBW Regional Bank Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions, prior to any tax effect. It assumes that distributions paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hercules Capital, Inc., the S&P 500 Index, the NASDAQ Financial 100 Index,
the S&P BDC Index^, and KBW Nasdaq Regional Banking Index

$250
$200
$150
$100
$50
$0
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
Hercules Capital, Inc.
S&P 500
NASDAQ Financial 100
S&P BDC
KBW Nasdaq Regional Banking Inde

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

* Assumes $100 invested on December 31, 2017 in Hercules Capital, Inc. or the applicable index, and that all dividends are reinvested.

^ The NYSE Composite Index, which was included in our Form 10-K for the year ended December 31, 2021, has been replaced with the S&P BDC Index, which we believe is more directly comparable to Hercules' performance. The S&P BDC Index measures the performance of business development companies that trade on major U.S. exchanges, whereas the NYSE Composite Index measures performance of any company listed on the New York Stock Exchange irrespective of whether the company is a business development company or not.

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
•
our regulatory structure and tax status as a RIC;
•
our ability to operate as a BDC and a SBIC;
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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. Our goal is to be the leading Structured Debt financing provider for venture capital-backed and institutional-backed companies in a variety of technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology and to offer a full suite of growth capital products. We invest primarily in Structured Debt and, to a lesser extent, in senior debt and equity investments. Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology related companies at various stages of their development.

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

We have elected to be treated for tax purposes as a RIC under Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other requirements, we must maintain certain source-of-income and asset diversification requirements. In addition, we must make timely distributions of at least 90% of annual taxable income to our stockholders. As a RIC, we generally will not be subject to U.S. federal income tax on the income that we distribute (or are deemed to distribute) to our stockholders provided that we maintain our RIC status for a given tax year.

Our primary business objectives are to increase our net income, net investment income, and NAV by investing in Structured Debt and senior secured debt instruments, which are typically senior or subordinated debt structured with warrants, options, equity, or other rights to invest in venture capital-backed and institutional-backed companies in a variety of technology-related industries at attractive current yields and the potential for equity appreciation and realized gains. Our Structured Debt and senior secured debt investments are typically secured by some or all of the assets of the applicable portfolio company. We also invest in “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position. In addition to our debt investments, we regularly engage in discussions with third parties with respect to various potential transactions to explore alternative investment structures. Through such alternative structures we may acquire an investment, a portfolio of investments, an entire company, or sell portions of our portfolio on an opportunistic basis. Through our investment strategy, we aim to achieve our business objectives by maximizing our portfolio total return from generation of investment income from our debt investments and capital appreciation from our warrant and equity investments.

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

Hercules Adviser LLC (the “Adviser Subsidiary”), is our wholly owned registered investment adviser subsidiary, which began providing investment advisory and related services to investment vehicles (the “Adviser Funds”) in 2021. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1- Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for federal tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

Macroeconomic Market Developments

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to economic cycles. However, the U.S and global capital markets continue to evolve as a result of the market volatility caused by the ongoing rise of inflation, geopolitical events, the continuing impacts of COVID-19 pandemic, and the supply chain issues. We are continuing to closely monitor the impact of these macroeconomic market developments on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. As a result, pressure on liquidity and financial results of certain of our portfolio companies have persisted, and our portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the ongoing macroeconomic market events will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations are highly uncertain and cannot be predicted.

The extent of the impact that macroeconomic developments will have on our own operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame is uncertain. Inflation historically has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, the impact that these macroeconomic events have on our portfolio companies could have a negative impact on the fair value of our investments in these portfolio companies. Further, an extended period of global supply chain and economic disruption, including inflation, could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of these market events, neither our management nor our Board is able to predict the full impact of the current macroeconomic events on our business, future results of operations, financial position, or cash flows at this time.

Portfolio and Investment Activity

As of December 31, 2022, the total fair value of our investment portfolio was approximately $3.0 billion, as compared to approximately $2.4 billion as of December 31, 2021. The fair value of our debt investment portfolio as of December 31, 2022 was approximately $2.8 billion, compared to a fair value of approximately $2.2 billion as of December 31, 2021. The fair value of the equity portfolio as of December 31, 2022, was approximately $134.0 million, compared to a fair value of approximately $184.7 million as of December 31, 2021. The fair value of the warrant portfolio as of December 31, 2022, was approximately $30.6 million, compared to a fair value of approximately $38.4 million as of December 31, 2021.

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

During the year ended December 31, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total $3,121.4 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $747.1 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $330.2 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

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

Our portfolio activity for the years ended December 31, 2022, and 2021 was comprised of the following:

(in millions)	December 31, 2022	December 31, 2021
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$2,612.0	$1,810.4
Existing portfolio company	482.3	801.3
Sub-total	3,094.3	2,611.7
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(742.4)	$(371.7)
Net Total Debt Commitments	$2,351.9	$2,240.0
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$1,068.1	$1,056.7
Existing portfolio company	371.5	482.6
Sub-total	1,439.6	1,539.3
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(325.5)	(223.6)
Net Total Debt Fundings	$1,114.1	$1,315.7
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$5.0	$18.6
Existing portfolio company	20.4	10.5
Sub-total	$25.4	$29.1
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(4.7)	(2.8)
Net Total Equity and Investment Funds and Vehicle Fundings	$20.7	$26.3

Total Unfunded Contractual Commitments (4)	$628.9	$286.8

Non-Binding Term Sheets
New portfolio company	$96.7	$275.0
Existing portfolio company	39.4	—
Total	$136.1	$275.0
(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, or funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $173.5 million and $34.9 million of unfunded commitments as of December 31, 2022 and December 31, 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2022, we received approximately $443.4 million in aggregate principal repayments. Of the aggregate principal repayments, approximately $70.1 million were scheduled principal payments, and approximately $373.3 million were early principal repayments related to 29 portfolio companies. Of the approximately $373.3 million early principal repayments, approximately $53.4 million were early repayments due to merger and acquisition transactions related to four portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable, and escrow receivables) as of and for each of the years ended December 31, 2022, and 2021 was as follows:

(in millions)	December 31, 2022	December 31, 2021
Beginning portfolio	$2,434.5	$2,354.1
New fundings and restructures	1,465.0	1,568.4
Fundings assigned to or directly funded by the Adviser Funds(1)	(330.2)	(226.4)
Warrants not related to current period fundings	2.0	1.1
Principal payments received on investments	(70.1)	(80.9)
Early payoffs	(373.3)	(1,104.1)
Proceeds from sale of debt investments	(84.0)	—
Proceeds from sale of equity investments	(17.6)	(111.2)
Accretion of loan discounts and paid-in-kind principal	54.8	44.5
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(17.7)	(23.4)
New loan fees	(13.8)	(17.2)
Gain (loss) on investments due to sales or write offs	(0.3)	24.7
Net change in unrealized appreciation (depreciation)	(85.4)	4.9
Ending portfolio	$2,963.9	$2,434.5
(1)
Funded amounts include $193.2 million and $101.2 million of direct fundings of investments made by the Adviser Funds for the years ended December 31, 2022 and 2021, respectively.

Periodically, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio:

	December 31, 2022	December 31, 2021
Number of portfolio companies with debt outstanding	120	92
Percentage of debt bearing a floating rate	95.3%	94.0%
Percentage of debt bearing a fixed rate	4.7%	6.0%
Weighted average core yield (1)	12.3%	11.4%
Weighted average effective yield (2)	12.7%	12.9%
Prime rate at the end of the period	7.5%	3.3%
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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of December 31, 2022, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 6.0% to approximately 15.0%. In addition to the cash yields received on our debt investments, in some instances our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees, which are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of December 31, 2022 and 2021, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2022	2021
Offset against debt investment cost	$43.1	$36.5
Deferred obligation contingent on funding or other milestone	10.9	6.4
Total Unamortized Fee Income	$54.0	$42.9

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2022 and 2021, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2022	2021
Included within debt investment cost	$32.5	$29.6
Deferred receivable related to expired commitments	5.0	5.4
Total Exit Fees Receivable	$37.5	$35.0

Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. In the years ended December 31, 2022 and December 31, 2021, we recorded approximately $20.5 million and $11.2 million of PIK income, respectively.

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

	December 31, 2022	December 31, 2021
Total Yield	11.9%	11.9%
Effective Yield	12.7%	12.9%
Core Yield (Non-GAAP)	12.3%	11.4%

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

(in thousands)	For the year ended
	December 31, 2022	December 31, 2021
GAAP Basis:
Total investment income	$321,688	$280,976
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(12,340)	(32,420)
Non-GAAP Basis:
Core investment income	$309,348	$248,556

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

Another financial measure that we monitor is the total return for our investors, which was approximately (10.1)% and 25.6% during the years ended December 31, 2022 and 2021, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,150,707	38.8%	$967,383	39.7%
Software	798,264	26.9%	585,622	24.1%
Consumer & Business Services	439,384	14.8%	395,506	16.3%
Healthcare Services, Other	198,763	6.7%	121,003	5.0%
All other industries (1)	376,837	12.8%	365,008	14.9%
Total	$2,963,955	100.0%	$2,434,522	100.0%
(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2022 the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the years ended December 31, 2022 and 2021, our ten largest portfolio companies represented approximately 29.0% and 30.5% of the total fair value of our investments in portfolio companies, respectively. As of December 31, 2022 and December 31, 2021, we had eight and six investments that represented 5% or more of our net assets, respectively. As of December 31, 2022 and December 31, 2021, we had four and six equity investments representing approximately 39.8% and 49.6%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represents more than 10% of the fair value of our total investments as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, approximately 95.3% and 94.0%, respectively, of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor. Changes in interest rates, including Prime, LIBOR, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2022, we held warrants in 110 portfolio companies, with a fair value of approximately $30.6 million. The fair value of our warrant portfolio decreased by approximately $7.8 million, as compared to a fair value of $38.4 million as of December 31, 2021, primarily related to the decrease in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $71.9 million to exercise such warrants as of December 31, 2022. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2022 and 2021, respectively:

(in thousands)	December 31, 2022			December 31, 2021
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$549,135	19.6%	15	$408,975	18.5%
2	55	1,171,632	41.9%	47	1,208,323	54.7%
3	40	1,015,199	36.3%	28	581,424	26.3%
4	4	57,807	2.1%	1	8,269	0.4%
5	1	1,671	0.1%	1	2,608	0.1%
	120	$2,795,444	100.0%	92	$2,209,599	100.0%

As of December 31, 2022, our debt investments had a weighted average investment grading of 2.23 on a cost basis, as compared to 2.10 as of December 31, 2021. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.

As macroeconomic events evolve and cause disruption in the capital markets and to businesses, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational, and economic challenges created by these events. This includes remaining proactive in our assessments of credit performance to manage potential risks across our investment portfolio.

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2022 and December 31, 2021:

(in millions)	As of December 31,
	2022		2021
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$2,988	99.4%	$2,367	99.0%
Non-accrual	18	0.6%	24	1.0%
Total Investments	$3,006	100.0%	$2,391	100.0%

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

Results of Operations

Our operating results for the years ended December 31, 2022 and 2021, were as follows:

(in thousands, except per share data)	Year Ended December 31,
	2022	2021
Total investment income	$321,688	$280,976
Total expenses	133,620	131,008
Net investment income	188,068	149,968
Net realized gain (loss):	(924)	20,876
Net change in unrealized appreciation (depreciation):	(85,063)	3,311
Net increase (decrease) in net assets resulting from operations	$102,081	$174,155

Net investment income before gains and losses per common share:
Basic	$1.48	$1.29

Change in net assets resulting from operations per common share:
Basic	$0.80	$1.50
Diluted	$0.79	$1.49

Our operating results can vary substantially from period to period due to various factors, including changes in the level of investments held, changes in our investment yields, recognition of realized gains and losses, and changes in net unrealized appreciation and depreciation, among other factors. As a result, comparison of the net increase (decrease) in net assets resulting from operations may not be meaningful.

Investment Income

Total investment income for the year ended December 31, 2022 was approximately $321.7 million as compared to approximately $281.0 million for the year ended December 31, 2021. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the years ended December 31, 2022 and 2021:

(in thousands)	Year Ended December 31,
	2022	2021
Contractual interest income	$249,375	$200,682
Exit fee interest income	32,063	37,494
PIK interest income	20,455	11,210
Other interest income (1)	5,365	3,974
Total interest income	$307,258	$253,360
(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the year ended December 31, 2022 totaled approximately $307.3 million as compared to approximately $253.4 million for the year ended December 31, 2021. The increase in interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to an increase in the weighted average principal and an increase in core yield due to increases in the benchmark rates of our debt investment portfolio outstanding between the periods.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Year Ended December 31,
	2022	2021
Recurring interest income	$300,013	$238,067
Non-recurring interest income	7,245	15,293
Total interest income	$307,258	$253,360

The following table shows the PIK related activity for the years ended December 31, 2022 and 2021, at cost:

(in thousands)	Year Ended December 31,
	2022	2021
Beginning PIK interest receivable balance	$11,801	$14,817
PIK interest income during the period	20,455	11,210
Payments received from PIK loans	(6,176)	(14,047)
Realized gain (loss)	(367)	(179)
Ending PIK interest receivable balance	$25,713	$11,801

The increase in PIK interest income during the year ended December 31, 2022, as compared to the year ended December 31, 2021 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for both December 31, 2022 and December 31, 2021, represented approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility, and loan related fees for the year ended December 31, 2022 totaled approximately $14.4 million as compared to approximately $27.6 million for the year ended December 31, 2021. The decrease in fee income for year ended December 31, 2022 is primarily due to a decrease in the acceleration of unamortized fees, and one-time fees as a result of a lower volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, acceleration of fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Year Ended December 31,
	2022	2021
Recurring fee income	$7,834	$7,458
Accelerated fee income - expired commitments	1,502	3,031
Accelerated fee income - early repayments	5,094	17,127
Total fee income	$14,430	$27,616

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. During the years ended December 31, 2022 and 2021, our operating expenses totaled approximately $133.6 million and $131.0 million, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $62.3 million and $63.1 million for the years ended December 31, 2022 and 2021, respectively. Our lower weighted average borrowing costs during the year ended December 31, 2022, resulted in a decline of interest and fee expenses as compared to the year ended December 31, 2021.

We had a weighted average cost of debt of approximately 4.2% and 4.9% for the years ended December 31, 2022 and 2021, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee acceleration due to extinguishment of debt. The decrease in the weighted average cost of debt during 2022 as compared to 2021, was attributable to our debt refinancing activities completed over recent years.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, taxes, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $16.9 million from $16.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses for the year ended December 31, 2022 is primarily attributable to an increase in information technology related expenses. Tax expenses primarily relate to excise tax accruals. Tax expenses were $5.4 million and $7.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $43.9 million for the year ended December 31, 2022, as compared to approximately $37.0 million for the year ended December 31, 2021. The increase between comparative periods was primarily due to increased variable compensation.

Employee stock-based compensation totaled approximately $13.4 million for the year ended December 31, 2022, as compared to approximately $11.9 million for the year ended December 31, 2021. The increase between comparative periods was primarily attributable to the issuance of additional stock-based compensation awards and higher weighted average grant date fair value.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the years ended December 31, 2022 and 2021, are net of expenses allocated to the Adviser Subsidiary of $8.3 million and $5.0 million, respectively. The increase in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management and higher allocations to the Adviser Funds. As of December 31, 2022 and 2021, $0.1 million and $0.1 million, respectively, was due from the Adviser Subsidiary.

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

A summary of net realized gains and losses for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Realized gains	$12,264	$91,617
Realized losses	(11,798)	(66,322)
Realized foreign exchange gains (losses)	2,296	—
Realized loss on debt extinguishment	(3,686)	(4,419)
Net realized gains (losses)	$(924)	$20,876

During the year ended December 31, 2022, we recognized net realized losses of $0.9 million. The net realized losses included gross realized gains of approximately $12.3 million primarily from the sale of our equity position in Black Crow AI, Inc and Peerless Network Holdings, Inc. Our gains were offset by gross realized losses of $11.8 million, primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, Genocea Biosciences, Inc, Kaleido Biosciences, Inc., and Pineapple Energy LLC during the year. Additionally, during the year ended December 31, 2022, we repaid £19.4 million of principal borrowings under our SMBC Facility and realized a $2.3 million foreign exchange gain. Moreover, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations.

During the year ended December 31, 2021, we recognized net realized gains of $20.9 million. Net realized gains included gross realized gains of approximately $91.6 million, primarily from the sale of DoorDash, Inc. Palantir Technologies, Ology Bioservices, and TransMedics Group, Inc. Our gains were offset by gross realized losses of $66.3 million, primarily from the write-off of our investments in Intent (p.k.a. Intent Media, Inc.) and Solar Spectrum Holdings, LLC. Additionally, during the year ended December 31, 2021, we fully redeemed and repaid the April 2025 Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes. As a result, we accelerated recognition of $4.4 million of debt issuance costs associated with the extinguishment of the debt, which is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statement of Operations for the year ended December 31, 2021.

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment as determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2022, and 2021:

(in thousands)	Year Ended December 31,
	2022	2021
Gross unrealized appreciation on portfolio investments	$106,130	$178,947
Gross unrealized depreciation on portfolio investments	(190,450)	(154,635)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	2,408	(19,461)
Net unrealized appreciation (depreciation) on portfolio investments	(81,912)	4,851
Other net unrealized appreciation (depreciation)	(3,151)	(1,540)
Total net unrealized appreciation (depreciation) on investments	$(85,063)	$3,311

During the years ended December 31, 2022 and 2021, we recorded approximately $85.1 million of net unrealized depreciation and $3.3 million of net unrealized appreciation on our debt, equity, warrant, and investment funds, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2022, and 2021:

(in thousands)	Year Ended December 31,
	2022			2021
	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$(10,539)	(73,781)	$(84,320)	$(3,847)	$28,159	$24,312
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	999	1,409	2,408	(1,150)	(18,311)	(19,461)
Other net unrealized appreciation (depreciation)	(2,586)	(565)	(3,151)	—	(1,540)	(1,540)
Net realized appreciation (depreciation)	$(12,126)	$(72,937)	$(85,063)	$(4,997)	$8,308	$3,311

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

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the years ended December 31, 2022 and 2021, no dividends were declared by the Adviser Subsidiary.

For the years ended December 31, 2021 and December 31, 2020

A comparison of the fiscal years ended December 31, 2021 and December 31, 2020 can be found in our Form 10-K for the fiscal year ended December 31, 2021 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.

Financial Condition, Liquidity, Capital Resources and Obligations

Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-the-Market (“ATM”), and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiary. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “Macroeconomic Market Developments” section above.

During the year ended December 31, 2022, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the year ended December 31, 2022, our operating activities used $424.8 million of cash and cash equivalents, compared to $128.6 million provided during the year ended December 31, 2021. The $553.4 million increase in cash used in operating activities was primarily due to a $652.6 million decrease in principal, fee repayments, and proceeds received from the sale of debt investments, $96.7 million fewer proceeds received from the sale of equity investments, which was offset by a decrease of $207.0 million in net purchases of investments due to increased assignments to the Adviser Funds.

During the year ended December 31, 2022, our investing activities used approximately $114 thousand of cash, compared to $106 thousand used during the year ended December 31, 2021. The $8 thousand increase in cash used by investing activities was due to an increase in purchases of capital equipment.

During the year ended December 31, 2022, our financing activities provided $314.5 million of cash, compared to $229.9 million used during the year ended December 31, 2021. The $544.4 million increase in cash flows from financing activities was due to $574.5 million of new debt issuances related to the issuance of our January 2027 Notes, June 2025 3-Year Notes, 2031 Asset-Backed Notes, and SBA Debenture borrowings during the year ended December 31, 2022. The debt issuances were used in our operating activities and to repay the $230.0 million of 2022 Convertible Notes and $150.0 million to retire the 2022 Notes. Additionally, we issued $229.7 million of ATM equity (net of offering costs) during the year ended December 31, 2022, which is compared to $10.6 million of common stock during the year ended December 31, 2021. These amounts offset the $69.6 million increase in dividend distributions, which totaled $245.1 million during the year ended December 31, 2022, compared to $175.5 million during the year ended December 31, 2021.

As of December 31, 2022, net assets totaled $1.4 billion, with a NAV per share of $10.53. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of December 31, 2022

As of December 31, 2022, we had $606.8 million in available liquidity, including $15.8 million in cash, cash equivalents. Our restricted cash is available to fund eligible new investments and commitments. We had available borrowing capacity of $153.0 million under the SMBC Facility and $438.0 million under the MUFG Bank Facility. In addition, the MUFG Bank Facility had an accordion provision through which the available borrowing capacity can be increased by $55.0 million, subject to certain conditions. Subsequently, on January 13, 2023, we entered into a letter of credit agreement with SMBC, which provides for a letter of credit facility of up to $100.0 million. Coterminously, we amended the existing MUFG Bank Facility decreasing the current maximum revolver to $400.0 million while increasing the accordion provision to $200.0 million. Refer to “Note 5 – Debt” and “Note 14 – Subsequent Events” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of December 31, 2022, our asset coverage ratio under our regulatory requirements as a BDC was 198.5% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 187.7% as of December 31, 2022.

As of December 31, 2022, we had $179.0 million outstanding under our Credit Facilities, which are floating interest rate obligations. As of December 31, 2022, the remaining $1,415.0 million of debt outstanding were all fixed interest rate debt obligations.

During the year ended December 31, 2022, we issued $350.0 million in aggregate principal amount of January 2027 Notes, which generated net proceeds of approximately $343.4 million. The net proceeds from the January 2027 Notes generated was primarily used to repay the 2022 Convertible Notes and to retire the 2022 Notes. In addition, we issued $150.0 million and $50.0 million in aggregate principal which generated net proceeds of approximately $147.7 million and $49.5 million related to the 2031 Asset- Backed Notes and June 2025 3-Year Notes, respectively. We also borrowed the remaining $24.5 million of capital available through our SBIC, and raised $229.7 million through ATM equity offerings of common shares.

Lastly, as of December 31, 2022, $10.1 million of cash was classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of the Company’s financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the macro-economic events, including the COVID-19 pandemic, the war in Ukraine, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Equity Offerings

We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jeffries”) (the “2022 Equity Distribution Agreement”). The 2022 Equity Distribution Agreement provides that we may offer and sell up to 17.5 million shares of our common stock from time to time through JMP or Jeffries, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2022, we issued and sold 14.6 million shares of our common stock receiving total accumulated net proceeds of approximately $229.7 million. This is an increase from the year ended December 31, 2021, where we issued and sold 0.6 million shares of our common stock receiving total accumulated net proceeds of approximately $10.6 million.

We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2022, approximately 8.5 million shares remain available for issuance and sale under the current equity distribution agreement.

Stock Repurchase

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the years ended 2020, 2021, or 2022.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of December 31, 2022, we had $1,594.0 million of debt outstanding, none of which was due within the next year, $382.0 million being due within 1 to 3 years, and $1,212.0 million being due beyond 3 years.

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

As of December 31, 2022, we had approximately $628.9 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $173.5 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.

Additionally, we had approximately $136.1 million of non-binding term sheets outstanding to four new companies and two existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$38,253
(50)	$19,378
50	$(19,776)
100	$(39,630)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 3 - Fair Value of Financial Instruments" included in the notes to our consolidated financial statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, Eurodollar, and BSBY rates, to the extent our debt investments include variable interest rates. As of December 31, 2022, approximately 95.3% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, Eurodollar, or BSBY rates with a floor. As of December 31, 2022, approximately 10.2% of our debt investments have variable rates based on LIBOR and 13.3% of our debt investments have variable rates based on SOFR, BSBY, or Eurodollar rates. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee ("ARRC") has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(75)	(18,661)	(1,215)	(17,446)	(0.13)
(50)	(12,441)	(810)	(11,631)	(0.09)
(25)	(6,176)	(405)	(5,771)	(0.04)
25	6,176	405	5,771	0.04
50	12,352	810	11,542	0.09
75	18,528	1,215	17,313	0.13
100	24,644	1,619	23,025	0.18
200	48,748	3,239	45,509	0.35

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2022, we did not engage in interest rate or foreign currency hedging activities.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hercules Capital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2013 through 2019 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Hercules Capital, Inc. and its subsidiaries for each of the ten years in the period ended December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock

As described in Notes 2 and 3 to the consolidated financial statements, approximately 96.6% of the Company’s $2,964 million total investments in securities as of December 31, 2022 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, and common stock whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields, premiums/(discounts) and the probability weighting of alternative outcomes for debt securities; and ii) the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability, tangible book value multiple, and cash flow discount rate for equity securities.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock and common stock, is a critical audit matter are the significant judgment by management to determine the fair value of these level 3 investments, including the use of the hypothetical market yields, premiums/(discounts), the probability weighting of alternative outcomes, discounts for lack of marketability, tangible book value multiple and cash flow discount rate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the significant unobservable inputs. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, and common stock, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields, premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and discounts for lack of marketability, tangible book value multiple, and cash flow discount rate for equity securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to the independently developed fair value range. Developing the independent fair value range involved testing the completeness and accuracy of data provided by management and developing independent significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 16, 2023

We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)
	December 31, 2022	December 31, 2021
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $2,918,425 and $2,293,398, respectively)	$2,887,497	$2,351,560
Control investments (cost of $87,271 and $84,039, respectively)	76,458	73,504
Affiliate investments (cost of $0 and $13,547, respectively)	—	9,458
Total investments, at fair value (cost of $3,005,696 and $2,390,984, respectively; fair value amounts related to a VIE $236,585 and $0, respectively)	2,963,955	2,434,522
Cash and cash equivalents	15,797	133,115
Restricted cash (amounts related to a VIE $10,079 and $0, respectively)	10,079	3,150
Interest receivable	31,682	17,365
Right of use asset	4,986	6,761
Other assets	2,356	5,100
Total assets	$3,028,855	$2,600,013

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $147,957 and $0, respectively)	$1,574,351	$1,236,303
Accounts payable and accrued liabilities	47,539	47,781
Operating lease liability	5,506	7,382
Total liabilities	$1,627,396	$1,291,466

Commitments and contingencies (Note 11)

Net assets consist of:
Common stock, par value	$134	$117
Capital in excess of par value	1,341,416	1,091,907
Total distributable earnings	59,909	216,523
Total net assets	$1,401,459	$1,308,547
Total liabilities and net assets	$3,028,855	$2,600,013

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	133,045	116,619
Net asset value per share	$10.53	$11.22

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Year Ended December 31,
	2022	2021	2020
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$301,433	$249,341	$259,989
Control investments	4,621	4,009	2,857
Affiliate investments	1,204	10	533
Total interest and dividend income	307,258	253,360	263,379
Fee income:
Non-control/Non-affiliate investments	14,362	27,557	23,858
Control investments	68	59	21
Total fee income	14,430	27,616	23,879
Total investment income	321,688	280,976	287,258
Operating expenses:
Interest	54,749	54,447	59,605
Loan fees	7,598	8,657	7,269
General and administrative	16,948	16,111	18,910
Tax expenses	5,416	7,928	4,285
Employee compensation:
Compensation and benefits	43,852	36,970	28,996
Stock-based compensation	13,378	11,930	11,053
Total employee compensation	57,230	48,900	40,049
Total gross operating expenses	141,941	136,043	130,118
Expenses allocated to the Adviser Subsidiary	(8,321)	(5,035)	—
Total net operating expenses	133,620	131,008	130,118
Net investment income	188,068	149,968	157,140
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	1,004	87,438	(41,956)
Affiliate investments	1,758	(62,143)	(14,149)
Loss on extinguishment of debt	(3,686)	(4,419)	—
Total net realized gain (loss)	(924)	20,876	(56,105)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(88,874)	(57,818)	128,238
Control investments	(278)	(2,677)	(2,271)
Affiliate investments	4,089	63,806	259
Total net change in unrealized appreciation (depreciation)	(85,063)	3,311	126,226
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(85,987)	24,187	70,121
Net increase (decrease) in net assets resulting from operations	$102,081	$174,155	$227,261

Net investment income before gains and losses per common share:
Basic	$1.48	$1.29	$1.39
Change in net assets resulting from operations per common share:
Basic	$0.80	$1.50	$2.02
Diluted	$0.79	$1.49	$2.01
Weighted average shares outstanding:
Basic	125,189	114,742	111,985
Diluted	126,659	115,955	112,267
Distributions paid per common share:
Basic	$1.97	$1.55	$1.38

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2019	107,364	$108	$1,145,106	$(12,165)	$1,133,049
Net increase in net assets resulting from operations	—	—	—	227,261	227,261
Public offering, net of offering expenses	6,272	6	77,174	—	77,180
Issuance of common stock due to stock option exercises	54	—	662	—	662
Retired shares from net issuance of stock options exercises	(47)	—	(682)	—	(682)
Issuance of common stock under restricted stock plan	862	1	(1)	—	—
Retired shares for restricted stock vesting	(59)	—	(1,817)	—	(1,817)
Distributions reinvested in common stock	280	—	3,339	—	3,339
Distributions	—	—	—	(155,761)	(155,761)
Stock-based compensation (1)	—	—	8,473	—	8,473
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(74,056)	74,056	—
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase in net assets resulting from operations	—	—	—	174,155	174,155
Public offering, net of offering expenses	639	1	10,619	—	10,620
Issuance of common stock due to stock option exercises	284	—	3,903	—	3,903
Retired shares from net issuance of stock options exercises	(69)	—	(1,205)	—	(1,205)
Issuance of common stock under restricted stock plan	1,027	1	(1)	—	—
Retired shares for restricted stock vesting	(236)	—	(5,514)	—	(5,514)
Distributions reinvested in common stock	248	—	4,074	—	4,074
Distributions	—	—	—	(179,575)	(179,575)
Stock-based compensation (1)	—	—	10,385	—	10,385
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(88,552)	88,552	—
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase in net assets resulting from operations	—	—	—	102,081	102,081
Public offering, net of offering expenses	14,559	15	229,644	—	229,659
Issuance of common stock due to stock option exercises	59	—	720	—	720
Retired shares from net issuance of stock options exercises	(14)	—	(208)	—	(208)
Issuance of common stock under restricted stock plan	863	1	763	—	764
Retired shares for restricted stock vesting	(281)	—	(5,808)	—	(5,808)
Distributions reinvested in common stock	259	—	3,953	—	3,953
Issuance of Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(249,077)	(249,077)
Stock-based compensation (1)	—	—	10,828	—	10,828
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	9,618	(9,618)	—
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459

(1)
Stock-based compensation includes $149 thousand, $125 thousand, and $106 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2022, 2021 and 2020, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash flows from (used in) operating activities:
Net increase in net assets resulting from operations	$102,081	$174,155	$227,261
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,465,035)	(1,467,129)	(761,258)
Fundings assigned to Adviser Funds	330,164	125,295	—
Principal and fee repayments received and proceeds from the sale of debt investments	530,441	1,183,014	781,240
Proceeds from the sale of equity investments	15,201	111,890	32,777
Net change in unrealized (appreciation) depreciation	85,063	(3,311)	(126,226)
Net realized (gain) loss	(2,762)	(25,295)	56,105
Accretion of paid-in-kind principal	(20,455)	(11,210)	(9,039)
Accretion of loan discounts	(4,697)	(3,842)	(4,356)
Accretion of loan discount on convertible notes	112	671	671
Accretion of loan exit fees	(24,532)	(23,512)	(25,648)
Change in loan income, net of collections	26,687	35,045	16,780
Unearned fees related to unfunded commitments	2,201	(2,034)	(291)
Realized loss on debt extinguishment	364	4,419	—
Amortization of debt fees and issuance costs	5,562	6,368	5,154
Depreciation and amortization	204	317	415
Stock-based compensation and amortization of restricted stock grants (1)	10,828	10,385	8,473
Change in operating assets and liabilities:
Interest receivable	(14,212)	1,712	1,130
Other assets	406	2,175	802
Accounts payable	—	—	(16)
Accrued liabilities	(2,420)	9,508	3,828
Net cash provided by (used in) operating activities	(424,799)	128,621	207,802
Cash flows used in investing activities:
Purchases of capital equipment	(114)	(106)	(137)
Net cash (used in) investing activities	(114)	(106)	(137)
Cash flows provided by (used in) financing activities:
Issuance of common stock	232,090	10,829	77,478
Offering expenses	(2,431)	(209)	(298)
Retirement of employee shares, net	(4,532)	(2,816)	(1,837)
Distributions paid	(245,124)	(175,501)	(152,422)
Issuance of debt	1,274,237	1,736,975	824,474
Repayment of debt	(931,198)	(1,787,043)	(827,405)
Debt issuance costs	(6,742)	(5,632)	(1,419)
Fees paid for credit facilities and debentures	(1,776)	(6,475)	(3,610)
Net cash provided by (used in) financing activities	314,524	(229,872)	(85,039)
Net increase (decrease) in cash, cash equivalents and restricted cash	(110,389)	(101,357)	122,626
Cash, cash equivalents and restricted cash at beginning of period	136,265	237,622	114,996
Cash, cash equivalents and restricted cash at end of period	$25,876	$136,265	$237,622

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$52,075	$51,469	$58,274
Income tax, including excise tax, paid	$7,376	$3,759	$2,458
Distributions reinvested	$3,953	$4,074	$3,339

(1)
Stock-based compensation includes $149 thousand, $125 thousand, and $106 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$15,797	$133,115	$198,282
Restricted cash	10,079	3,150	39,340
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$25,876	$136,265	$237,622

See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents and restricted cash.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,000	$4,951	$4,951	(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,388	27,388	(17)
Subtotal: Biotechnology Tools (2.31%)*					32,339	32,339
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$5,023	4,969	5,053	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31%, Floor rate 10.31%	$8,910	8,768	8,748	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	Prime + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$84,581	85,430	87,933	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (7.26%)*					99,167	101,734
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 8.29% Exit Fee	$40,790	41,856	42,426	(12)(17)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£18,890	26,024	22,971	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$21,853	21,853	20,356	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,853	13,904	(5)(10)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,739	14,739	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$16,500	16,328	16,496	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$27,730	27,265	27,256	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	June 2023	Prime + 5.00%, Floor rate 10.50%, PIK Interest 0.50%	$60,915	60,721	60,721	(12)(13)(14)(16)
	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%	$25,071	24,912	25,823	(11)(14)(16)
Total SeatGeek, Inc.				$85,986	85,633	86,544
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,007	8,918	8,870	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,042	(7)(8)(14)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	—	(7)(8)(14)
Total Tectura Corporation				$31,953	21,513	8,042
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,103	10,050	10,167	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,937	52,265	52,976	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,043	5,000	5,042	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,033	4,988	5,124	(14)
Total Veem, Inc.				$10,076	9,988	10,166
Worldremit Group Limited	Senior Secured	February 2025	3-month LIBOR + 9.25%, Floor rate 10.25%, 3.00% Exit Fee	$94,500	94,418	93,837	(5)(10)(11)(12)(16)(19)
Subtotal: Consumer & Business Services (30.59%)*					444,703	428,750
Diversified Financial Services
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,715	12,802	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,852	8,898	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,567	21,700
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)
Subtotal: Diversified Financial Services (2.40%)*					36,567	33,700

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$5,000	$4,986	$5,039	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,879	15,974	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 10.60% Exit Fee	$15,000	14,920	14,920	(13)(17)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	23,663	23,663	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,513	10,513	(5)(10)
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	Prime + 6.40%, Floor rate 9.65%, Cap rate 15.00%, 6.95% Exit Fee	$40,000	41,644	43,183	(11)(15)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	Prime + 5.70%, Floor rate 8.95%, Cap rate 10.70%, 5.31% Exit Fee	$81,725	81,631	78,074	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,757	11,435	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$9,000	9,174	9,052	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,312	37,039	33,344	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	29,841	30,097	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	Prime + 6.30%, Floor rate 9.55%, 3.95% Exit Fee	$10,000	10,235	10,292	(11)
Codiak Biosciences, Inc.	Senior Secured	October 2025	Prime + 5.00%, Floor rate 8.25%, 5.50% Exit Fee	$25,000	25,759	25,177	(11)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	133,557	135,619	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$12,500	12,753	12,535	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	11,072	11,067	(5)(10)(12)(13)
Finch Therapeutics Group, Inc.	Senior Secured	November 2026	Prime + 4.05%, Floor rate 7.55%, Cap rate 8.80%, 5.50% Exit Fee	$15,000	15,012	13,940
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.90%, Floor rate 9.15%, 9.86% Exit Fee	$58,125	58,674	58,407	(11)(12)(15)(17)
Geron Corporation	Senior Secured	October 2024	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,109	19,174	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$15,113	15,109	15,109	(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$17,000	17,313	17,265	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$12,072	12,043	11,333	(14)(15)(17)
Iveric Bio, Inc.	Senior Secured	August 2027	Prime + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$49,500	49,090	49,090	(10)(12)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,448	5,448	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$8,000	8,120	8,085	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 3.95%, Floor rate 7.45%, 5.35% Exit Fee	$34,000	33,945	33,987	(10)(17)
Nabriva Therapeutics	Senior Secured	June 2023	Prime + 4.30%, Floor rate 9.80%, 9.95% Exit Fee	$2,079	2,734	2,804	(5)(10)(13)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$94,737	95,032	93,916	(10)(12)(14)(15)(16)(17)(22)
Provention Bio, Inc.	Senior Secured	September 2027	Prime + 2.70%, Floor rate 8.20%, 6.60% Exit Fee	$25,000	24,670	24,670	(17)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	4,957	4,946	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,754	20,656	20,656	(10)(14)(17)
Scynexis, Inc.	Senior Secured	March 2025	Prime + 5.80%, Floor rate 9.05%, 3.95% Exit Fee	$18,667	18,675	18,698	(12)(13)
Seres Therapeutics, Inc.	Senior Secured	October 2024	Prime + 6.40%, Floor rate 9.65%, 4.98% Exit Fee	$37,500	38,638	38,816	(12)(13)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 5.20%, Floor rate 8.45%, 4.75% Exit Fee	$8,250	8,274	8,423	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 2.15%, Floor rate 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$47,983	47,889	48,649	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	December 2025	Prime + 4.70%, Floor rate 7.95%, 7.28% Exit Fee	$70,000	72,329	73,019	(5)(10)(11)(12)(16)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Unity Biotechnology, Inc.	Senior Secured	August 2024	Prime + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$20,000	$21,079	$20,967	(13)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$8,146	8,416	8,410	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 4.76% Exit Fee	$2,000	2,012	1,934	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	Prime + 3.75%, Floor rate 8.75%, 8.80% Exit Fee	$32,500	33,705	33,700	(11)(12)(13)
Subtotal: Drug Discovery & Development (78.59%)*					1,107,352	1,101,430
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,171	18,723	(19)
Subtotal: Electronics & Computer Hardware (1.34%)*					18,171	18,723
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$12,000	12,162	12,053	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month LIBOR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$51,480	50,813	49,732	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,552	46,548	(11)(13)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,587	53,164	53,871	(12)(14)
Oak Street Health, Inc.	Senior Secured	October 2027	Prime + 2.45%, Floor rate 7.95%, Cap rate 9.45%, PIK Interest 1.00%, 4.95% Exit Fee	$33,808	33,651	33,651	(10)(14)(17)
Subtotal: Healthcare Services, Other (13.98%)*					196,342	195,855
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,250	20,506	20,574	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$750	742	738	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 9.08%, Floor rate 10.08%	$31,875	31,371	30,763	(17)(18)
Subtotal: Information Services (3.72%)*					52,619	52,075
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$11,050	10,832	10,832	(13)
MacroFab, Inc.	Senior Secured	March 2026	Prime + 4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$17,137	16,766	16,917	(14)(17)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	13,970	14,204	(10)(13)
Subtotal: Manufacturing Technology (2.99%)*					41,568	41,953
Semiconductors
Fungible, Inc.	Senior Secured	December 2024	Prime + 5.00%, Floor rate 8.25%, 4.95% Exit Fee	$20,000	19,639	21,192	(15)(19)
Subtotal: Semiconductors (1.51%)*					19,639	21,192
Software
3GTMS, LLC	Senior Secured	February 2025	3-month LIBOR + 9.28%, Floor rate 10.28%	$10,426	10,291	10,317	(11)(18)
	Senior Secured	February 2025	3-month LIBOR + 6.57%, Floor rate 7.57%	$2,750	2,744	2,681	(18)
Total 3GTMS, LLC				$13,176	13,035	12,998
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,306	9,088	8,977	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 7.89%, Floor rate 8.89%	$20,463	19,999	20,123	(17)(18)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 10.00%	$8,500	8,292	8,176	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,059	19,059	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,801	43,801	(15)(17)(18)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Brain Corporation	Senior Secured	April 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$20,166	$20,242	$20,138	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	6-month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,578	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	3-month SOFR + 8.86%, Floor rate 9.76%	$10,175	9,980	9,996	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 9.67%, Floor rate 10.67%	$21,445	21,003	21,050	(17)(18)
CloudBolt Software, Inc.	Senior Secured	October 2024	Prime + 6.70%, Floor rate 9.95%, 3.45% Exit Fee	$10,000	10,069	10,498	(11)(19)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,573	4,573	(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$73,987	73,060	73,498	(14)(16)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,144	10,150	9,820	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,000	4,949	4,949	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 9.53%, Floor rate 10.28%	$10,528	10,298	10,114	(13)(17)
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 4.95% Exit Fee	$31,930	32,346	32,012	(11)(13)(14)(17)(19)
Demandbase, Inc.	Senior Secured	August 2025	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.00%, 5.00% Exit Fee	$28,503	28,442	28,664	(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,295	7,339	(17)(18)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,744	3,746	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,021	4,839	4,839	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month LIBOR + 6.77%, Floor rate 7.77%, PIK Interest 2.16%	$8,223	8,054	8,043	(11)(14)(17)(18)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96%, Floor rate 10.96%	$8,436	8,361	8,376	(5)(10)(11)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	Prime + 5.50%, Floor rate 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$4,892	4,737	1,671	(8)(14)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.79%, Floor rate 8.54%	$7,000	6,824	6,824	(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.79%, Floor rate 8.70%	$5,948	5,771	5,771	(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month Eurodollar + 9.00%, Floor rate 10.00%	$6,563	6,422	6,484	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75%, Floor rate 8.75%	$20,000	19,875	20,200	(19)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month SOFR + 10.14%, Floor rate 11.14%	$10,681	10,593	10,593	(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-month SOFR + 8.00%, Floor rate 9.00%	$56,208	56,062	55,520	(17)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,028	13,028	(17)
Logicworks	Senior Secured	January 2024	Prime + 7.50%, Floor rate 10.75%	$14,500	14,398	14,473	(12)
Mobile Solutions Services	Senior Secured	December 2025	3-month LIBOR + 9.06%, Floor rate 10.06%	$17,915	17,556	17,474	(17)(18)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Nextroll, Inc.	Senior Secured	July 2023	Prime + 3.75%, Floor rate 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$22,211	$22,284	$22,284	(12)(14)
Nuvolo Technologies Corporation	Senior Secured	July 2025	Prime + 5.25%, Floor rate 8.50%, 2.42% Exit Fee	$22,500	22,508	22,817	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,500	7,261	7,261	(17)(18)
Riviera Partners LLC	Senior Secured	April 2027	6-month SOFR + 7.53%, Floor rate 8.53%	$26,184	25,622	25,487	(17)(18)
Salary.com, LLC	Senior Secured	September 2027	6-month SOFR + 8.00%, Floor rate 9.00%	$18,000	17,654	17,654	(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00%, Floor rate 10.00%	$5,985	5,841	5,830	(17)(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$4,250	4,481	4,446	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month LIBOR + 9.00%, Floor rate 10.00%	$11,032	10,778	10,793	(17)(18)
VideoAmp, Inc.	Senior Secured	February 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$63,187	62,640	63,429	(14)(15)(19)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,779	8,779	(5)(10)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,000	16,072	(17)(18)
Subtotal: Software (54.28%)*					762,371	760,679
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,037	3,985	4,008	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,237	3,237	3,006	(14)
Subtotal: Sustainable and Renewable Technology (0.50%)*					7,222	7,014
Total: Debt Investments (199.47%)*					$2,818,060	$2,795,444

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	$433	$24	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	226
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	132
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	116
Subtotal: Consumer & Business Products (0.04%)*					663	498
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	257	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	4,003	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,110	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	225	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	372
	Equity	10/25/2016	Preferred Series A-1	108,710	632	141
Total OfferUp, Inc.				394,790	2,295	513
Oportun	Equity	6/28/2013	Common Stock	48,365	577	266	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	805
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	318	816	(4)
Subtotal: Consumer & Business Services (0.57%)*					13,488	7,995

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	$1,884	$1,107	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	14,137	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	15,244
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	19,153	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	472
Subtotal: Diversified Financial Services (2.49%)*					28,444	34,869
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	20	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	3	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	33
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	33	(4)
Subtotal: Drug Delivery (0.01%)*					3,638	89
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	9/19/2022	Common Stock	38,461	1,000	2,108	(4)(10)
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	540	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,924	1,000	50	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	2,843	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	9,797	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,904	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	1,763	(4)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	413	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	11	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	213	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	1,527	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	2,233	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,937	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	5	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,476	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	143	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	18	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	17	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	7	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,280	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	11	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	389	(4)(5)(10)(16)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,063
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,012
Total Valo Health, LLC				680,410	4,000	3,075
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,555	(4)
Subtotal: Drug Discovery & Development (2.66%)*					43,971	37,315
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	606
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	915
Subtotal: Electronics & Computer Hardware (0.11%)*					2,150	1,521
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	1,784	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,110
Subtotal: Healthcare Services, Other (0.21%)*					6,781	2,894

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$2,383	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,375
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,417	(4)
Subtotal: Information Services (0.58%)*					4,440	8,175
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	6	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	313	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	319
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,499	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	433	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	163	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,953	915
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	205
Subtotal: Semiconductors (0.01%)*					160	205
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	793
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	6
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	258	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	732	(5)(10)
Total Contentful Global, Inc.				149,500	638	990
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	503
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,764
	Equity	8/24/2017	Preferred Series 3	93,620	300	395
Total Druva Holdings, Inc.				552,461	1,300	2,159
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,100	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	9,106	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,940
	Equity	8/12/2021	Preferred Series F	52,956	280	221
Total SingleStore, Inc.				633,939	2,280	2,161
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,748	5,719	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,023
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	1,382	(4)(20)
Subtotal: Software (2.07%)*					32,498	28,966
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
TransMedics Group, Inc.	Equity	11/7/2012	Common Stock	50,000	538	2,546	(4)
Subtotal: Surgical Devices (0.18%)*					2,479	2,546
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	995
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,173
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,486	3,153	634	(4)(20)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,456
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	1,726	(4)
Subtotal: Sustainable and Renewable Technology (0.57%)*					11,508	7,984
Total: Equity Investments (9.56%)*					$153,173	$133,972

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$23
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	463
Subtotal: Biotechnology Tools (0.03%)*					485	486
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	99
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	99
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	1,103
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	745
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	475
Subtotal: Consumer & Business Products (0.17%)*					1,712	2,323
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	34	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	127	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	19
Provi	Warrant	12/22/2022	Common Stock	117,042	166	155	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	308	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,332	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	43
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	43
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	43
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	50
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	25
Total Snagajob.com, Inc.				3,611,537	860	118
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	280	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	4	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	25
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	192	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	2	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	194
Subtotal: Consumer & Business Services (0.19%)*					4,248	2,639
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	1	(4)
Subtotal: Drug Delivery (0.00%)*					465	1
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	—	(5)(10)
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	10	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	18,360	56	674	(4)(10)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	31	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	256	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	40,396	880	1,590	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	318	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	3	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	199	(5)(10)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	$72	$28	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	200	119	—	(4)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	59	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	10,131	177	1,977	(4)(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	958	(4)(5)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	34	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	101	(4)(10)(12)(15)(16)
Provention Bio, Inc.	Warrant	9/15/2022	Common Stock	111,934	281	677	(4)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	21	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	15	(4)(12)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	1,084	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	1	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	127
X4 Pharmaceuticals, Inc.	Warrant	12/9/2022	Common Stock	1,392,787	510	281	(4)
Subtotal: Drug Discovery & Development (0.60%)*					7,466	8,444
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	86	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,511	34	212
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	975
Subtotal: Electronics & Computer Hardware (0.09%)*					692	1,273
Healthcare Services, Other
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	14
Subtotal: Healthcare Services, Other (0.00%)*					114	14
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	114	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	380
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	15	(5)(10)
Subtotal: Information Services (0.04%)*					680	509
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	1,154
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	1,202
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	1,800	(4)
Subtotal: Manufacturing Technology (0.30%)*					1,112	4,156
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	221,622	35	35
Subtotal: Media/Content/Info (0.00%)*					35	35
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				836,752	713	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	54
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	—	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	864	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	1	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,034	919

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	$99	$524
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	—	(15)
Subtotal: Semiconductors (0.04%)*					850	524
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	365
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	398
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	61	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	14
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	400	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	364	(16)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	488	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	19	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	168
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,657
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	180
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	131
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	300
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	6	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	382
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	—
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	107	6
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	39
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	314
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	1
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	225
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	175	(12)
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	298
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	426
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	69
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	436
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	321	(15)
Subtotal: Software (0.59%)*					9,761	8,244
Surgical Devices
Gynesonics, Inc.	Warrant	1/16/2013	Preferred Series C	16,835	7	—
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	492	(4)
Subtotal: Surgical Devices (0.04%)*					46	492
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	44
Fulcrum Bioenergy, Inc.	Warrant	4/30/2013	Preferred Series C-1	93,632	64	275
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	126
	Warrant	4/7/2015	Preferred Series B	131,883	63	43
Total Halio, Inc.				456,883	218	169
IngredientWerks Holdings, Inc. (p.k.a Agrivida, Inc.)	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.03%)*					723	488
Total: Warrant Investments (2.19%)*					$30,964	$30,646
Total Investments in Securities (211.21%)*					$3,002,197	$2,960,062
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,699	3,080	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			419	438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.25%)*					3,118	3,518
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	375	(5)(10)
Subtotal: Software (0.03%)*					381	375
Total: Investment Funds & Vehicles Investments (0.28%)*					$3,499	$3,893
Total Investments (211.49%)*					$3,005,696	$2,963,955

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 7.50% as of December 31, 2022. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent 4.40%, 4.77%, and 5.14%, respectively, as of December 31, 2022.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $72.2 million, $112.0 million, and $39.8 million, respectively. The tax cost of investments is $3.0 billion.
(3)
Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)
Except for warrants in 27 publicly traded companies and common stock in 43 publicly traded companies, all investments are restricted as of December 31, 2022 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)
Non-U.S. company or the company’s principal place of business is outside the United States.
(6)
[Reserved]
(7)
Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)
Debt is on non-accrual status as of December 31, 2022, and is therefore considered non-income producing. Note that as of December 31, 2022, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2022.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2022 (Refer to “Note 11 — Commitments and Contingencies”).
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
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2022, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.
(22)
Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $3.4 million, respectively.

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

t

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Communications & Networking
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31% or Floor rate of 10.31%	$9,000	$8,802	$8,725	(11)(16)(17)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$88,542	88,286	90,505	(13)(15)
Subtotal: Communications & Networking (7.58%)*					97,088	99,230
Consumer & Business Products
Grove Collaborative, Inc.	Senior Secured	April 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$23,520	23,162	23,298	(18)
Subtotal: Consumer & Business Products (1.78%)*					23,162	23,298
Diversified Financial Services
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,662	13,818	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,823	9,394	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,485	23,212
Hercules Adviser LLC	Unsecured	May 2023	FIXED 5.00%	$8,850	8,850	8,850	(7)
Newfront Insurance Holdings, Inc.	Convertible Note	August 2022	PIK Interest 0.19% or Floor rate of 0.19%	$403	403	403	(9)
Subtotal: Diversified Financial Services (2.48%)*					33,738	32,465
Drug Discovery & Development
Albireo Pharma, Inc.	Senior Secured	July 2024	PRIME + 5.90% or Floor rate of 9.15%, 6.95% Exit Fee	$10,000	10,229	10,268	(10)(11)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2023	PRIME + 3.10% or Floor rate of 8.60%, 6.95% Exit Fee	$15,000	15,639	15,653
Applied Genetic Technologies Corporation	Senior Secured	April 2024	PRIME + 6.50% or Floor rate of 9.75%, 6.95% Exit Fee	$20,000	20,416	20,339
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	PRIME + 6.40% or Floor rate of 9.65%, 6.95% Exit Fee	$40,000	40,842	40,776	(11)(14)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	PRIME + 5.70% or Floor rate of 8.95%, 5.82% Exit Fee	$50,000	49,542	48,859	(10)(12)
Bicycle Therapeutics PLC	Senior Secured	October 2024	PRIME + 5.60% or Floor rate of 8.85%, 5.00% Exit Fee	$24,000	24,271	24,454	(5)(10)(11)(12)(16)
BiomX, INC	Senior Secured	September 2025	PRIME + 5.70% or Floor rate of 8.95%, 6.55% Exit Fee	$9,000	8,980	8,980	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,000	37,462	37,462
Cellarity, Inc.	Senior Secured	June 2026	PRIME + 5.70% or Floor rate of 8.95%, 3.75% Exit Fee	$30,000	29,422	29,422	(14)
Center for Breakthrough Medicines Holdings, LLC	Senior Secured	May 2023	PRIME + 5.50% or Floor rate of 8.75%, 7.50% Exit Fee	$5,000	5,005	5,005
Century Therapeutics	Senior Secured	April 2024	PRIME + 6.30% or Floor rate of 9.55%, 3.95% Exit Fee	$10,000	10,075	10,361	(11)
Chemocentryx, Inc.	Senior Secured	December 2022	PRIME + 3.30% or Floor rate of 8.05%, 6.25% Exit Fee	$18,951	20,036	20,036	(10)
	Senior Secured	February 2025	PRIME + 3.25% or Floor rate of 8.50%, 7.15% Exit Fee	$5,000	5,161	5,070	(10)
Total Chemocentryx, Inc.				$23,951	25,197	25,106
Codiak Biosciences, Inc.	Senior Secured	October 2025	PRIME + 5.00% or Floor rate of 8.25%, 5.50% Exit Fee	$25,000	25,459	25,316	(11)
Corium, Inc.	Senior Secured	September 2026	PRIME + 5.70% or Floor rate of 8.95%, 7.75% Exit Fee	$91,500	90,997	90,997	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	PRIME + 6.25% or Floor rate of 9.50%, 6.55% Exit Fee	$12,500	12,443	12,443	(14)
enGene, Inc.	Senior Secured	July 2025	PRIME + 5.00% or Floor rate of 8.25%, 6.35% Exit Fee	$7,000	6,858	6,858	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	PRIME + 5.90% or Floor rate of 9.15%, 9.86% Exit Fee	$58,125	57,873	57,874	(10)(11)(12)(14)(16)
Geron Corporation	Senior Secured	October 2024	PRIME + 5.75% or Floor rate of 9.00%, 6.55% Exit Fee	$32,500	32,704	32,744	(10)(12)
Hibercell, Inc.	Senior Secured	May 2025	PRIME + 5.40% or Floor rate of 8.65%, 4.95% Exit Fee	$17,000	17,041	17,014	(14)
Humanigen, Inc.	Senior Secured	March 2025	PRIME + 5.50% or Floor rate of 8.75%, 6.75% Exit Fee	$20,000	20,235	19,985	(9)(10)
Kaleido Biosciences, Inc.	Senior Secured	January 2024	PRIME + 6.10% or Floor rate of 9.35%, 7.55% Exit Fee	$22,500	23,505	23,384	(12)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Locus Biosciences	Senior Secured	July 2025	PRIME + 6.10% or Floor rate of 9.35%, 4.95% Exit Fee	$8,000	$7,977	$7,900	(14)
Nabriva Therapeutics	Senior Secured	June 2023	PRIME + 4.30% or Floor rate of 9.80%, 6.95% Exit Fee	$5,000	5,500	5,459	(5)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	PRIME + 2.25% or Floor rate of 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$87,116	86,075	86,075	(10)(12)(13)(14)(15)(16)
Scynexis, Inc.	Senior Secured	March 2025	PRIME + 5.80% or Floor rate of 9.05%, 3.95% Exit Fee	$16,000	15,826	15,778
Seres Therapeutics, Inc.	Senior Secured	November 2023	PRIME + 4.40% or Floor rate of 9.65%, 4.85% Exit Fee	$24,051	24,777	25,183
Syndax Pharmaceutics Inc.	Senior Secured	April 2024	PRIME + 6.00% or Floor rate of 9.25%, 4.99% Exit Fee	$20,000	20,646	20,653	(12)(16)
TG Therapeutics, Inc.	Senior Secured	January 2026	PRIME + 2.15% or Floor rate of 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$51,450	50,470	50,470	(10)
uniQure B.V.	Senior Secured	December 2025	PRIME + 4.70% or Floor rate of 7.95%, 7.28% Exit Fee	$77,500	78,755	78,755	(5)(10)(11)(12)(15)
Unity Biotechnology, Inc.	Senior Secured	August 2024	PRIME + 6.10% or Floor rate of 9.35%, 6.25% Exit Fee	$22,701	23,293	23,627	(9)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Senior Secured	May 2024	PRIME + 6.45% or Floor rate of 9.70%, 3.85% Exit Fee	$11,500	11,547	11,492	(11)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	PRIME + 3.75% or Floor rate of 8.75%, 8.80% Exit Fee	$32,500	34,140	34,085	(11)(12)
Yumanity Therapeutics, Inc.	Senior Secured	January 2024	PRIME + 4.00% or Floor rate of 8.75%, 5.92% Exit Fee	$12,732	13,256	13,187
Subtotal: Drug Discovery & Development (71.53%)*					936,457	935,964
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	PRIME + 5.70% or Floor rate of 8.95%, 5.95% Exit Fee	$8,000	7,966	7,966	(14)(16)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month LIBOR + 5.00% or Floor rate of 6.00%, PIK Interest 4.45%	$25,022	24,653	24,653	(13)(16)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	PRIME + 5.60% or Floor rate of 8.85%, 4.61% Exit Fee	$46,125	45,964	45,964	(16)(18)
Equality Health, LLC	Senior Secured	February 2026	PRIME + 6.25% or Floor rate of 9.50%, PIK Interest 1.55%	$35,444	35,141	35,056	(12)(13)(16)
Subtotal: Healthcare Services, Other (8.68%)*					113,724	113,639
Information Services
Capella Space	Senior Secured	November 2024	PRIME + 5.00% or Floor rate of 8.25%, PIK Interest 1.10%, 4.00% Exit Fee	$20,025	19,751	19,424	(13)(14)(18)
Yipit, LLC	Senior Secured	September 2026	1-month LIBOR + 9.08% or Floor rate of 10.08%	$45,900	45,022	45,022	(16)(17)
Subtotal: Information Services (4.93%)*					64,773	64,446
Consumer & Business Services
AppDirect, Inc.	Senior Secured	August 2024	PRIME + 5.90% or Floor rate of 9.15%, 7.95% Exit Fee	$30,790	31,416	32,248
Carwow LTD	Senior Secured	December 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£21,250	28,632	28,632	(5)(10)(13)
ePayPolicy Holdings, LLC	Senior Secured	December 2024	3-month LIBOR + 8.50% or Floor rate of 9.50%	$8,169	8,011	7,967	(11)(16)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$20,676	20,676	20,425	(9)(13)
Nextroll, Inc.	Senior Secured	June 2022	PRIME + 3.75% or Floor rate of 7.00%, PIK Interest 2.95%, 3.50% Exit Fee	$21,555	22,164	22,164	(12)(13)(18)
Rhino Labs, Inc.	Senior Secured	March 2024	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 2.25%	$16,136	15,765	15,876	(13)(14)
RVShare, LLC	Senior Secured	December 2026	1-month LIBOR + 5.50% or Floor rate of 6.50%, PIK Interest 4.00%	$15,000	14,701	14,701	(14)(16)
SeatGeek, Inc.	Senior Secured	June 2023	PRIME + 5.00% or Floor rate of 10.50%, PIK Interest 0.50%	$60,607	59,983	60,316	(13)
Skyword, Inc.	Senior Secured	September 2024	PRIME + 3.88% or Floor rate of 9.38%, PIK Interest 1.90%, 4.00% Exit Fee	$12,426	12,665	12,521	(13)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(13)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)(8)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	19	(7)(8)(13)
Total Tectura Corporation				$31,953	21,513	8,269

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Thumbtack, Inc.	Senior Secured	September 2023	PRIME + 3.45% or Floor rate of 8.95%, PIK Interest 1.50%, 3.95% Exit Fee	$25,618	$25,965	$26,372	(12)(13)
Zepz (p.k.a. Worldremit Group Limited)	Senior Secured	February 2025	3-month LIBOR + 9.25% or Floor rate of 10.25%, 3.00% Exit Fee	$103,000	101,674	100,472	(5)(10)(12)(15)(18)
Subtotal: Consumer & Business Services (26.74%)*					363,165	349,963
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	November 2022	PRIME + 5.70% or Floor rate of 8.95%, 6.95% Exit Fee	$15,000	14,995	14,995	(18)
Subtotal: Manufacturing Technology (1.15%)*					14,995	14,995
Semiconductors
Fungible Inc.	Senior Secured	December 2024	PRIME + 5.00% or Floor rate of 8.25%, 4.95% Exit Fee	$20,000	19,072	19,072	(14)(18)
Subtotal: Semiconductors (1.46%)*					19,072	19,072
Software
3GTMS, LLC.	Senior Secured	February 2025	6-Month LIBOR + 9.28% or Floor rate of 10.28%	$10,000	9,812	9,656	(16)(17)
Agilence, Inc.	Senior Secured	October 2026	1-month LIBOR + 9.00% or Floor rate of 10.00%	$9,400	9,138	9,138	(16)
Brain Corporation	Senior Secured	April 2025	PRIME + 3.70% or Floor rate of 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$10,016	9,943	9,943	(13)(14)(16)
Campaign Monitor Limited	Senior Secured	November 2025	6-month LIBOR + 7.90% or Floor rate of 11.15%	$33,000	32,459	33,000	(18)
Ceros, LLC	Senior Secured	September 2026	3-month LIBOR + 8.89% or Floor rate of 9.89%	$17,978	17,474	17,474	(16)(17)
Cloud 9 Software	Senior Secured	April 2024	3-month LIBOR + 8.20% or Floor rate of 9.20%	$9,953	9,856	9,953	(12)
CloudBolt Software, Inc.	Senior Secured	October 2024	PRIME + 6.70% or Floor rate of 9.95%, 2.95% Exit Fee	$10,000	9,923	10,035	(11)(12)(18)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month LIBOR + 9.28% or Floor rate of 10.28%	$8,000	7,801	7,801	(16)
Dashlane, Inc.	Senior Secured	July 2025	PRIME + 3.05% or Floor rate of 7.55%, PIK Interest 1.10%, 7.10% Exit Fee	$20,719	21,807	21,734	(11)(13)(16)(18)
Delphix Corp.	Senior Secured	February 2023	PRIME + 5.50% or Floor rate of 10.25%, 5.00% Exit Fee	$60,000	61,736	62,345	(12)(15)(18)
Demandbase, Inc.	Senior Secured	August 2025	PRIME + 5.25% or Floor rate of 8.50%, 2.00% Exit Fee	$16,875	16,463	16,463	(16)(18)
Enmark Systems	Senior Secured	September 2026	6-Month LIBOR + 6.83% or Floor rate of 7.83%, PIK Interest 2.19%	$8,000	7,798	7,798	(11)(16)(17)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96% or Floor rate of 10.96%	$21,000	20,699	20,750	(5)(10)(11)(17)
Gryphon Networks Corp.	Senior Secured	January 2026	3-month LIBOR + 9.69% or Floor rate of 10.69%	$5,232	5,106	5,088	(11)(16)
Ikon Science Limited	Senior Secured	October 2024	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,913	6,719	6,767	(5)(10)(16)(17)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75% or Floor rate of 8.75%	$20,000	19,851	20,000	(18)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month LIBOR + 10.14% or Floor rate of 11.14%	$8,571	8,403	8,375	(17)
Khoros (p.k.a Lithium Technologies)	Senior Secured	October 2022	6-month LIBOR + 8.00% or Floor rate of 9.00%	$56,208	55,834	55,834	(16)
Logicworks	Senior Secured	January 2024	PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,862	9,965	(12)(16)
Mixpanel, Inc.	Senior Secured	August 2024	PRIME + 4.70% or Floor rate of 7.95%, PIK Interest 1.80%, 3.00% Exit Fee	$20,431	20,292	21,030	(12)(13)(18)
Mobile Solutions Services	Senior Secured	December 2025	6-month LIBOR + 9.87% or Floor rate of 10.87%	$19,074	18,575	18,834	(16)(17)
Nuvolo Technologies Corporation	Senior Secured	July 2025	PRIME + 7.70% or Floor rate of 10.95%, 1.75% Exit Fee	$15,000	14,967	15,017	(12)(18)
Pollen, Inc.	Senior Secured	November 2023	PRIME + 4.75% or Floor rate of 8.00%, PIK Interest 0.50%, 4.50% Exit Fee	$7,457	7,528	7,314	(13)
	Senior Secured	November 2023	PRIME + 5.25% or Floor rate of 8.50%, PIK Interest 1.35%, 4.50% Exit Fee	$13,041	13,005	13,092	(13)(14)
Total Pollen, Inc.				$20,498	20,533	20,406

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Pymetrics, Inc.	Senior Secured	October 2022	PRIME + 5.50% or Floor rate of 8.75%, PIK Interest 1.75%, 4.00% Exit Fee	$9,667	$9,845	$9,845	(13)
Regent Education	Senior Secured	January 2022	FIXED 10.00%, PIK Interest 2.00%, 7.94% Exit Fee	$2,951	3,064	2,608	(8)(13)
Reltio, Inc.	Senior Secured	July 2023	PRIME + 5.70% or Floor rate of 8.95%, PIK Interest 1.70%, 4.95% Exit Fee	$10,248	10,336	10,542	(13)(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$6,000	5,828	5,828	(16)(17)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	PRIME + 4.00% or Floor rate of 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$5,185	5,305	5,245	(13)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month LIBOR + 9.00% or Floor rate of 10.00%	$11,144	10,831	10,859	(12)(16)(17)
Udacity, Inc.	Senior Secured	September 2024	PRIME + 4.50% or Floor rate of 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$50,895	50,646	51,722	(12)(13)
Zimperium, Inc.	Senior Secured	July 2024	1-month LIBOR + 8.95% or Floor rate of 9.95%	$15,633	15,347	15,347	(12)(17)
Subtotal: Software (40.46%)*					526,253	529,402
Sustainable and Renewable Technology
Impossible Foods, Inc.	Senior Secured	July 2022	PRIME + 3.95% or Floor rate of 8.95%, 9.00% Exit Fee	$15,022	19,379	19,378	(12)
Pineapple Energy LLC	Senior Secured	January 2022	FIXED 10.00%	$280	280	247	(6)(9)(16)
Pineapple Energy LLC	Senior Secured	December 2023	PIK Interest 10.00%	$7,500	7,500	7,500	(6)(8)(13)(16)
Subtotal: Sustainable and Renewable Technology (2.07%)*					27,159	27,125
Total: Debt Investments (168.86%)*					$2,219,586	$2,209,599

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Communications & Networking
Peerless Network Holdings, Inc.	Equity	10/21/2020	Common Stock	3,328	$—	$18
	Equity	4/11/2008	Preferred Series A	1,135,000	1,230	6,242
Total Peerless Network Holdings, Inc.				1,138,328	1,230	6,260
Subtotal: Communications & Networking (0.48%)*					1,230	6,260
Consumer & Business Products
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Equity	4/30/2010	Common Stock	42,989	128	447
Subtotal: Consumer & Business Products (0.03%)*					128	447
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	1,225	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	19,393	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	20,618
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	11,990	(7)
Subtotal: Diversified Financial Services (2.49%)*					28,041	32,608
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	176,730	1,329	99	(4)
Aytu BioScience, Inc. (p.k.a. Neos Therapeutics, Inc.)	Equity	3/28/2014	Common Stock	13,600	1,500	18	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	168
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Equity	4/6/2015	Common Stock	2,498	309	20	(4)
Subtotal: Drug Delivery (0.02%)*					3,638	305
Drug Discovery & Development
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	582	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	14	(4)(10)
Avalo Therapeutics, Inc. (p.k.a. Cerecor, Inc.)	Equity	8/19/2014	Common Stock	119,087	1,000	202	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	892	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	5,971	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	3,859	(4)
Chemocentryx, Inc.	Equity	6/15/2020	Common Stock	17,241	1,000	628	(4)(10)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	$1,367	$223	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	27	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	281	(4)(10)
Genocea Biosciences, Inc.	Equity	11/20/2014	Common Stock	27,933	2,000	32	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	3,264	(14)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	161	(4)(10)
Kaleido Biosciences, Inc.	Equity	2/10/2021	Common Stock	86,585	1,000	207	(4)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	2,000	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	343	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	21	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	202	14	(4)
Sio Gene Therapies, Inc. (p.k.a. Axovant Gene Therapies Ltd.)	Equity	2/2/2017	Common Stock	16,228	1,269	21	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	658	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	356	(4)(5)(10)(15)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Equity	12/11/2020	Preferred Series B	510,308	3,000	4,650
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	198,277	1,641	454	(4)
Subtotal: Drug Discovery & Development (1.90%)*					33,401	24,860
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	5,500	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,864
Subtotal: Healthcare Services, Other (0.56%)*					6,781	7,364
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	3,369	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,825
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,220	(4)(19)
Subtotal: Information Services (0.72%)*					4,440	9,414
Consumer & Business Services
Black Crow AI, Inc.	Equity	3/24/2021	Preferred Series Seed	872,797	1,000	1,120	(6)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(20)
Brigade Group, Inc.	Equity	3/1/2013	Common Stock	9,023	93	—
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	608	(5)(10)
Contentful Global, Inc. (p.k.a. Contentful, Inc.)	Equity	12/22/2020	Preferred Series C	41,000	138	506	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	1,388	(5)(10)
Total Contentful Global, Inc. (p.k.a. Contentful, Inc.)				149,500	638	1,894
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	12,209	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	4,305	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	450	(4)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	6,624	(4)(19)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	1,791
	Equity	10/25/2016	Preferred Series A-1	108,710	632	680
Total OfferUp, Inc.				394,790	2,295	2,471
Oportun	Equity	6/28/2013	Common Stock	48,365	577	980	(4)
Reischling Press, Inc. (p.k.a. Blurb, Inc.)	Equity	7/31/2020	Common Stock	1,163	15	—
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	71
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	216
Uber Technologies, Inc. (p.k.a. Postmates, Inc.)	Equity	12/1/2020	Common Stock	32,991	318	1,383	(4)
Subtotal: Consumer & Business Services (2.70%)*					22,151	35,331
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	65	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	500	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	565

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	$1,500	$—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	227,013	—	3,351
	Equity	12/30/2011	Preferred Series A-1	243,432	503	3,593
	Equity	12/31/2011	Preferred Series A-2	191,626	500	2,828
Total Gelesis, Inc.				662,071	1,003	9,772
Medrobotics Corporation	Equity	9/12/2013	Preferred Series E	136,798	250	—
	Equity	10/22/2014	Preferred Series F	73,971	155	—
	Equity	10/16/2015	Preferred Series G	163,934	500	—
Total Medrobotics Corporation				374,703	905	—
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	201	(4)
Subtotal: Medical Devices & Equipment (0.81%)*					3,991	10,538
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	725
Subtotal: Semiconductors (0.06%)*					160	725
Software
3GTMS, LLC.	Equity	8/9/2021	Common Stock	1,000,000	1,000	985
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	65
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	3
Druva Holdings, Inc. (p.k.a. Druva, Inc.)	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,387
	Equity	8/24/2017	Preferred Series 3	93,620	300	529
Total Druva Holdings, Inc. (p.k.a. Druva, Inc.)				552,461	1,300	2,916
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	5
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	25,828	(4)
SingleStore, Inc. (p.k.a. memsql, Inc.)	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,239
	Equity	8/12/2021	Preferred Series F	52,956	279	240
Total SingleStore, Inc. (p.k.a. memsql, Inc.)				633,939	2,279	2,479
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,749	11,109	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,697
Subtotal: Software (3.45%)*					23,905	45,087
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	9
	Equity	6/16/2010	Preferred Series C	656,538	282	26
	Equity	2/8/2013	Preferred Series D	1,991,157	712	81
	Equity	7/14/2015	Preferred Series E	2,786,367	429	131
	Equity	12/18/2018	Preferred Series F	1,523,693	118	123
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	173
Total Gynesonics, Inc.				9,595,178	1,941	543
Subtotal: Surgical Devices (0.04%)*					1,941	543
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	3,430
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC (p.k.a. Fluidic, Inc.)	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Class A Units	3,000,000	4,767	591	(6)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	3,164
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	543	4,043	(4)
Subtotal: Sustainable and Renewable Technology (0.86%)*					12,412	11,228
Total: Equity Investments (14.12%)*					$142,219	$184,710
Warrant Investments
Communications & Networking
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.00%)*					418	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Consumer & Business Products
Grove Collaborative, Inc.	Warrant	4/30/2021	Common Stock	83,625	$433	$326
Penumbra Brands, LLC (p.k.a. Gadget Guard)	Warrant	6/3/2014	Common Stock	1,662,441	228	—
TechStyle, Inc. (p.k.a. Just Fabulous, Inc.)	Warrant	7/16/2013	Preferred Series B	206,185	1,101	2,181
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	1,847
Subtotal: Consumer & Business Products (0.33%)*					2,145	4,354
Drug Delivery
Aerami Therapeutics (p.k.a. Dance Biopharm, Inc.)	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	62
PDS Biotechnology Corporation (p.k.a. Edge Therapeutics, Inc.)	Warrant	8/28/2014	Common Stock	3,929	390	1	(4)
Subtotal: Drug Delivery (0.00%)*					465	63
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	305	6	(4)(5)(10)
ADMA Biologics, Inc.	Warrant	12/21/2012	Common Stock	89,750	295	1	(4)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	42	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	15,541	681	142	(4)(10)
Brickell Biotech, Inc.	Warrant	2/18/2016	Common Stock	9,005	119	—	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	287	(14)
Century Therapeutics	Warrant	9/14/2020	Common Stock	16,112	37	64	(4)
Concert Pharmaceuticals, Inc.	Warrant	6/8/2017	Common Stock	61,273	178	3	(4)(10)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	354	(10)(12)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3 Class C	84,714	64	64	(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	7,806	266	—	(4)
Genocea Biosciences, Inc.	Warrant	4/24/2018	Common Stock	41,176	165	1	(4)
Motif Bio PLC	Warrant	1/27/2020	Common Stock	121,337,041	282	—	(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	267	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	6/27/2017	Common Stock	432,240	546	427	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	307	(4)(10)(14)(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	90,887	188	142	(4)
Stealth Bio Therapeutics Corp.	Warrant	6/30/2017	Common Stock	500,000	158	—	(4)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	2,172	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	20	(4)
Valo Health, LLC (p.k.a. Integral Health Holdings, LLC)	Warrant	6/15/2020	Common Units	102,216	256	441
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	108,334	673	2	(4)
Yumanity Therapeutics, Inc.	Warrant	12/20/2019	Common Stock	15,414	110	3	(4)
Subtotal: Drug Discovery & Development (0.36%)*					7,393	4,745
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	618	(4)
Skydio, Inc.	Warrant	11/8/2021	Common Stock	124,451	557	422
Subtotal: Electronics & Computer Hardware (0.08%)*					658	1,040
Information Services
Capella Space	Warrant	10/21/2021	Common Stock	176,200	207	139	(14)
InMobi Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(10)
Netbase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	418
Subtotal: Information Services (0.04%)*					645	557
Consumer & Business Services
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	160	(5)(10)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	348	(5)(10)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	$96	$105
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	116
Interactions Corporation	Warrant	6/16/2015	Preferred Series G-3	68,187	204	505
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	141	(14)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	84
LogicSource	Warrant	3/21/2016	Preferred Series C	79,625	30	210
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	77	(14)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	33	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,140
ShareThis, Inc.	Warrant	12/14/2012	Preferred Series C	493,502	547	—
Skyword, Inc.	Warrant	8/23/2019	Preferred Series B	444,444	83	7
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	121	(12)
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	171	(12)
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	90	(12)
Total Snagajob.com, Inc.				3,611,537	860	382
Tapjoy, Inc.	Warrant	7/1/2014	Preferred Series D	748,670	317	443
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	650
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	190,953	552	786
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	3,038	(4)
Zepz (p.k.a. Worldremit Group Limited)	Warrant	2/11/2021	Preferred Series D	77,215	129	1,962	(5)(10)(15)
	Warrant	8/27/2021	Preferred Series E	1,868	26	25	(5)(10)(15)
Total Zepz (p.k.a. Worldremit Group Limited)				79,083	155	1,987
Subtotal: Consumer & Business Services (0.78%)*					4,992	10,212
Media/Content/Info
Zoom Media Group, Inc.	Warrant	12/21/2012	Preferred Series A	1,204	348	—
Subtotal: Media/Content/Info (0.00%)*					348	—
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	155,325	363	—	(12)
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				881,131	714	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	264
Medrobotics Corporation	Warrant	3/13/2013	Preferred Series E	455,539	370	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	1,797	(4)
SonaCare Medical, LLC	Warrant	9/28/2012	Preferred Series A	6,464	188	—
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	13	(4)
Subtotal: Medical Devices & Equipment (0.16%)*					2,483	2,074
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	1,950
Fungible Inc.	Warrant	12/16/2021	Common Stock	800,000	751	751	(14)
Subtotal: Semiconductors (0.21%)*					850	2,701
Software
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	1,272

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	$165	$132	(14)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	85
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	33
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,343	(4)(19)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	560,536	404	415
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,275	(15)
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	483,248	404	443
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	102
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	106	65
Fuze, Inc.	Warrant	6/30/2017	Preferred Series F	256,158	89	—
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	—
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	906
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	50,000	88	283
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Pymetrics, Inc.	Warrant	9/15/2020	Common Stock	150,943	77	218
RapidMiner, Inc.	Warrant	11/28/2017	Preferred Series C-1	4,982	24	54
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	637
Signpost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc. (p.k.a. memsql, Inc.)	Warrant	4/28/2020	Preferred Series D	312,596	103	704
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	162
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	345
ZeroFox, Inc.	Warrant	5/7/2020	Preferred Series C-1	648,350	101	603
Zimperium, Inc.	Warrant	7/2/2021	Common Stock	20,563	72	56
Subtotal: Software (0.85%)*					5,594	11,133
Surgical Devices
Gynesonics, Inc.	Warrant	2/8/2012	Preferred Series C	151,123	67	6
TransMedics Group, Inc. (p.k.a Transmedics, Inc.)	Warrant	11/7/2012	Common Stock	64,440	139	480	(4)
Subtotal: Surgical Devices (0.04%)*					206	486
Sustainable and Renewable Technology
Agrivida, Inc.	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Fulcrum Bioenergy, Inc.	Warrant	9/13/2012	Preferred Series C-1	280,897	274	699
Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)	Warrant	4/22/2014	Preferred Series A	325,000	155	249
	Warrant	4/7/2015	Preferred Series B	131,883	63	86
Total Halio, Inc. (p.k.a. Kinestral Technologies, Inc.)				456,883	218	335
Polyera Corporation	Warrant	12/11/2012	Preferred Series C	311,609	338	—
Subtotal: Sustainable and Renewable Technology (0.08%)*					950	1,034
Total: Warrant Investments (2.93%)*					$27,147	$38,399
Total: Investments in Securities (185.91%)*					$2,388,952	$2,432,708

Investment Funds & Vehicles
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,032	1,814	(5)(10)(16)
Total: Investments in Investment Funds & Vehicles (0.14%)*					$2,032	$1,814
Total: Investments (186.05%)*					$2,390,984	$2,434,522

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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a Business Development Company (“BDC”) under the 1940 Act. From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter A Part II of the Code. Effective January 1, 2006, the Company elected to be treated for tax purposes as a RIC under Subchapter M of the Code (see “Note 6 – Income Taxes”).

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

The Company has also established certain wholly owned subsidiaries, all of which are structured as Delaware corporations or Limited Liability Companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain of the subsidiaries are taxable and not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.

The Company formed Hercules Adviser LLC (the “Adviser Subsidiary”) in 2020 as a wholly owned Delaware limited liability subsidiary to provide investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”).

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

As of December 31, 2022, the Company's Consolidated Financial Statements included the accounts of the securitization trust, a VIE, formed in conjunction with the issuance of the 2031 Asset-Backed Notes (as defined in “Note 5 – Debt”). The Company held no interests in a VIE as of December 31, 2021. The assets of the Company's securitization VIE are restricted to be used to settle obligations of its consolidated securitization VIE, which are disclosed parenthetically on the Consolidated Statements of Assets and Liabilities. The liabilities are the only obligations of its consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

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

As of December 31, 2022, approximately 97.9% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2022, the Company held $1,178 thousand (cost basis $1,168 thousand) of foreign cash. As of December 31, 2021, the Company held $95 thousand (cost basis $93 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

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

Investment Income Recognition

The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The Company’s Structured Debt investments may generate OID. The OID received upfront typically represents the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt securities. The OID is accreted into interest income over the term of the loan as a yield enhancement following the effective interest method. Additionally, certain debt investments in the Company’s portfolio earn PIK interest. The Company records PIK interest in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. Contractual PIK interest represents contractually deferred interest that is added to the loan balance as principal and is generally due at the end of the loan term.

The Company’s loan origination activities generate fee income, which is generally collected in advance and includes loan commitment, facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are capitalized and then amortized into income over the contractual life of the loan using the effective interest method. One-off fees for transaction and management services are generally recognized as income in the period when the services are rendered. The Company may also earn loan exit fees, which are contractual fees that are generally received upon the earlier of maturity or prepayment. The Company accretes loan exit fees into interest income following the effective interest method, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected.

From time to time, additional fees may be earned by the Company relating to specific loan modifications, prepayments, or other one-off events. These non-recurring fees are either amortized into fee income over the remaining term of the loan commencing in the quarter for loan modifications, or recognized currently as one-time fee income for items such as prepayment penalties, fees related to select covenant default waiver fees, and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding.

Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

Realized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or other realization event and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries.

Secured Borrowings

The Company follows the guidance in ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), when accounting for participation and other partial loan sales. Certain loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest”, as defined in the guidance, in order for sale accounting treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest, or which are not eligible for sale accounting treatment remain as an investment on the consolidated balance sheet as required under U.S. GAAP and the proceeds are recorded as a secured borrowing. Secured borrowings are carried at fair value.

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

Stock-Based Compensation

The Company has issued and may, from time to time, issue stock options, restricted stock, and other stock-based compensation awards to employees and directors. Management follows the guidance set forth under ASC Topic 718, to account for stock-based compensation awards granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment. This includes certain assumptions such as stock price volatility, forfeiture rate, expected outcome probability, and expected option life, as applicable to each award. In accordance with ASC Topic 480, certain stock awards are classified as a liability. The compensation expense associated with these awards is recognized in the same manner as all other stock-based compensation. The award liability is recorded as deferred compensation and included in Accounts payable and accrued liabilities.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740 Income Taxes, under which income taxes are provided for amounts currently payable and for amounts deferred based upon the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances may be used to reduce deferred tax assets to the amount likely to be realized. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, it may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

The Company has elected to be treated as a RIC under Subchapter M of the Code. As such, the Company generally will not be subject to U.S. federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized securities gains.

Because taxable income as determined in accordance with U.S. federal tax regulations differ from U.S. GAAP, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gains or losses are recognized at some time in the future for tax or U.S. GAAP purposes.

As a RIC, the Company will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, distributions declared and paid by the Company in a taxable year may differ from the Company’s taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or return of capital.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income in 2022, 2021, or 2020. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2022 and December 31, 2021.

(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$875	$—	$—	$875

Investments
Senior Secured Debt	$2,741,388	$—	$—	$2,741,388
Unsecured Debt	54,056	—	—	54,056
Preferred Stock	41,488	—	—	41,488
Common Stock	92,484	66,027	1,398	25,059
Warrants	30,646	—	11,227	19,419
	$2,960,062	$66,027	$12,625	$2,881,410
Investment Funds & Vehicles measured at Net Asset Value (1)	3,893
Total Investments, at fair value	$2,963,955

(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$561	$—	$—	$561

Investments
Senior Secured Debt	$2,156,709	$—	$—	$2,156,709
Unsecured Debt	52,890	—	—	52,890
Preferred Stock	69,439	—	—	69,439
Common Stock	115,271	84,460	8,843	21,968
Warrants	38,399	—	10,922	27,477
	$2,432,708	$84,460	$19,765	$2,328,483
Investment Funds & Vehicles measured at Net Asset Value (1)	1,814
Total Investments, at fair value	$2,434,522

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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and December 31, 2021.

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of December 31, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,884)	$(9,788)	$1,145,048	$(84,000)	$(461,193)	$—	$(3,504)	$2,741,388
Unsecured Debt	52,890	—	(2,840)	4,006	—	—	—	—	54,056
Preferred Stock	69,439	7,966	(23,658)	5,264	(11,101)	—	—	(6,422)	41,488
Common Stock	21,968	(74)	6,894	25	(19)	—	207	(3,942)	25,059
Warrants	27,477	(624)	(12,412)	7,494	(2,516)	—	—	—	19,419
Other Assets
Escrow Receivable	561	401	(287)	1,148	(948)	—	—	—	875
Total	$2,329,044	$5,785	$(42,091)	$1,162,985	$(98,584)	$(461,193)	$207	$(13,868)	$2,882,285

(in thousands)	Balance as of January 1, 2021	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of December 31, 2021
Investments
Senior Secured Debt	$2,079,465	$(3,744)	$(2,834)	$1,294,669	$—	$(1,208,548)	$—	$(2,299)	$2,156,709
Unsecured Debt	14,970	—	(1,655)	39,575	—	—	—	—	52,890
Preferred Stock	58,981	158	53,284	21,180	(62,897)	—	—	(1,267)	69,439
Common Stock	27,398	(60,904)	15,663	4,371	60,900	—	—	(25,460)	21,968
Warrants	21,483	7,091	6,961	4,050	(10,339)	—	—	(1,769)	27,477
Other Assets
Escrow Receivable	65	585	(1,540)	2,494	(1,043)	—	—	—	561
Total	$2,202,362	$(56,814)	$69,879	$1,366,339	$(13,379)	$(1,208,548)	$—	$(30,795)	$2,329,044

(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
Transfers out of Level 3 during the year ended December 31, 2022 related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the year ended December 31, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
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

For the year ended December 31, 2022, approximately $19.4 million net unrealized depreciation and $6.8 million net unrealized appreciation relating to assets still held at the reporting date was recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $18.9 million and $12.7 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the year ended December 31, 2021, approximately $8.7 million in net unrealized depreciation and $15.7 million in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $5.0 million and $6.1 million in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$903,427	Market Comparable Companies	Hypothetical Market Yield	11.74% - 19.04%	15.17%
			Premium/(Discount)	(0.75)% - 1.75%	0.01%

Technology	967,108	Market Comparable Companies	Hypothetical Market Yield	12.05% - 18.53%	15.21%
			Premium/(Discount)	(1.00)% - 1.50%	0.20%
	20,356	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.79%
	1,671	Liquidation (3)	Probability weighting of alternative outcomes	5.00% - 80.00%	48.29%

Sustainable and Renewable Technology	3,006	Market Comparable Companies	Hypothetical Market Yield	14.71% - 14.71%	14.71%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	328,393	Market Comparable Companies	Hypothetical Market Yield	13.68% - 18.49%	14.82%
			Premium/(Discount)	(2.00)% - 0.75%	(0.43)%
	8,042	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

Debt Investments for which Cost Approximates Fair Value
	392,168	Debt Investments originated within 6 months
	77,676	Imminent Payoffs (4)
	93,597	Debt Investments Maturing in Less than One Year
	$2,795,444	Total Level 3 Debt Investments

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
•
Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•
Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•
Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.

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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2021 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$451,587	Market Comparable Companies	Hypothetical Market Yield	9.69% - 13.89%	11.34%
			Premium/(Discount)	(0.50)% - 0.75%	0.06%

Technology	654,320	Market Comparable Companies	Hypothetical Market Yield	8.98% - 14.54%	11.64%
			Premium/(Discount)	(0.50)% - 0.75%	0.12%
	2,608	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 50.00%	40.48%
	20,425	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 35.00%	32.95%

Sustainable and Renewable Technology	247	Convertible Note Analysis	Probability weighting of alternative outcomes	40.00% - 60.00%	51.84%
	7,500	Expected Realizable Value (4)	Probability weighting of alternative outcomes	100.00% - 100.00%	100.00%

Lower Middle Market	3,100	Originated Within 4-6 Months	Origination Yield	5.17% - 5.17%	5.17%
	81,566	Market Comparable Companies	Hypothetical Market Yield	12.23% - 16.01%	13.22%
			Premium/(Discount)	0.00% - 1.50%	0.43%
	90,504	Expected Realizable Value (4)	Probability weighting of alternative outcomes	30.00% - 70.00%	57.74%
			Hypothetical Market Yield	10.64% - 10.64%	10.64%
			Premium/(Discount)	(1.00)% - (1.00)%	(1.00)%
	8,269	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

Debt Investments for which Cost Approximates Fair Value
	757,889	Debt Investments originated within 6 months
	131,584	Debt Investments Maturing in Less than One Year
	$2,209,599	Total Level 3 Debt Investments

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
•
Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•
Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•
Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$30,086	Market Comparable Companies	EBITDA Multiple (2)	12.4x - 12.4x	12.4x
			Revenue Multiple (2)	0.7x - 16.1x	7.4x
			Tangible Book Value Multiple (2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability (3)	8.11% - 28.90%	19.79%
	13,795	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.82)% - 16.34%	(16.69)%
	19,153	Discounted Cash Flow	Discount Rate (7)	17.72% - 30.13%	24.46%
	—	Liquidation	Revenue Multiple (2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability (3)	85.00% - 85.00%	85.00%
	3,513	Other (6)
Warrant Investments	12,479	Market Comparable Companies	EBITDA Multiple (2)	12.4x - 12.4x	12.4x
			Revenue Multiple (2)	0.6x - 8.8x	3.4x
			Discount for Lack of Marketability (3)	8.11% - 32.70%	18.97%
	6,934	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(97.82)% - 66.43%	(8.86)%
	—	Liquidation	Revenue Multiple (2)	6.2x - 6.2x	6.2x
			Discount for Lack of Marketability (3)	90.00% - 90.00%	90.00%
	6	Other (6)
Total Level 3 Warrant and Equity Investments	$85,966

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

As of December 31, 2022 and December 31, 2021, the 2033 Notes were trading on the NYSE at $24.59 and $26.67 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around December 31, 2022 the 2031 Asset-Backed Notes were quoted for 0.951. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of December 31, 2022 and December 31, 2021.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,738	$155,257	$—	$—	$155,257
July 2024 Notes	104,533	102,019	—	—	102,019
February 2025 Notes	49,751	47,044	—	—	47,044
June 2025 Notes	69,595	64,198	—	—	64,198
June 2025 3-Year Notes	49,616	47,528	—	—	47,528
March 2026 A Notes	49,700	45,512	—	—	45,512
March 2026 B Notes	49,673	45,588	—	—	45,588
September 2026 Notes	321,358	269,509	—	—	269,509
January 2027 Notes	344,604	296,826	—	—	296,826
2031 Asset-Backed Notes	147,957	142,620	—	142,620	—
2033 Notes	38,826	39,344	—	39,344	—
MUFG Bank Facility(1)	107,000	107,000	—	—	107,000
SMBC Facility	72,000	72,000	—	—	72,000
Total	$1,574,351	$1,434,445	$—	$181,964	$1,252,481
(1)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

(in thousands)	December 31, 2021
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$145,498	$151,471	$—	$—	$151,471
2022 Notes	149,563	152,906	—	152,906	—
July 2024 Notes	104,238	110,496	—	—	110,496
February 2025 Notes	49,637	51,983	—	—	51,983
June 2025 Notes	69,433	72,031	—	—	72,031
March 2026 A Notes	49,605	52,646	—	—	52,646
March 2026 B Notes	49,570	52,751	—	—	52,751
September 2026 Notes	320,376	315,495	—	—	315,495
2033 Notes	38,718	42,672	—	42,672	—
2022 Convertible Notes	229,740	236,049	—	236,049	—
Union Bank Facility	—	—	—	—	—
SMBC Facility	29,925	29,925	—	—	29,925
Total	$1,236,303	$1,268,425	$—	$431,627	$836,798

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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2022, 2021, and 2020.

(in thousands)			For the Year Ended December 31, 2022
Portfolio Company(1)	Type	Fair Value as of December 31, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$319	$—	$—	$(246)	$—
Gibraltar Business Capital, LLC	Control	36,944	3,385	68	(6,968)	—
Hercules Adviser LLC	Control	31,153	546	—	7,163	—
Tectura Corporation	Control	8,042	690	—	(227)	—
Total Control Investments		$76,458	$4,621	$68	$(278)	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	—	1,204	—	4,209	(2,014)
Total Affiliate Investments		$—	$1,204	$—	$4,089	$1,758
Total Control & Affiliate Investments		$76,458	$5,825	$68	$3,811	$1,758

(in thousands)			For the Year Ended December 31, 2021
Portfolio Company(1)	Type	Fair Value as of December 31, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$565	$—	$—	$315	$—
Gibraltar Business Capital, LLC	Control	43,830	3,178	54	(14,616)	—
Hercules Adviser LLC	Control	20,840	141	—	11,955	—
Tectura Corporation	Control	8,269	690	5	(331)	—
Total Control Investments		$73,504	$4,009	$59	$(2,677)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,120	$—	$—	$1,905	$—
Pineapple Energy LLC	Affiliate	8,338	10	—	(282)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	62,183	(62,143)
Total Affiliate Investments		$9,458	$10	$—	$63,806	$(62,143)
Total Control & Affiliate Investments		$82,962	$4,019	$59	$61,129	$(62,143)

(in thousands)			For the Year Ended December 31, 2020
Portfolio Company(1)	Type	Fair Value as of December 31, 2020	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Gibraltar Business Capital, LLC	Control	$48,800	$2,249	$21	$(1,419)	$—
Tectura Corporation	Control	8,600	608	—	(852)	—
Total Control Investments		$57,400	$2,857	$21	$(2,271)	$—

Affiliate Investments
Optiscan BioMedical, Corp.	Affiliate	$—	$13	$—	$4,532	$(14,146)
Pineapple Energy LLC	Affiliate	8,340	—	—	(3,927)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	520	—	(346)	(3)
Total Affiliate Investments		$8,340	$533	$—	$259	$(14,149)
Total Control & Affiliate Investments		$65,740	$3,390	$21	$(2,012)	$(14,149)
(1)
In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of December 31, 2022, December 31, 2021, and December 31, 2020 there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
(2)
As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,741,388	92.5%	$2,156,709	88.6%
Unsecured Debt	54,056	1.8%	52,890	2.2%
Preferred Stock	41,488	1.4%	69,439	2.8%
Common Stock	92,484	3.1%	115,271	4.7%
Warrants	30,646	1.1%	38,399	1.6%
Investment Funds & Vehicles	3,893	0.1%	1,814	0.1%
Total	$2,963,955	100.0%	$2,434,522	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2022 and December 31, 2021 is shown as follows:

(in thousands)	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,670,520	90.1%	$2,138,184	87.8%
United Kingdom	171,629	5.8%	169,407	7.0%
Netherlands	88,915	3.0%	82,925	3.4%
Canada	19,472	0.7%	27,673	1.1%
Israel	9,052	0.3%	8,980	0.4%
Ireland	2,804	0.1%	5,459	0.2%
Germany	990	0.0%	1,894	0.1%
Other	573	0.0%	—	0.0%
Total	$2,963,955	100.0%	$2,434,522	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,150,707	38.8%	$967,383	39.7%
Software	798,264	26.9%	585,622	24.1%
Consumer & Business Services	439,384	14.8%	395,506	16.3%
Healthcare Services, Other	198,763	6.7%	121,003	5.0%
Communications & Networking	101,833	3.5%	105,490	4.3%
Diversified Financial Services	68,569	2.3%	65,073	2.7%
Information Services	60,759	2.1%	74,417	3.1%
Manufacturing Technology	46,109	1.6%	14,995	0.6%
Biotechnology Tools	32,825	1.1%	—	0.0%
Semiconductors	21,921	0.7%	22,498	0.9%
Electronics & Computer Hardware	21,517	0.7%	1,040	0.0%
Sustainable and Renewable Technology	15,486	0.5%	39,387	1.6%
Surgical Devices	3,038	0.1%	1,029	0.0%
Consumer & Business Products	2,821	0.1%	28,099	1.2%
Medical Devices & Equipment	1,834	0.1%	12,612	0.5%
Drug Delivery	90	0.0%	368	0.0%
Media/Content/Info	35	0.0%	—	0.0%
Total	$2,963,955	100.0%	$2,434,522	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2022 or December 31, 2021.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Consumer & Business Services”, "Healthcare Services, Other", and “Communications & Networking" sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

As of December 31, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 29.0% and 30.5% of the total fair value of the Company’s investments in portfolio companies, respectively. As of December 31, 2022 and December 31, 2021, the Company had eight and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of December 31, 2022, the Company had four equity investments representing approximately 39.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2021, the Company had six equity investments which represented approximately 49.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of December 31, 2022 and December 31, 2021:

	Percentage of debt investments (at fair value), as of
	December 31, 2022	December 31, 2021
Senior Secured First Lien
All assets including intellectual property	42.0%	37.5%
All assets with negative pledge on intellectual property	26.1%	31.6%
“Last-out” with security interest in all of the assets	11.6%	7.9%
Total senior secured first lien position	79.7%	77.0%
Second lien	18.4%	20.6%
Unsecured	1.9%	2.4%
Total debt investments at fair value	100.0%	100.0%

Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Contractual interest income	$249,375	$200,682	$208,017
Exit fee interest income	32,063	37,494	41,191
PIK interest income	20,455	11,210	9,009
Other interest income (1)	5,365	3,974	5,162
Total interest income	307,258	253,360	263,379

Recurring fee income	7,834	7,458	7,768
Accelerated fee income - expired commitments	1,502	3,031	3,130
Accelerated fee income - early repayments	5,094	17,127	12,981
Total fee income	14,430	27,616	23,879
(1)
Other interest income includes OID interest income and interest recorded on other assets.

As of December 31, 2022 and 2021, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2022	2021
Offset against debt investment cost	$43.1	$36.5
Deferred obligation contingent on funding or other milestone	10.9	6.4
Total Unamortized Fee Income	$54.0	$42.9

As of December 31, 2022 and 2021, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2022	2021
Included within debt investment cost	$32.5	$29.6
Deferred receivable related to expired commitments	5.0	5.4
Total Exit Fees Receivable	$37.5	$35.0

5. Debt

As of December 31, 2022 and December 31, 2021, the Company had the following available and outstanding debt:

(in thousands)	December 31, 2022			December 31, 2021
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$169,738	$175,000	$150,500	$145,498
2022 Notes	—	—	—	150,000	150,000	149,563
July 2024 Notes	105,000	105,000	104,533	105,000	105,000	104,238
February 2025 Notes	50,000	50,000	49,751	50,000	50,000	49,637
June 2025 Notes	70,000	70,000	69,595	70,000	70,000	69,433
June 2025 3-Year Notes	50,000	50,000	49,616	—	—	—
March 2026 A Notes	50,000	50,000	49,700	50,000	50,000	49,605
March 2026 B Notes	50,000	50,000	49,673	50,000	50,000	49,570
September 2026 Notes	325,000	325,000	321,358	325,000	325,000	320,376
January 2027 Notes	350,000	350,000	344,604	—	—	—
2031 Asset-Backed Notes	150,000	150,000	147,957	—	—	—
2033 Notes	40,000	40,000	38,826	40,000	40,000	38,718
2022 Convertible Notes	—	—	—	230,000	230,000	229,740
MUFG Bank Facility (2)(3)	545,000	107,000	107,000	400,000	—	—
SMBC Facility (2)	225,000	72,000	72,000	100,000	29,925	29,925
Total	$2,185,000	$1,594,000	$1,574,351	$1,745,000	$1,250,425	$1,236,303

(1)
Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
Availability subject to the Company meeting the borrowing base requirements.
(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
SBA Debentures	$5,262	$5,002
2022 Notes	—	300
July 2024 Notes	467	762
February 2025 Notes	249	363
June 2025 Notes	405	567
June 2025 3-Year Notes	384	—
March 2026 A Notes	300	395
March 2026 B Notes	327	430
September 2026 Notes	3,642	4,624
January 2027 Notes	5,396	—
2031 Asset-Backed Notes	2,043	—
2033 Notes	1,174	1,282
2022 Convertible Notes	—	149
MUFG Bank Facility (1)	1,292	1,239
SMBC Facility (1)	1,701	922
Total	$22,642	$16,035

(1)
The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the year ended December 31, 2022, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2022
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,997	$581	$—	$4,578	$2,835
2022 Notes(3)	1,011	50	—	1,061	2,293
July 2024 Notes	5,009	295	—	5,304	5,009
February 2025 Notes	2,140	115	—	2,255	2,140
June 2025 Notes	3,017	162	—	3,179	3,017
June 2025 3-Year Notes	1,567	81	—	1,648	1,500
March 2026 A Notes	2,250	95	—	2,345	2,250
March 2026 B Notes	2,275	103	—	2,378	2,275
September 2026 Notes	8,698	815	—	9,513	8,531
January 2027 Notes	11,630	782	—	12,412	5,906
2031 Asset-Backed Notes	3,975	209	—	4,184	3,671
2033 Notes	2,500	108	—	2,608	2,500
2022 Convertible Notes(3)	923	148	—	1,071	5,004
MUFG Bank Facility(2)	4,548	941	2,285	7,774	4,097
SMBC Facility	1,209	315	513	2,037	1,047
Total	$54,749	$4,800	$2,798	$62,347	$52,075

(1)
Interest expense includes amortization of original issue discounts for the year ended December 31, 2022, of $23 thousand, $112 thousand, $166 thousand, $475 thousand, and $98 thousand related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
(3)
The Company fully redeemed the 2022 Notes on February 22, 2022 and fully repaid the 2022 Convertible Notes on February 1, 2022.

For the year ended December 31, 2021, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2021
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,580	$452	$—	$2,032	$2,272
2022 Notes	7,102	360	—	7,462	6,938
July 2024 Notes	5,009	295	—	5,304	5,008
February 2025 Notes	2,140	115	—	2,255	2,140
April 2025 Notes(3)	1,969	1,667	—	3,636	2,635
June 2025 Notes	3,017	162	—	3,179	3,017
March 2026 A Notes	2,250	93	—	2,343	1,875
March 2026 B Notes	1,877	85	—	1,962	1,138
September 2026 Notes	2,513	236	—	2,749	—
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes(3)	4,888	2,176	—	7,064	4,972
2028 Asset-Backed Notes(3)	8,139	2,351	—	10,490	8,240
2022 Convertible Notes	10,734	892	—	11,626	10,062
Wells Facility(3)	—	198	675	873	—
MUFG Bank Facility(4)	672	1,228	1,906	3,806	672
SMBC Facility	57	33	44	134	—
Total	$54,447	$10,451	$2,625	$67,523	$51,469

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
(4)
The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.

For the year ended December 31, 2020, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

	Year ended December 31, 2020
(in thousands) Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,464	$551	$—	$4,015	$4,285
2022 Notes	7,307	360	—	7,667	6,938
July 2024 Notes	5,009	294	—	5,303	5,009
February 2025 Notes	1,938	103	—	2,041	1,070
April 2025 Notes	3,938	381	—	4,319	3,938
June 2025 Notes	1,743	92	—	1,835	1,509
March 2026 A Notes	356	14	—	370	—
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes	9,116	512	—	9,628	9,139
2028 Asset-Backed Notes	11,758	257	—	12,015	11,756
2022 Convertible Notes	10,733	892	—	11,625	10,062
Wells Facility	25	175	519	719	26
Union Bank Facility(2)	1,718	1,266	1,745	4,729	2,042
Total	$59,605	$5,005	$2,264	$66,874	$58,274

(1)
Interest expense includes amortization of original issue discounts for the year ended December 31, 2020, of $165 thousand, $671 thousand, for the 2022 Notes, and 2022 Convertible Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.

As of December 31, 2022, December 31, 2021, and December 31, 2020, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company held the following SBA debentures outstanding principal balances as of December 31, 2022 and December 31, 2021:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2022	December 31, 2021
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	—
January 21, 2022	March 1, 2032	3.21%	20,000	—
Total SBA Debentures			$175,000	$150,500

(1)
Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs' compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of December 31, 2022 and December 31, 2021.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of December 31, 2022, HC IV has issued the entire $175.0 million in SBA guaranteed debentures.

As of December 31, 2022, the Company held investments in HC IV in 21 companies with a fair value of approximately $343.7 million, accounting for approximately 11.6% of the Company’s total investment portfolio. Further, HC IV held approximately $348.6 million in tangible assets which accounted for approximately 11.5% of the Company’s total assets as of December 31, 2022.

As of December 31, 2021, the Company held investments in HC IV in 15 companies with a fair value of approximately $244.5 million, accounting for approximately 10.0% of the Company’s total investment portfolio. HC IV held approximately $245.7 million in tangible assets which accounted for approximately 9.5% of the Company’s total assets as of December 31, 2021.

2022 Notes

On October 23, 2017, the Company issued $150.0 million in aggregate principal amount of 4.625% interest-bearing unsecured notes that mature on October 23, 2022 (the “2022 Notes”), unless repurchased in accordance with their terms. Interest on the 2022 Notes is due semiannually in arrears on April 23 and October 23 of each year, commencing on April 23, 2018. On February 22, 2022, pursuant to the redemption terms of the 2022 Notes indenture, the Company fully repaid the aggregate outstanding $150.0 million of principal and $2.3 million of accrued interest. In addition, the Company paid $3.3 million of prepayment premium fees, which together with the accelerated recognition of $0.3 million of debt issuance costs was recognized as a realized loss on extinguishment of the debt.

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

June 2025 Notes

On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of 4.31% interest-bearing unsecured notes due June 3, 2025 (the “June 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering pursuant to the June 2025 Notes indenture. Interest on the June 2025 Notes is due semiannually. The June 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of December 31, 2022 and 2021, there was approximately $10.1 million and none, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.

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

Credit Facilities

As of December 31, 2022 and December 31, 2021, the Company had two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the year ended December 31, 2022 and 2021, the weighted average interest rate was 4.51% and 2.54%, respectively, and the average debt outstanding under the Credit Facilities was $127.7 million and $28.8 million, respectively.

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

The MUFG Bank Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding IV, including covenants relating to certain changes of control of Hercules Funding IV. Among other things, these covenants require the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a minimum tangible net worth with respect to Hercules Funding IV. The MUFG Bank Facility provides for customary events of default, including with respect to payment defaults, breach of representations and covenants, servicer defaults, certain key person provisions, cross default provisions to certain other debt, lien and judgment limitations, and bankruptcy.

On January 13, 2023, the Company entered into the Third Amendment to Loan and Security Agreement (the “MUFG Third Amendment”), which amends certain provisions of the second amended credit facility agreement dated as of February 20, 2020 to, among other things, (i) reduce the maximum revolver amount from $545.0 million to $400.0 million, which may be further increased to $600.0 million pursuant to an uncommitted accordion feature, (ii) modify the borrowing spread to a margin to SOFR plus 2.75%, (iii) modify the non-use fee during the revolving credit availability period to a range of 0.75% to 0.375%, (iv) extend the maturity of the revolving credit facility to January 13, 2026, plus a 12-month amortization period, unless sooner terminated in accordance with its terms, (v) modify the cash management provisions and (vi) modify the minimum tangible net worth covenant to an amount that is in excess of $869.0 million.

SMBC Facility

On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. The SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. As of December 31, 2021, the Company had access to $100.0 million subject to certain conditions. Additionally, the SMBC Facility provides for the issuance of letters of credit on the account of the Company or its designee in U.S. dollars and certain agreed upon foreign currencies in an aggregate face amount not to exceed $15.0 million. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance.

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

On January 13, 2023, the Company entered into a Letter of Credit Facility Agreement (the “SMBC LC Facility”) with Sumitomo Mitsui Banking Corporation that provides for a letter of credit facility with a final maturity date ending on January 13, 2026 and an initial commitment amount of $100.0 million. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.
6. Income Taxes

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

As previously noted, the determination of taxable income pursuant to U.S. federal income tax regulations differs from U.S. GAAP. As a result, permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. During the year ended December 31, 2022, the Company reclassified $3.0 million from accumulated net realized gains (losses) to additional paid-in capital for book purposes primarily related to net realized gains from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes.

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

During the years ended December 31, 2022, 2021 and 2020, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Undistributed net investment income (distributions in excess of investment income)	$(8,784)	$19,486	$(26,297)
Accumulated realized gains (losses)	(834)	69,066	100,353
Additional paid-in capital	9,618	(88,552)	(74,056)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital, or a combination thereof. The tax character of distributions paid are as follows for each of the years ended:

(in millions)	Year Ended December 31,
	2022	2021	2020
Ordinary income	$203.7	$122.6	$118.0
Long-term capital gains	43.1	55.2	36.7

As of December 31, 2022, 2021 and 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	Year Ended December 31,
	2022	2021	2020
Accumulated capital gains	$(3,102)	$43,005	$9,923
Other temporary differences	(20,100)	(16,206)	(11,711)
Undistributed ordinary income	127,703	149,069	97,401
Unrealized appreciation (depreciation)	(44,592)	40,655	37,778
Components of distributable earnings	$59,909	$216,523	$133,391

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $72.2 million, $121.0 million, and $166.2 million, as of December 31, 2022, 2021, and 2020, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $112.0 million, $75.7 million, and $126.1 million, as of December 31, 2022, 2021, 2020, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $39.8 million as of December 31, 2022. The net unrealized appreciation over cost for U.S. federal income tax purposes was $45.3 million and $40.1 million as of December 31, 2021 and 2020, respectively. The aggregate cost of securities for U.S. federal income tax purposes was $3.0 billion and $2.4 billion as of December 31, 2022 and 2021, respectively.

As a RIC, the Company is subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of its ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (the "Excise Tax Avoidance Requirement"). The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

Additionally, the Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for U.S. GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax at normal U.S. federal tax rates based on its taxable income.

For the year ended December 31, 2022, the Company paid approximately $7.4 million of income tax, including excise tax, and had $5.2 million accrued, but unpaid tax expense as of December 31, 2022. For the year ended December 31, 2021, the Company paid approximately $3.8 million of income tax, including excise tax, and had $7.2 million accrued, including $7.0 million of excise tax, relating to unpaid excise tax expense as of the balance sheet date. For the year ended December 31, 2020, the Company paid approximately $2.5 million of income tax, including excise tax, and had $3.0 million accrued relating to unpaid excise tax expense as of the balance sheet date.

In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2019 - 2021 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2018 – 2021 state tax years for the Company remain subject to examination by the state taxing authorities.

7. Stockholders’ Equity and Distributions

The Company has issued and outstanding 133,044,602 and 116,618,891 shares of common stock as of December 31, 2022 and December 31, 2021, respectively. The Company may from time-to-time issue and sell shares of its common stock through public or At-The-Market ("ATM") offerings. The Company currently sells shares through its equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jeffries”) (the “2022 Equity Distribution Agreement”). The 2022 Equity Distribution Agreement provides that the Company may offer and sell up to 17.5 million shares of its common stock from time to time through JMP or Jeffries, as its sales agents. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

The Company issued and sold the following shares of common stock during the years ended December 31, 2022, 2021, and 2020:

(in millions, except per share data)
Year Ending December 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2020	6.3	$78.2	$1.0	$77.2	$12.31
2021	0.6	$10.8	$0.2	$10.6	$16.62
2022	14.6	$232.1	$2.4	$229.7	$15.77

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2022, approximately 8.5 million shares remain available for issuance and sale under the current equity distribution agreement.

The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the years ended December 31, 2022, 2021, and 2020:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 12, 2020	March 2, 2020	March 9, 2020	$0.32	$35,378
Supplemental	February 12, 2020	March 2, 2020	March 9, 2020	$0.08	$8,845
Base	April 27, 2020	May 14, 2020	May 21, 2020	$0.32	$36,002
Base	July 22, 2020	August 10, 2020	August 17, 2020	$0.32	$36,557
Base	October 21, 2020	November 9, 2020	November 16, 2020	$0.32	$36,686
Supplemental	October 21, 2020	November 9, 2020	November 16, 2020	$0.02	$2,293
Total distributions declared during the year ended December 31, 2020				$1.38	$155,761
Base	February 17, 2021	March 8, 2021	March 15, 2021	$0.32	$37,012
Supplemental	February 17, 2021	March 8, 2021	March 15, 2021	$0.05	$5,783
Base	April 21, 2021	May 12, 2021	May 19, 2021	$0.32	$37,053
Supplemental	April 21, 2021	May 12, 2021	May 19, 2021	$0.07	$8,105
Base	July 21, 2021	August 11, 2021	August 18, 2021	$0.32	$37,079
Supplemental	July 21, 2021	August 11, 2021	August 18, 2021	$0.07	$8,111
Base	October 21, 2021	November 10, 2021	November 17, 2021	$0.33	$38,306
Supplemental	October 21, 2021	November 10, 2021	November 17, 2021	$0.07	$8,126
Total distributions declared during the year ended December 31, 2021				$1.55	$179,575
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	$0.15	$18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	$0.33	$41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	$0.15	$18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	$0.35	$44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	$0.15	$19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	$0.36	$47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	$0.15	$19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077

In 2022, for income tax purposes, the distributions paid of $1.97 per share were comprised of ordinary income of $1.63 per share and $0.34 per share of long-term capital gains. As of December 31, 2022, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.94 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in 2023.

The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During 2022, 2021, and 2020, the Company issued 259,466, 248,041, and 280,690 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

8. Equity Incentive Plans

The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company’s equity-based awards are granted under the 2018 Equity Incentive Plan (the “2018 Plan”) for employees and 2018 Non-Employee Director Plan (the “Director Plan”) for non-employee directors. The 2018 Plan and the Director Plan were approved by stockholders on June 28, 2018 and authorize us to issue up to 18.7 million shares of common stock and 300,000 shares of restricted stock under the 2018 Plan and Director Plan, respectively. Unless earlier terminated by the Board, the 2018 Plan and Director Plan will terminate on May 12, 2028. Outstanding awards issued under plans that precede the 2018 Plan and Director Plan remain outstanding, unchanged and subject to the terms of such plans and their respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the years ended

December 31, 2022, 2021, and 2020, the Company recognized $13.4 million, $11.9 million, and $11.1 million of stock-based compensation expense in the Consolidated Statement of Operations, respectively. As of December 31, 2022 and 2021, approximately $13.1 million and $15.8 million of total unrecognized compensation costs expected to be recognized over the next 1.7 and 1.8 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, and generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms (the “Service Vesting Awards”). The grant date fair value of Service Vesting Awards granted during the years ended December 31, 2022, 2021, and 2020, were approximately $11.1 million, $12.1 million and $11.2 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three years ended December 31, 2022, 2021, and 2020 are summarized below:

	Year ended, December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,037,848	$14.51	989,100	$13.69	782,346	$13.07
Granted	632,831	$17.24	751,074	$14.80	779,211	$12.46
Vested (1)	(686,030)	$14.40	(620,116)	$13.69	(543,486)	$13.15
Forfeited	(25,664)	$16.00	(82,210)	$14.17	(28,971)	$13.82
Unvested Shares End of Period	958,985	$16.35	1,037,848	$14.51	989,100	$13.69

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

In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the years ended December 31, 2022, 2021, and 2020, was approximately $166,000, $144,000 and $10,000, respectively. During the years ended December 31, 2022, 2021, and 2020, approximately $76,000, $37,000, and $28,000 of share-based cost due to stock option grants was expensed, respectively.

Performance-Vesting Awards

The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). The total compensation will be determined by the Company’s TSR relative to specified BDCs during a specified performance period. Depending on the results achieved during the specified performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target shares granted. The Performance Awards typically vest after four years, and generally may not be disposed until one year post vesting. The Company determines the fair values of the Performance Awards at the grant date using a Monte-Carlo simulation multiplied by the target payout level and is recognized over the service period. For certain Performance Awards, distribution equivalent units (“Performance DEUs”) will accrue in the form of additional shares, but will not be paid unless the Performance Awards to which such Performance DEUs relate actually vest.

During the year ended December 31, 2022, all of the previously granted 487,409 Performance Awards shares vested, and an additional 487,409 Performance Awards were granted and vested immediately with a grant date fair value of $8.1 million upon meeting certain performance conditions. Further, 639,413 Performance DEUs were issued and vested immediately with an aggregate grant date fair value of $6.2 million. During the periods ended December 31, 2021 or 2020, no Performance DEUs were issued, nor were any Performance Awards or Performance DEUs granted or vested. As of December 31, 2022, 2021, or 2020, there were zero, 487,409, and 487,409 shares of unvested Performance Awards.

Liability Classified Awards

The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). The remaining maximum total potential value of the Liability Awards granted is $3.1 million, which assumes all performance conditions are met for each Liability award. If the performance conditions are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The awards are recorded as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statement of Assets and Liabilities.

Certain Liability Awards are structured similar to the Performance Awards and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of December 31, 2022, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three-year service term.

As of December 31, 2022, all Liability Awards were unvested and there was approximately $1.9 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.3 years. For the year ended December 31, 2022, there was approximately $2.7 million of accumulated compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $1.2 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2022, $7.2 million of the Liability Awards vested.

As of December 31, 2021, all Liability Awards were unvested and there was approximately $4.5 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.2 years. For the year ended December 31, 2021, there was approximately $1.7 million of accumulated compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $5.7 accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. No Liability Awards vested during the year ended December 31, 2021.

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Year Ended December 31,
	2022	2021	2020
Numerator
Net increase (decrease) in net assets resulting from operations	$102,081	$174,155	$227,261
Less: Total distributions declared	(249,077)	(179,575)	(155,761)
Total Earnings, net of total distributions	(146,996)	(5,420)	71,500

Earnings, net of distributions attributable to common shares	(146,995)	(5,420)	70,995
Add: Distributions declared attributable to common shares	246,873	177,864	154,658
Numerator for basic and diluted change in net assets per common share	$99,878	$172,444	$225,653

Denominator
Basic weighted average common shares outstanding	125,189	114,742	111,985
Incremental shares from assumed conversion of 2022 Convertible Notes	—	512	—
Common shares issuable	1,470	701	282
Weighted average common shares outstanding assuming dilution	126,659	115,955	112,267

Change in net assets per common share:
Basic	$0.80	$1.50	$2.02
Diluted	$0.79	$1.49	$2.01

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.

As disclosed in “Note 5 – Debt”, on February 1, 2022, the Company fully repaid the 2022 Convertible Notes. As these notes were fully repaid, there is no dilutive impact for the year ended December 31, 2022. In July 2021, the Company irrevocably elected combination settlement for the 2022 Convertible Notes. Therefore the dilutive impact of the 2022 Convertible Notes, was calculated for only the portion expected to be settled in stock as it relates to the diluted shares outstanding for the year ended December 31, 2021.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2022, 2021 and 2020, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Year Ended December 31,
Anti-dilutive Securities	2022	2021	2020
2022 Convertible Notes	—	—	5,543,097
Unvested common stock options	2,085	690	66,578
Restricted stock units*	—	20	—
Unvested restricted stock awards	2,116	861	10,049
Performance awards*	—	—	—

*Included in these amounts are shares related to certain equity-based awards, which are fully vested but have not been delivered and thus not outstanding for purposes of calculating earnings per share.

As of December 31, 2022 and 2021, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the five years ended December 31, 2022, 2021, 2020, 2019, and 2018:

(in thousands, except per share data)	Year Ended December 31,
	2022	2021	2020	2019	2018
Per share data (1):
Net asset value at beginning of period	$11.22	$11.26	$10.55	$9.90	$9.96
Net investment income	1.50	1.29	1.39	1.41	1.20
Net realized gain (loss)	(0.01)	0.18	(0.50)	0.16	(0.12)
Net unrealized appreciation (depreciation)	(0.68)	0.03	1.13	0.14	(0.23)
Total from investment operations	0.81	1.50	2.02	1.71	0.85
Net increase (decrease) in net assets from capital share transactions (1)	0.34	(0.08)	0.01	0.20	0.23
Distributions of net investment income (6)	(1.63)	(1.06)	(1.03)	(1.15)	(1.26)
Distributions of capital gains (6)	(0.36)	(0.49)	(0.36)	(0.18)	—
Stock-based compensation expense included in net investment income and other movements (2)	0.15	0.09	0.07	0.07	0.12
Net asset value at end of period	$10.53	$11.22	$11.26	$10.55	$9.90

Ratios and supplemental data:
Per share market value at end of period	$13.22	$16.59	$14.42	$14.02	$11.05
Total return (3)	(10.14)%	25.62%	14.31%	39.36%	(7.56)%
Shares outstanding at end of period	133,045	116,619	114,726	107,364	96,501
Weighted average number of common shares outstanding	125,189	114,742	111,985	101,132	90,929
Net assets at end of period	$1,401,459	$1,308,547	$1,291,704	$1,133,049	$955,444
Ratio of total expense to average net assets (4)	9.92%	9.86%	11.30%	11.95%	10.73%
Ratio of net investment income before investment gains and losses to average net assets (4)	13.96%	11.28%	13.64%	13.74%	11.78%
Portfolio turnover rate (5)	19.29%	51.58%	32.38%	31.30%	38.76%
Weighted average debt outstanding	$1,468,335	$1,248,177	$1,309,903	$1,177,379	$826,931
Weighted average debt per common share	$11.73	$10.88	$11.70	$11.64	$9.09

(1)
All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)
Adjusts for the impact of stock-based compensation expense, which is a non-cash expense and has no net impact to net asset value. Pursuant to ASC Topic 718, the expense is offset by a corresponding increase in paid-in capital. Additionally, adjusts for other items attributed to the difference between certain per share data based on the weighted-average basic shares outstanding and those calculated using the shares outstanding as of a period end or transaction date.
(3)
The total return for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2022 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of December 31, 2022 and December 31, 2021, the Company had approximately $628.9 million and $286.8 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions".

The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of December 31, 2022 and December 31, 2021, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2022	December 31, 2021
Debt Investments:
Phathom Pharmaceuticals, Inc.	$66,500	$43,250
Provention Bio, Inc.	40,000	—
Thumbtack, Inc.	40,000	—
Vida Health, Inc.	40,000	—
Madrigal Pharmaceutical, Inc.	34,000	—
Oak Street Health, Inc.	33,750	—
Automation Anywhere, Inc.	29,400	—
HilleVax, Inc.	28,000	—
Skydio, Inc.	22,500	37,500
Axsome Therapeutics, Inc.	21,000	—
Brain Corporation	20,700	20,000
Replimune Group, Inc.	20,700	—
Aryaka Networks, Inc.	20,000	—
G1 Therapeutics, Inc.	19,375	19,375
Alladapt Immunotherapeutics Inc.	15,000	—
AppDirect, Inc.	15,000	—
Dronedeploy, Inc.	12,500	—
PathAI, Inc.	12,000	—
Viridian Therapeutics, Inc.	12,000	—
Tarsus Pharmaceuticals, Inc.	10,313	—
Alamar Biosciences, Inc.	10,000	—
Dashlane, Inc.	10,000	19,300
Fever Labs, Inc.	8,333	—
Kura Oncology, Inc.	8,250	—
Elation Health, Inc.	7,500	—
Gritstone Bio, Inc.	7,500	—
Nuvolo Technologies Corporation	5,970	—
Signal Media Limited	5,250	—
Akero Therapeutics, Inc.	5,000	—
Fulfil Solutions, Inc.	5,000	—
Demandbase, Inc.	3,750	9,375
Riviera Partners LLC	3,500	—
Babel Street	3,375	—
MacroFab, Inc.	3,000	—
Zappi, Inc.	2,571	—
Yipit, LLC	2,250	2,250
Khoros (p.k.a Lithium Technologies)	1,812	1,812
Ceros, Inc.	1,707	3,845
ThreatConnect, Inc.	1,600	1,600
RVShare, LLC	1,500	13,500
Dispatch Technologies, Inc.	1,250	—
LogicSource	1,209	—

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2022	December 31, 2021
Zimperium, Inc.	$1,088	$—
Ikon Science Limited	1,050	1,050
Cutover, Inc.	1,000	—
Omeda Holdings, LLC	938	—
Alchemer LLC	890	—
Fortified Health Security	840	—
Agilence, Inc.	800	800
Flight Schedule Pro, LLC	639	—
Constructor.io Corporation	625	—
Mobile Solutions Services	495	424
Enmark Systems, Inc.	457	457
Cybermaxx Intermediate Holdings, Inc.	390	471
Annex Cloud	386	—
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	225	225
Blue Sprig Pediatrics, Inc.	—	30,000
Syndax Pharmaceutics, Inc.	—	30,000
Equality Health, LLC	—	17,500
Carbon Health Technologies, Inc.	—	11,625
Bicycle Therapeutics PLC	—	10,000
Better Therapeutics, Inc.	—	4,000
Logicworks	—	2,000
3GTMS, LLC	—	1,583
Gryphon Networks Corp.	—	268
ePayPolicy Holdings, LLC	—	250
Pineapple Energy LLC	—	120
Total Unfunded Debt Commitments:	623,221	282,913
Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	2,842	3,839
Forbion Growth Opportunities Fund II C.V.	2,811	—
Total Unfunded Commitments in Investment Funds & Vehicles:	5,653	3,839

Total Unfunded Commitments	$628,874	$286,752

(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $173.5 million and $34.9 million of unfunded commitments as of December 31, 2022, and December 31, 2021, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions".
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	December 31, 2022	December 31, 2021
Unfunded Debt Commitments:
Expiring during:
2023	$461,296	$199,681
2024	134,856	43,675
2025	720	25,800
2026	9,038	2,232
2027	15,171	11,525
2028	2,140	—
Total Unfunded Debt Commitments	623,221	282,913

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	2,842	3,839
2032	2,811	—
Total Unfunded Commitments in Investment Funds & Vehicles	5,653	3,839
Total Unfunded Commitments	$628,874	$286,752

The following tables provide the Company’s contractual obligations as of December 31, 2022 and December 31, 2021:

As of December 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,594,000	$—	$382,000	$847,000	$365,000
Lease and License Obligations (4)	8,641	2,723	2,259	2,452	1,207
Total	$1,602,641	$2,723	$384,259	$849,452	$366,207

As of December 31, 2021:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,250,425	$380,000	$105,000	$574,925	$190,500
Lease and License Obligations (4)	8,283	3,120	2,958	1,427	778
Total	$1,258,708	$383,120	$107,958	$576,352	$191,278
(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, and $350.0 million of the January 2027 Notes as of December 31, 2022. There was also $72.0 million outstanding under the SMBC Facility and $107.0 million outstanding under the MUFG Bank Facility as of December 31, 2022.
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

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. Total rent expense, including short-term leases, amounted to approximately $3.2 million, $3.1 million, and $3.1 million, during the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of December 31, 2022 and 2021:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Total operating lease cost	$2,928	$2,900
Cash paid for amounts included in the measurement of lease liabilities	$3,064	$2,322
ROU assets obtained in exchange for lease liabilities	$—	$—

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)	5.48	4.30
Weighted-average discount rate	5.37%	4.81%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2022:

(in thousands)	As of December 31, 2022
2023	$2,598
2024	1,110
2025	1,149
2026	1,191
Thereafter	2,468
Total lease payments	8,516
Less: imputed interest & other items	(3,010)
Total operating lease liability	$5,506

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

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the years ended December 31, 2022 and 2021, are net of expenses allocated to the Adviser Subsidiary of $8.3 million and $5.0 million, respectively. As of December 31, 2022 and 2021, there was $0.1 million and $0.1 million receivable from the Adviser Subsidiary, respectively.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the year ended December 31, 2022, $747.1 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the year ended December 31, 2022, fundings of $330.2 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $137.0 million from the Adviser Funds relating to the assigned investments during the year ended December 31, 2022. Additionally, on May 31, 2022, the Company sold $73.5 million of assets to the Adviser Funds and realized a $0.1 million gain.

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

14. Subsequent Events

Dividend Distribution Declaration

On February 9, 2023, the Board declared (i) a fourth quarter cash distribution of $0.39 per share and (ii) a supplemental cash distribution of $0.32 per share, to be paid in four quarterly distributions of $0.08 per share beginning with the first quarter of 2023 (the "$0.32 Supplemental Cash Distribution"). The fourth quarter cash distribution and the first quarterly distribution of the $0.32 Supplemental Cash Distribution (a total of $0.47 per share) will be paid on March 9, 2023 to stockholders of record as of March 2, 2023.

Equity Offering

During January 2023, through its ATM program, the Company sold approximately 2.6 million shares of common stock for $34.9 million of net proceeds.

Credit Facility Agreements

On January 13, 2023, the Company entered into a Letter of Credit Facility Agreement (the “SMBC LC Facility”) with Sumitomo Mitsui Banking Corporation that provides for a letter of credit facility with a final maturity date ending on January 13, 2026 and an initial commitment amount of $100.0 million. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.

Additionally on January 13, 2023, the Company entered into the Third Amendment to Loan and Security Agreement (the “MUFG Third Amendment”), with the lenders party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner. The MUFG Third Amendment amends certain provisions of the second amended credit facility agreement dated as of February 20, 2020 to, among other things, (i) reduce the maximum revolver amount from $545.0 million to $400.0 million, which may be further increased to $600.0 million pursuant to an uncommitted accordion feature, (ii) modify the borrowing spread to a margin to SOFR plus 2.75%, (iii) modify the non-use fee during the revolving credit availability period to a range of 0.75% to 0.375%, (iv) extend the maturity of the revolving credit facility to January 13, 2026, plus a 12-month amortization period, unless sooner terminated in accordance with its terms, (v) modify the cash management provisions and (vi) modify the minimum tangible net worth covenant to an amount that is in excess of $869.0 million.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2022

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The following tables are being provided to update, as of December 31, 2022, certain information in the Company’s registration statement on Form N-2 (File No. 333-261732) filed with the SEC on December 17, 2021.

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

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	5.29%	(6)(7)
Interest and fees paid in connection with borrowed funds	4.63%	(8)
Acquired fund fees and expenses	0.01%	(10)
Total annual expenses	9.93%	(9)

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
(5)
“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2022, which is approximately $1,347.3 million.
(6)
“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2022.
(7)
We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.
(8)
“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2022.
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

Senior Securities

Information about our senior securities is shown in the following table for the periods as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 which is derived from our audited financial statements for these periods, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The “N/A” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

	Total Amount
	Outstanding		Average
	Exclusive of		Market
	Treasury	Asset Coverage	Value
Class and Year	Securities (1)	per Unit (2)	per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2013(7)	—	—	N/A
December 31, 2014(7)	—	—	N/A
December 31, 2015	$50,000,000	$26,352	N/A
December 31, 2016	$5,015,620	$290,234	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(7)	—	—	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
Secured Credit Facility with MUFG Bank Ltd. (MUFG)(9)
December 31, 2013(7)	—	—	N/A
December 31, 2014(7)	—	—	N/A
December 31, 2015(7)	—	—	N/A
December 31, 2016(7)	—	—	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
December 31, 2022	$107,000,000	$27,964	N/A
Secured Credit Facility with Sumitomo Mitsui Banking Corporation (SMBC)
December 31, 2021	$29,924,726	$85,479	N/A
December 31, 2022	$72,000,000	$41,558	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2013	$76,000,000	$16,075	N/A
December 31, 2014	$41,200,000	$31,535	N/A
December 31, 2015	$41,200,000	$31,981	N/A
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2013	$149,000,000	$8,199	N/A
December 31, 2014	$149,000,000	$8,720	N/A
December 31, 2015	$149,000,000	$8,843	N/A
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
December 31, 2021	—	—	N/A
Small Business Administration Debentures (HC IV)(6)
December 31, 2021	$150,500,000	$16,996	N/A
December 31, 2022	$175,000,000	$17,098	N/A
2016 Convertible Notes
December 31, 2013	$75,000,000	$16,847	$1,403
December 31, 2014	$17,674,000	$74,905	$1,290
December 31, 2015	$17,604,000	$74,847	$1,110
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2013	$84,489,500	$14,460	$1,021
December 31, 2014	$84,489,500	$15,377	$1,023
December 31, 2015	$64,489,500	$20,431	$1,017
December 31, 2016	$64,489,500	$22,573	$1,022
December 31, 2017	—	—	N/A

	Total Amount
	Outstanding		Average
	Exclusive of		Market
	Treasury	Asset Coverage	Value
Class and Year	Securities (1)	per Unit (2)	per Unit(3)
September 2019 Notes
December 31, 2013	$85,875,000	$14,227	$1,016
December 31, 2014	$85,875,000	$15,129	$1,026
December 31, 2015	$45,875,000	$28,722	$1,009
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
December 31, 2021	$150,000,000	$17,053	$1,019
December 31, 2022	—	—	N/A
2024 Notes
December 31, 2014	$103,000,000	$12,614	$1,010
December 31, 2015	$103,000,000	$12,792	$1,014
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
December 31, 2021	—	—	N/A
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
December 31, 2021	$40,000,000	$63,948	$1,067
December 31, 2022	$40,000,000	$74,804	$984
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
December 31, 2021	$105,000,000	$24,361	N/A
December 31, 2022	$105,000,000	$28,497	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A
December 31, 2021	$70,000,000	$36,542	N/A
December 31, 2022	$70,000,000	$42,745	N/A
June 2025 3-Year Notes
December 31, 2022	$50,000,000	$59,843	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
March 2026 B Notes
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
September 2026 Notes
December 31, 2021	$325,000,000	$7,871	N/A
December 31, 2022	$325,000,000	$9,207	N/A
January 2027 Notes
December 31, 2022	$350,000,000	$8,549	N/A
2017 Asset-Backed Notes
December 31, 2013	$89,556,972	$13,642	$1,004
December 31, 2014	$16,049,144	$80,953	$1,375
December 31, 2015	—	—	N/A

	Total Amount
	Outstanding		Average
	Exclusive of		Market
	Treasury	Asset Coverage	Value
Class and Year	Securities (1)	per Unit (2)	per Unit(3)
2021 Asset-Backed Notes
December 31, 2014	$129,300,000	$10,048	$1,000
December 31, 2015	$129,300,000	$10,190	$996
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
December 31, 2021	—	—	N/A
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
December 31, 2021	—	—	N/A
2031 Asset-Backed Notes
December 31, 2022	$150,000,000	$19,948	$951
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027
December 31, 2021	$230,000,000	$11,121	$1,026
December 31, 2022	$—	$—	N/A
Total Senior Securities(8)
December 31, 2013	$559,921,472	$2,182	N/A
December 31, 2014	$626,587,644	$2,073	N/A
December 31, 2015	$600,468,500	$2,194	N/A
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A
December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A
December 31, 2021	$1,250,424,726	$2,046	N/A
December 31, 2022	$1,594,000,000	$1,877	N/A
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
(7)
The Company’s Wells Facility and MUFG Bank Facility had no borrowings outstanding as of the periods noted above.
(8)
The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2022, our asset coverage ratio under our regulatory requirements as a business development company was 198.5% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.
(9)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment as the lead lender.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2023 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2023 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2023 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal III: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2023 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

	The following financial statements of the “Company” are filed herewith:

	AUDITED FINANCIAL STATEMENTS
	Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	70
	Consolidated Statements of Operations for the three years ended December 31, 2022	71
	Consolidated Statements of Changes in Net Assets for the three years ended December 31, 2022	72
	Consolidated Statements of Cash Flows for the three years ended December 31, 2022	73
	Consolidated Schedule of Investments as of December 31, 2022	74
	Consolidated Schedule of Investments as of December 31, 2021	85
	Notes to Consolidated Financial Statements	95

2.	The following financial statement schedules are filed herewith:

	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2022	137
	Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2021	138

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Item 15. 2. Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2022 and 2021

Schedules 12-14

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2022

(in thousands)
Portfolio Company	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2022
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (9)	Preferred Stock	$—	$—	$500	$—	—	$(187)	$313
	Common Stock	—	—	65	—	—	(59)	6
Gibraltar Business Capital, LLC (5)	Unsecured Debt	3,453	—	23,212	82	—	(1,594)	21,700
	Preferred Stock	—	—	19,393	—	—	(5,256)	14,137
	Common Stock	—	—	1,225	—	—	(118)	1,107
Hercules Adviser LLC (6)	Unsecured Debt	546	—	8,850	3,150	—	—	12,000
	Member Units	—	—	11,990	—	—	7,163	19,153
Total Majority Owned Control Investments		$3,999	$—	$65,235	$3,232	$—	$(51)	$68,416
Other Control Investments
Tectura Corporation(7)	Senior Debt	$690	$—	$8,269	$—	$—	$(227)	$8,042
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$690	$—	$8,269	$—	$—	$(227)	$8,042
Total Control Investments		$4,689	$—	$73,504	$3,232	$—	$(278)	$76,458

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (8)	Senior Debt	1,204	(2,014)	7,747	—	(7,780)	33	—
	Common Stock	—	—	591	—	(4,767)	4,176	—
Total Affiliate Investments		$1,204	$1,758	$9,458	$—	$(13,547)	$4,089	$—
Total Control and Affiliate Investments		$5,893	$1,758	$82,962	$3,232	$(13,547)	$3,811	$76,458

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
(8)
As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.
(9)
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

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2022

(in thousands)
Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$313
	Medical Devices & Equipment	Common Stock			180,000	—	6
Total Coronado Aesthetics, LLC						$250	$319
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	14,715	12,802
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,852	8,898
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	14,137
	Diversified Financial Services	Common Stock			830,000	1,884	1,107
Total Gibraltar Business Capital, LLC						$52,573	$36,944
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	19,153
Total Hercules Adviser LLC						$12,035	$31,153
Total Majority Owned Control Investments (4.88%)*						$64,858	$68,416
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,042
	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,042
Total Other Control Investments (0.58%)*						$22,413	$8,042
Total Control Investments (5.46%)*						$87,271	$76,458
Total Control and Affiliate Investments (5.46%)*						$87,271	$76,458

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2021

(in thousands)
Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$500
	Medical Devices & Equipment	Common Stock			180,000	—	65
Total Coronado Aesthetics, LLC						$250	$565
Gibraltar Business Capital, LLC	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 14.50%	$15,000	14,662	13,818
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$10,000	9,823	9,394
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	19,393
	Diversified Financial Services	Common Stock			830,000	1,884	1,225
Total Gibraltar Business Capital, LLC						$52,491	$43,830
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	May 2023	Interest rate FIXED 5.00%	$8,850	8,850	8,850
	Diversified Financial Services	Member Units			1	35	11,990
Total Hercules Adviser LLC						$8,885	$20,840
Total Majority Owned Control Investments (4.99%)*						$61,626	$65,235
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$10,680	$240	$—
	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	8,250
	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$13,023	13,023	19
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$8,269
Total Other Control Investments (0.63%)*						$22,413	$8,269
Total Control Investments (5.62%)*						$84,039	$73,504
Affiliate Investments
Black Crow AI, Inc.	Consumer & Business Services	Preferred Series Seed			872,797	$1,000	$1,120
Pineapple Energy LLC	Sustainable and Renewable Technology	Senior Secured Debt	December 2023	PIK Interest 10.00%	$7,500	$7,500	$7,500
	Sustainable and Renewable Technology	Senior Secured Debt	January 2022	Interest rate FIXED 10.00%	$280	280	247
	Sustainable and Renewable Technology	Common Stock			3,000,000	4,767	591
Total Pineapple Energy LLC						$12,547	$8,338
Total Affiliate Investments (0.72%)*						$13,547	$9,458
Total Control and Affiliate Investments (6.34%)*						$97,586	$82,962

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

Item 15. 3. Exhibits

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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(2)
3(b)	Articles of Amendment, dated March 6, 2007.(4)
3(c)	Articles of Amendment, dated April 5, 2011.(9)
3(d)	Articles of Amendment, dated April 3, 2015.(11)
3(e)	Articles of Amendment, dated February 23, 2016.(14)
3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(14)
4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (1)
4(b)	Form of Dividend Reinvestment Plan.(21)
4(c)	Indenture, dated March 6, 2012 between the Registrant and U.S. Bank National Association.(10)
4(d)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank National Association, as Trustee.(18)
4(e)	Form of 4.375% Convertible Senior Note Due 2022, dated as of January 25, 2017 (included as part of Exhibit 4(d)).(18)
4(f)	Statement of Eligibility of Trustee on Form T-1.(23)
4(g)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank National Association.(24)
4(h)	Form of 4.625% Note due 2022, dated as of October 23, 2017 (included as part of Exhibit 4(g)).(24)
4(i)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(31)
4(j)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(i)).(31)
4(k)	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Registrant and U.S. Bank, National Association.(44)
4(l)	Form of 2.625% Note due 2026, dated September 16, 2021 (included as part of Exhibit 4(k)).(44)
4(m)	Description of the Registrant’s Securities.(45)
4(n)	Indenture, dated as of June 22, 2022, between Hercules Capital Funding Trust 2022-1, as Issuer, and U.S. Bank Trust Company National Association, as Trustee.(46)
4(o)	Form of 4.95% Note due 2031 (included as part of Exhibit 4(n)).(46)
4(p)	[Reserved]
4(q)	Amended and Restated Trust Agreement, dated as of June 22, 2022, between Hercules Capital Funding 2022-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(46)
4(r)	Eighth Supplemental Indenture, dated as of January 20, 2022, between the Registrant and U.S. Bank National Association.(37)
4(s)	Form of 3.375% Note due 2027 (included as part of Exhibit 4(r))(37)
10(a)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(6)
10(b)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(7)
10(c)	Form of Custodian Agreement between the Company and Union Bank of California, N.A.(2)
10(d)	Form of Restricted Stock Unit Award Agreement.(6)
10(e)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(2)
10(f)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(2)
10(g)	Form of Transfer Agency and Registrar Services Agreement between the Company and American Stock Transfer & Trust Company.(2)
10(h)	Warrant Agreement dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(5)
10(i)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(3)
10(j)	Form of SBA Debenture.(8)
10(k)	Form of Amended and Restated Indemnification Agreement.(20)
10(l)

Loan and Security Agreement by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of May 5, 2016.(16)

10(m)	Sale and Servicing Agreement by and among Hercules Funding III LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent, dated as of May 5, 2016.(16)
10(n)

First Amendment to Loan and Security Agreement by and among Hercules Funding III LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time, dated as of July 14, 2016.(17)

10(o)

Second Amendment to the Loan and Security Agreement, dated as of May 25, 2018, by and among Hercules Funding III, LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto.(28)

10(p)	Form of Performance Restricted Stock Unit Award Agreement.(6)
10(q)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(25)
10(r)

Asset Purchase Agreement, dated as of November 1, 2017 by and between Ares Capital Corporation, a Maryland corporation and, together with each Seller Designee permitted pursuant to the Agreement, and Bearcub Acquisitions LLC, a Delaware limited liability company.(26)

10(s)	Form of Retention Performance Stock Unit Award Agreement.(27)
10(t)	Form of Cash Retention Bonus Award Agreement.(27)
10(u)	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(32)
10(v)	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(32)
10(w)	Form of Restricted Stock Unit Award Agreement.(32)
10(x)	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(32)
10(y)	Form of Restricted Stock Award Agreement (Director Plan).(32)
10(z)	Form of Nonstatutory Stock Option Award Agreement.(32)
10(aa)	Form of Incentive Stock Option Award Agreement.(32)
10(bb)

First Amendment to the Loan and Security Agreement, dated as of June 28, 2019, by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the arranger and administrative agent, and the lenders party thereto from time to time.(34)

10(cc)	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(35)

10(dd)	Custodial Agreement by and between Hercules Capital, Inc. and State Street Bank and Trust Company, dated as of November 9, 2021.(45)
10(ee)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(38)
10(ff)

Loan and Security Agreement, dated February 20, 2020 by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the administrative agent, lender and swingline lender and the lenders part thereto from time to time.(39)

10(gg)

Sale and Servicing Agreement, dated as of February 20, 2020, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(39)

10(hh)	Form of Equity Distribution Agreement(42)
10(ii)	First Supplement to the Note Purchase Agreement, dated as of November 2, 2020, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(41)
10(jj)

Revolving Credit Agreement, dated as of November 9, 2021, among Hercules Capital, Inc., the lenders and using bank from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(43)

10(kk)	Safekeeping Custody Agreement between Hercules Funding IV LLC and City National Bank, a National Banking Association dated as of June 23, 2021. (29)
10(ll)	Second Amendment to Revolving Credit Agreement, dated of June 14, 2022, among Hercules Capital Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(47)
10(mm)

Second Amendment to Loan and Security Agreement, dated as of June 10, 2022, among Hercules Funding IV LLC, the lenders from time to time party thereto, MUFG Union Bank, N.A., as resigning agent, and MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent.(47)

10(nn)*	Letter of Credit Facility Agreement, dated as of January 13, 2023, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.
10(oo)*

First Omnibus Amendment to Revolving Credit Agreement and Guarantee and Security Agreement, dated as of January 13, 2023, among Hercules Capital, Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.

10(pp)*

Third Amendment to Loan and Security Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.

10(qq)*

First Amendment to Sale and Servicing Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Bank, Ltd., as agent.

10(rr)	Form of Dividend Reinvestment Plan, dated September 22, 2022(36)
10(ss)	Transfer Agency and Service Agreement, dated October 3, 2022, between Hercules Capital, Inc. and Computershare Trust Company, N.A. and Computershare Inc.(36)
10(tt)

Sale and Servicing Agreement, dated as of June 22, 2022, by and among Hercules Capital Funding Trust 2022-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, U.S. Bank Trust Company, National Association, as Trustee and Securities Intermediary, and U.S. Bank National Association, as Backup Servicer and Custodian.(46)

10(uu)	Sale and Contribution Agreement, dated as of June 22, 2022, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2022-1 LLC, as Trust Depositor.(46)
10(vv)

Note Purchase Agreement, dated as of June 22, 2022, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2022-1, as Issuer, and American Family Life Assurance Company of Columbus, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great American Life Insurance Company, and Fidelity & Guaranty Life Insurance Company, as Purchasers.(46)

10(ww)

Administration Agreement, dated June 22, 2022, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2022-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank Trust Company, National Association, as Trustee.(46)

10(xx)	Second Supplement to the Note Purchase Agreement, dated as of June 23, 2022, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(46)
10(yy)*	Form of Long-Term Restricted Stock Unit.
10(zz)	Custodial Agreement by and between Hercules Growth Capital, Inc. and Wells Fargo Bank, National Association, dated as of July 29, 2015.(29)
10(aaa)	Custodial Agreement by and between Hercules Growth Funding IV LLC and Wells Fargo Bank, National Association, dated as of April 23, 2021.(29)
14.1	Code of Ethics.(45)
14.2	Code of Business Conduct and Ethics.(45)
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

* Filed herewith

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
(11)
Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on April 20, 2015 (File No. 333-203511).
(12)
Reserved.
(13)
Reserved.
(14)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(15)
Reserved.
(16)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(17)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(18)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(19)
Reserved.
(20)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(21)
Previously filed as part of Post-Effective Amendment No. 1, as filed on June 10, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(22)
Reserved.
(23)
Previously filed as part of the of the Registration Statement on Form N-2 of the Company, as filed on April 29, 2019 (File No. 333-231089).
(24)
Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(25)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(26)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(27)
Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(28)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.
(29)
Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on December 17, 2021 (File No. 333-261732).
(30)
Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 1, 2018.
(31)
Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.
(32)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 31, 2019.
(33)
Reserved.
(34)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(35)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.
(36)
Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 2, 2022.
(37)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 21, 2022.
(38)
Previously filed as part of the Quarterly Report on Form 8-K of the Company, as filed on February 6, 2020.
(39)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 20, 2020.
(40)
Reserved.
(41)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2020.
(42)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 9, 2022.
(43)
Previously filed as part of the Current Report on Form 8-K of the company, as filed on November 10,2021
(44)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on September 16, 2021.
(45)
Previously filed as part of the Current Report on Form 10-K of the Company, as filed on February 22, 2022.
(46)
Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on July 28, 2022.
(47)
Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 15, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 16, 2023	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 16, 2023.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 16, 2023
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer, and	February 16, 2023
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 16, 2023
Robert P. Badavas

/S/ DeAnne Aguirre	Director	February 16, 2023
DeAnne Aguirre

/S/ Gayle Crowell	Director	February 16, 2023
Gayle Crowell

/S/ Wade Loo	Director	February 16, 2023
Wade Loo

/S/ Thomas Fallon	Director	February 16, 2023
Thomas Fallon

/S/ Pam Randhawa	Director	February 16, 2023
Pam Randhawa