Form 10-Q
period 2023-03-31
Hercules Capital, Inc.
filed 2023-05-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 26, 2023, there were 142,427,079 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,063,553 and $2,918,425, respectively)	$3,044,852	$2,887,497
Control investments (cost of $87,293 and $87,271, respectively)	85,326	76,458
Total investments, at fair value (cost of $3,150,846 and $3,005,696, respectively; fair value amounts related to a VIE $258,876 and $236,585, respectively)	3,130,178	2,963,955
Cash and cash equivalents	71,129	15,797
Restricted cash (amounts related to a VIE $7,819 and $10,079, respectively)	7,819	10,079
Interest receivable	31,485	31,682
Right of use asset	4,350	4,986
Other assets	6,858	2,356
Total assets	$3,251,819	$3,028,855

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $148,104 and $147,957, respectively)	$1,714,479	$1,574,351
Accounts payable and accrued liabilities	33,368	47,539
Operating lease liability	4,966	5,506
Total liabilities	$1,752,813	$1,627,396

Net assets consist of:
Common stock, par value	$139	$134
Capital in excess of par value	1,409,168	1,341,416
Total distributable earnings	89,699	59,909
Total net assets	$1,499,006	$1,401,459
Total liabilities and net assets	$3,251,819	$3,028,855

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	138,596	133,045
Net asset value per share	$10.82	$10.53

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$98,781	$60,090
Control investments	1,116	1,115
Affiliate investments	—	1,047
Total interest and dividend income	99,897	62,252
Fee income:
Non-control/Non-affiliate investments	5,174	2,889
Control investments	19	16
Total fee income	5,193	2,905
Total investment income	105,090	65,157
Operating expenses:
Interest	16,625	11,647
Loan fees	2,329	1,842
General and administrative	4,126	3,818
Tax expenses	1,387	712
Employee compensation:
Compensation and benefits	14,617	8,329
Stock-based compensation	3,186	4,424
Total employee compensation	17,803	12,753
Total gross operating expenses	42,270	30,772
Expenses allocated to the Adviser Subsidiary	(2,679)	(1,402)
Total net operating expenses	39,591	29,370
Net investment income	65,499	35,787
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	7,960	(2,467)
Affiliate investments	—	3,772
Loss on extinguishment of debt	—	(3,686)
Total net realized gain (loss)	7,960	(2,381)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	12,259	(38,949)
Control investments	8,846	1,454
Affiliate investments	—	753
Total net change in unrealized appreciation (depreciation)	21,105	(36,742)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	29,065	(39,123)
Net increase (decrease) in net assets resulting from operations	$94,564	$(3,336)

Net investment income before gains and losses per common share:
Basic	$0.48	$0.30
Change in net assets resulting from operations per common share:
Basic	$0.69	$(0.03)
Diluted	$0.68	$(0.03)
Weighted average shares outstanding:
Basic	135,252	118,296
Diluted	137,056	118,296
Distributions paid per common share:
Basic	$0.47	$0.48

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended March 31, 2023	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	94,564	94,564
Public offering, net of offering expenses	4,659	4	65,338	—	65,342
Issuance of common stock due to stock option exercises	10	—	139	—	139
Retired shares from net issuance of stock options exercises	(1)	—	(15)	—	(15)
Issuance of common stock under restricted stock plan	937	1	(1)	—	—
Retired shares for restricted stock vesting	(115)	—	(1,502)	—	(1,502)
Distributions reinvested in common stock	61	—	940	—	940
Distributions	—	—	—	(64,774)	(64,774)
Stock-based compensation (1)	—	—	2,853	—	2,853
Balance as of March 31, 2023	138,596	$139	$1,409,168	$89,699	$1,499,006
(1)
Stock-based compensation includes $20 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2023.

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended March 31, 2022	Shares	Par Value	of par value	(loss)	Assets
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	(3,336)	(3,336)
Public offering, net of offering expenses	4,860	5	85,244	—	85,249
Issuance of common stock due to stock option exercises	37	—	454	—	454
Retired shares from net issuance of stock options exercises	(2)	—	(32)	—	(32)
Issuance of common stock under restricted stock plan	765	1	(1)	—	—
Retired shares for restricted stock vesting	(126)	—	(3,694)	—	(3,694)
Distributions reinvested in common stock	60	—	1,025	—	1,025
Issuance of common stock from conversion of 2022 Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(57,882)	(57,882)
Stock-based compensation (1)	—	—	3,117	—	3,117
Balance as of March 31, 2022	123,194	$124	$1,178,019	$155,305	$1,333,448
(1)
Stock-based compensation includes $40 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2022.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$94,564	$(3,336)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(476,162)	(351,601)
Fundings assigned to Adviser Funds	120,846	61,081
Principal and fee repayments received on debt investments	207,466	96,311
Proceeds from the sale of equity investments	14,972	8,816
Net change in unrealized (appreciation) depreciation	(21,105)	36,742
Net realized (gain) loss	(7,960)	(1,305)
Accretion of paid-in-kind principal	(5,528)	(4,976)
Accretion of loan discounts	(1,636)	(972)
Accretion of loan discount on convertible notes	—	112
Accretion of loan exit fees	(5,924)	(5,709)
Change in loan income, net of collections	5,995	3,535
Unearned fees related to unfunded commitments	(110)	1,037
Realized loss on extinguishment of debt	—	3,686
Amortization of debt fees and issuance costs	1,723	1,371
Depreciation and amortization	44	54
Stock-based compensation and amortization of restricted stock grants (1)	2,853	3,117
Change in operating assets and liabilities:
Interest receivable	201	(2,289)
Other assets	3,565	(13,229)
Accrued liabilities	(14,678)	(21,067)
Net cash provided by (used in) operating activities	(80,874)	(188,622)

Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(94)	(50)
Net cash provided by (used in) investing activities	(94)	(50)

Cash flows provided by (used in) financing activities:
Issuance of common stock	66,172	86,184
Offering expenses	(830)	(935)
Retirement of employee shares, net	(1,378)	(3,272)
Distributions paid	(63,834)	(56,857)
Issuance of debt	225,000	535,500
Repayment of debt	(86,000)	(441,000)
Debt issuance costs	—	(4,140)
Fees paid for credit facilities and debentures	(5,090)	(616)
Net cash provided by (used in) financing activities	134,040	114,864
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,072	(73,808)
Cash, cash equivalents, and restricted cash at beginning of period	25,876	136,265
Cash, cash equivalents, and restricted cash at end of period	$78,948	$62,457

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$23,840	$19,010
Income tax, including excise tax, paid	$4,763	$7,119
Distributions reinvested	$940	$1,025
(1)
Stock-based compensation includes $20 thousand and $40 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2023 and 2022, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$71,129	$59,330
Restricted cash	7,819	3,127
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$78,948	$62,457

See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,011	$4,987	$4,987	(13)(14)(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,540	27,540	(17)
Subtotal: Biotechnology Tools (2.17%)*					32,527	32,527
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$15,036	14,842	15,377	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 9.72%, Floor rate 10.62%	$3,292	3,247	3,256	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	Prime + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$84,846	85,982	88,450	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (7.14%)*					104,071	107,083
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 8.29% Exit Fee	$40,790	42,034	42,902	(12)(17)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£19,166	26,212	23,888	(5)(10)(14)(17)
Collective Health, Inc.	Senior Secured	September 2023	Prime + 4.75%, Floor rate 12.50%	$4,000	3,964	3,964
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$22,154	22,154	21,536	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,910	14,002	(5)(10)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$17,000	16,617	16,617	(17)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,778	14,778	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$16,593	16,475	16,475	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$28,009	27,576	27,657	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	June 2023	Prime + 5.00%, Floor rate 10.50%, PIK Interest 0.50%	$60,992	60,911	61,072	(12)(13)(14)(16)
	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%	$25,103	24,954	25,885	(11)(14)(16)
Total SeatGeek, Inc.				$86,095	85,865	86,957
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,047	8,984	9,002	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$23,703	13,263	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	7,774	(7)
Total Tectura Corporation				$31,953	21,513	7,774
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,141	10,114	10,304	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$52,197	52,678	50,982	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,058	5,042	5,108	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,052	5,043	5,185	(14)
Total Veem, Inc.				$10,110	10,085	10,293
Vida Health, Inc.	Senior Secured	March 2026	Prime + -3.25%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$11,822	11,683	11,447	(17)
Worldremit Group Limited	Senior Secured	February 2025	3-month LIBOR + 9.25%, Floor rate 10.25%, 3.20% Exit Fee	$94,500	94,528	94,506	(5)(10)(11)(12)(16)(19)
Subtotal: Consumer & Business Services (30.89%)*					479,170	463,084
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,589	24,589	(7)
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)
Next Insurance, Inc.	Senior Secured	February 2028	Prime + -1.50%, Floor rate 4.75%, PIK Interest 5.50%	$10,040	9,836	9,836	(14)(17)(19)
Subtotal: Diversified Financial Services (3.10%)*					46,425	46,425

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	$12,321	$12,734	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,961	16,111	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 9.09% Exit Fee	$17,500	17,455	17,323	(13)(17)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	23,771	23,771	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,559	10,570	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.93% Exit Fee	$121,600	121,143	121,464	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,788	11,519	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$8,749	8,971	8,904	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,598	37,380	33,695	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	29,947	30,380	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	Prime + 6.30%, Floor rate 9.55%, 3.95% Exit Fee	$10,000	10,275	10,498	(11)
Codiak Biosciences, Inc.	Senior Secured	October 2025	Prime + 5.00%, Floor rate 8.25%, 5.50% Exit Fee	$17,500	18,337	16,343	(11)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	134,041	136,593	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$5,000	5,621	5,542	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	11,150	11,115	(5)(10)(12)(13)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.90%, Floor rate 9.15%, 9.86% Exit Fee	$58,125	58,872	58,817	(11)(12)(15)(17)
Geron Corporation	Senior Secured	April 2025	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,176	19,379	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$22,689	22,693	21,942	(13)(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$17,000	17,381	17,369	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$12,150	12,167	11,462	(14)(15)(17)
Iveric Bio, Inc.	Senior Secured	August 2027	Prime + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$49,500	49,211	48,495	(10)(12)(17)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,468	5,468	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$7,544	7,699	7,701	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$57,800	57,574	57,885	(10)(17)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$95,494	96,111	95,310	(10)(12)(14)(15)(16)(17)(22)
Provention Bio, Inc.	Senior Secured	September 2027	Prime + 2.20%, Floor rate 8.20%, 6.60% Exit Fee	$65,000	64,186	70,594
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	4,979	5,001	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,832	20,781	20,781	(10)(14)(17)
Scynexis, Inc.	Senior Secured	March 2025	Prime + 5.80%, Floor rate 9.05%, 3.95% Exit Fee	$18,667	18,758	19,544	(12)(13)
Seres Therapeutics, Inc.	Senior Secured	October 2024	Prime + 6.40%, Floor rate 9.65%, 4.98% Exit Fee	$37,500	38,768	38,982	(12)(13)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$10,313	10,346	10,397	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$64,648	64,368	64,374	(10)(11)(12)(14)(17)
uniQure B.V.	Senior Secured	December 2025	Prime + 4.70%, Floor rate 7.95%, 8.03% Exit Fee	$70,000	72,628	74,010	(5)(10)(11)(12)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Unity Biotechnology, Inc.	Senior Secured	August 2024	Prime + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$20,000	$21,165	$21,136	(13)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$6,708	7,021	7,030	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$2,000	2,019	1,943	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	April 2026	Prime + 3.15%, Floor rate 10.15%, 6.35% Exit Fee	$32,500	32,445	32,445	(11)(12)(13)
Subtotal: Drug Discovery & Development (78.49%)*					1,172,536	1,176,627
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,213	19,081	(17)(19)
Subtotal: Electronics & Computer Hardware (1.27%)*					18,213	19,081
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$11,652	11,883	11,615	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month LIBOR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$52,055	51,415	50,547	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,702	47,052	(11)(13)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,795	53,407	53,963	(11)(12)(14)
Oak Street Health, Inc.	Senior Secured	October 2027	Prime + 2.45%, Floor rate 7.95%, Cap rate 9.45%, PIK Interest 1.00%, 4.95% Exit Fee	$45,143	44,924	48,154	(10)(14)(17)
Subtotal: Healthcare Services, Other (14.10%)*					208,331	211,331
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,305	20,663	20,822	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$3,000	2,956	2,956	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 9.14%, Floor rate 10.04%	$31,875	31,396	31,805	(17)(18)
Subtotal: Information Services (3.71%)*					55,015	55,583
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$11,050	10,951	11,045	(13)
MacroFab, Inc.	Senior Secured	March 2026	Prime + 4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$20,191	19,808	20,330	(14)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	14,038	14,509	(10)(13)
Subtotal: Manufacturing Technology (3.06%)*					44,797	45,884
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 3.67% Exit Fee	$6,667	6,594	6,594	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 2.67% Exit Fee	$1,667	1,652	1,652	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 2.98% Exit Fee	$1,667	1,646	1,646	(19)
Total Fever Labs, Inc.				$10,001	9,892	9,892
Subtotal: Media/Content/Info (0.66%)*					9,892	9,892
Software
3GTMS, LLC	Senior Secured	February 2025	3-month LIBOR + 9.27%, Floor rate 10.27%	$13,205	13,078	13,140	(11)(17)(18)
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,283	9,075	8,975	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,908	20,459	20,975	(13)(17)(18)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 9.99%	$8,500	8,302	8,270	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,127	19,653	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,844	43,844	(15)(17)(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Brain Corporation	Senior Secured	April 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$20,217	$20,366	$20,399	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,608	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	3-month SOFR + 8.86%, Floor rate 9.76%	$10,149	9,966	10,028	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.89%, Floor rate 9.89%	$23,026	22,574	23,176	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,578	4,704	(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$74,348	73,672	74,294	(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$9,925	9,971	9,652	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,464	5,597	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%	$7,975	7,821	7,514	(13)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%	$2,553	2,489	2,487	(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,528	10,310	10,001
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 6.29% Exit Fee	$34,513	34,518	34,413	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,302	7,325	(17)(18)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,758	3,742	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,046	4,886	5,009	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month LIBOR + 6.76%, Floor rate 7.76%, PIK Interest 2.15%	$8,268	8,107	8,184	(11)(14)(17)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	Prime + 5.50%, Floor rate 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$4,783	4,628	1,193	(8)(14)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.79%, Floor rate 8.54%	$7,000	6,830	6,830	(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$5,948	5,777	5,778	(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month Eurodollar + 9.00%, Floor rate 10.00%	$6,475	6,353	6,394	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75%, Floor rate 8.75%	$20,000	19,881	20,200	(19)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-month SOFR + 8.00%, Floor rate 9.00%	$56,208	56,096	56,096	(17)
Kore.ai, Inc.	Senior Secured	April 2027	Prime + 1.50%, Floor rate 9.25%, PIK Interest 2.20%, 2.25% Exit Fee	$30,000	29,541	29,541
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,757	3,723	3,723	(5)(10)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$25,900	25,255	25,255	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,039	13,172	(17)
Mobile Solutions Services	Senior Secured	December 2025	3-month LIBOR + 9.06%, Floor rate 10.06%	$18,366	18,033	17,754	(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Nextroll, Inc.	Senior Secured	July 2023	Prime + 3.75%, Floor rate 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$22,375	$22,619	$22,619	(12)(14)
Nuvolo Technologies Corporation	Senior Secured	July 2025	Prime + 5.25%, Floor rate 8.50%, 2.42% Exit Fee	$22,500	22,575	22,929	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,500	7,270	7,295	(17)(18)
Riviera Partners LLC	Senior Secured	April 2027	6-month SOFR + 7.53%, Floor rate 8.53%	$26,053	25,516	25,074	(17)(18)
Salary.com, LLC	Senior Secured	September 2027	6-month SOFR + 8.25%, Floor rate 9.00%	$17,955	17,622	17,994	(18)
ShadowDragon, LLC	Senior Secured	December 2026	1-month LIBOR + 8.97%, Floor rate 9.97%	$5,985	5,848	5,780	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$15,000	14,892	14,892
Streamline Healthcare Solutions	Senior Secured	March 2028	6-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,921	12,921	(17)(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$3,474	3,448	3,448	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month LIBOR + 9.00%, Floor rate 10.00%	$11,004	10,765	10,827	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,500	10,349	10,349	(5)(10)(17)
VideoAmp, Inc.	Senior Secured	February 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$63,384	63,224	64,281	(14)(15)(19)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,213	9,001	9,001	(5)(10)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,014	16,251	(17)(18)
Subtotal: Software (52.97%)*					793,185	793,978
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,052	4,018	4,048	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,318	3,318	3,108	(14)
Subtotal: Sustainable and Renewable Technology (0.48%)*					7,336	7,156
Total: Debt Investments (198.04%)*					$2,971,498	$2,968,651

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	$433	$27	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	210
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	135
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	101
Subtotal: Consumer & Business Products (0.03%)*					663	473
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	354	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	5,211	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	934	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	418	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	383
	Equity	10/25/2016	Preferred Series A-1	108,710	632	146
Total OfferUp, Inc.				394,790	2,295	529
Oportun	Equity	6/28/2013	Common Stock	48,365	577	187	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	752
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Subtotal: Consumer & Business Services (0.56%)*					13,170	8,385

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Common Stock	830,000	$1,884	$1,170	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	14,942	(7)
Total Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)				11,432,752	28,006	16,112
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	24,595	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	484
Subtotal: Diversified Financial Services (2.75%)*					28,444	41,191
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	6	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	15	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	23
Drug Discovery & Development
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,923	1,000	17	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	7,835	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,087	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	3,836	(4)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	14	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	196	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	1,230	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,979	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,889	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	6	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,476	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	194	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	16	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	22	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	7	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	1,955	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	—
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	346	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,944
	Equity	10/31/2022	Preferred Series C	170,102	1,000	985
Total Valo Health, LLC				680,410	4,000	2,929
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,362	(4)
Subtotal: Drug Discovery & Development (1.96%)*					38,889	29,396
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	564
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	783
Subtotal: Electronics & Computer Hardware (0.09%)*					2,150	1,347
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	1,883	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,688	985
Subtotal: Healthcare Services, Other (0.19%)*					6,782	2,868
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	2,153	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,859
Subtotal: Information Services (0.40%)*					4,440	6,012

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	$—	$3	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	253	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	256
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	243	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	332	126	(4)
Subtotal: Medical Devices & Equipment (0.04%)*					2,953	625
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	296
Subtotal: Semiconductors (0.02%)*					160	296
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	911
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,792	2,793	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	233	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	660	(5)(10)
Total Contentful Global, Inc.				149,500	638	893
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	545
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,639
	Equity	8/24/2017	Preferred Series 3	93,620	300	365
Total Druva Holdings, Inc.				552,461	1,300	2,004
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	21
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,191	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	11,985	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,039
	Equity	8/12/2021	Preferred Series F	52,956	280	225
Total SingleStore, Inc.				633,939	2,280	2,264
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	808
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	423	(4)
Subtotal: Software (1.66%)*					28,542	24,838
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
TransMedics Group, Inc.	Equity	11/7/2012	Common Stock	50,000	538	3,592	(4)(20)
Subtotal: Surgical Devices (0.24%)*					2,479	3,592
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	985
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	865
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	484	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,341
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	696	(4)
Subtotal: Sustainable and Renewable Technology (0.36%)*					11,508	5,371
Total: Equity Investments (8.30%)*					$143,818	$124,417

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$23
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	482
Subtotal: Biotechnology Tools (0.03%)*					485	505
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	118
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	118
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	1,025
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	720
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	375
Subtotal: Consumer & Business Products (0.14%)*					1,712	2,120
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	40	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	201	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	43
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	49,192	214	218
Provi	Warrant	12/22/2022	Common Stock	117,042	166	138	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	219	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	2,027	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	26
	Warrant	8/23/2019	Preferred Series B	444,444	83	1
Total Skyword, Inc.				2,051,587	140	27
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	22
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	29
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	15
Total Snagajob.com, Inc.				3,611,537	860	66
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	384	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	24
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	130,355	119	14
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	13	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	13
Subtotal: Consumer & Business Services (0.23%)*					4,581	3,414
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	189
Subtotal: Diversified Financial Services (0.01%)*					214	189
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					465	—
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	—	(5)(10)
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	4	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	22,949	175	562	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	237	236	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	53,971	1,101	1,289	(4)(10)(12)(16)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	$287	$253	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	129	(5)(10)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	17	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	52	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	11,799	425	1,829	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	113	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	60	(4)(10)(12)(15)(16)
Provention Bio, Inc.	Warrant	9/15/2022	Common Stock	205,391	640	3,312	(4)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	13	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	76	(4)(12)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	2,236	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	—
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	91
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	212	(4)
Subtotal: Drug Discovery & Development (0.70%)*					8,142	10,484
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	101	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	195
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	752
Subtotal: Electronics & Computer Hardware (0.07%)*					692	1,048
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	106	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	318
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	20	(5)(10)
Subtotal: Information Services (0.03%)*					680	444
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	1,092
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	1,352
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	665	(4)
Subtotal: Manufacturing Technology (0.21%)*					1,112	3,109
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	332,433	54	64
Subtotal: Media/Content/Info (0.00%)*					54	64
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				836,752	713	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	—
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	4	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	526	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.04%)*					2,034	530

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	$99	$670
Subtotal: Semiconductors (0.04%)*					99	670
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	449	525
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	511
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	97	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	8
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	21
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	531	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	346
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	563	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	24	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	196
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,292
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	463
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	188
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	353
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	5	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	584	347
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	—
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	47
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	396
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	221
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	17	(5)(10)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	3
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	252
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	198	(12)
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	346
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	100
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	533
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	85
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	337
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	179	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	362	(15)
Subtotal: Software (0.64%)*					10,150	9,546
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	597	(4)(20)
Subtotal: Surgical Devices (0.04%)*					39	597
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	37
Fulcrum Bioenergy, Inc.	Warrant	4/30/2013	Preferred Series C-1	93,632	64	272
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	48
	Warrant	4/7/2015	Preferred Series B	131,883	63	15
Total Halio, Inc.				456,883	218	63
IngredientWerks Holdings, Inc. (p.k.a Agrivida, Inc.)	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.00%)*					723	372
Total: Warrant Investments (2.22%)*					$31,723	$33,210
Total Investments in Securities (208.56%)*					$3,147,039	$3,126,278
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,007	$3,103	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			419	447	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.24%)*					3,426	3,550
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	350	(5)(10)
Subtotal: Software (0.02%)*					381	350
Total: Investment Funds & Vehicles Investments (0.26%)*					$3,807	$3,900
Total Investments (208.82%)*					$3,150,846	$3,130,178

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$15,000	$15,000
Total: Investments in Cash & Cash Equivalents (1.00%)*					$15,000	$15,000
Total: Investments after Cash and Cash Equivalents (209.82%)*					$3,165,846	$3,145,178

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2023 (unaudited)

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 8.00% as of March 31, 2023. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 4.86%, 5.19%, and 5.31%, respectively, as of March 31, 2023. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 4.63%, 4.51%, and 4.09%, respectively, as of March 31, 2023.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $87.9 million, $106.6 million and $18.7 million, respectively. The tax cost of investments is $3.1 billion.
(3)
Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)
Except for warrants in 24 publicly traded companies and common stock in 35 publicly traded companies, all investments are restricted as of March 31, 2023 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)
Non-U.S. company or the company’s principal place of business is outside the United States.
(6)
[Reserved]
(7)
Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)
Debt is on non-accrual status as of March 31, 2023, and is therefore considered non-income producing. Note that as of March 31, 2023, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of March 31, 2023.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2023 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2023, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.8 million.
(22)
Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $3.3 million, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies (“ASC Topic 946”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to the Adviser Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.

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

As of March 31, 2023, approximately 96.3% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2023, the Company held $1,728 thousand (Cost basis $1,703 thousand) of foreign cash. As of December 31, 2022, the Company held $1,178 thousand (Cost basis $1,168 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

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

Debt

The debt of the Company is carried at amortized cost which is comprised of the principal amount borrowed net of any unamortized discount and debt issuance costs. Discounts and issuance costs are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 5 – Debt”). Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities. In the event that the debt is extinguished, either partially or in full, before maturity, the Company recognizes the gain or loss in the Consolidated Statements of Operations within net realized gains (losses) as a “Loss on extinguishment of debt”.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2023 or 2022. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2023 and December 31, 2022.

(in thousands)	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money Market Fund	$15,000	$15,000	$—	$—

Other assets
Escrow Receivables	$803	$—	$—	$803

Investments
Senior Secured Debt	$2,910,526	$—	$—	$2,910,526
Unsecured Debt	58,125	—	—	58,125
Preferred Stock	40,345	—	—	40,345
Common Stock	84,072	49,996	3,592	30,484
Warrants	33,210	—	12,200	21,010
	$3,126,278	$49,996	$15,792	$3,060,490
Investment Funds & Vehicles measured at Net Asset Value (1)	3,900
Total Investments, at fair value	$3,130,178
Total Investments including Cash equivalents	$3,145,178
(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$875	$—	$—	$875

Investments
Senior Secured Debt	$2,741,388	$—	$—	$2,741,388
Unsecured Debt	54,056	—	—	54,056
Preferred Stock	41,488	—	—	41,488
Common Stock	92,484	66,027	1,398	25,059
Warrants	30,646	—	11,227	19,419
	$2,960,062	$66,027	$12,625	$2,881,410
Investment Funds & Vehicles measured at Net Asset Value (1)	3,893
Total Investments, at fair value	$2,963,955
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022.

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of March 31, 2023
Investments
Senior Secured Debt	$2,741,388	$—	$16,023	$362,781	$—	$(209,666)	$—	$—	$2,910,526
Unsecured Debt	54,056	—	3,746	323	—	—	—	—	58,125
Preferred Stock	41,488	—	(1,143)	—	—	—	—	—	40,345
Common Stock	25,059	—	5,632	—	(207)	—	—	—	30,484
Warrants	19,419	(858)	1,508	948	(7)	—	—	—	21,010
Other Assets
Escrow Receivable	875	26	—	—	(98)	—	—	—	803
Total	$2,882,285	$(832)	$25,766	$364,052	$(312)	$(209,666)	$—	$—	$3,061,293

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of March 31, 2022
Investments
Senior Secured Debt	$2,156,709	$(2,010)	$(8,696)	$292,683	$—	$(97,672)	$—	$(3,504)	$2,337,510
Unsecured Debt	52,890	—	(259)	1,201	—	—	—	—	53,832
Preferred Stock	69,439	2,867	(6,513)	2,903	(4,772)	—	—	(6,422)	57,502
Common Stock	21,968	—	2,241	—	—	—	207	(3,942)	20,474
Warrants	27,477	19	114	3,824	(1,068)	—	—	—	30,366
Other Assets
Escrow Receivable	561	277	—	167	(345)	—	—	—	660
Total	$2,329,044	$1,153	$(13,113)	$300,778	$(6,185)	$(97,672)	$207	$(13,868)	$2,500,344
(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
There were no transfers into or out of Level 3 during the three months ended March 31, 2023.
(4)
Transfers out of Level 3 during the three months ended March 31, 2022, related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the three months ended March 31, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
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

For the three months ended March 31, 2023, approximately $1.1 million in net unrealized depreciation and $5.6 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $22.6 million and $0.6 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of March 31, 2023 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average(2)
Pharmaceuticals	$993,806	Market Comparable Companies	Hypothetical Market Yield	11.61% - 19.51%	14.55%
			Premium/(Discount)	(1.50)% - 3.00%	0.00%
	16,343	Liquidation	Collateral Recoverability	25.00% - 40.00%	32.95%

Technology	911,752	Market Comparable Companies	Hypothetical Market Yield	12.25% - 20.11%	15.52%
			Premium/(Discount)	(0.75)% - 3.00%	0.30%
	21,536	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.24%
	1,193	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 90.00%	79.54%

Sustainable and Renewable Technology	3,108	Market Comparable Companies	Hypothetical Market Yield	14.69%	14.69%
			Premium/(Discount)	0.75%	0.75%

Lower Middle Market	347,961	Market Comparable Companies	Hypothetical Market Yield	13.78% - 17.14%	13.87%
			Premium/(Discount)	(2.00)% - 1.00%	(0.44)%
	7,774	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%
Debt Investments for which Cost Approximates Fair Value
	332,001	Debt Investments originated within 6 months
	235,746	Imminent Payoffs(4)
	97,431	Debt Investments Maturing in Less than One Year
	$2,968,651	Total Level 3 Debt Investments
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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average(2)
Pharmaceuticals	$903,427	Market Comparable Companies	Hypothetical Market Yield	11.74% - 19.04%	15.17%
			Premium/(Discount)	(0.75)% - 1.75%	0.01%

Technology	967,108	Market Comparable Companies	Hypothetical Market Yield	12.05% - 18.53%	15.21%
			Premium/(Discount)	(1.00)% - 1.50%	0.20%
	20,356	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.79%
	1,671	Liquidation(3)	Probability weighting of alternative outcomes	5.00% - 80.00%	48.29%

Sustainable and Renewable Technology	3,006	Market Comparable Companies	Hypothetical Market Yield	14.71% - 14.71%	14.71%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	328,393	Market Comparable Companies	Hypothetical Market Yield	13.68% - 18.49%	14.82%
			Premium/(Discount)	(2.00)% - 0.75%	(0.43)%
	8,042	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%

Debt Investments for which Cost Approximates Fair Value
	392,168	Debt Investments originated within 6 months
	77,676	Imminent Payoffs(4)
	93,597	Debt Investments Maturing in Less than One Year
	$2,795,444	Total Level 3 Debt Investments
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of March 31, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$30,445	Market Comparable Companies	EBITDA Multiple(2)	13.3x - 13.3x	13.3x
			Revenue Multiple(2)	0.6x - 20.6x	8.6x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	3.32% - 33.66%	24.21%
	12,467	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(85.77)% - 12.32%	(18.51)%
	24,595	Discounted Cash Flow	Discount Rate(7)	19.64% - 31.15%	25.66%
	—	Liquidation	Revenue Multiple(2)	2.2x - 2.2x	2.2x
			Discount for Lack of Marketability(3)	86.00% - 86.00%	86.00%
	3,322	Other (6)
Warrant Investments	13,711	Market Comparable Companies	EBITDA Multiple(2)	13.3x - 13.3x	13.3x
			Revenue Multiple(2)	0.3x - 10.3x	3.7x
			Discount for Lack of Marketability(3)	3.32% - 34.08%	23.84%
	7,299	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(71.90)% - 44.42%	(8.24)%
Total Level 3 Equity and Warrant Investments	$91,839
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
(6)
The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)
The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average(5)
Equity Investments	$30,086	Market Comparable Companies	EBITDA Multiple(2)	12.4x - 12.4x	12.4x
			Revenue Multiple(2)	0.7x - 16.1x	7.4x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	8.11% - 28.90%	19.79%
	13,795	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(97.82)% - 16.34%	(16.69)%
	19,153	Discounted Cash Flow	Discount Rate(7)	17.72% - 30.13%	24.46%
	—	Liquidation	Revenue Multiple(2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability(3)	85.00% - 85.00%	85.00%
	3,513	Other(6)
Warrant Investments	12,479	Market Comparable Companies	EBITDA Multiple(2)	12.4x - 12.4x	12.4x
			Revenue Multiple(2)	0.6x - 8.8x	3.4x
			Discount for Lack of Marketability(3)	8.11% - 32.70%	18.97%
	6,934	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(97.82)% - 66.43%	(8.86)%
	—	Liquidation	Revenue Multiple(2)	6.2x - 6.2x	6.2x
			Discount for Lack of Marketability(3)	90.00% - 90.00%	90.00%
	6	Other(6)
Total Level 3 Equity and Warrant Investments	$85,966
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

As of March 31, 2023 and December 31, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $23.96 and $24.59 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around March 31, 2023 and December 31, 2022, the 2031 Asset-Backed Notes were quoted for 0.940 and 0.951. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of March 31, 2023 and December 31, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,881	$144,551	$—	$—	$144,551
July 2024 Notes	104,607	101,978	—	—	101,978
February 2025 Notes	49,780	47,202	—	—	47,202
June 2025 Notes	69,636	65,963	—	—	65,963
June 2025 3-Year Notes	49,655	48,838	—	—	48,838
March 2026 A Notes	49,724	45,731	—	—	45,731
March 2026 B Notes	49,699	45,797	—	—	45,797
September 2026 Notes	321,603	273,775	—	—	273,775
January 2027 Notes	344,937	300,474	—	—	300,474
2031 Asset-Backed Notes	148,104	141,000	—	141,000	—
2033 Notes	38,853	38,336	—	38,336	—
MUFG Bank Facility(1)	121,000	121,000	—	—	121,000
SMBC Facility	197,000	197,000	—	—	197,000
Total	$1,714,479	$1,571,645	$—	$179,336	$1,392,309

(in thousands)	December 31, 2022
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,738	$155,257	$—	$—	$155,257
July 2024 Notes	104,533	102,019	—	—	102,019
February 2025 Notes	49,751	47,044	—	—	47,044
June 2025 Notes	69,595	64,198	—	—	64,198
June 2025 3-Year Notes	49,616	47,528	—	—	47,528
March 2026 A Notes	49,700	45,512	—	—	45,512
March 2026 B Notes	49,673	45,588	—	—	45,588
September 2026 Notes	321,358	269,509	—	—	269,509
January 2027 Notes	344,604	296,826	—	—	296,826
2031 Asset-Backed Notes	147,957	142,620	—	142,620	—
2033 Notes	38,826	39,344	—	39,344	—
MUFG Bank Facility(1)	107,000	107,000	—	—	107,000
SMBC Facility	72,000	72,000	—	—	72,000
Total	$1,574,351	$1,434,445	$—	$181,964	$1,252,481
(1)
In June 2022 the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2023 and 2022.

(in thousands)			Three Months Ended March 31, 2023
Portfolio Company(1)	Type	Fair Value as of March 31, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$256	$—	$—	$(63)	$—
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)	Control	40,701	796	19	3,735	—
Hercules Adviser LLC	Control	36,595	150	—	5,442	—
Tectura Corporation	Control	7,774	170	—	(268)	—
Total Control Investments		$85,326	$1,116	$19	$8,846	$—

(in thousands)			Three Months Ended March 31, 2022
Portfolio Company(1)	Type	Fair Value as of March 31, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$614	$—	$—	$49	$—
Gibraltar Business Capital, LLC	Control	42,622	834	16	(1,227)	—
Hercules Adviser LLC	Control	24,694	111	—	2,554	—
Tectura Corporation	Control	8,347	170	—	78	—
Total Control Investments		$76,277	$1,115	$16	$1,454	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC (2)	Affiliate	4,830	1,047	—	873	—
Total Affiliate Investments		$4,830	$1,047	$—	$753	$3,772
Total Control & Affiliate Investments		$81,107	$2,162	$16	$2,207	$3,772
(1)
In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2023 and March 31, 2022, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
(2)
As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023		December 31, 2022

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,910,526	93.0%	$2,741,388	92.5%
Unsecured Debt	58,125	1.9%	54,056	1.8%
Preferred Stock	40,345	1.3%	41,488	1.4%
Common Stock	84,072	2.7%	92,484	3.1%
Warrants	33,210	1.0%	30,646	1.1%
Investment Funds & Vehicles	3,900	0.1%	3,893	0.1%
Total	$3,130,178	100.0%	$2,963,955	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2023 and December 31, 2022 is shown as follows:

(in thousands)	March 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,829,873	90.4%	$2,670,520	90.1%
United Kingdom	174,678	5.6%	171,629	5.8%
Netherlands	89,952	2.9%	88,915	3.0%
Canada	11,132	0.4%	19,472	0.7%
Israel	19,432	0.6%	9,052	0.3%
Denmark	3,739	0.1%	—	0.0%
Germany	893	0.0%	990	0.0%
Other	479	0.0%	573	0.0%
Ireland	—	0.0%	2,804	0.1%
Total	$3,130,178	100.0%	$2,963,955	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,220,057	39.0%	$1,150,707	38.8%
Software	828,712	26.5%	798,264	26.9%
Consumer & Business Services	474,883	15.2%	439,384	14.8%
Healthcare Services, Other	214,199	6.8%	198,763	6.7%
Communications & Networking	107,201	3.4%	101,833	3.5%
Diversified Financial Services	87,805	2.8%	68,569	2.3%
Information Services	62,039	2.0%	60,759	2.1%
Manufacturing Technology	48,993	1.6%	46,109	1.6%
Biotechnology Tools	33,032	1.1%	32,825	1.1%
Electronics & Computer Hardware	21,476	0.7%	21,517	0.7%
Sustainable and Renewable Technology	12,899	0.4%	15,486	0.5%
Media/Content/Info	9,956	0.3%	35	0.0%
Surgical Devices	4,189	0.1%	3,038	0.1%
Consumer & Business Products	2,593	0.1%	2,821	0.1%
Medical Devices & Equipment	1,155	0.0%	1,834	0.1%
Semiconductors	966	0.0%	21,921	0.7%
Drug Delivery	23	0.0%	90	0.0%
Total	$3,130,178	100.0%	$2,963,955	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2023 or December 31, 2022.

Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Consumer & Business Services”, “Healthcare Services, Other”, and “Communications & Networking" sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

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

As of March 31, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 29.5% and 29.0% of the total fair value of the Company’s investments in portfolio companies, respectively. As of March 31, 2023 and December 31, 2022, the Company had six and eight portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2023, the Company had four equity investments representing approximately 48.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2022, the Company had four equity investments which represented approximately 39.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of March 31, 2023 and December 31, 2022:

	Percentage of debt investments (at fair value), as of
	March 31, 2023	December 31, 2022
Senior Secured First Lien
All assets including intellectual property	44.4%	42.0%
All assets with negative pledge on intellectual property	25.6%	26.1%
“Last-out” with security interest in all of the assets	11.5%	11.6%
Total senior secured first lien position	81.5%	79.7%
Second lien	16.5%	18.4%
Unsecured	2.0%	1.9%
Total debt investments at fair value	100.0%	100.0%

Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Contractual interest income	$82,791	$49,544
Exit fee interest income	9,382	6,726
PIK interest income	5,528	4,975
Other interest income (1)	2,196	1,007
Total interest income	$99,897	$62,252

(in thousands)	Three Months Ended March 31,
	2023	2022
Recurring fee income	$2,040	$1,779
Fee income - expired commitments	243	87
Accelerated fee income - early repayments	2,910	1,039
Total fee income	$5,193	$2,905
(1)
Other interest income includes OID interest income and interest recorded on other assets.

As of March 31, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31,	December 31,
	2023	2022
Offset against debt investment cost	$44.6	$43.1
Deferred obligation contingent on funding or other milestone	10.9	10.9
Total Unamortized Fee Income	$55.5	$54.0

As of March 31, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	March 31,	December 31,
	2023	2022
Included within debt investment cost	$33.0	$32.5
Deferred receivable related to expired commitments	3.4	5.0
Total Exit Fees Receivable	$36.4	$37.5

5. Debt

As of March 31, 2023 and December 31, 2022, the Company had the following available and outstanding debt:

(in thousands)	March 31, 2023			December 31, 2022
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$169,881	$175,000	$175,000	$169,738
July 2024 Notes	105,000	105,000	104,607	105,000	105,000	104,533
February 2025 Notes	50,000	50,000	49,780	50,000	50,000	49,751
June 2025 Notes	70,000	70,000	69,636	70,000	70,000	69,595
June 2025 3-Year Notes	50,000	50,000	49,655	50,000	50,000	49,616
March 2026 A Notes	50,000	50,000	49,724	50,000	50,000	49,700
March 2026 B Notes	50,000	50,000	49,699	50,000	50,000	49,673
September 2026 Notes	325,000	325,000	321,603	325,000	325,000	321,358
January 2027 Notes	350,000	350,000	344,937	350,000	350,000	344,604
2031 Asset-Backed Notes	150,000	150,000	148,104	150,000	150,000	147,957
2033 Notes	40,000	40,000	38,853	40,000	40,000	38,826
MUFG Bank Facility (2)(3)	400,000	121,000	121,000	545,000	107,000	107,000
SMBC Facility (2)(4)	400,000	197,000	197,000	225,000	72,000	72,000
Total	$2,215,000	$1,733,000	$1,714,479	$2,185,000	$1,594,000	$1,574,351

(1)
Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)
Availability subject to the Company meeting the borrowing base requirements.
(3)
In June 2022 the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
(4)
Includes $175.0 million of available commitment through the letter of credit facility.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
SBA Debentures	$5,119	$5,262
July 2024 Notes	393	467
February 2025 Notes	220	249
June 2025 Notes	364	405
June 2025 3-Year Notes	345	384
March 2026 A Notes	276	300
March 2026 B Notes	301	327
September 2026 Notes	3,397	3,642
January 2027 Notes	5,063	5,396
2031 Asset-Backed Notes	1,896	2,043
2033 Notes	1,147	1,174
MUFG Bank Facility (1)	4,867	1,292
SMBC Facility (1)	2,315	1,701
Total	$25,703	$22,642
(1)
The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three months ended March 31, 2023, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,125	$144	$—	$1,269	$2,262
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	29	—	564	1,070
June 2025 Notes	754	40	—	794	—
June 2025 3-Year Notes	750	39	—	789	—
March 2026 A Notes	563	24	—	587	1,125
March 2026 B Notes	569	26	—	595	1,139
September 2026 Notes	2,174	204	—	2,378	4,266
January 2027 Notes	3,079	207	—	3,286	5,906
2031 Asset-Backed Notes	1,903	100	—	2,003	1,856
2033 Notes	625	27	—	652	625
MUFG Bank Facility(2)	1,713	442	617	2,772	1,837
SMBC Facility	1,583	153	203	1,939	1,250
Total	$16,625	$1,509	$820	$18,954	$23,840
(1)
Interest expense includes amortization of original issue discounts for the three months ended March 31, 2023 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

For the three months ended March 31, 2022, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2022
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$550	$140	$—	$690	$749
2022 Notes(2)	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	29	—	564	1,070
June 2025 Notes	754	40	—	794	—
March 2026 A Notes	563	24	—	587	1,125
March 2026 B Notes	569	26	—	595	1,138
September 2026 Notes	2,174	204	—	2,378	4,266
January 2027 Notes	2,395	161	—	2,556	—
2033 Notes	625	27	—	652	625
2022 Convertible Notes(2)	923	149	—	1,072	5,004
MUFG Bank Facility(3)	114	237	567	918	—
SMBC Facility	182	49	65	296	236
Total	$11,647	$1,210	$632	$13,489	$19,010
(1)
Interest expense includes amortization of original issue discounts for the three months ended March 31, 2022 of $23 thousand, $112 thousand, $42 thousand, and $98 thousand, related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, and January 2027 Notes, respectively.
(2)
In February 2022, the Company has fully repaid the aggregate outstanding principal balances and retired 2022 Notes and 2022 Convertible Notes.
(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company held the following SBA debentures outstanding principal balances as of March 31, 2023 and December 31, 2022:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2023	December 31, 2022
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)
Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of March 31, 2023 and December 31, 2022.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of March 31, 2023 and December 31, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures.

As of March 31, 2023, the Company held investments in HC IV in 19 companies with a fair value of approximately $289.7 million, accounting for approximately 9.3% of the Company’s total investment portfolio. Further, HC IV held approximately $307.7 million in tangible assets which accounted for approximately 9.5% of the Company’s total assets as of March 31, 2023.

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

Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2023 and December 31, 2022, there was approximately $7.8 million and $10.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.

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

Credit Facilities

As of March 31, 2023 and December 31, 2022, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the three months ended March 31, 2023 and year ended December 31, 2022, the weighted average interest rate was 6.96% and 4.51%, respectively, and the average debt outstanding under the Credit Facilities was $189.5 million and $127.7 million, respectively.

MUFG Bank Facility

On January 13, 2023, the Company entered into a third amended credit facility agreement, which amends the agreement dated as of June 10, 2022. The Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “MUFG Bank Facility”) with MUFG Bank Ltd. (formerly MUFG Union Bank and known as the “Union Bank Facility”) as the arranger and administrative agent, and the lenders party to the MUFG Bank Facility from time to time.

Under the MUFG Bank Facility, the lenders have made commitments of $400.0 million, which may be further increased via an accordion feature up to an aggregate $600.0 million, funded by existing or additional lenders and with the agreement of MUFG Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the MUFG Bank Facility to increase available borrowings. Debt under the MUFG Bank Facility generally bears interest at a rate per annum equal to SOFR plus 2.75% for SOFR loans. The MUFG Bank Facility matures on January 13, 2026, plus a 12-month amortization period, unless sooner terminated in accordance with its terms. The MUFG Bank Facility is secured by all of the assets of Hercules Funding IV. The MUFG Bank Facility requires payment of a non-use fee during the revolving credit availability period.

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

SMBC Facility

On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of March 31, 2023, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.

Additionally in January 2023, the Company entered into a Letter of Credit Facility Agreement (the “SMBC LC Facility”) with Sumitomo Mitsui Banking Corporation that provides for a letter of credit facility with a final maturity date ending on January 13, 2026 and a commitment amount of $175.0 million as amended. Further, the SMBC LC Facility includes an accordion provision to increase the commitment up to $400 million, subject to certain conditions. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.

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

Taxable income for the three months ended March 31, 2023, was approximately $64.1 million or $0.47 per share. Taxable net realized gains for the same period were $7.2 million or approximately $0.05 per share. Taxable income for the three months ended March 31, 2022, was approximately $33.2 million or $0.28 per share. Taxable net realized gains for the same period were $3.7 million or approximately $0.03 per share.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $87.9 million and $72.2 million, as of March 31, 2023 and December 31, 2022, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $106.6 million and $112.0 million, as of March 31, 2023 and December 31, 2022, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $18.7 million as of March 31, 2023 and $39.8 million as of December 31, 2022. The aggregate cost of securities for U.S. federal income tax purposes was $3.1 billion and $3.0 billion as of March 31, 2023 and December 31, 2022, respectively.

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

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, distributions declared and paid by the Company in a taxable year may differ from the Company’s taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year or returns of capital.

For the three months ended March 31, 2023, the Company paid approximately $4.8 million of income tax, including excise tax, and had $1.8 million of accrued, but unpaid tax expense as of March 31, 2023. For the three months ended March 31, 2022, the Company paid approximately $7.1 million of income tax, including excise tax, and had $0.8 million of accrued, but unpaid tax expense as of March 31, 2022.

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

7. Stockholders’ Equity and Distributions

The Company has issued and outstanding 138,596,438 and 133,044,602 shares of common stock as of March 31, 2023 and December 31, 2022, respectively. The Company may from time-to-time issue and sell shares of its common stock through public or At-The-Market ("ATM") offerings. The Company currently sells shares through its equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jeffries”) (the “2022 Equity Distribution Agreement”). The 2022 Equity Distribution Agreement provides that the Company may offer and sell up to 17.5 million shares of its common stock from time to time through JMP or Jeffries, as its sales agents. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

The Company issued and sold the following shares of common stock during the three months ended March 31, 2023 and 2022:

(in millions, except per share data)
Three Months Ended March 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2022	4.9	$86.1	$0.9	$85.2	$17.54
2023	4.7	$66.2	$0.8	$65.3	$14.03

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2023, approximately 3.9 million shares remain available for issuance and sale under the current equity distribution agreement.

The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the three months ended March 31, 2023 and year ended December 31, 2022:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	$0.15	$18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	$0.33	$41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	$0.15	$18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	$0.35	$44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	$0.15	$19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	$0.36	$47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	$0.15	$19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	$0.08	$11,025
Total distributions declared during the three months ended March 31, 2023				$0.47	$64,774

During the three months ended March 31, 2023, for income tax purposes, the distributions paid of $0.47 per share were comprised of ordinary income. As of March 31, 2023, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.96 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.

The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date.

During the three months ended March 31, 2023 and 2022, the Company issued 61,383 and 60,326 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

8. Equity Incentive Plans

The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company’s equity-based awards are granted under the 2018 Equity Incentive Plan (the “2018 Plan”) for employees and 2018 Non-Employee Director Plan (the “Director Plan”) for non-employee directors. The 2018 Plan and the Director Plan were approved by stockholders on June 28, 2018 and, unless earlier terminated by the Board, terminate on May 12, 2028. Subject to certain adjustments and permitted reversions of shares, the maximum aggregate number of shares that may be authorized for issuance under awards granted under the 2018 Plan and Director Plan is 9,261,229 shares and 300,000 shares, respectively. In connection with the issuance of shares under the 2018 Plan and Director Plan, the Company has registered, in aggregate, 18.7 million and 300,000 shares of common stock, respectively. Outstanding awards issued under plans that precede the 2018 Plan and Director Plan remain outstanding, unchanged and subject to the terms of such plans and their respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended March 31, 2023, and 2022, the Company recognized $3.2 million and $4.4 million of stock based compensation expense in the Consolidated Statements of Operations, respectively. As of March 31, 2023, and 2022, approximately $27.1 million and $22.2 million of total unrecognized compensation costs expected to be recognized over the next 2.9 and 2.1 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the three months ended March 31, 2023, and 2022, were approximately $17.7 million, and $10.4 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three months ended March 31, 2023, and 2022, are summarized below:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	958,985	$16.35	1,037,848	$14.51
Granted	1,277,607	$13.81	593,745	$17.49
Vested (1)	(300,399)	$16.42	(331,049)	$14.41
Forfeited	(4,427)	$17.00	(9,619)	$15.93
Unvested Shares End of Period	1,931,766	$14.66	1,290,925	$15.90

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

In addition to the restricted stock equity based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the three months ended March 31, 2023 and 2022, was approximately $8,000 and 10,000, respectively. During the three months ended March 31, 2023 and 2022, approximately $23,000, and $15,000, of share-based cost due to stock option grants was expensed, respectively.

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

During the three months ended March 31, 2023 and 2022, no Performance Awards were granted or vested. During the three months ended March 31, 2023, 54,858 shares DEUs were issued and vested immediately with an aggregate fair value of $0.7 million. During the three months ended March 31, 2022, no Performance DEUs were issued. As of March 31, 2023 and 2022, there were no unvested Performance Awards.

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

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of March 31, 2023, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three year service term.

As of March 31, 2023, all Liability Awards are unvested and there was approximately $1.6 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.1 years. For the three months ended March 31, 2023, there was approximately $0.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $1.5 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2023 and 2022, no Liability Awards vested.

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

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Numerator
Net increase (decrease) in net assets resulting from operations	$94,564	$(3,336)
Less: Total distributions declared	(64,774)	(57,882)
Total Earnings, net of total distributions	29,790	(61,218)

Earnings, net of distributions attributable to common shares	29,442	(61,218)
Add: Distributions declared attributable to common shares	64,023	57,261
Numerator for basic and diluted change in net assets per common share	93,465	(3,957)

Denominator
Basic weighted average common shares outstanding	135,252	118,296
Common shares issuable	1,804	—
Weighted average common shares outstanding assuming dilution	137,056	118,296

Change in net assets per common share:
Basic	$0.69	$(0.03)
Diluted	$0.68	$(0.03)

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

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2023, and 2022, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended March 31,
Anti-dilutive Securities	2023	2022
Unvested common stock options	1,853	31,354
Restricted stock units	7,874	32,697
Unvested restricted stock awards	54,361	—
Performance awards*	—	547,626

*Included in these amounts are shares related to certain equity-based awards, which are fully-vested but have not been delivered and thus not outstanding for purposes of calculating earnings per share.

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

(in thousands, except per share data and ratios)	Three Months Ended March 31,
	2023	2022
Per share data (1):
Net asset value at beginning of period	$10.53	$11.22
Net investment income	0.48	0.30
Net realized gain (loss)	0.06	(0.02)
Net unrealized appreciation (depreciation)	0.16	(0.31)
Total from investment operations	0.70	(0.03)
Net increase (decrease) in net assets from capital share transactions (1)	0.05	0.08
Distributions of net investment income (6)	(0.48)	(0.48)
Stock-based compensation expense included in net investment income and other movements(2)	0.02	0.03
Net asset value at end of period	$10.82	$10.82

Ratios and supplemental data:
Per share market value at end of period	$12.89	$18.07
Total return (3)	0.80%	11.97%
Shares outstanding at end of period	138,596	123,194
Weighted average number of common shares outstanding	135,252	118,296
Net assets at end of period	$1,499,006	$1,333,448
Ratio of total expense to average net assets (4)	10.94%	8.82%
Ratio of net investment income before investment gains and losses to average net assets (4)	18.10%	10.75%
Portfolio turnover rate (5)	6.90%	3.81%
Weighted average debt outstanding	$1,604,533	$1,341,941
Weighted average debt per common share	$11.86	$11.34
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
(3)
The total return for the three months ended March 31, 2023, and 2022 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the three months ended March 31, 2023, and 2022 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of March 31, 2023, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of March 31, 2023, and December 31, 2022, the Company had approximately $562.1 million and $628.9 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of March 31, 2023, and December 31, 2022, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2023	December 31, 2022
Debt Investments:
Phathom Pharmaceuticals, Inc.	$66,500	$66,500
Thumbtack, Inc.	40,000	40,000
Automation Anywhere, Inc.	29,400	29,400
HilleVax, Inc.	28,000	28,000
Oak Street Health, Inc.	22,500	33,750
Skydio, Inc.	22,500	22,500
Axsome Therapeutics, Inc.	21,750	21,000
Replimune Group, Inc.	20,700	20,700
G1 Therapeutics, Inc.	19,375	19,375
AppDirect, Inc.	15,000	15,000
ATAI Life Sciences N.V.	14,000	—
Alladapt Immunotherapeutics Inc.	12,500	15,000
Dronedeploy, Inc.	12,500	12,500
Iveric Bio, Inc.	12,375	—
PathAI, Inc.	12,000	12,000
Viridian Therapeutics, Inc.	12,000	12,000
Tipalti Solutions Ltd.	10,500	—
Madrigal Pharmaceutical, Inc.	10,200	34,000
Alamar Biosciences, Inc.	10,000	10,000
Aryaka Networks, Inc.	10,000	20,000
Brain Corporation	10,000	20,700
Next Insurance, Inc.	10,000	—
Nuvolo Technologies Corporation	9,000	5,970
Locus Robotics Corp.	8,775	—
Kura Oncology, Inc.	8,250	8,250
Tarsus Pharmaceuticals, Inc.	8,250	10,313
Vida Health, Inc.	8,178	40,000
Dashlane, Inc.	8,000	10,000
Elation Health, Inc.	7,500	7,500
Gritstone Bio, Inc.	7,500	7,500
TG Therapeutics, Inc.	6,500	—
Carwow LTD	6,467	—
Akero Therapeutics, Inc.	5,000	5,000
Fulfil Solutions, Inc.	5,000	5,000
Modern Life, Inc.	4,250	—
Riviera Partners LLC	3,500	3,500
Leapwork ApS	3,450	—
Babel Street	3,375	3,375

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2023	December 31, 2022
Debt Investments:
Signal Media Limited	$3,000	$5,250
Cutover, Inc.	2,382	1,000
Zappi, Inc.	2,358	2,571
Yipit, LLC	2,250	2,250
Streamline Healthcare Solutions	2,200	—
Khoros (p.k.a Lithium Technologies)	1,812	1,812
Ceros, Inc.	1,707	1,707
ThreatConnect, Inc.	1,600	1,600
RVShare, LLC	1,500	1,500
Loftware, Inc.	1,423	—
Dispatch Technologies, Inc.	1,250	1,250
3GTMS, LLC	1,222	—
LogicSource	1,209	1,209
Zimperium, Inc.	1,088	1,088
Ikon Science Limited	1,050	1,050
Omeda Holdings, LLC	938	938
Fortified Health Security	840	840
Agilence, Inc.	800	800
Flight Schedule Pro, LLC	639	639
Constructor.io Corporation	625	625
Enmark Systems, Inc.	457	457
Alchemer LLC	445	890
Cybermaxx Intermediate Holdings, Inc.	390	390
Annex Cloud	386	386
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	72	225
Provention Bio, Inc.	—	40,000
Fever Labs, Inc.	—	8,333
Demandbase, Inc.	—	3,750
MacroFab, Inc.	—	3,000
Mobile Solutions Services	—	495
Total Unfunded Debt Commitments:	556,771	623,221

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	2,534	2,842
Forbion Growth Opportunities Fund II C.V.	2,811	2,811
Total Unfunded Commitments in Investment Funds & Vehicles:	5,345	5,653

Total Unfunded Commitments	$562,116	$628,874
(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $178.2 million and $173.5 million of unfunded commitments as of March 31, 2023, and December 31, 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	March 31, 2023	December 31, 2022
Unfunded Debt Commitments:
Expiring during:
2023	$358,696	$461,296
2024	167,468	134,856
2025	1,294	720
2026	9,037	9,038
2027	14,958	15,171
2028	5,318	2,140
Total Unfunded Debt Commitments	556,771	623,221

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	2,534	2,842
2032	2,811	2,811
Total Unfunded Commitments in Investment Funds & Vehicles	5,345	5,653
Total Unfunded Commitments	$562,116	$628,874

The following tables provide the Company’s contractual obligations as of March 31, 2023 and December 31, 2022:

As of March 31, 2023:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,733,000	$—	$375,000	$993,000	$365,000
Lease and License Obligations (4)	8,022	2,142	2,259	2,454	1,167
Total	$1,741,022	$2,142	$377,259	$995,454	$366,167

As of December 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,594,000	$—	$382,000	$847,000	$365,000
Lease and License Obligations (4)	8,641	2,723	2,259	2,452	1,207
Total	$1,602,641	$2,723	$384,259	$849,452	$366,207
(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of March 31, 2023. There was also $197.0 million outstanding under the SMBC Facility and $121.0 million outstanding under the MUFG Bank Facility as of March 31, 2023.
(3)
Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)
Facility leases and licenses including short-term leases.
(5)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of December 31, 2022. There was also $72.0 million outstanding under the SMBC Facility and $107.0 million outstanding under the MUFG Bank Facility as of December 31, 2022.

Certain premises are leased or licensed under agreements which expire at various dates through December 2028. For the three months ended March 31, 2023 and 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.8 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of March 31, 2023, and 2022:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total operating lease cost	$698	$703
Cash paid for amounts included in the measurement of lease liabilities	$609	$594

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	5.60	5.48
Weighted-average discount rate	5.35%	5.37%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2023:

(in thousands)	As of March 31, 2023
2023	$1,896
2024	1,110
2025	1,149
2026	1,191
Thereafter	2,544
Total lease payments	7,890
Less: imputed interest & other items	(2,924)
Total operating lease liability	$4,966

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

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately-offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. Additionally, the Company entered into a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary will utilize human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology) of the Company. Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.7 million and $1.4 million, respectively. As of March 31, 2023 and December 31, 2022, there was $0.3 million and $0.1 million receivable from the Adviser Subsidiary, respectively.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the three months ended March 31, 2023, $174.7 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the three months ended March 31, 2023, fundings of $120.9 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $5.6 million from the Adviser Funds relating to the assigned investments during the three months ended March 31, 2023.

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

13. Subsequent Events

Dividend Distribution Declaration

On April 27, 2023, the Board declared a cash distribution of $0.39 per share to be paid on May 23, 2023 to stockholders of record as of May 16, 2023. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.32 per share to be paid in four quarterly distributions of $0.08 per share, the Board declared a supplemental cash distribution of $0.08 per share to be paid on May 23, 2023 to stockholders of record as of May 16, 2023. Including the $0.08 per share supplemental cash distributions paid to stockholders of record as of March 9, 2023, the Board has declared a total of $0.16 per share of the $0.32 per share supplemental cash distribution declared on February 9, 2023.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 16, 2023 and under “Forward-Looking Statements” of this Item 2.

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

We have elected to be treated for tax purposes as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other requirements, we must maintain certain source-of-income and asset diversification requirements. In addition, we must make timely distributions of at least 90% of annual taxable income to our stockholders. As a RIC, we generally will not be subject to U.S. federal income tax on the income that we distribute (or are deemed to distribute) to our stockholders provided that we maintain our RIC status for a given year.

Our primary business objectives are to increase our net income, net investment income, and NAV by investing in Structured Debt and senior secured debt instruments of venture capital-backed and institutional-backed companies in a variety of technology-related industries at attractive current yields and the potential for equity appreciation and realized gains. Our Structured Debt and senior secured debt investments are typically secured by some or all of the assets of the applicable portfolio company. We also invest in “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position. In addition to our debt investments, we regularly engage in discussions with third parties with respect to various potential transactions to explore alternative investment structures. Through such alternative structures we may acquire an investment, a portfolio of investments, an entire company, or sell portions of our portfolio on an opportunistic basis. Through our investment strategy, we aim to achieve our business objectives by maximizing our portfolio total return from generation of investment income from our debt investments and capital appreciation from our warrant and equity investments.

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

Hercules Adviser LLC, is our wholly owned registered investment adviser subsidiary, which began providing investment advisory and related services to the Adviser Funds in 2021. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1  Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for federal tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

Macroeconomic Market Developments

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to economic cycles. However, the U.S and global capital markets continue to evolve as a result of the market volatility caused by the ongoing rise of inflation, geopolitical events, the continuing impacts of COVID-19 pandemic, supply chain issues, and disruptions in the banking sector. We are continuing to closely monitor the impact of these macroeconomic market developments on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. As a result, pressure on liquidity and financial results of certain of our portfolio companies have persisted, and our portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the ongoing macroeconomic market events will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations are highly uncertain and cannot be predicted.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was approximately $3.1 billion and $3.0 billion as of March 31, 2023 and December 31, 2022, respectively. The fair value of our debt investment portfolio as of March 31, 2023 was approximately $3.0 billion, compared to a fair value of approximately $2.8 billion at December 31, 2022. The fair value of the equity portfolio as of March 31, 2023 was approximately $124.4 million, compared to a fair value of approximately $134.0 million as of December 31, 2022. The fair value of the warrant portfolio as of March 31, 2023 was approximately $33.2 million, compared to a fair value of approximately $30.6 million as of December 31, 2022.

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

During the three months ended March 31, 2023, Hercules and the Adviser Funds directly committed or originated an aggregate total of $526.0 million of investment commitments. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $174.7 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $120.9 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

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

Our portfolio activity for the three months ended March 31, 2023 and March 31, 2022 was comprised of the following:

(in millions)	March 31, 2023	March 31, 2022
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$362.9	$448.9
Existing portfolio company	163.1	163.3
Sub-total	$526.0	$612.2
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(174.7)	(107.6)
Net Total Debt Commitments	$351.3	$504.6
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$184.2	$245.0
Existing portfolio company	291.7	103.2
Sub-total	$475.9	$348.2
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(120.9)	(60.6)
Net Total Debt Fundings	$355.0	$287.6
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
Existing portfolio company	0.3	3.4
Sub-total	$0.3	$3.4
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	—	(0.5)
Net Total Equity and Investment Funds and Vehicle Fundings	$0.3	$2.9

Total Unfunded Contractual Commitments (4)	$562.1	$371.3

Non-Binding Term Sheets
New portfolio company	$95.0	$564.8
Existing portfolio company	1.0	80.7
Total	$96.0	$645.5
(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $178.2 million and $39.7 million, of unfunded commitments as of March 31, 2023, and 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2023, we received approximately $206.6 million in aggregate principal repayments. Approximately $4.2 million of the aggregate principal repayments related to scheduled principal payments and approximately $202.4 million were early principal repayments related to 14 portfolio companies. Further, $74.5 million of the early principal repayments was early repayments due to merger and acquisition transactions related to three portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2023 and March 31, 2022 was as follows:

(in millions)	March 31, 2023	March 31, 2022
Beginning portfolio	$2,963.9	$2,434.5
New fundings and restructures	476.2	351.6
Fundings assigned to or directly funded by the Adviser Funds(1)	(120.9)	(61.1)
Warrants not related to current period fundings	0.1	0.7
Principal repayments received on investments	(5.1)	(11.3)
Early payoffs	(202.4)	(84.9)
Proceeds from sale of equity investments	(15.0)	(8.8)
Accretion of loan discounts and paid-in-kind principal	13.9	12.8
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(3.0)	(1.5)
New loan fees	(3.8)	(3.2)
Gain (loss) on investments due to sales or write offs	5.1	1.2
Net change in unrealized appreciation (depreciation)	21.1	(37.7)
Ending portfolio	$3,130.1	$2,592.3

(1)
Funded amounts include $115.3 million and $34.1 million direct fundings of investments made by the Adviser Funds, for the three months ended March 31, 2023 and March 31, 2022, respectively.

Periodically, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

The following table presents certain selected information regarding our debt investment portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Number of portfolio companies with debt outstanding	122	120
Percentage of debt bearing a floating rate	95.6%	95.3%
Percentage of debt bearing a fixed rate	4.4%	4.7%
Weighted average core yield (1)	14.0%	12.3%
Weighted average effective yield (2)	15.1%	12.7%
Prime rate at the end of the period	8.00%	7.50%
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

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of March 31, 2023, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 6.0% to approximately 17.1%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of March 31, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31,	December 31,
	2023	2022
Offset against debt investment cost	$44.6	$43.1
Deferred obligation contingent on funding or other milestone	10.9	10.9
Total Unamortized Fee Income	$55.5	$54.0

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	March 31,	December 31,
	2023	2022
Included within debt investment cost	$33.0	$32.5
Deferred receivable related to expired commitments	3.4	5.0
Total Exit Fees Receivable	$36.4	$37.5

Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended March 31, 2023 and 2022, we recorded approximately $5.5 million and $5.0 million in PIK income, respectively.

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

	Three months ended
	March 31, 2023	March 31, 2022
Total Yield	14.1%	10.7%
Effective Yield	15.1%	11.5%
Core Yield (Non-GAAP)	14.0%	11.1%

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

(in thousands)	Three months ended
	March 31, 2023	March 31, 2022
GAAP Basis:
Total investment income	$105,090	$65,157
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(7,121)	(2,248)
Non-GAAP Basis:
Core investment income	$97,969	$62,909

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

Another financial measure that we monitor is the total return for our investors, which was approximately 0.8% and 12.0% during the three months ended March 31, 2023 and 2022, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,220,057	39.0%	$1,150,707	38.8%
Software	828,712	26.5%	798,264	26.9%
Consumer & Business Services	474,883	15.2%	439,384	14.8%
Healthcare Services, Other	214,199	6.8%	198,763	6.7%
All other industries (1)	392,327	12.5%	376,837	12.8%
Total	$3,130,178	100.0%	$2,963,955	100.0%
(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2023, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the three months ended March 31, 2023 and the year ended December 31, 2022, our ten largest portfolio companies represented approximately 29.5% and 29.0% of the total fair value of our investments in portfolio companies, respectively. As of March 31, 2023 and December 31, 2022, we had six and eight investments that represented 5% or more of our net assets, respectively. As of March 31, 2023 and December 31, 2022, we had four and four equity investments representing approximately 48.6% and 39.8%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, approximately 95.6% and 95.3% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2023, we held warrants in 111 portfolio companies, with a fair value of approximately $33.2 million. The fair value of our warrant portfolio increased by approximately $2.6 million, as compared to a fair value of $30.6 million as of December 31, 2022, primarily related to the increase in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $74.3 million to exercise such warrants as of March 31, 2023. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2023 and December 31, 2022, respectively:

(in thousands)	March 31, 2023			December 31, 2022
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	19	$590,366	19.9%	20	$549,135	19.6%
2	55	1,184,885	39.9%	55	1,171,632	41.9%
3	42	1,099,950	37.1%	40	1,015,199	36.3%
4	5	92,257	3.1%	4	57,807	2.1%
5	1	1,193	0.0%	1	1,671	0.1%
	122	$2,968,651	100.0%	120	$2,795,444	100.0%

As of March 31, 2023, our debt investments had a weighted average investment grading of 2.26 on a cost basis, as compared to 2.23 as of December 31, 2022. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of current macroeconomic environment.

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

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2023 and December 31, 2022:

(in millions)	As of March 31,		As of December 31,
	2023		2022
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,133	99.4%	$2,988	99.4%
Non-accrual	18	0.6%	18	0.6%
Total Investments	$3,151	100.0%	$3,006	100.0%

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

Results of Operations

Our operating results for three months ended March 31, 2023 and 2022, were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Total investment income	$105,090	$65,157
Total expenses	39,591	29,370
Net investment income	65,499	35,787
Net realized gain (loss):	7,960	(2,381)
Net change in unrealized appreciation (depreciation):	21,105	(36,742)
Net increase (decrease) in net assets resulting from operations	$94,564	$(3,336)

Net investment income before gains and losses per common share:
Basic	$0.48	$0.30

Change in net assets resulting from operations per common share:
Basic	$0.69	$(0.03)
Diluted	$0.68	$(0.03)

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

Investment Income

Total investment income for the three months ended March 31, 2023 was approximately $105.1 million as compared to approximately $65.2 million for the three months ended March 31, 2022. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022
Contractual interest income	$82,791	$49,544
Exit fee interest income	9,382	6,726
PIK interest income	5,528	4,975
Other interest income (1)	2,196	1,007
Total interest income	$99,897	$62,252

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three months ended March 31, 2023 totaled approximately $99.9 million as compared to approximately $62.3 million for the three months ended March 31, 2022. The increase in interest income for the three months ended March 31, 2023 as compared to the period ended March 31, 2022 is primarily attributable to an increase in the weighted average principal and an increase in core yield due to increases in the benchmark rates of our debt investment portfolio outstanding between the periods.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022
Recurring interest income	$95,685	$61,042
Non-recurring interest income	4,212	1,210
Total interest income	$99,897	$62,252

The following table shows the PIK-related activity for the three months ended March 31, 2023 and 2022, at cost:

(in thousands)	Three Months Ended March 31,
	2023	2022
Beginning PIK interest receivable balance	$25,713	$11,801
PIK interest income during the period	5,528	4,975
Payments received from PIK loans	(545)	(2,081)
Realized gain (loss)	—	(367)
Ending PIK interest receivable balance	$30,696	$14,328

The increase in PIK interest income during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for both March 31, 2023 and March 31, 2022, represented approximately 1% of total debt investments.

Fee Income

Fee income from commitment, facility and loan related fees for the three months ended March 31, 2023 totaled approximately $5.2 million, as compared to approximately $2.9 million, for the three months ended March 31, 2022. The increase in fee income for the three months ended March 31, 2023 is primarily due to an increase in the acceleration of unamortized fees, and one-time fees as a result of a higher volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022
Recurring fee income	$2,040	$1,779
Fee income - expired commitments	243	87
Accelerated fee income - early repayments	2,910	1,039
Total fee income	$5,193	$2,905

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2023 or 2022.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, and employee compensation and benefits. During the three months ended March 31, 2023 and 2022, our net operating expenses totaled approximately $39.6 million and $29.4 million, respectively.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $19.0 million and $13.5 million for the three months ended March 31, 2023 and 2022, respectively. Interest and fee expense during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, increased due to higher weighted average borrowing costs and debt outstanding.

We had a weighted average cost of debt of approximately 4.7% and 4.0% for the three months ended March 31, 2023 and 2022, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The increase in the weighted average cost of debt during 2023 as compared to 2022, was attributable to increased usage of our Credit Facilities which have a higher cost of debt.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $4.1 million from $3.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expenses for the three months ended March 31, 2023 is primarily attributable to an increase in costs of office and operating supplies and certain professional fees. Tax expenses primarily relate to excise tax accruals. Tax expenses were $1.4 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $14.6 million for the three months ended March 31, 2023 as compared to approximately $8.3 million for the three months ended March 31, 2022. The increase between the three months ended March 31, 2023 and 2022 was primarily due to an increase in variable compensation.

Employee stock-based compensation totaled approximately $3.2 million for the three months ended March 31, 2023 as compared to approximately $4.4 million for the three months ended March 31, 2022. The decrease between comparative periods was primarily attributable to a decrease in compensation expense related to Performance Awards which vested in 2022.

Expenses allocated to the Adviser Subsidiary

In March 2021, we entered into a shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), pursuant to which the Adviser Subsidiary utilizes our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.7 million and $1.4 million, respectively. The increase in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management and higher allocations to the Adviser Funds. As of March 31, 2023 and December 31, 2022, $0.3 million and $0.1 million, respectively, was due from the Adviser Subsidiary.

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

A summary of net realized gains and losses for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Realized gains	$9,614	$5,044
Realized losses	(1,659)	(3,739)
Realized foreign exchange gains (losses)	5	—
Realized loss on debt extinguishment	—	(3,686)
Net realized gains (losses)	$7,960	$(2,381)

During the three months ended March 31, 2023, we recognized net realized gains of $7.9 million. The net realized gains were generated from gross realized gains of $9.6 million primarily from the sale of our equity position in Sprinklr, Inc. and Zeta Global Corp. Our gains were offset by gross realized losses of $1.7 million from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired.

During the three months ended March 31, 2022, we recognized net realized losses of $2.4 million. During the three months ended March 31, 2022, we recorded gross realized gains of $5.0 million primarily from the sale of our equity position in Black Crow AI, Inc. Our gains were partially offset by gross realized losses of $3.7 million primarily from the write-off of our investments in Regent Education and Medrobotics Corporation during the period. In addition, as part of the retirement of the 2022 Notes we incurred a $3.7 million loss on debt extinguishment, which was related to fees, accrued interest, and the acceleration of debt issuance costs amortization. The $3.7 million is included as a realized loss within the “Loss on extinguishment of debt” on the Consolidated Statement of Operations for the three months ended March 31, 2022.

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31
(in thousands)	2023	2022
Gross unrealized appreciation on portfolio investments	$52,577	$19,540
Gross unrealized depreciation on portfolio investments	(24,025)	(57,173)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(8,151)	1,027
Net unrealized appreciation (depreciation) on portfolio investments	20,401	(36,606)
Other net unrealized appreciation (depreciation)	704	(136)
Total net unrealized appreciation (depreciation)	$21,105	$(36,742)

During the three months ended March 31, 2023 and 2022, we recorded approximately $21.1 million of net unrealized appreciation and $36.7 million of net unrealized depreciation on our debt, equity, warrant, and investment funds, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023			2022
(in thousands)	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds	Total
Valuation appreciation (depreciation)	$22,013	$6,539	$28,552	$(7,963)	$(29,670)	$(37,633)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	(2,833)	(5,318)	(8,151)	(150)	1,177	1,027
Other net unrealized appreciation (depreciation)	620	84	704	22	(158)	(136)
Net realized appreciation (depreciation)	$19,800	$1,305	$21,105	$(8,091)	$(28,651)	$(36,742)

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

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended March 31, 2023 and 2022, no dividends were declared by the Adviser Subsidiary.

Financial Condition, Liquidity, Capital Resources and Obligations

Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-the-Market (“ATM”), and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiary. This “Financial Condition, Liquidity, Capital Resources and Obligations” section should be read in conjunction with the “Macroeconomic Market Developments” section above.

During the three months ended March 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the three months ended March 31, 2023, our operating activities used $80.9 million of cash and cash equivalents, compared to $188.6 million used during the three months ended March 31, 2022. The $107.7 million decrease in cash used in operating activities was primarily due to a $111.2 million increase in principal, fee repayments, and proceeds received from debt investments, and $6.2 million increase in proceeds received from the sale of equity investments.

During the three months ended March 31, 2023, our investing activities used approximately $94 thousand of cash, compared to $50 thousand used during the three months ended March 31, 2022. The $44 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.

During the three months ended March 31, 2023, our financing activities provided $134.0 million of cash, compared to $114.9 million provided by financing activities during the three months ended March 31, 2022. The $19.2 million increase in cash flows from financing activities was primarily due to increased net borrowing activity of $44.5 million, which was offset by decreased equity issued through our ATM program of $19.9 million. During the three months ended March 31, 2023 and 2022, equity issued (net of offering costs) through our ATM program approximated $65.3 million and $85.2 million, respectively. Additionally, dividend distributions increased $7.0 million for a total $63.8 million during the three months ended March 31, 2023, compared to $56.9 million during the three months ended March 31, 2022.

As of March 31, 2023, our net assets totaled $1.5 billion, with a NAV per share of $10.82. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of March 31, 2023

As of March 31, 2023, we had $553.1 million in available liquidity, including $71.1 million in cash and cash equivalents, and approximately $175.0 million available under our SMBC letter of credit facility. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400 million), subject to certain conditions. As of March 31, 2023, we had available borrowing capacity of $28.0 million under the SMBC Facility and $279.0 million under the MUFG Bank Facility. Total amounts outstanding as of March 31, 2023, were $318.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,415.0 million of term debt outstanding, which are all fixed interest rate debt obligations.

Not considered above, as of March 31, 2023, we held $7.8 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2023, our asset coverage ratio under our regulatory requirements as a BDC was 196.0% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 186.3% as of March 31, 2023.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of macro-economic events, including the COVID-19 pandemic, the war in Ukraine, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

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

During the three months ended March 31, 2023, we issued and sold 4.7 million shares of our common stock receiving total accumulated net proceeds of approximately $65.3 million. This is a decrease from the three months ended March 31, 2022, where we issued and sold 4.9 million shares of our common stock receiving total accumulated net proceeds of approximately $85.2 million.

We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2023, approximately 3.9 million shares remain available for issuance and sale under the current equity distribution agreement.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of March 31, 2023, we had $1,733.0 million of debt outstanding, none of which was due within the next year, $375.0 million within 1 to 3 years, and $1,358.0 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

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

As of March 31, 2023, we had approximately $562.1 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $178.2 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.

Additionally, we had approximately $96.0 million of non-binding term sheets outstanding to three new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$39,775
(50)	$20,082
50	$(20,798)
100	$(41,321)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, Eurodollar, and BSBY rates, to the extent our debt investments include variable interest rates. As of March 31, 2023, approximately 95.6% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, Eurodollar, or BSBY rates with a floor. As of March 31, 2023, approximately 9.3% of our debt investments have variable rates based on LIBOR and 13.5% of our debt investments have variable rates based on SOFR, BSBY or Eurodollar rates. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We are actively considering and discussing the preferred alternative benchmark with our portfolio companies and prioritize the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee (“ARRC”) has recommended for US based debt securities to use the SOFR rate as the alternative benchmark. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(75)	$(19,110)	$(1,421)	$(17,689)	$(0.13)
(50)	$(12,952)	$(948)	$(12,004)	$(0.09)
(25)	$(6,768)	$(474)	$(6,294)	$(0.05)
25	$6,768	$474	$6,294	$0.05
50	$13,475	$948	$12,527	$0.09
75	$19,879	$1,421	$18,458	$0.14
100	$26,283	$1,895	$24,388	$0.18
200	$51,897	$3,791	$48,106	$0.36

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2023, we did not engage in interest rate or foreign currency hedging activities.

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

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to Item 2  “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive and chief financial officers, under the supervision and with the participation of the Company’s management, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive and chief financial officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (the “Annual Report”).

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of March 31, 2023 that represent greater than 5% of our net assets:

(in thousands)	March 31, 2023
	Fair Value	Percentage of Net Assets
Corium, Inc.	$136,593	9.1%
Axsome Therapeutics, Inc.	$130,587	8.7%
Phathom Pharmaceuticals, Inc.	$95,370	6.4%
Worldremit Group Limited	$94,519	6.3%
SeatGeek, Inc.	$88,983	5.9%
Rocket Lab Global Services, LLC	$88,450	5.9%
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

We and our portfolio companies may maintain cash balances at financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits and we may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at FDIC regulated U.S. banking institutions and, when appropriate and operationally feasible, is generally swept into overnight money market accounts. Still, cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may at any time exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Reinvestment Plan

During the three months ended March 31, 2023, we issued 61,383 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $0.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
3(a)	Amended and Restated Bylaws.(1)
10.1	Letter of Credit Facility Agreement, dated as of January 13, 2023, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank(2)
10.2

First Omnibus Amendment to Revolving Credit Agreement and Guarantee and Security Agreement, dated as of January 13, 2023, among Hercules Capital, Inc., and the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative and collateral agent(2)

10.3

Third Amendment to Loan and Security Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger swingline lender and sole bookrunner(2)

10.4

First Amendment to Sales and Servicing Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Bank Ltd., as agent(2)

10.5	Form of Long-Term Restricted Stock Unit Agreement(2)
10.6*	First Amendment to Letter of Credit Facility, dated as of March 21, 2023, among Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL

* Filed herewith.

(1) Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 20, 2020.

(2) Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 16, 2023.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2023 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2023
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$313	$—	—	$(60)	$253
	Common Stock	—	—	6	—	—	(3)	3
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	815	—	21,700	22	—	2,867	24,589
	Preferred Stock	—	—	14,137	—	—	805	14,942
	Common Stock	—	—	1,107	—	—	63	1,170
Hercules Adviser LLC(6)	Unsecured Debt	150	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	5,442	24,595
Total Majority Owned Control Investments		$965	$—	$68,416	$22	$—	$9,114	$77,552
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,042	$—	$—	$(268)	$7,774
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,042	$—	$—	$(268)	$7,774
Total Control Investments		$1,135	$—	$76,458	$22	$—	$8,846	$85,326
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
(5)
As of March 31, 2018, the Company's investment in Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC) became classified as a control investment as a result of obtaining a controlling financial interest.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Three Months Ended March 31, 2022 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2022
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (10)	Preferred Stock	$—	$—	$500	$—	$—	$86	$586
	Common Stock	—	—	65	—	—	(37)	28
Gibraltar Business Capital, LLC (5)	Unsecured Debt	850	—	23,212	19	—	(274)	22,957
	Preferred Stock	—	—	19,393	—	—	(897)	18,496
	Common Stock	—	—	1,225	—	—	(56)	1,169
Hercules Adviser LLC(6)	Unsecured Debt	111	—	8,850	1,300	—	—	10,150
	Member Units	—	—	11,990	—	—	2,554	14,544
Total Majority Owned Control Investments		$961	$—	$65,235	$1,319	$—	$1,376	$67,930
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,269	$—	$—	$78	$8,347
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,269	$—	$—	$78	$8,347
Total Control Investments		$1,131	$—	$73,504	$1,319	$—	$1,454	$76,277

Affiliate Investments
Black Crow AI, Inc.(8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (9)	Senior Debt	1,047	—	7,747	—	(4,781)	20	2,986
	Common Stock	—	—	591	400	—	853	1,844
Total Affiliate Investments		$1,047	$3,772	$9,458	$400	$(5,781)	$753	$4,830
Total Control and Affiliate Investments		$2,178	$3,772	$82,962	$1,719	$(5,781)	$2,207	$81,107
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
(9)
As of December 11, 2020, the Company's investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.
(10)
As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2023 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$253
	Medical Devices & Equipment	Common Stock			180,000	—	3
Total Coronado Aesthetics, LLC						$250	$256
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,589	24,589
	Diversified Financial Services	Preferred Series A Equity			10,602,752	26,122	14,942
	Diversified Financial Services	Common Stock			830,000	1,884	1,170
Total Gibraltar Acquisition, LLC						$52,595	$40,701
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	24,595
Total Hercules Adviser LLC						$12,035	$36,595
Total Majority Owned Control Investments (5.17%)*						$64,880	$77,552
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$23,703	$13,263	$—
	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	7,774
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$7,774
Total Other Control Investments (0.52%)*						$22,413	$7,774
Total Control Investments (5.69%)*						$87,293	$85,326

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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 4, 2023	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 4, 2023	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer