Form 10-Q
period 2023-06-30
Hercules Capital, Inc.
filed 2023-08-03
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 26, 2023, there were 144,602,208 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,025,780 and $2,918,425, respectively)	$3,021,866	$2,887,497
Control investments (cost of $88,317 and $87,271, respectively)	90,923	76,458
Total investments, at fair value (cost of $3,114,097 and $3,005,696, respectively; fair value amounts related to a VIE $256,076 and $236,585, respectively)	3,112,789	2,963,955
Cash and cash equivalents	61,695	15,797
Restricted cash (amounts related to a VIE $12,339 and $10,079, respectively)	12,339	10,079
Interest receivable	32,086	31,682
Right of use asset	3,783	4,986
Other assets	1,812	2,356
Total assets	$3,224,504	$3,028,855

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $148,251 and $147,957, respectively)	$1,588,608	$1,574,351
Accounts payable and accrued liabilities	46,500	47,539
Operating lease liability	3,886	5,506
Total liabilities	$1,638,994	$1,627,396

Net assets consist of:
Common stock, par value	$145	$134
Capital in excess of par value	1,468,270	1,341,416
Total distributable earnings	117,095	59,909
Total net assets	$1,585,510	$1,401,459
Total liabilities and net assets	$3,224,504	$3,028,855

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	144,641	133,045
Net asset value per share	$10.96	$10.53

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$107,931	67,511	$206,712	127,601
Control investments	1,055	1,144	2,171	2,259
Affiliate investments	—	76	—	1,123
Total interest and dividend income	108,986	68,731	208,883	130,983
Fee income:
Non-control/Non-affiliate investments	7,226	3,367	12,400	6,256
Control investments	19	17	38	33
Total fee income	7,245	3,384	12,438	6,289
Total investment income	116,231	72,115	221,321	137,272
Operating expenses:
Interest	17,184	12,698	33,809	24,345
Loan fees	2,464	1,492	4,793	3,334
General and administrative	5,151	4,322	9,277	8,140
Tax expenses	1,980	1,821	3,367	2,533
Employee compensation:
Compensation and benefits	12,841	11,060	27,458	19,389
Stock-based compensation	3,325	3,661	6,511	8,085
Total employee compensation	16,166	14,721	33,969	27,474
Total gross operating expenses	42,945	35,054	85,215	65,826
Expenses allocated to the Adviser Subsidiary	(2,414)	(3,070)	(5,093)	(4,472)
Total net operating expenses	40,531	31,984	80,122	61,354
Net investment income	75,700	40,131	141,199	75,918
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	217	(2,133)	8,177	(4,600)
Affiliate investments	—	—	—	3,772
Loss on extinguishment of debt	—	—	—	(3,686)
Total net realized gain (loss)	217	(2,133)	8,177	(4,514)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	14,285	(51,749)	26,544	(90,698)
Control investments	4,573	4,728	13,419	6,182
Affiliate investments	—	(1,295)	—	(542)
Total net change in unrealized appreciation (depreciation)	18,858	(48,316)	39,963	(85,058)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	19,075	(50,449)	48,140	(89,572)
Net increase (decrease) in net assets resulting from operations	$94,775	$(10,318)	$189,339	$(13,654)

Net investment income before gains and losses per common share:
Basic	$0.53	$0.32	$1.01	$0.62
Change in net assets resulting from operations per common share:
Basic	$0.66	$(0.09)	$1.35	$(0.12)
Diluted	$0.66	$(0.09)	$1.34	$(0.12)
Weighted average shares outstanding:
Basic	141,390	124,255	138,338	121,292
Diluted	142,084	124,255	139,587	121,292
Distributions paid per common share:
Basic	$0.47	$0.48	$0.94	$0.96

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2023	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2023	138,596	$139	$1,409,168	$89,699	$1,499,006
Net increase (decrease) in net assets resulting from operations	—	—	—	94,775	94,775
Public offering, net of offering expenses	5,062	5	65,401	—	65,406
Issuance of common stock under equity-based award plans	955	1	75	—	76
Shares retired on vesting of equity-based awards	(44)	—	(10,311)	—	(10,311)
Distributions reinvested in common stock	72	—	939	—	939
Distributions	—	—	—	(67,379)	(67,379)
Stock-based compensation (1)	—	—	2,998	—	2,998
Balance as of June 30, 2023	144,641	$145	$1,468,270	$117,095	$1,585,510

For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	189,339	189,339
Public offering, net of offering expenses	9,721	9	130,739	—	130,748
Issuance of common stock under equity-based award plans	1,902	2	213	—	215
Shares retired on vesting of equity-based awards	(160)	—	(11,828)	—	(11,828)
Distributions reinvested in common stock	133	—	1,879	—	1,879
Distributions	—	—	—	(132,153)	(132,153)
Stock-based compensation (1)	—	—	5,851	—	5,851
Balance as of June 30, 2023	144,641	$145	$1,468,270	$117,095	$1,585,510
(1)
Stock-based compensation includes $30 thousand and $50 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2023, respectively.

(amounts in thousands)			Capital in	Distributable
	Common Stock		excess	Earnings	Net
For the Three Months Ended June 30, 2022	Shares	Par Value	of par value	(loss)	Assets
Balance as of March 31, 2022	123,194	$124	$1,178,019	$155,305	$1,333,448
Net increase (decrease) in net assets resulting from operations	—	—	—	(10,318)	(10,318)
Public offering, net of offering expenses	4,061	4	61,851	—	61,855
Issuance of common stock under equity-based award plans	23	—	—	—	—
Shares retired on vesting of equity-based awards	(54)	—	(894)	—	(894)
Distributions reinvested in common stock	61	—	921	—	921
Distributions	—	—	—	(59,993)	(59,993)
Stock-based compensation (1)	—	—	2,721	—	2,721
Balance as of June 30, 2022	127,285	$128	$1,242,618	$84,994	$1,327,740

For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	(13,654)	(13,654)
Public offering, net of offering expenses	8,921	9	147,095	—	147,104
Issuance of common stock under equity-based award plans	825	1	453	—	454
Shares retired on vesting of equity-based awards	(182)	—	(4,620)	—	(4,620)
Distributions reinvested in common stock	121	—	1,946	—	1,946
Issuance of Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(117,875)	(117,875)
Stock-based compensation (1)	—	—	5,838	—	5,838
Balance as of June 30, 2022	127,285	$128	$1,242,618	$84,994	$1,327,740
(1)
Stock-based compensation includes $36 thousand and $76 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2022, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$189,339	$(13,654)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(834,759)	(790,706)
Fundings assigned to Adviser Funds	199,866	189,806
Principal and fee repayments received and proceeds from the sale of debt investments	516,535	237,178
Proceeds from the sale of equity and warrant investments	30,074	7,749
Net change in unrealized (appreciation) depreciation	(39,963)	85,058
Net realized (gain) loss	(8,177)	828
Accretion of paid-in-kind principal	(11,347)	(9,943)
Accretion of loan discounts	(3,211)	(1,982)
Accretion of loan discount on convertible notes	—	112
Accretion of loan exit fees	(11,956)	(12,057)
Change in loan income, net of collections	12,421	7,119
Unearned fees related to unfunded commitments	(68)	1,819
Realized loss on debt extinguishment	—	364
Amortization of debt fees and issuance costs	3,474	2,570
Depreciation and amortization	108	110
Stock-based compensation and amortization of restricted stock grants (1)	5,851	5,838
Change in operating assets and liabilities:
Interest receivable	(393)	(4,768)
Other assets	7,546	482
Accrued liabilities	(2,574)	(12,630)
Net cash provided by (used in) operating activities	52,766	(306,707)

Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(379)	(74)
Net cash provided by (used in) investing activities	(379)	(74)

Cash flows provided by (used in) financing activities:
Issuance of common stock	132,329	148,721
Offering expenses	(1,581)	(1,617)
Retirement of employee shares, net	(11,613)	(4,166)
Distributions paid	(130,274)	(115,929)
Issuance of debt	380,000	1,124,237
Repayment of debt	(368,000)	(854,374)
Debt issuance costs	—	(6,076)
Fees paid for credit facilities and debentures	(5,090)	(1,600)
Net cash provided by (used in) financing activities	(4,229)	289,196
Net increase (decrease) in cash, cash equivalents, and restricted cash	48,158	(17,585)
Cash, cash equivalents, and restricted cash at beginning of period	25,876	136,265
Cash, cash equivalents, and restricted cash at end of period	$74,034	$118,680

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$33,664	$22,642
Income tax, including excise tax, paid	$5,151	$7,281
Distributions reinvested	$1,879	$1,946
(1)
Stock-based compensation includes $50 thousand and $76 thousand of restricted stock and option expense related to director compensation for the six months ended June 30, 2023 and 2022, respectively.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$61,695	$115,309
Restricted cash	12,339	3,371
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$74,034	$118,680

See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,023	$5,028	$5,055	(13)(14)(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,696	27,969	(17)
Subtotal: Biotechnology Tools (2.08%)*					32,724	33,024
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$15,073	14,922	15,407	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 9.62%, Floor rate 10.62%	$3,284	3,245	3,266	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	Prime + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$85,103	86,546	86,546	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (6.64%)*					104,713	105,219
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 7.12% Exit Fee	$55,790	57,154	58,178	(12)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£19,327	26,412	24,845	(5)(10)(14)(17)
Collective Health, Inc.	Senior Secured	September 2023	Prime + 4.75%, Floor rate 12.50%	$4,000	3,985	3,985
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 7.00%	$22,494	22,494	22,407	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.75%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,969	14,056	(5)(10)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,819	14,745	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$12,908	12,841	12,841	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$28,296	27,892	28,114	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 1.00% Exit Fee	$25,135	25,008	25,836	(11)(14)(16)(17)
	Senior Secured	July 2025	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%	$58,125	57,689	57,689	(16)(17)
Total SeatGeek, Inc.				$83,260	82,697	83,525
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,087	9,051	9,093	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$23,703	13,263	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	7,073	(7)
Total Tectura Corporation				$31,953	21,513	7,073
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,180	10,180	10,399	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$52,464	53,106	51,752	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,075	5,085	5,124	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,071	5,096	5,194	(14)
Total Veem, Inc.				$10,146	10,181	10,318
Worldremit Group Limited	Senior Secured	February 2025	3-month SOFR + 9.25%, Floor rate 10.25%, 3.20% Exit Fee	$88,250	88,626	88,741	(5)(10)(11)(12)(16)(19)
	Senior Secured	February 2025	1-month SOFR + 9.25%, Floor rate 10.25%, 3.20% Exit Fee	$6,250	6,252	6,270	(5)(10)(16)(19)
Total Worldremit Group Limited				$94,500	94,878	95,011
Subtotal: Consumer & Business Services (28.15%)*					461,172	446,342
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,613	24,613	(7)(20)
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)
Next Insurance, Inc.	Senior Secured	February 2028	Prime + -1.50%, Floor rate 4.75%, PIK Interest 5.50%	$10,181	9,984	9,984	(14)(17)(19)
Subtotal: Diversified Financial Services (2.94%)*					46,597	46,597

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	$12,385	$12,794	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	16,047	16,179	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$30,000	29,904	29,747	(13)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	23,883	23,728	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,592	10,633	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	142,818	143,739	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,818	11,542	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$8,008	8,277	8,246	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,880	37,718	34,033	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	30,056	30,478	(13)(15)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,000	23,443	23,443	(5)(10)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	134,545	136,450	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,674	9,674	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$5,000	5,642	5,552	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	11,230	11,264	(5)(10)(12)(13)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 11.41% Exit Fee	$38,750	39,386	39,500	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,243	19,482	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$22,799	22,874	22,766	(13)(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$16,386	16,837	16,770	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,238	20,209	19,163	(14)(15)
Iveric Bio, Inc.	Senior Secured	August 2027	Prime + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$49,500	49,336	52,631	(10)(12)(17)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,489	5,606	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$6,854	7,042	7,049	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$68,000	67,896	68,481	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$96,262	97,177	96,827	(10)(12)(14)(15)(16)(17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,001	5,027	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,906	20,904	21,240	(10)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$10,313	10,372	10,434	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$65,023	65,045	65,130	(10)(11)(12)(14)(17)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	70,682	72,066	(5)(10)(11)(12)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Unity Biotechnology, Inc.	Senior Secured	August 2024	Prime + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$16,766	$18,014	$17,999	(13)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$5,271	5,621	5,621	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$2,000	2,027	1,950	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	April 2026	Prime + 3.15%, Floor rate 10.15%, 6.35% Exit Fee	$32,500	32,658	32,747	(11)(12)(13)
Subtotal: Drug Discovery & Development (68.62%)*					1,083,845	1,087,991
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,256	18,942	(17)(19)
Subtotal: Electronics & Computer Hardware (1.19%)*					18,256	18,942
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$11,314	11,608	11,500	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$57,658	56,974	55,819	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,859	47,142	(11)(13)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,999	53,646	54,269	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$17,500	17,331	17,331	(15)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 3.00% Exit Fee	$13,000	12,765	12,765	(13)(17)
Vida Health, Inc.	Senior Secured	March 2026	Prime + 1.00%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$20,000	19,810	19,359	(11)(17)
Subtotal: Healthcare Services, Other (13.76%)*					218,993	218,185
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,362	20,826	20,949	(14)(15)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$11,625	11,480	11,480	(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$3,000	2,970	2,955	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 9.03%, Floor rate 10.03%	$31,875	31,423	31,987	(17)(18)
Subtotal: Information Services (4.25%)*					66,699	67,371
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$10,231	10,252	10,356	(13)
MacroFab, Inc.	Senior Secured	March 2026	Prime + 4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$20,254	19,995	21,608	(14)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	14,110	14,585	(10)(13)
Subtotal: Manufacturing Technology (2.94%)*					44,357	46,549
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$6,667	6,619	6,682	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,500	1,495	1,503	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,667	1,656	1,664	(19)
	Senior Secured	March 2026	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,667	1,648	1,648	(19)
Total Fever Labs, Inc.				$11,501	11,418	11,497
Subtotal: Media/Content/Info (0.73%)*					11,418	11,497
Software
3GTMS, LLC	Senior Secured	February 2025	6-month SOFR + 9.27%, Floor rate 10.27%	$13,174	13,061	13,016	(11)(17)(18)
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,259	9,063	9,093	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,908	20,475	21,158	(13)(17)(18)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 9.99%	$8,479	8,290	8,319	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,197	19,782	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,889	44,387	(15)(17)(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Brain Corporation	Senior Secured	April 2026	Prime + 3.70%, Floor rate 9.20%, PIK Interest 1.00%, 3.95% Exit Fee	$30,268	$30,313	$30,184	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,640	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	1-month SOFR + 8.76%, Floor rate 9.76%	$10,124	9,952	10,081	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.89%, Floor rate 9.89%	$22,973	22,547	23,145	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,582	4,736	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$74,719	74,304	74,805	(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.32% Exit Fee	$9,848	9,937	9,645	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,489	5,629	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.38%, Floor rate 9.38%	$7,975	7,830	7,557	(13)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 12.11%, Floor rate 13.11%	$2,553	2,493	2,604	(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,528	10,323	10,161
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 2.39% Exit Fee	$42,611	42,648	42,749	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,309	7,414	(17)(18)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,772	3,746	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,071	4,935	5,059	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month SOFR + 6.75%, Floor rate 7.75%, PIK Interest 2.14%	$8,313	8,161	8,263	(11)(14)(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.70%, Floor rate 8.70%	$5,948	5,785	5,859	(17)(18)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.54%, Floor rate 8.54%	$7,000	6,837	6,796	(11)(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month Eurodollar + 9.00%, Floor rate 10.00%	$6,388	6,284	6,363	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75%, Floor rate 8.75%	$20,000	19,887	20,200	(19)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-month SOFR + 8.00%, Floor rate 9.00%	$57,113	57,037	57,037	(17)
Kore.ai, Inc.	Senior Secured	April 2027	Prime + 1.50%, Floor rate 9.25%, PIK Interest 2.20%, 2.25% Exit Fee	$30,114	29,707	29,503	(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,776	3,751	3,751	(5)(10)(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$25,900	25,278	25,278	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,050	13,287	(17)
Mobile Solutions Services	Senior Secured	December 2025	3-month LIBOR + 9.06%, Floor rate 10.06%	$18,366	18,059	17,821	(18)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Nuvolo Technologies Corporation	Senior Secured	July 2026	Prime + 5.25%, Floor rate 8.50%, 2.42% Exit Fee	$22,500	$22,644	$22,975	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,519	7,299	7,398	(11)(17)(18)
Riviera Partners LLC	Senior Secured	April 2027	6-month SOFR + 7.53%, Floor rate 8.53%	$25,988	25,477	24,871	(17)(18)
Salary.com, LLC	Senior Secured	September 2027	3-month SOFR + 8.00%, Floor rate 9.00%	$17,910	17,591	17,577	(18)
ShadowDragon, LLC	Senior Secured	December 2026	6-month SOFR + 8.95%, Floor rate 9.95%	$6,000	5,868	5,739	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$15,058	14,980	14,962	(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 2.55% Exit Fee	$34,500	33,984	33,984	(5)(10)
Streamline Healthcare Solutions	Senior Secured	March 2028	1-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,931	12,932	(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,432	22,432	(17)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$2,672	2,657	2,657	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month SOFR + 9.00%, Floor rate 10.00%	$10,976	10,753	10,823	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,541	10,416	10,416	(5)(10)(14)(17)
VideoAmp, Inc.	Senior Secured	February 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$63,585	63,830	68,207	(14)(15)(19)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,797	8,803	(5)(10)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,028	16,235	(17)(18)
Subtotal: Software (53.63%)*					842,249	850,278
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,067	4,053	4,091	(13)(14)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,876	1,876	1,856	(19)
Subtotal: Sustainable and Renewable Technology (0.38%)*					5,929	5,947
Total: Debt Investments (185.30%)*					$2,936,952	$2,937,942

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	$433	$22	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	144
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	87
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	72
Subtotal: Consumer & Business Products (0.02%)*					663	325
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	511	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	946	6,267	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	966	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	417	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	450
	Equity	10/25/2016	Preferred Series A-1	108,710	632	171
Total OfferUp, Inc.				394,790	2,295	621
Oportun	Equity	6/28/2013	Common Stock	48,365	577	289	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	666
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Subtotal: Consumer & Business Services (0.61%)*					13,171	9,737

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	$29,006	$19,779	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	27,161	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	373
Subtotal: Diversified Financial Services (2.98%)*					29,444	47,313
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	10	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	12	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	23
Drug Discovery & Development
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,923	1,000	4	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	9,128	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,503	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	3,979	(4)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	12	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	258	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	863	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,131	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	4,044	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	7	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	506	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	763	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	169	(4)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	2,108	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	19	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	202	36	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	7	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,811	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	197	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,280
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,070
Total Valo Health, LLC				680,410	4,000	3,350
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	3,038	(4)
Subtotal: Drug Discovery & Development (2.20%)*					40,305	34,933
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	512
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	611
Subtotal: Electronics & Computer Hardware (0.07%)*					2,150	1,123
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,095	1,446	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	867
Subtotal: Healthcare Services, Other (0.15%)*					6,782	2,313

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$1,764	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,705
Subtotal: Information Services (0.34%)*					4,440	5,469
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	5	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	292	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	297
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,500	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	59	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	332	13	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					2,953	369
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	368
Subtotal: Semiconductors (0.02%)*					160	368
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	965
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	263	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	736	(5)(10)
Total Contentful Global, Inc.				149,500	638	999
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	565
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,706
	Equity	8/24/2017	Preferred Series 3	93,620	300	377
Total Druva Holdings, Inc.				552,461	1,300	2,083
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	18
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	3,323	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	1,018,337	6,225	15,611	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,922
	Equity	8/12/2021	Preferred Series F	52,956	280	211
Total SingleStore, Inc.				633,939	2,280	2,133
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	548
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	290	(4)
Subtotal: Software (1.83%)*					25,711	28,941
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	1,024
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	867
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	417	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,409
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	549	(4)
Subtotal: Sustainable and Renewable Technology (0.33%)*					11,508	5,266
Total: Equity Investments (8.59%)*					$140,925	$136,180

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$11
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	430
Subtotal: Biotechnology Tools (0.03%)*					485	441
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	124
Subtotal: Communications & Networking (0.01%)*					123	124
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	60
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	513
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	396
Subtotal: Consumer & Business Products (0.06%)*					1,712	969
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	53	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	147	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	40
Provi	Warrant	12/22/2022	Common Stock	117,042	166	143	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	143	(15)
RumbleON, Inc.	Warrant	10/30/2018	Common Stock	1,048	15	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	2,122	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	27
	Warrant	8/23/2019	Preferred Series B	444,444	83	3
Total Skyword, Inc.				2,051,587	140	30
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	15
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	20
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	10
Total Snagajob.com, Inc.				3,611,537	860	45
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	401	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	21
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	52	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	52
Subtotal: Consumer & Business Services (0.20%)*					4,175	3,197
Healthcare Services, Other
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	164	171
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	150,926	120	4
Subtotal: Healthcare Services, Other (0.01%)*					284	175
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	167
Subtotal: Diversified Financial Services (0.01%)*					214	167
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					465	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Drug Discovery & Development
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	$166	$7	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	22,949	175	702	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	222	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,289	1,707	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	226	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	278	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	219	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	94	(5)(10)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	—	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	41	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	12,514	517	1,806	(4)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	86	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	216	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	9	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	65	(4)(12)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	4,046	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	142
X4 Pharmaceuticals, Inc.	Warrant	12/9/2022	Common Stock	1,392,787	510	931	(4)
Subtotal: Drug Discovery & Development (0.68%)*					7,710	10,797
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	60	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	152
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	450
Subtotal: Electronics & Computer Hardware (0.04%)*					692	662
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	90	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	357
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	19	(5)(10)
Subtotal: Information Services (0.03%)*					680	466
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	726
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	1,242
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	1,079	(4)
Subtotal: Manufacturing Technology (0.19%)*					1,112	3,047
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	350,902	56	45
Subtotal: Media/Content/Info (0.00%)*					56	45
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—
	Warrant	9/21/2018	Preferred Series BB	725,806	352	—
Total Flowonix Medical Incorporated				836,752	714	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	683	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.04%)*					1,925	683

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	$99	$820
Subtotal: Semiconductors (0.05%)*					99	820
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	542
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	514
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	72	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	16
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	46
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	611	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	330
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	695	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	28	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	202
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,485
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	334
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	181
Dragos, Inc.	Warrant	6/28/2023	Common Stock	49,309	1,453	1,452
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	374
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	5	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	307
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	—
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	55
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	408
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	273
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	16	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	37
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	299
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	156	(12)
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	383
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	73
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	513
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	169	(5)(10)
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	35
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	730
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	204	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	325	(15)
Subtotal: Software (0.75%)*					11,775	11,870
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	731	(4)
Subtotal: Surgical Devices (0.05%)*					39	731
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	45
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	57
	Warrant	4/7/2015	Preferred Series B	131,883	63	18
Total Halio, Inc.				456,883	218	75
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.01%)*					539	120
Total: Warrant Investments (2.16%)*					$32,085	$34,314
Total Investments in Securities (196.05%)*					$3,109,962	$3,108,436
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,271	$3,239	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			483	765	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.25%)*					3,754	4,004
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	349	(5)(10)
Subtotal: Software (0.02%)*					381	349
Total: Investment Funds & Vehicles Investments (0.27%)*					$4,135	$4,353
Total Investments (196.33%)*					$3,114,097	$3,112,789

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$(554)
Total Foreign Currency Forward (-0.03%*)					$23,810	$(554)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2023 (unaudited)

(dollars in thousands)

* Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(1)
Interest rate PRIME represents 8.25% as of June 30, 2023. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 5.22%, 5.55%, and 5.76%, respectively, as of June 30, 2023. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 5.07%, 5.00%, and 4.78%, respectively, as of June 30, 2023.
(2)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $92.5 million, $92.0 million and $0.5 million, respectively. The tax cost of investments is $3.1 billion.
(3)
Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)
Denotes an investment in common stock or warrants of a publicly traded company. None of the publicly traded company securities are restricted securities as defined under the Securities Act of 1933 ("Securities Act") as of June 30, 2023.
(5)
Non-U.S. company or the company’s principal place of business is outside the United States.
(6)
Unless otherwise noted, all securities are restricted as of June 30, 2023 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(7)
Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)
Debt is on non-accrual status as of June 30, 2023, and is therefore considered non-income producing. Note that as of June 30, 2023, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
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
(16)
Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of June 30, 2023.
(17)
Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of June 30, 2023 (Refer to “Note 11 - Commitments and Contingencies”).
(18)
Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(19)
Denotes second lien senior secured debt.
(20)
Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC.
(21)
Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of June 30, 2023, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)
Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $3.1 million, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

The Company is not registered with the Commodity Futures Trading Commission (“CFTC”). The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. The Company is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA.

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

As of June 30, 2023, approximately 96.5% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Derivative Instruments

The Company's derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on non-control/non-affiliate investments in the Consolidated Statements of Operations.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2023, the Company held $2,258 thousand (Cost basis $2,204 thousand) of foreign cash. As of December 31, 2022, the Company held $1,178 thousand (Cost basis $1,168 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

Other Assets

Other assets generally consist of prepaid expenses, debt issuance costs on our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow and other investment related receivables.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and six months ended June 30, 2023 or 2022. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2023 and December 31, 2022.

(in thousands)	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$803	$—	$—	$803

Investments
Senior Secured Debt	$2,878,923	$—	$—	$2,878,923
Unsecured Debt	59,019	—	—	59,019
Preferred Stock	41,249	—	—	41,249
Common Stock (1)	94,931	61,144	—	33,787
Warrants	34,314	—	13,134	21,180
	$3,108,436	$61,144	$13,134	$3,034,158
Investment Funds & Vehicles measured at Net Asset Value (2)	4,353
Total Investments, at fair value	$3,112,789
Derivative Instruments (3)	$(554)
Total Investments, at fair value including derivative instruments	$3,112,235
(in thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Other assets
Escrow Receivables	$875	$—	$—	$875

Investments
Senior Secured Debt	$2,741,388	$—	$—	$2,741,388
Unsecured Debt	54,056	—	—	54,056
Preferred Stock	41,488	—	—	41,488
Common Stock	92,484	66,027	1,398	25,059
Warrants	30,646	—	11,227	19,419
	$2,960,062	$66,027	$12,625	$2,881,410
Investment Funds & Vehicles measured at Net Asset Value (2)	3,893
Total Investments, at fair value	$2,963,955
(1)
Common Stock includes non-voting security in the form of a promissory note with a lien on shares of issuer's Common Stock.
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
(3)
Derivative Instruments are carried at fair value and a level 2 security within the Company's fair value hierarchy.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022.

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of June 30, 2023
Investments
Senior Secured Debt	$2,741,388	$(5,845)	$19,330	$648,729	$—	$(524,679)	$—	$—	$2,878,923
Unsecured Debt	54,056	—	4,276	687	—	—	—	—	59,019
Preferred Stock	41,488	(1,941)	1,702	—	—	—	—	—	41,249
Common Stock	25,059	—	8,322	1,000	(594)	—	—	—	33,787
Warrants	19,419	(1,763)	722	2,809	(7)	—	—	—	21,180
Other Assets
Escrow Receivable	875	80	—	—	(152)	—	—	—	803
Total	$2,882,285	$(9,469)	$34,352	$653,225	$(753)	$(524,679)	$—	$—	$3,034,961

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of June 30, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,883)	$(16,525)	$599,596	$(73,500)	$(164,254)	$—	$(3,504)	$2,496,639
Unsecured Debt	52,890	—	(2,025)	3,362	—	—	—	—	54,227
Preferred Stock	69,439	2,867	(14,157)	2,903	(4,772)	—	—	(6,422)	49,858
Common Stock	21,968	(93)	10,240	—	—	—	207	(3,942)	28,380
Warrants	27,477	409	(8,120)	4,391	(2,167)	—	—	—	21,990
Other Assets
Escrow Receivable	561	312	—	167	(398)	—	—	—	642
Total	$2,329,044	$1,612	$(30,587)	$610,419	$(80,837)	$(164,254)	$207	$(13,868)	$2,651,736
(1)
Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)
Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)
There were no transfers into or out of Level 3 during the six months ended June 30, 2023.
(4)
Transfers out of Level 3 during the six months ended June 30, 2022, related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the six months ended June 30, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
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

For the six months ended June 30, 2023, approximately $1.7 million in net unrealized depreciation and $8.3 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $23.0 million in net unrealized appreciation and $0.8 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of June 30, 2023 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average(2)
Pharmaceuticals	$1,046,205	Market Comparable Companies	Hypothetical Market Yield	11.72% - 18.25%	14.52%
			Premium/(Discount)	(1.00)% - 3.50%	0.10%

Technology	1,047,563	Market Comparable Companies	Hypothetical Market Yield	12.87% - 20.20%	15.57%
			Premium/(Discount)	(0.75)% - 3.00%	0.39%
	22,407	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.22%

Sustainable and Renewable Technology	1,856	Market Comparable Companies	Hypothetical Market Yield	11.10%	11.10%
			Premium/(Discount)	0.75%	0.75%

Lower Middle Market	252,658	Market Comparable Companies	Hypothetical Market Yield	14.07% - 17.36%	13.96%
			Premium/(Discount)	(0.75)% - 1.75%	0.23%
	7,073	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%
Debt Investments for which Cost Approximates Fair Value
	255,144	Debt Investments originated within 6 months
	142,446	Imminent Payoffs(4)
	162,590	Debt Investments Maturing in Less than One Year
	$2,937,942	Total Level 3 Debt Investments
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of June 30, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$35,966	Market Comparable Companies	EBITDA Multiple(2)	13.3x - 13.3x	13.3x
			Revenue Multiple(2)	0.6x - 18.0x	7.9x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	5.47% - 32.11%	23.35%
	8,882	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(83.47)% - 13.33%	(13.31)%
	27,161	Discounted Cash Flow	Discount Rate(7)	19.95% - 31.68%	26.14%
	—	Liquidation	Revenue Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	83.00% - 83.00%	83.00%
	3,027	Other (6)
Warrant Investments	15,936	Market Comparable Companies	EBITDA Multiple(2)	13.3x - 13.3x	13.3x
			Revenue Multiple(2)	0.7x - 9.9x	3.9x
			Discount for Lack of Marketability(3)	5.47% - 32.50%	22.91%
	5,244	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(63.49)% - 23.93%	6.56%
Total Level 3 Equity and Warrant Investments	$96,216
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

As of June 30, 2023 and December 31, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $24.70 and $24.59 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around June 30, 2023 and December 31, 2022, the 2031 Asset-Backed Notes were quoted for 0.932 and 0.951. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of June 30, 2023 and December 31, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$170,028	$146,395	$—	$—	$146,395
July 2024 Notes	104,680	103,447	—	—	103,447
February 2025 Notes	49,809	47,754	—	—	47,754
June 2025 Notes	69,676	65,121	—	—	65,121
June 2025 3-Year Notes	49,694	47,831	—	—	47,831
March 2026 A Notes	49,747	46,038	—	—	46,038
March 2026 B Notes	49,725	46,105	—	—	46,105
September 2026 Notes	321,849	274,835	—	—	274,835
January 2027 Notes	345,269	301,265	—	—	301,265
2031 Asset-Backed Notes	148,251	139,740	—	139,740	—
2033 Notes	38,880	39,520	—	39,520	—
MUFG Bank Facility(1)	61,000	61,000	—	—	61,000
SMBC Facility	130,000	130,000	—	—	130,000
Total	$1,588,608	$1,449,051	$—	$179,260	$1,269,791

(in thousands)	December 31, 2022
	Carrying	Approximate	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
SBA Debentures	$169,738	$155,257	$—	$—	$155,257
July 2024 Notes	104,533	102,019	—	—	102,019
February 2025 Notes	49,751	47,044	—	—	47,044
June 2025 Notes	69,595	64,198	—	—	64,198
June 2025 3-Year Notes	49,616	47,528	—	—	47,528
March 2026 A Notes	49,700	45,512	—	—	45,512
March 2026 B Notes	49,673	45,588	—	—	45,588
September 2026 Notes	321,358	269,509	—	—	269,509
January 2027 Notes	344,604	296,826	—	—	296,826
2031 Asset-Backed Notes	147,957	142,620	—	142,620	—
2033 Notes	38,826	39,344	—	39,344	—
MUFG Bank Facility(1)	107,000	107,000	—	—	107,000
SMBC Facility	72,000	72,000	—	—	72,000
Total	$1,574,351	$1,434,445	$—	$181,964	$1,252,481
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2023 and 2022.

(in thousands)			Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
Portfolio Company(1)	Type	Fair Value as of June 30, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$297	$—	$—	$41	$—	$—	$—	$(22)	$—
Gibraltar Acquisition LLC (3)	Control	44,392	731	19	2,667	—	1,527	38	6,402	—
Hercules Adviser LLC	Control	39,161	152	—	2,566	—	302	—	8,008	—
Tectura Corporation	Control	7,073	172	—	(701)	—	342	—	(969)	—
Total Control Investments		$90,923	$1,055	$19	$4,573	$—	$2,171	$38	$13,419	$—

(in thousands)			Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Portfolio Company(1)	Type	Fair Value as of June 30, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$422	$—	$—	$(192)	$—	$—	$—	$(143)	$—
Gibraltar Business Capital, LLC	Control	39,064	844	17	(3,578)	—	1,678	33	(4,805)	—
Hercules Adviser LLC	Control	35,181	128	—	8,637	—	239	—	11,191	—
Tectura Corporation	Control	8,208	172	—	(139)	—	342	—	(61)	—
Total Control Investments		$82,875	$1,144	$17	$4,728	$—	$2,259	$33	$6,182	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$—	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	3,613	76	—	(1,295)	—	1,123	—	(422)	—
Total Affiliate Investments		$3,613	$76	$—	$(1,295)	$—	$1,123	$—	$(542)	$3,772
Total Control & Affiliate Investments		$86,488	$1,220	$17	$3,433	$—	$3,382	$33	$5,640	$3,772
(1)
In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of June 30, 2023, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”. As of June 30, 2022, the Hercules Adviser, LLC qualified as a significant subsidiary pursuant to Rule 10-01(b)(1). The total revenue, operating income, and net income were $3.5 million, $(1.9) million, and $(1.8) million for the six months ended June 30, 2022.
(2)
As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.
(3)
Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.

Portfolio Composition

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023		December 31, 2022

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,878,923	92.5%	$2,741,388	92.5%
Unsecured Debt	59,019	1.9%	54,056	1.8%
Preferred Stock	41,249	1.4%	41,488	1.4%
Common Stock	94,931	3.0%	92,484	3.1%
Warrants	34,314	1.1%	30,646	1.1%
Investment Funds & Vehicles	4,353	0.1%	3,893	0.1%
Total	$3,112,789	100.0%	$2,963,955	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2023 and December 31, 2022 is shown as follows:

(in thousands)	June 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,755,178	88.5%	$2,670,520	90.1%
United Kingdom	200,455	6.5%	171,629	5.8%
Netherlands	87,664	2.8%	88,915	3.0%
Israel	53,019	1.7%	9,052	0.3%
Canada	11,264	0.4%	19,472	0.7%
Denmark	3,767	0.1%	—	0.0%
Germany	999	0.0%	990	0.0%
Other	443	0.0%	573	0.0%
Ireland	—	0.0%	2,804	0.1%
Total	$3,112,789	100.0%	$2,963,955	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,137,725	36.5%	$1,150,707	38.8%
Software	891,438	28.6%	798,264	26.9%
Consumer & Business Services	459,276	14.8%	439,384	14.8%
Healthcare Services, Other	220,673	7.1%	198,763	6.7%
Communications & Networking	105,343	3.4%	101,833	3.4%
Diversified Financial Services	94,077	3.0%	68,569	2.3%
Information Services	73,306	2.4%	60,759	2.0%
Manufacturing Technology	49,596	1.6%	46,109	1.6%
Biotechnology Tools	33,465	1.1%	32,825	1.1%
Electronics & Computer Hardware	20,727	0.7%	21,517	0.7%
Media/Content/Info	11,542	0.4%	35	0.0%
Sustainable and Renewable Technology	11,333	0.4%	15,486	0.5%
Consumer & Business Products	1,294	0.0%	2,821	0.1%
Semiconductors	1,188	0.0%	21,921	0.7%
Medical Devices & Equipment	1,052	0.0%	1,834	0.1%
Surgical Devices	731	0.0%	3,038	0.1%
Drug Delivery	23	0.0%	90	0.0%
Total	$3,112,789	100.0%	$2,963,955	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2023 or December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 30.3% and 29.0% of the total fair value of the Company’s investments in portfolio companies, respectively. As of June 30, 2023 and December 31, 2022, the Company had six and eight portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of June 30, 2023, the Company had four equity investments representing approximately 52.6% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2022, the Company had four equity investments which represented approximately 39.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

Investment Collateral

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of June 30, 2023 and December 31, 2022:

	Percentage of debt investments (at fair value), as of
	June 30, 2023	December 31, 2022
Senior Secured First Lien
All assets including intellectual property	50.3%	42.0%
All assets with negative pledge on intellectual property	21.1%	26.1%
“Last-out” with security interest in all of the assets	11.7%	11.6%
Total senior secured first lien position	83.1%	79.7%
Second lien	14.9%	18.4%
Unsecured	2.0%	1.9%
Total debt investments at fair value	100.0%	100.0%

Derivative Instruments

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2023 and December 31, 2022:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	June 30, 2023	December 31, 2022
Foreign currency forward contract	Other assets	$(554)	$—
	Total	$(554)	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2023 and 2022 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2023	2022	2023	2022
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—	$—	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(554)	—	(554)	—
	Total	$(554)	$—	$(554)	$—

Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest income	$86,147	$56,063	$168,938	$105,607
Exit fee interest income	14,054	6,655	23,436	13,381
PIK interest income	5,819	4,968	11,347	9,943
Other interest income (1)	2,966	1,045	5,162	2,052
Total interest income	$108,986	$68,731	$208,883	$130,983

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recurring fee income	$2,135	$1,907	$4,175	$3,686
Fee income - expired commitments	108	433	351	521
Accelerated fee income - early repayments	5,002	1,044	7,912	2,082
Total fee income	$7,245	$3,384	$12,438	$6,289

(1)
Other interest income includes OID interest income and interest recorded on other assets.

As of June 30, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30,	December 31,
	2023	2022
Offset against debt investment cost	$43.9	$43.1
Deferred obligation contingent on funding or other milestone	12.2	10.9
Total Unamortized Fee Income	$56.1	$54.0

As of June 30, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	June 30,	December 31,
	2023	2022
Included within debt investment cost	$32.5	$32.5
Deferred receivable related to expired commitments	3.5	5.0
Total Exit Fees Receivable	$36.0	$37.5

5. Debt

As of June 30, 2023 and December 31, 2022, the Company had the following available and outstanding debt:

(in thousands)	June 30, 2023			December 31, 2022
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$170,028	$175,000	$175,000	$169,738
July 2024 Notes	105,000	105,000	104,680	105,000	105,000	104,533
February 2025 Notes	50,000	50,000	49,809	50,000	50,000	49,751
June 2025 Notes	70,000	70,000	69,676	70,000	70,000	69,595
June 2025 3-Year Notes	50,000	50,000	49,694	50,000	50,000	49,616
March 2026 A Notes	50,000	50,000	49,747	50,000	50,000	49,700
March 2026 B Notes	50,000	50,000	49,725	50,000	50,000	49,673
September 2026 Notes	325,000	325,000	321,849	325,000	325,000	321,358
January 2027 Notes	350,000	350,000	345,269	350,000	350,000	344,604
2031 Asset-Backed Notes	150,000	150,000	148,251	150,000	150,000	147,957
2033 Notes	40,000	40,000	38,880	40,000	40,000	38,826
MUFG Bank Facility (2)(3)	400,000	61,000	61,000	545,000	107,000	107,000
SMBC Facility (2)(4)	400,000	130,000	130,000	225,000	72,000	72,000
Total	$2,215,000	$1,606,000	$1,588,608	$2,185,000	$1,594,000	$1,574,351

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
(4)
Includes $175.0 million of available commitment through the letter of credit facility.

Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
SBA Debentures	$4,972	$5,262
July 2024 Notes	320	467
February 2025 Notes	191	249
June 2025 Notes	324	405
June 2025 3-Year Notes	306	384
March 2026 A Notes	253	300
March 2026 B Notes	275	327
September 2026 Notes	3,151	3,642
January 2027 Notes	4,731	5,396
2031 Asset-Backed Notes	1,749	2,043
2033 Notes	1,120	1,174
MUFG Bank Facility (1)	4,425	1,292
SMBC Facility (1)	2,135	1,701
Total	$23,952	$22,642
(1)
The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and six months ended June 30, 2023, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,137	$146	$—	$1,283	$—	$2,262	$290	$—	$2,552	$2,262
July 2024 Notes	1,252	74	—	1,326	—	2,504	148	—	2,652	2,504
February 2025 Notes	535	28	—	563	—	1,070	57	—	1,127	1,070
June 2025 Notes	755	41	—	796	1,509	1,509	81	—	1,590	1,509
June 2025 3-Year Notes	750	39	—	789	1,500	1,500	78	—	1,578	1,500
March 2026 A Notes	562	23	—	585	—	1,125	47	—	1,172	1,125
March 2026 B Notes	568	26	—	594	—	1,137	52	—	1,189	1,138
September 2026 Notes	2,175	204	—	2,379	—	4,349	408	—	4,757	4,266
January 2027 Notes	3,078	207	—	3,285	—	6,157	414	—	6,571	5,906
2031 Asset-Backed Notes	1,904	100	—	2,004	1,857	3,807	200	—	4,007	3,713
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
MUFG Bank Facility(2)	1,363	442	691	2,496	1,595	3,076	884	1,308	5,268	3,433
SMBC Facility	2,480	180	236	2,896	2,738	4,063	333	439	4,835	3,988
Total	$17,184	$1,537	$927	$19,648	$9,824	$33,809	$3,046	$1,747	$38,602	$33,664
(1)
Interest expense includes amortization of original issue discounts for the three months ended June 30, 2023 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the six months ended June 30, 2023, $83 thousand, $251 thousand, and $94 thousand, related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

For the three and six months ended June 30, 2022, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,138	$146	$—	$1,284	$—	$1,688	$286	$—	$1,974	$749
2022 Notes(2)	—	—	—	—	—	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	—	2,504	148	—	2,652	2,504
February 2025 Notes	535	28	—	563	—	1,070	57	—	1,127	1,070
June 2025 Notes	755	41	—	796	1,509	1,509	81	—	1,590	1,509
June 2025 3-Year Notes	67	4	—	71	—	67	4	—	71	—
March 2026 A Notes	562	24	—	586	—	1,125	48	—	1,173	1,125
March 2026 B Notes	568	26	—	594	—	1,137	52	—	1,189	1,138
September 2026 Notes	2,175	204	—	2,379	—	4,349	408	—	4,757	4,266
January 2027 Notes	3,078	207	—	3,285	—	5,473	368	—	5,841	—
2031 Asset-Backed Notes	169	9	—	178	—	169	9	—	178	—
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
2022 Convertible Notes(2)	—	—	—	—	—	923	149	—	1,072	5,004
MUFG Bank Facility(3)	1,369	175	395	1,939	1,215	1,483	412	962	2,857	1,215
SMBC Facility	405	64	68	537	283	587	113	133	833	519
Total	$12,698	$1,029	$463	$14,190	$3,632	$24,345	$2,239	$1,095	$27,679	$22,642
(1)
Interest expense includes amortization of original issue discounts for the three months ended June 30, 2022 of $42 thousand, $126 thousand, and $4 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the six months ended June 30, 2022, $23 thousand, $112 thousand, $84 thousand, $223 thousand, and $4 thousand, related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)
In February 2022, the Company has fully repaid the aggregate outstanding principal balances and retired 2022 Notes and 2022 Convertible Notes.

(3)
The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.

SBA Debentures

The Company held the following SBA debentures outstanding principal balances as of June 30, 2023 and December 31, 2022:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2023	December 31, 2022
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)
Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.

SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of June 30, 2023 and December 31, 2022.

HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of June 30, 2023 and December 31, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures.

As of June 30, 2023, the Company held investments in HC IV in 21 companies with a fair value of approximately $312.7 million, accounting for approximately 10.0% of the Company’s total investment portfolio. Further, HC IV held approximately $319.2 million in tangible assets which accounted for approximately 9.9% of the Company’s total assets as of June 30, 2023.

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

Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2023 and December 31, 2022, there was approximately $12.3 million and $10.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.

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

Credit Facilities

As of June 30, 2023 and December 31, 2022, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the six months ended June 30, 2023 and year ended December 31, 2022, the weighted average interest rate was 7.16% and 4.51%, respectively, and the average debt outstanding under the Credit Facilities was $209.0 million and $127.7 million, respectively.

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

SMBC Facility

On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of June 30, 2023, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.

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

Taxable income for the three months ended June 30, 2023, was approximately $60.9 million or $0.43 per share. Taxable net realized gains for the same period were $20.2 million or approximately $0.14 per share. Taxable income for the three months ended June 30, 2022, was approximately $40.0 million or $0.32 per share. Taxable net realized gains for the same period were $(1.7) million or approximately $(0.02) per share.

Taxable income for the six months ended June 30, 2023, was approximately $125.0 million or $0.90 per share. Taxable net realized gains for the same period were $27.4 million or approximately $0.20 per share. Taxable income for the six months ended June 30, 2022, was approximately $73.1 million or $0.60 per share. Taxable net realized gains for the same period were $2.0 million or approximately $0.02 per share.

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $92.5 million and $72.2 million, as of June 30, 2023 and December 31, 2022, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $92.0 million and $112.0 million, as of June 30, 2023 and December 31, 2022, respectively. The net unrealized appreciation over cost for U.S. federal income tax purposes was $0.5 million as of June 30, 2023 and the net unrealized depreciation over cost for U.S. federal income tax purposes was $39.8 million as of December 31, 2022. The aggregate cost of securities for U.S. federal income tax purposes was $3.1 billion and $3.0 billion as of June 30, 2023 and December 31, 2022, respectively.

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

For the three and six months ended June 30, 2023, the Company paid approximately $0.4 million and $5.2 million of income tax, including excise tax, and had $3.4 million of accrued, but unpaid tax expense as of June 30, 2023. For the three and six months ended June 30, 2022, the Company paid approximately $0.2 million and $7.3 million of income tax, including excise tax, and had $2.4 million of accrued, but unpaid tax expense as of June 30, 2022.

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

7. Stockholders’ Equity and Distributions

The Company has issued and outstanding 144,641,540 and 133,044,602 shares of common stock as of June 30, 2023 and December 31, 2022, respectively. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022.

The Company issued and sold the following shares of common stock during the six months ended June 30, 2023 and 2022:

(in millions, except per share data)
Six Months Ended June 30th,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2022	8.9	$148.7	$1.6	$147.1	$16.5
2023	9.7	$132.3	$1.6	$130.7	$13.5

The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2023, approximately 23.8 million shares remain available for issuance and sale under the current equity distribution agreement.

The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the six months ended June 30, 2023 and year ended December 31, 2022:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	$0.15	$18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	$0.33	$41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	$0.15	$18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	$0.35	$44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	$0.15	$19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	$0.36	$47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	$0.15	$19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	$0.08	$11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	$0.39	$55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	$0.08	$11,469
Total distributions declared during the six months ended June 30, 2023				$0.94	$132,153

During the six months ended June 30, 2023, for income tax purposes, the distributions paid of $0.94 per share were comprised of ordinary income. As of June 30, 2023, the Company estimates that it has generated undistributed taxable earnings “spillover” of $1.02 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.

The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date.

During the six months ended June 30, 2023 and 2022, the Company issued 133,142 and 121,471 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

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

The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended June 30, 2023, and 2022, the Company recognized $3.3 million and $3.7 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the six months ended June 30, 2023, and 2022, the Company recognized $6.5 million and $8.1 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of June 30, 2023, and 2022, approximately $24.6 million and $19.1 million of total unrecognized compensation costs expected to be recognized over the next 2.9 and 2.0 years, respectively.

Service-Vesting Awards

The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the six months ended June 30, 2023, and 2022, were approximately $18.1 million, and $10.7 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the six months ended June 30, 2023, and 2022, are summarized below:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	958,985	$16.35	1,037,848	$14.51
Granted	1,306,880	$13.81	610,541	$17.39
Vested (1)	(414,634)	$16.28	(463,408)	$14.39
Forfeited	(6,712)	$16.17	(17,108)	$15.89
Unvested Shares End of Period	1,844,519	$14.57	1,167,873	$16.05

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

In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the six months ended June 30, 2023 and 2022, was approximately $67,000 and 83,000, respectively. During the six months ended June 30, 2023 and 2022, approximately $46,000, and $30,000, of share-based cost due to stock option grants was expensed, respectively.

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

During the six months ended June 30, 2023, no Performance Awards were granted or vested. During the six months ended June 30, 2022, a total of 487,409 Performance Award shares vested. During the six months ended June 30, 2023, 54,858 shares Performance DEUs were issued and vested immediately with an aggregate fair value of $0.7 million. During the six months ended June 30, 2022, 241,770 Performance DEUs were issued with a grant date fair value of $4.0 million. As of June 30, 2023 and 2022, there were no unvested Performance Awards.

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

Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of June 30, 2023, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three-year service term.

As of June 30, 2023, all Liability Awards are unvested and there was approximately $1.2 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.8 years. For the six months ended June 30, 2023, there was approximately $0.7 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $1.9 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the six months ended June 30, 2023 and 2022, $0 and $6.0 million, respectively of the Liability Awards vested.

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

9. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net increase (decrease) in net assets resulting from operations	$94,775	$(10,318)	$189,339	$(13,654)
Less: Total distributions declared	(67,379)	(59,993)	(132,153)	(117,875)
Total Earnings (loss), net of total distributions	27,396	(70,311)	57,186	(131,529)

Earnings (loss), net of distributions attributable to common shares	27,108	(70,311)	56,552	(131,529)
Add: Distributions declared attributable to common shares	66,672	59,431	130,696	116,693
Numerator for basic and diluted change in net assets per common share	$93,780	$(10,880)	$187,248	$(14,836)

Denominator
Basic weighted average common shares outstanding	141,390	124,255	138,338	121,292
Common shares issuable	694	—	1,249	—
Weighted average common shares outstanding assuming dilution	142,084	124,255	139,587	121,292

Change in net assets per common share:
Basic	$0.66	$(0.09)	$1.35	$(0.12)
Diluted	$0.66	$(0.09)	$1.34	$(0.12)

In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share. For three and six months ended June 30, 2022, as the Company had a net loss, the effect of unvested stock options, restricted stock units and awards, and Performance Awards were anti-dilutive, and therefore have been excluded from the calculation of diluted loss per share.

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and six months ended June 30, 2023, and 2022, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive Securities	2023	2022	2023	2022
Unvested common stock options	3,146	16	2,499	24
Restricted stock units	9,555	2	8,714	17
Unvested restricted stock awards	65,346	—	59,854	—
Performance awards*	—	1,685	—	1,116

*Included in these amounts are shares related to certain equity-based awards, which fully vested in May 2022 and delivered in May 2023 and thus no longer outstanding for purposes of calculating earnings per share.

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

(in thousands, except per share data and ratios)	Six Months Ended June 30,
	2023	2022
Per share data (1):
Net asset value at beginning of period	$10.53	$11.22
Net investment income	1.02	0.62
Net realized gain (loss)	0.06	(0.04)
Net unrealized appreciation (depreciation)	0.29	(0.70)
Total from investment operations	1.37	(0.12)
Net increase (decrease) in net assets from capital share transactions (1)	(0.01)	0.23
Distributions of net investment income (6)	(0.96)	(0.96)
Stock-based compensation expense included in net investment income and other movements(2)	0.03	0.06
Net asset value at end of period	$10.96	$10.43

Ratios and supplemental data:
Per share market value at end of period	$14.80	$13.49
Total return (3)	19.55%	(13.72)%
Shares outstanding at end of period	144,641	127,285
Weighted average number of common shares outstanding	138,338	121,292
Net assets at end of period	$1,585,510	$1,327,740
Ratio of total expense to average net assets (4)	10.75%	9.13%
Ratio of net investment income before investment gains and losses to average net assets (4)	18.95%	11.30%
Portfolio turnover rate (5)	17.20%	8.88%
Weighted average debt outstanding	$1,614,522	$1,386,242
Weighted average debt per common share	$11.69	$11.43
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
(3)
The total return for the six months ended June 30, 2023, and 2022 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The portfolio turnover rate for the six months ended June 30, 2023, and 2022 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)
Includes distributions on unvested restricted stock awards.

11. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of June 30, 2023, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of June 30, 2023, and December 31, 2022, the Company had approximately $381.1 million and $628.9 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2023, and December 31, 2022, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2023	December 31, 2022
Debt Investments:
Thumbtack, Inc.	$40,000	$40,000
Automation Anywhere, Inc.	29,400	29,400
Axsome Therapeutics, Inc.	25,375	21,000
Skydio, Inc.	22,500	22,500
SeatGeek, Inc.	19,375	—
Phathom Pharmaceuticals, Inc.	16,625	66,500
Carwow LTD	14,365	—
Dragos	13,000	—
Dronedeploy, Inc.	12,500	12,500
Iveric Bio, Inc.	12,375	—
PathAI, Inc.	12,000	12,000
Locus Robotics Corp.	10,740	—
Tipalti Solutions Ltd.	10,500	—
Alamar Biosciences, Inc.	10,000	10,000
Aryaka Networks, Inc.	10,000	20,000
Next Insurance, Inc.	10,000	—
Kura Oncology, Inc.	8,250	8,250
Tarsus Pharmaceuticals, Inc.	8,250	10,313
Elation Health, Inc.	7,500	7,500
Gritstone Bio, Inc.	7,500	7,500
TG Therapeutics, Inc.	6,500	—
Nuvolo Technologies Corporation	5,700	5,970
Akero Therapeutics, Inc.	5,000	5,000
Cutover, Inc.	4,150	1,000
Leapwork ApS	4,100	—
Saama Technologies, LLC	3,875	—
Riviera Partners LLC	3,500	3,500
Babel Street	3,375	3,375
Modern Life, Inc.	3,250	—
Signal Media Limited	3,000	5,250
Vida Health, Inc.	3,000	40,000
Zappi, Inc.	2,571	2,571
Brain Corporation	2,500	20,700
Yipit, LLC	2,250	2,250
Streamline Healthcare Solutions	2,200	—
Sumo Logic, Inc.	2,000	—
Ceros, Inc.	1,707	1,707
ThreatConnect, Inc.	1,600	1,600

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2023	December 31, 2022
Debt Investments:
RVShare, LLC	$1,500	$1,500
Loftware, Inc.	1,423	—
Dispatch Technologies, Inc.	1,250	1,250
3GTMS, LLC	1,222	—
LogicSource	1,209	1,209
Zimperium, Inc.	1,088	1,088
Ikon Science Limited	1,050	1,050
Omeda Holdings, LLC	919	938
Khoros (p.k.a Lithium Technologies)	906	1,812
Fortified Health Security	840	840
Agilence, Inc.	800	800
Flight Schedule Pro, LLC	639	639
Constructor.io Corporation	625	625
Enmark Systems, Inc.	457	457
Alchemer LLC	445	890
Cybermaxx Intermediate Holdings, Inc.	390	390
Annex Cloud	386	386
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	72	225
Provention Bio, Inc.	—	40,000
Madrigal Pharmaceutical, Inc.	—	34,000
Oak Street Health, Inc.	—	33,750
HilleVax, Inc.	—	28,000
Replimune Group, Inc.	—	20,700
G1 Therapeutics, Inc.	—	19,375
Alladapt Immunotherapeutics Inc.	—	15,000
AppDirect, Inc.	—	15,000
Viridian Therapeutics, Inc.	—	12,000
Dashlane, Inc.	—	10,000
Fever Labs, Inc.	—	8,333
Fulfil Solutions, Inc.	—	5,000
Demandbase, Inc.	—	3,750
MacroFab, Inc.	—	3,000
Mobile Solutions Services	—	495
Total Unfunded Debt Commitments:	376,087	623,221

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	2,269	2,842
Forbion Growth Opportunities Fund II C.V.	2,748	2,811
Total Unfunded Commitments in Investment Funds & Vehicles:	5,017	5,653

Total Unfunded Commitments	$381,104	$628,874
(1)
For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $127.9 million and $173.5 million of unfunded commitments as of June 30, 2023, and December 31, 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)
For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	June 30, 2023	December 31, 2022
Unfunded Debt Commitments:
Expiring during:
2023	$187,230	$461,296
2024	156,056	134,856
2025	1,294	720
2026	9,037	9,038
2027	15,152	15,171
2028	5,318	2,140
2030	2,000	—
Total Unfunded Debt Commitments	376,087	623,221

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	2,269	2,842
2032	2,748	2,811
Total Unfunded Commitments in Investment Funds & Vehicles	5,017	5,653
Total Unfunded Commitments	$381,104	$628,874

The following tables provide the Company’s contractual obligations as of June 30, 2023 and December 31, 2022:

As of June 30, 2023:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,606,000	$—	$375,000	$866,000	$365,000
Lease and License Obligations (4)	27,493	2,922	6,617	6,223	11,731
Total	$1,633,493	$2,922	$381,617	$872,223	$376,731

As of December 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,594,000	$—	$382,000	$847,000	$365,000
Lease and License Obligations (4)	8,641	2,723	2,259	2,452	1,207
Total	$1,602,641	$2,723	$384,259	$849,452	$366,207
(1)
Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)
Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of June 30, 2023. There was also $130.0 million outstanding under the SMBC Facility and $61.0 million outstanding under the MUFG Bank Facility as of June 30, 2023.
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

Certain premises are leased or licensed under agreements which expire at various dates through March 2034. For the three and six months ended June 30, 2023 and 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.6 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of June 30, 2023, and 2022:

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total operating lease cost	$606	$744	$1,304	$1,441
Cash paid for amounts included in the measurement of lease liabilities	$1,127	$1,175	$1,736	$1,769

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.62	5.48
Weighted-average discount rate	6.71%	5.37%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2023:

(in thousands)	As of June 30, 2023
2023	$1,042
2024	3,034
2025	3,288
2026	3,383
Thereafter	16,623
Total lease payments	27,370
Less: imputed interest & other items	(23,484)
Total operating lease liability	$3,886

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

In 2021, the Adviser Subsidiary entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds and may receive incentive fees based on the performance of the Adviser Funds. The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended June 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.4 million and $3.1 million, respectively. The Company’s total expenses for the six months ended June 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $5.1 million and $4.5 million, respectively. As of June 30, 2023 and December 31, 2022, there was $0.1 million receivable from the Adviser Subsidiary in each period.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the six months ended June 30, 2023, $320.4 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the six months ended June 30, 2023, fundings of $199.9 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $9.6 million from the Adviser Funds relating to the assigned investments during the six months ended June 30, 2023.

During the six months ended June 30, 2022, $440.0 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds, respectively. During the six months ended June 30, 2022, fundings of $189.8 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $88.2 million from the Adviser Funds relating to the assigned investments during the six months ended June 30, 2022. Additionally, in May 2022, the Company sold $73.5 million of assets to the Adviser Funds and realized a $0.1 million gain.
13. Subsequent Events

Dividend Distribution Declaration

On July 28, 2023, the Board declared a cash distribution of $0.40 per share to be paid on August 25, 2023 to stockholders of record as of August 18, 2023. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.32 per share to be paid in four quarterly distributions of $0.08 per share, the Board declared a supplemental cash distribution of $0.08 per share to be paid on August 25, 2023 to stockholders of record as of August 18, 2023. Including the $0.08 per share supplemental cash distributions paid to stockholders of record as of March 9, 2023 and May 16, 2023, the Board has declared a total of $0.24 per share of the $0.32 per share supplemental cash distribution declared on February 9, 2023.

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

We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom.

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

Hercules Adviser LLC is our wholly owned registered investment adviser subsidiary, which began providing investment advisory and related services to the Adviser Funds in 2021. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1  Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for federal tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

Macroeconomic Market Developments

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to economic cycles. However, the U.S and global capital markets continue to evolve as a result of the market volatility caused by the ongoing rise of inflation, rising interest rates, geopolitical events, the continuing impacts of COVID-19 pandemic, supply chain issues, and disruptions in the banking sector. We are continuing to closely monitor the impact of these macroeconomic market developments on all aspects of our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and financial markets. As a result, pressure on liquidity and financial results of certain of our portfolio companies have persisted, and our portfolio companies may draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans. The extent to which the ongoing macroeconomic market events will continue to affect the financial condition and liquidity of our portfolio companies’ results of operations are highly uncertain and cannot be predicted.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio as of June 30, 2023 and December 31, 2022 was as follows:

(in millions)	Fair Value
	June 30, 2023	December 31, 2022
Debt	$2,937.9	$2,795.4
Equity	136.2	134.0
Warrants	34.3	30.6
Investment Funds & Vehicles	4.4	3.9
Total Investment Portfolio	$3,112.8	$2,963.9

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

During the six months ended June 30, 2023, Hercules and the Adviser Funds directly committed or originated an aggregate total of $1,067.5 million of investment commitments and funded $834.8 million of investment fundings. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $320.4 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $199.9 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

During the six months ended June 30, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total of $1,659.2 million of investment commitments and funded $790.7 million of investment fundings. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $440.0 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $189.8 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

Our portfolio activity for the six months ended June 30, 2023 and June 30, 2022 was comprised of the following:

(in millions)	June 30, 2023	June 30, 2022
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$800.4	$1,290.5
Existing portfolio company	263.1	349.0
Sub-total	$1,063.5	$1,639.5
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(319.7)	(436.8)
Net Total Debt Commitments	$743.8	$1,202.7
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$347.2	$508.7
Existing portfolio company	483.0	265.4
Sub-total	$830.2	$774.1
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(199.2)	(186.6)
Net Total Debt Fundings	$631.0	$587.5
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$—	$5.0
Existing portfolio company	4.6	11.6
Sub-total	$4.6	$16.6
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(0.7)	(3.2)
Net Total Equity and Investment Funds and Vehicle Fundings	$3.9	$13.4

Total Unfunded Contractual Commitments (4)	$381.1	$488.9

Non-Binding Term Sheets
New portfolio company	$155.1	$387.5
Existing portfolio company	0.5	1.0
Total	$155.6	$388.5
(1)
Includes restructured loans and renewals in addition to new commitments.
(2)
Funded amounts include borrowings on revolving facilities.
(3)
Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)
Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $127.9 million and $127.6 million of unfunded commitments as of June 30, 2023, and 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.

We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2023, we received approximately $516.6 million in aggregate principal repayments. Approximately $17.2 million of the aggregate principal repayments related to scheduled principal payments and approximately $499.4 million were early principal repayments related to 25 portfolio companies. Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the six months ended June 30, 2023 and June 30, 2022 was as follows:

(in millions)	June 30, 2023	June 30, 2022
Beginning portfolio	$2,963.9	$2,434.5
New fundings and restructures	834.8	790.7
Fundings assigned to or directly funded by the Adviser Funds(1)	(199.9)	(189.8)
Warrants not related to current period fundings	1.4	0.8
Principal repayments received on investments	(17.2)	(43.6)
Early payoffs	(499.4)	(117.9)
Proceeds from sale of debt investments	—	(73.5)
Proceeds from sale of equity and warrant investments	(30.1)	(9.8)
Accretion of loan discounts and paid-in-kind principal	28.4	26.3
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(8.1)	(2.7)
New loan fees	(6.9)	(6.8)
Gain (loss) on investments due to sales or write offs	5.4	(1.3)
Net change in unrealized appreciation (depreciation)	40.5	(88.0)
Ending portfolio	$3,112.8	$2,718.9

(1)
Funded amounts include $190.3 million and $101.6 million direct fundings of investments made by the Adviser Funds, for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table presents certain selected information regarding our debt investment portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Number of portfolio companies with debt outstanding	120	120
Percentage of debt bearing a floating rate	95.5%	95.3%
Percentage of debt bearing a fixed rate	4.5%	4.7%
Weighted average core yield (1)(3)	14.1%	13.8%
Weighted average effective yield (2)(3)	16.0%	14.7%
Prime rate at the end of the period	8.25%	7.50%
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
(3)
The core and effective yields represent the weighted average yields for the three-month periods ended June 30, 2023 and December 31, 2022. The weighted average core and effective yields for the annual period ended December 31, 2022 were 12.3% and 12.7%, respectively.

Income from Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of June 30, 2023, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 8.5% to approximately 17.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of June 30, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30,	December 31,
	2023	2022
Offset against debt investment cost	$43.9	$43.1
Deferred obligation contingent on funding or other milestone	12.2	10.9
Total Unamortized Fee Income	$56.1	$54.0

Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	June 30,	December 31,
	2023	2022
Included within debt investment cost	$32.5	$32.5
Deferred receivable related to expired commitments	3.5	5.0
Total Exit Fees Receivable	$36.0	$37.5

Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended June 30, 2023 and 2022, we recorded approximately $5.8 million and $5.0 million in PIK income, respectively. During the six months ended June 30, 2023 and 2022, we recorded approximately $11.3 million and $9.9 million in PIK income, respectively.

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

	Three months ended
	June 30, 2023	June 30, 2022
Total Yield	15.3%	10.8%
Effective Yield(1)	16.0%	11.5%
Core Yield (Non-GAAP)(1)	14.1%	11.3%
(1)
Yield excludes bank and interest income from other assets for the three months ended June 30, 2023.

We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. As noted above, Core Yield, a Non-GAAP financial measure, is derived by dividing Core investment income, as defined above, by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding. The reconciliation to calculate “Core investment income” from GAAP basis 'Total investment income' are as follows:

(in thousands)	Three months ended
	June 30, 2023	June 30, 2022
GAAP Basis:
Total investment income	$116,231	$72,115
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(13,686)	(1,322)
Non-GAAP Basis:
Core investment income	$102,545	$70,793

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

Another financial measure that we monitor is the total return for our investors, which was approximately 19.6% and (13.7)% during the six months ended June 30, 2023 and 2022, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.

The following table presents the fair value of the Company’s portfolio by industry sector as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,137,725	36.5%	$1,150,707	38.8%
Software	891,438	28.6%	798,264	26.9%
Consumer & Business Services	459,276	14.8%	439,384	14.8%
Healthcare Services, Other	220,673	7.1%	198,763	6.7%
All other industries (1)	403,677	13.0%	376,837	12.8%
Total	$3,112,789	100.0%	$2,963,955	100.0%
(1)
See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of June 30, 2023, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".

Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.

For the six months ended June 30, 2023 and the year ended December 31, 2022, our ten largest portfolio companies represented approximately 30.3% and 29.0% of the total fair value of our investments in portfolio companies, respectively. As of June 30, 2023 and December 31, 2022, we had six and eight investments that represented 5% or more of our net assets, respectively. As of June 30, 2023 and December 31, 2022, we had four and four equity investments representing approximately 52.6% and 39.8%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, approximately 95.5% and 95.3% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.

Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2023, we held warrants in 108 portfolio companies, with a fair value of approximately $34.3 million. The fair value of our warrant portfolio increased by approximately $3.7 million, as compared to a fair value of $30.6 million as of December 31, 2022, primarily related to the increase in fair value of the portfolio companies.

Our existing warrant holdings would require us to invest approximately $71.0 million to exercise such warrants as of June 30, 2023. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2023 and December 31, 2022, respectively:

(in thousands)	June 30, 2023			December 31, 2022
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	18	$593,599	20.2%	20	$549,135	19.6%
2	52	1,151,667	39.2%	55	1,171,632	41.9%
3	46	1,125,641	38.3%	40	1,015,199	36.3%
4	4	67,035	2.3%	4	57,807	2.1%
5	0	—	0.0%	1	1,671	0.1%
	120	$2,937,942	100.0%	120	$2,795,444	100.0%

As of June 30, 2023, our debt investments had a weighted average investment grading of 2.24 on a cost basis, as compared to 2.23 as of December 31, 2022. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of current macroeconomic environment.

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

Non-accrual Investments

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

(in millions)	As of June 30,		As of December 31,
	2023		2022
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,101	99.6%	$2,988	99.4%
Non-accrual	13	0.4%	18	0.6%
Total Investments	$3,114	100.0%	$3,006	100.0%

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

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022, were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$116,231	$72,115	$221,321	$137,272
Total expenses	40,531	31,984	80,122	61,354
Net investment income	75,700	40,131	141,199	75,918
Net realized gain (loss):	217	(2,133)	8,177	(4,514)
Net change in unrealized appreciation (depreciation):	18,858	(48,316)	39,963	(85,058)
Net increase (decrease) in net assets resulting from operations	$94,775	$(10,318)	$189,339	$(13,654)

Net investment income before gains and losses per common share:
Basic	$0.53	$0.32	$1.01	$0.62

Change in net assets resulting from operations per common share:
Basic	$0.66	$(0.09)	$1.35	$(0.12)
Diluted	$0.66	$(0.09)	$1.34	$(0.12)

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

Investment Income

Total investment income for the three and six months ended June 30, 2023 was approximately $116.2 million and $221.3 million, respectively as compared to approximately $72.1 million and $137.3 million, respectively for the three and six months ended June 30, 2022. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income

The following table summarizes the components of interest income for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest income	$86,147	$56,063	$168,938	$105,607
Exit fee interest income	14,054	6,655	23,436	13,381
PIK interest income	5,819	4,968	11,347	9,943
Other interest income (1)	2,966	1,045	5,162	2,052
Total interest income	$108,986	$68,731	$208,883	$130,983

(1)
Other interest income includes OID interest income and interest recorded on other assets.

Interest income for the three and six months ended June 30, 2023 totaled approximately $109.0 million and $208.9 million as compared to approximately $68.7 million $131.0 million for the three and six months ended June 30, 2022. The increase in interest income for the three and six months ended June 30, 2023 as compared to the period ended June 30, 2022 is primarily attributable to an increase in the weighted average principal and an increase in core yield due to increases in the benchmark rates of our debt investment portfolio outstanding between the periods.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recurring interest income	$100,302	$68,453	$195,987	$129,495
Non-recurring interest income	8,684	278	12,896	1,488
Total interest income	$108,986	$68,731	$208,883	$130,983

The following table shows the PIK-related activity for the six months ended June 30, 2023 and 2022, at cost:

(in thousands)	Six Months Ended June 30,
	2023	2022
Beginning PIK interest receivable balance	$25,713	$11,801
PIK interest income during the period	11,347	9,943
PIK accrued (capitalized) to principal but not recorded as income during the period	(375)	—
Payments received from PIK loans	(2,495)	(4,159)
Realized gain (loss)	(52)	(367)
Ending PIK interest receivable balance	$34,138	$17,218

The increase in PIK interest income during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for June 30, 2023 and June 30, 2022 was approximately 1% and less than 1% of total debt investments, respectively.

Fee Income

Fee income from commitment, facility and loan related fees for the three and six months ended June 30, 2023 totaled approximately $7.3 million and $12.4 million, respectively as compared to approximately $3.4 million and $6.3 million, respectively for the three and six months ended June 30, 2022. The increase in fee income for the three and six months ended June 30, 2023 is primarily due to an increase in the acceleration of unamortized fees, and one-time fees as a result of a higher volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recurring fee income	$2,135	$1,907	$4,175	$3,686
Fee income - expired commitments	108	433	351	521
Accelerated fee income - early repayments	5,002	1,044	7,912	2,082
Total fee income	$7,245	$3,384	$12,438	$6,289

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2023 or 2022.

Operating Expenses

Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and six months ended June 30, 2023 and 2022, our net operating expenses totaled approximately $40.5 million and $32.0 million, respectively for the three-month periods, and approximately $80.1 million and $61.4 million, respectively for the six-month periods.

Interest and Fees on our Debt

Interest and fees on our debt totaled approximately $19.7 million and $14.2 million for the three months ended June 30, 2023 and 2022, respectively. Interest and fee expense during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, increased due to higher weighted average borrowing costs and debt outstanding. Interest and fees on our debt totaled approximately $38.6 million and $27.7 million for the six months ended June 30, 2023 and 2022, respectively. Our higher weighted average borrowing costs during the six months ended June 30, 2023, resulted in an increase of interest and fee expenses as compared to the six months ended June 30, 2022.

We had a weighted average cost of debt of approximately 4.8% and 4.0% for the three months ended June 30, 2023 and 2022, respectively and 4.8% and 4.0%, for the six months ended June 30, 2023 and 2022, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The increase in the weighted average cost of debt during 2023 as compared to 2022, was attributable to increased usage of our Credit Facilities which are floating rate instruments and thus, have a higher cost of debt.

General and Administrative Expenses and Tax Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $5.2 million from $4.3 million for the three months ended June 30, 2023 and 2022, respectively and increased to $9.3 million from $8.1 million for the six months ended. The increase in general and administrative expenses for the three and six months ended June 30, 2023 is primarily attributable to an increase in costs of office and travel expenses and certain professional fees. Tax expenses primarily relate to excise tax accruals. Tax expenses were $2.0 million and $1.8 million during the three months ended June 30, 2023 and 2022, respectively and $3.4 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $12.8 million and $27.5 million, for the three and six months ended June 30, 2023 as compared to approximately $11.1 million and $19.4 million respectively, for the three and six months ended June 30, 2022. The increase between the three and six months ended June 30, 2023 and 2022 was primarily due to an increase in variable compensation.

Employee stock-based compensation totaled approximately $3.3 million and $6.5 million, for the three and six months ended June 30, 2023 as compared to approximately $3.7 million and $8.1 million respectively, for the three and six months ended June 30, 2022. The decrease between comparative periods was primarily attributable to a decrease in compensation expense related to Performance Awards which vested in 2022.

Expenses allocated to the Adviser Subsidiary

The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended June 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.4 million and $3.1 million, respectively and $5.1 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in expenses allocated to the Adviser Subsidiary for the three months ended June 30, 2023 compared to 2022 is due to a lower amount of fundings assigned or directly funded by the Adviser Funds. For the six months ended June 30, 2023, the increase over 2022 in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management held by the Adviser Funds. As of June 30, 2023 and December 31, 2022, $0.1 million and $0.1 million, respectively, was due from the Adviser Subsidiary.

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

A summary of net realized gains and losses for the three and six months ended June 30, 2023 and 2022 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized gains	$10,226	$1,170	$19,840	$6,213
Realized losses	(10,017)	(3,249)	(11,676)	(6,987)
Realized foreign exchange gains (losses)	8	(54)	13	(54)
Realized loss on debt extinguishment	—	—	—	(3,686)
Net realized gains (losses)	$217	$(2,133)	$8,177	$(4,514)

During the three and six months ended June 30, 2023, we recognized net realized gains of $0.2 million and $8.1 million, respectively. The net realized gains were generated from gross realized gains of $10.2 million and $19.8 million, respectively, for the three and six month periods, primarily from the sale of our equity and warrant positions in Palantir Technologies, Provention Bio, Inc., TransMedics Group, Inc., Sprinklr, Inc., and Zeta Global Corp. Our gains were offset by gross realized losses of $10.0 million and $11.7 million, respectively, for the three and six month periods, from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired, the write-off of our equity investment in Gynesonics, Inc. as a result of a capital markets transaction, and including a net $5.8 million from write-off of our debt investments in Codiak Biosciences, Inc. and Esme Learning Solutions, Inc, net of recovered collections of $17.1 million.

During the three and six months ended June 30, 2022, we recognized net realized losses of $2.1 million and $4.5 million, respectively. During the three and six months ended June 30, 2022, we recorded gross realized gains of $1.2 million and $6.2 million, respectively, primarily from the sale of our equity position in Black Crow AI, Inc. Our gains were offset by gross realized losses of $3.2 million and $7.0 million primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, and Genocea Biosciences, Inc. during the period. In addition, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on extinguishment of debt” on the Consolidated Statements of Operations for the three and six months ended June 30, 2022.

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross unrealized appreciation on portfolio investments	$43,542	$19,274	$96,119	$38,814
Gross unrealized depreciation on portfolio investments	(16,524)	(70,283)	(40,549)	(127,456)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(8,357)	2,867	(16,508)	3,894
Net change in unrealized appreciation (depreciation) on portfolio investments	18,661	(48,142)	39,062	(84,748)
Other net changes in unrealized appreciation (depreciation) (1)	197	(174)	901	(310)
Total net change in unrealized appreciation (depreciation)	$18,858	$(48,316)	$39,963	$(85,058)
(1)
Includes the net change in unrealized appreciation (depreciation) related to derivative instruments.

During the three months ended June 30, 2023 and 2022, we recorded approximately $18.9 million of net unrealized appreciation and $48.3 million of net unrealized depreciation on our debt, equity, warrant, and investment funds, respectively. During the six months ended June 30, 2023 and 2022, we recorded approximately $40.0 million of net unrealized appreciation and $85.0 million of net unrealized depreciation on our investments, respectively. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30,						For the Six Months Ended June 30,
	2023			2022			2023			2022
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds	Total	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds	Total
Investment valuation appreciation (depreciation)	$8,779	$18,239	$27,018	$(7,544)	$(43,465)	$(51,009)	$30,792	$24,778	$55,570	$(15,507)	$(73,135)	$(88,642)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(5,592)	(2,765)	(8,357)	(14)	2,881	2,867	(8,425)	(8,083)	(16,508)	(164)	4,058	3,894
Other net changes in unrealized appreciation (depreciation)	700	(503)	197	13	(187)	(174)	1,320	(419)	901	35	(345)	(310)
Net change in unrealized appreciation (depreciation)	$3,887	$14,971	$18,858	$(7,545)	$(40,771)	$(48,316)	$23,687	$16,276	$39,963	$(15,636)	$(69,422)	$(85,058)
(1)
Includes the net change in unrealized appreciation (depreciation) related to derivative instruments.

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

Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three and six months ended June 30, 2023 and 2022, no dividends were declared by the Adviser Subsidiary.

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

During the six months ended June 30, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.

During the six months ended June 30, 2023, our operating activities provided $52.8 million of cash and cash equivalents, compared to $306.7 million used during the six months ended June 30, 2022. The $359.5 million decrease in cash used in operating activities was primarily due to a $279.4 million increase in principal, fee repayments, and proceeds received from debt investments, and $22.3 million increase in proceeds received from the sale of equity and warrant investments.

During the six months ended June 30, 2023, our investing activities used approximately $379 thousand of cash, compared to $74 thousand used during the six months ended June 30, 2022. The $305 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.

During the six months ended June 30, 2023, our financing activities used $4.2 million of cash, compared to $289.2 million provided by financing activities during the six months ended June 30, 2022. The $293.4 million decrease in cash flows from financing activities was primarily due to decreased net borrowing activity of $255.3 million, and a decrease in equity issued through our ATM program of $16.4 million. During the six months ended June 30, 2023 and 2022, equity issued (net of offering costs) through our ATM program approximated $130.7 million and $147.1 million, respectively. Additionally, dividend distributions increased $14.3 million for a total $130.3 million during the six months ended June 30, 2023, compared to $115.9 million during the six months ended June 30, 2022.

As of June 30, 2023, our net assets totaled $1.6 billion, with a NAV per share of $10.96. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of June 30, 2023

As of June 30, 2023, we had $670.7 million in available liquidity, including $61.7 million in cash and cash equivalents, and approximately $175.0 million available under our SMBC letter of credit facility. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400 million), subject to certain conditions. As of June 30, 2023, we had available borrowing capacity of $95.0 million under the SMBC Facility and $339.0 million under the MUFG Bank Facility. Total amounts outstanding as of June 30, 2023, were $191.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,415.0 million of term debt outstanding, which are all fixed interest rate debt obligations.

Not considered above, as of June 30, 2023, we held $12.3 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of June 30, 2023, our asset coverage ratio under our regulatory requirements as a BDC was 210.6% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 198.5% as of June 30, 2023.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On July 20, 2023, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period expiring on July 20, 2024, subject to certain conditions. For a further discussion, refer to Part II, Item 1A “Risk Factors - Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.” appearing elsewhere in this report.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of macro-economic events, including rising interest rates, inflation, the continued impact of the COVID-19 pandemic, geopolitical events, supply chain issues, disruptions in the banking sector, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Equity Offerings

We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022.

During the three and six months ended June 30, 2023, we issued and sold 5.1 million and 9.7 million shares of our common stock receiving total accumulated net proceeds of approximately $65.4 million and $130.7 million, respectively. This is a decrease from the three and six months ended June 30, 2022, where we issued and sold 4.1 million and 8.9 million shares of our common stock receiving total accumulated net proceeds of approximately $61.9 million and $147.1 million, respectively.

We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2023, approximately 23.8 million shares remain available for issuance and sale under the current equity distribution agreement.

Commitments and Obligations

Our significant cash requirements generally relate to our debt obligations. As of June 30, 2023, we had $1,606.0 million of debt outstanding, none of which was due within the next year, $375.0 million within 1 to 3 years, and $1,231.0 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

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

As of June 30, 2023, we had approximately $381.1 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $127.9 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.

Additionally, we had approximately $155.6 million of non-binding term sheets outstanding to three new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

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

(in thousands)	Change in unrealized
Basis Point Change	appreciation (depreciation)
(100)	$42,881
(50)	$21,510
50	$(22,018)
100	$(43,968)

For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, Eurodollar, and BSBY rates, to the extent our debt investments include variable interest rates. As of June 30, 2023, approximately 95.5% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, Eurodollar, or BSBY rates with a floor. As of June 30, 2023, approximately 3.0% of our debt investments have variable rates based on LIBOR and 21.1% of our debt investments have variable rates based on SOFR, BSBY or Eurodollar rates. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We continue to transition LIBOR linked instruments to alternative benchmarks in accordance with the LIBOR fallback language of each instrument and discussions with our portfolio companies. We generally expect SOFR to replace the remaining LIBOR linked positions. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income	EPS
(200)	$(46,437)	$(4,268)	$(42,169)	$(0.30)
(100)	$(23,850)	$(2,134)	$(21,716)	$(0.15)
(75)	$(18,265)	$(1,601)	$(16,664)	$(0.12)
(50)	$(12,653)	$(1,067)	$(11,586)	$(0.08)
(25)	$(6,404)	$(534)	$(5,870)	$(0.04)
25	$6,578	$534	$6,044	$0.04
50	$12,799	$1,067	$11,732	$0.08
75	$19,019	$1,601	$17,418	$0.12

We generally do not engage in hedging activities. From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2023, we have entered into a foreign currency forward to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (the “Annual Report”) and Part II, Item 1A “Risk Factors” of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2022.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of June 30, 2023 that represent greater than 5% of our net assets:

(in thousands)	June 30, 2023
	Fair Value	Percentage of Net Assets
Axsome Therapeutics, Inc.	$154,574	9.7%
Corium, Inc.	$136,450	8.6%
Phathom Pharmaceuticals, Inc.	$99,152	6.3%
Worldremit Group Limited	$95,063	6.0%
Rocket Lab Global Services, LLC	$86,546	5.5%
SeatGeek, Inc.	$85,647	5.4%
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

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On July 20, 2023, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period expiring on July 20, 2024. We may seek to obtain this authorization again in the future. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Even though we have obtained authorization from our stockholders to issue common stock at a price below our then-current NAV, we cannot predict whether we will make any Below-NAV Sales under the prospectus supplement, as supplemented by the amendment. Any decision to sell shares of our common stock below the then-current NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders and could be dilutive with regard to dividends and our NAV, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to NAV and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale	Following Sale	Percentage
	Below NAV	Below NAV	Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000	0.04%
NAV per share	$10.00	$9.98	(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000(1)	0.00%
Percentage Held by Stockholder A	1.00%	0.96%	(4.0)%
Total Interest of Stockholder A in NAV	$100,000	$99,808	(0.2)%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES

OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the six months ended June 30, 2023, we issued 133,142 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(5)
3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
10(a)	Form of Equity Distribution Agreement.(6)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL

* Filed herewith.

(1) Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.

(2) Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.

(3) Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.

(4) Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on April 20, 2015 (File No. 333-203511).

(5) Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.

(6) Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5, 2023.

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

For the Six Months Ended June 30, 2023 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2023
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$313	$—	—	$(21)	$292
	Common Stock	—	—	6	—	—	(1)	5
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	1,565	—	21,700	46	—	2,867	24,613
	Member Units	—	—	15,244	1,000	—	3,535	19,779
Hercules Adviser LLC(6)	Unsecured Debt	302	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	8,008	27,161
Total Majority Owned Control Investments		$1,867	$—	$68,416	$1,046	$—	$14,388	$83,850
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,042	$—	$—	$(969)	$7,073
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$342	$—	$8,042	$—	$—	$(969)	$7,073
Total Control Investments		$2,209	$—	$76,458	$1,046	$—	$13,419	$90,923
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
(5)
As of March 31, 2018, the Company's investment in Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC) became classified as a control investment as a result of obtaining a controlling financial interest. Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
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

Schedule 12 – 14

HERCULES CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2023 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$292
	Medical Devices & Equipment	Common Stock			180,000	—	5
Total Coronado Aesthetics, LLC						$250	$297
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,613	24,613
	Diversified Financial Services	Member Units			1	29,006	19,779
Total Gibraltar Acquisition, LLC						$53,619	$44,392
Hercules Adviser LLC	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	27,161
Total Hercules Adviser LLC						$12,035	$39,161
Total Majority Owned Control Investments (5.29%)*						$65,904	$83,850
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$23,703	$13,263	$—
	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	7,073
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$7,073
Total Other Control Investments (0.44%)*						$22,413	$7,073
Total Control Investments (5.73%)*						$88,317	$90,923

* Value as a percent of net assets

(1)
Stock and warrants are generally non-income producing and restricted.
(2)
All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.
(3)
Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.

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

HERCULES CAPITAL, INC. (Registrant)

Dated: August 3, 2023	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: August 3, 2023	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer