Form 10-Q
period 2023-09-30
Hercules Capital, Inc.
filed 2023-11-02
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00702
_________________________________________________
HERCULES CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 26, 2023, there were 151,139,477 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,207,251 and $2,918,425, respectively)	$3,158,241	$2,887,497
Control investments (cost of $101,643 and $87,271, respectively)	103,150	76,458
Total investments, at fair value (cost of $3,308,894 and $3,005,696, respectively; fair value amounts related to a VIE $265,647 and $236,585, respectively)	3,261,391	2,963,955
Cash and cash equivalents	31,979	15,797
Restricted cash (amounts related to a VIE $5,252 and $10,079, respectively)	5,252	10,079
Interest receivable	32,053	31,682
Right of use asset	5,059	4,986
Other assets	668	2,356
Total assets	$3,336,402	$3,028,855

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $148,397 and $147,957, respectively)	$1,632,738	$1,574,351
Accounts payable and accrued liabilities	46,259	47,539
Operating lease liability	5,348	5,506
Total liabilities	$1,684,345	$1,627,396

Net assets consist of:
Common stock, par value	$152	$134
Capital in excess of par value	1,579,377	1,341,416
Total distributable earnings	72,528	59,909
Total net assets	$1,652,057	$1,401,459
Total liabilities and net assets	$3,336,402	$3,028,855

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	151,179	133,045
Net asset value per share	$10.93	$10.53
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$109,240	80,146	$315,952	207,747
Control investments	1,099	1,181	3,270	3,440
Affiliate investments	—	81	—	1,204
Total interest and dividend income	110,339	81,408	319,222	212,391
Fee income:
Non-control/Non-affiliate investments	6,383	2,803	18,783	9,059
Control investments	22	18	60	51
Total fee income	6,405	2,821	18,843	9,110
Total investment income	116,744	84,229	338,065	221,501
Operating expenses:
Interest	16,428	14,499	50,237	38,844
Loan fees	2,524	2,183	7,317	5,517
General and administrative	4,591	4,364	13,868	12,504
Tax expenses	1,882	1,602	5,249	4,135
Employee compensation:
Compensation and benefits	13,604	10,968	41,062	30,357
Stock-based compensation	3,337	2,474	9,848	10,559
Total employee compensation	16,941	13,442	50,910	40,916
Total gross operating expenses	42,366	36,090	127,581	101,916
Expenses allocated to the Adviser Subsidiary	(2,416)	(1,863)	(7,509)	(6,335)
Total net operating expenses	39,950	34,227	120,072	95,581
Net investment income	76,794	50,002	217,993	125,920
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(2,587)	7,303	5,590	2,703
Affiliate investments	—	(2,014)	—	1,758
Loss on extinguishment of debt	—	—	—	(3,686)
Total net realized gain (loss)	(2,587)	5,289	5,590	775
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(45,141)	(4,149)	(18,597)	(94,847)
Control investments	(1,099)	(2,571)	12,320	3,611
Affiliate investments	—	4,631	—	4,089
Total net change in unrealized appreciation (depreciation)	(46,240)	(2,089)	(6,277)	(87,147)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(48,827)	3,200	(687)	(86,372)
Net increase (decrease) in net assets resulting from operations	$27,967	$53,202	$217,306	$39,548

Net investment income before gains and losses per common share:
Basic	$0.52	$0.39	$1.53	$1.01
Change in net assets resulting from operations per common share:
Basic	$0.19	$0.41	$1.52	$0.31
Diluted	$0.19	$0.41	$1.51	$0.30
Weighted average shares outstanding:
Basic	146,899	127,484	141,223	123,379
Diluted	147,110	129,334	142,126	124,767
Distributions paid per common share:
Basic	$0.48	$0.50	$1.42	$1.46
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2023	Shares	Par Value
Balance as of June 30, 2023	144,641	$145	$1,468,270	$117,095	$1,585,510
Net increase (decrease) in net assets resulting from operations	—	—	—	27,967	27,967
Public offering, net of offering expenses	6,500	7	107,555	—	107,562
Issuance of common stock under equity-based award plans	21	—	163	—	163
Shares retired on vesting of equity-based awards	(48)	—	(675)	—	(675)
Distributions reinvested in common stock	65	—	1,057	—	1,057
Distributions	—	—	—	(72,534)	(72,534)
Stock-based compensation (1)	—	—	3,007	—	3,007
Balance as of September 30, 2023	151,179	$152	$1,579,377	$72,528	$1,652,057

For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	217,306	217,306
Public offering, net of offering expenses	16,221	16	238,294	—	238,310
Issuance of common stock under equity-based award plans	1,923	2	376	—	378
Shares retired on vesting of equity-based awards	(208)	—	(12,503)	—	(12,503)
Distributions reinvested in common stock	198	—	2,936	—	2,936
Distributions	—	—	—	(204,687)	(204,687)
Stock-based compensation (1)	—	—	8,858	—	8,858
Balance as of September 30, 2023	151,179	$152	$1,579,377	$72,528	$1,652,057
(1)Stock-based compensation includes $31 thousand and $81 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2023, respectively.

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2022	Shares	Par Value
Balance as of June 30, 2022	127,285	$128	$1,242,618	$84,994	$1,327,740
Net increase (decrease) in net assets resulting from operations	—	—	—	53,202	53,202
Public offering, net of offering expenses	2,866	3	42,851	—	42,854
Issuance of common stock under equity-based award plans	45	—	266	—	266
Shares retired on vesting of equity-based awards	(68)	—	(838)	—	(838)
Distributions reinvested in common stock	63	—	949	—	949
Distributions	—	—	—	(63,950)	(63,950)
Stock-based compensation (1)	—	—	2,495	—	2,495
Balance as of September 30, 2022	130,191	$131	$1,288,341	$74,246	$1,362,718

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase (decrease) in net assets resulting from operations	—	—	—	39,548	39,548
Public offering, net of offering expenses	11,787	12	189,946	—	189,958
Issuance of common stock under equity-based award plans	870	1	719	—	720
Shares retired on vesting of equity-based awards	(250)	—	(5,458)	—	(5,458)
Distributions reinvested in common stock	184	—	2,895	—	2,895
Issuance of Convertible Notes	981	1	(1)	—	—
Distributions	—	—	—	(181,825)	(181,825)
Stock-based compensation (1)	—	—	8,333	—	8,333
Balance as of September 30, 2022	130,191	$131	$1,288,341	$74,246	$1,362,718
(1)Stock-based compensation includes $36 thousand and $113 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2022, respectively.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$217,306	$39,548
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,291,627)	(1,097,812)
Fundings assigned to Adviser Funds	294,468	247,848
Principal and fee repayments received and proceeds from the sale of debt investments	685,103	378,109
Proceeds from the sale of equity and warrant investments	34,877	14,303
Net change in unrealized (appreciation) depreciation	6,277	87,147
Net realized (gain) loss	(5,590)	(4,461)
Accretion of paid-in-kind principal	(17,999)	(14,888)
Accretion of loan discounts	(5,344)	(2,996)
Accretion of loan discount on convertible notes	—	112
Accretion of loan exit fees	(14,140)	(18,398)
Change in loan income, net of collections	15,349	19,412
Unearned fees related to unfunded commitments	(279)	3,378
Realized loss on extinguishment of debt	—	364
Amortization of debt fees and issuance costs	5,227	4,051
Depreciation and amortization	167	160
Stock-based compensation and amortization of restricted stock grants (1)	8,858	8,333
Change in operating assets and liabilities:
Interest receivable	(366)	(8,039)
Other assets	6,533	(1,196)
Accrued liabilities	(1,419)	(14,856)
Net cash provided by (used in) operating activities	(62,599)	(359,881)

Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(390)	(86)
Net cash provided by (used in) investing activities	(390)	(86)

Cash flows provided by (used in) financing activities:
Issuance of common stock	243,609	192,011
Offering expenses	(5,299)	(2,053)
Retirement of employee shares, net	(12,125)	(4,738)
Distributions paid	(201,751)	(178,930)
Issuance of debt	533,000	1,169,237
Repayment of debt	(478,000)	(878,198)
Debt issuance costs	—	(6,581)
Fees paid for credit facilities and debentures	(5,090)	(1,635)
Net cash provided by (used in) financing activities	74,344	289,113
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,355	(70,854)
Cash, cash equivalents, and restricted cash at beginning of period	25,876	136,265
Cash, cash equivalents, and restricted cash at end of period	$37,231	$65,411

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$57,410	$44,382
Income tax, including excise tax, paid	$5,205	$7,341
Distributions reinvested	$2,936	$2,895
(1)Stock-based compensation includes $81 thousand and $113 thousand of restricted stock and option expense related to director compensation for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$31,979	$57,065
Restricted cash	5,252	8,346
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$37,231	$65,411
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, and restricted cash.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,036	$5,069	$5,135	(13)(14)(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,858	28,314	(12)(17)
Subtotal: Biotechnology Tools (2.02%)*					32,927	33,449
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$15,113	15,009	15,536	(12)(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 9.72%, Floor rate 10.62%	$3,275	3,242	3,274	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	Prime + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$85,375	87,142	87,142	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (6.41%)*					105,393	105,952
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 7.12% Exit Fee	$55,790	57,399	59,140	(12)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£19,493	26,624	24,132	(5)(10)(14)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 7.00%	$22,897	22,897	23,491	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	14,030	14,180	(5)(10)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,860	14,938	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$9,069	9,039	9,039	(14)(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 7.53%, Floor rate 8.53%	$25,922	25,438	25,060	(17)(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$28,586	28,212	28,413	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 1.00% Exit Fee	$25,167	25,067	25,282	(11)(14)(16)
	Senior Secured	July 2025	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%	$77,551	77,019	77,019	(12)(14)(16)
Total SeatGeek, Inc.				$102,718	102,086	102,301
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,128	9,120	9,222	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$23,703	13,263	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	6,243	(7)
Total Tectura Corporation				$31,953	21,513	6,243
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,219	10,248	10,546	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$52,733	53,544	52,559	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,091	5,130	5,193	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,091	5,142	5,256	(12)(14)
Total Veem, Inc.				$10,182	10,272	10,449
Worldremit Group Limited	Senior Secured	February 2025	3-month SOFR + 9.40%, Floor rate 10.25%, 3.20% Exit Fee	$88,250	88,965	89,162	(5)(10)(11)(12)(16)(19)
	Senior Secured	February 2025	1-month SOFR + 9.35%, Floor rate 10.25%, 3.20% Exit Fee	$6,250	6,279	6,304	(5)(10)(16)(19)
Total Worldremit Group Limited				$94,500	95,244	95,466
Subtotal: Consumer & Business Services (29.37%)*					500,526	485,179
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,638	24,638	(7)(20)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
	Unsecured	September 2026	FIXED 11.95%	$10,000	$9,801	$9,801	(7)(20)
Total Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)				$35,000	34,439	34,439
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime -1.50%, Floor rate 4.75%, PIK Interest 5.50%	$10,325	10,134	10,433	(14)(17)(19)
Subtotal: Diversified Financial Services (3.44%)*					56,573	56,872
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	12,454	12,948	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	16,137	16,296	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$35,000	35,002	35,016	(13)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,000	23,989	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,643	10,783	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	143,226	147,815	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,849	11,654	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$7,242	7,557	7,567	(5)(10)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$52,500	51,942	51,942
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,167	38,064	34,821	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	30,170	30,747	(13)(15)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,059	23,605	23,605	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	135,071	137,809	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,746	9,746	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$4,780	5,444	5,337	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$9,842	10,151	10,222	(5)(10)(12)(13)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 11.41% Exit Fee	$38,750	39,530	40,014	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,314	19,603	(10)(12)(13)(17)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$22,916	23,062	23,118	(13)(14)(17)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,019	19,624	19,624	(14)(15)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$14,495	15,014	15,047	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,377	20,441	19,828	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,510	5,687	(10)(15)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$6,140	6,361	6,394	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	78,324	80,521	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$97,049	98,323	99,188	(10)(12)(14)(15)(16)(17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,024	5,080	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,986	21,035	21,536	(10)(12)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$12,375	12,452	12,701	(10)(13)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$65,398	$65,737	$66,736	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	70,915	73,203	(5)(10)(11)(12)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$3,833	4,217	4,217	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,015	7,854	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 3.15%, Floor rate 10.15%, 3.80% Exit Fee	$55,000	54,444	54,762	(11)(12)(13)
Subtotal: Drug Discovery & Development (69.33%)*					1,132,403	1,145,410
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,301	19,084	(17)(19)
Subtotal: Electronics & Computer Hardware (1.16%)*					18,301	19,084
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$11,314	11,671	11,353	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$58,316	57,667	57,926	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	47,023	47,342	(11)(13)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$54,213	53,893	54,483	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$24,500	24,350	24,350	(15)(17)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 3.00% Exit Fee	$13,000	12,826	12,999	(13)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$35,000	34,495	34,495
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$12,000	11,822	11,822	(15)
Vida Health, Inc.	Senior Secured	March 2026	9.20% + Lower of (Prime -3.25%) or 1.00%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$22,000	21,885	21,532	(11)
Subtotal: Healthcare Services, Other (16.72%)*					275,632	276,302
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,420	20,994	21,154	(14)(15)
Checkr Group, Inc.	Senior Secured	August 2028	Prime + 1.45%, Floor rate 8.00%, PIK Interest 2.00%, 2.75% Exit Fee	$47,381	47,164	47,164	(14)(17)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$11,666	11,544	11,544	(14)(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$4,500	4,463	4,454	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 8.47%, Floor rate 9.37%	$31,875	31,452	31,757	(17)(18)
Subtotal: Information Services (7.03%)*					115,617	116,073
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$8,748	8,884	8,920	(13)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	14,185	14,796	(10)(13)
Subtotal: Manufacturing Technology (1.44%)*					23,069	23,716
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$6,667	6,645	6,726	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,333	1,337	1,346	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,500	1,499	1,508	(19)
	Senior Secured	March 2026	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,667	1,658	1,663	(19)
	Senior Secured	June 2026	Prime + 3.50%, Floor rate 9.00%, 1.00% Exit Fee	$1,667	1,635	1,638	(19)
Total Fever Labs, Inc.				$12,834	12,774	12,881
Subtotal: Media/Content/Info (0.78%)*					12,774	12,881
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$21,875	$21,461	$21,461
Subtotal: Medical Devices & Equipment (1.30%)*					21,461	21,461
Software
3GTMS, LLC	Senior Secured	February 2025	6-month SOFR + 9.70%, Floor rate 10.60%	$12,605	12,508	12,548	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 6.88%, Floor rate 7.78%	$2,000	1,998	1,984	(17)(18)
Total 3GTMS, LLC				$14,605	14,506	14,532
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,236	9,051	9,170	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,908	20,491	21,126	(13)(17)(18)
Allvue Systems, LLC	Senior Secured	September 2029	6-month SOFR + 7.25%, Floor rate 8.25%	$36,410	35,505	35,505	(17)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 9.99%	$8,844	8,666	8,737	(13)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 3.50% Exit Fee	$19,600	19,270	20,032	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,935	44,887	(15)(17)(18)
Brain Corporation	Senior Secured	April 2026	Prime + 3.70%, Floor rate 9.20%, PIK Interest 1.00%, 3.95% Exit Fee	$30,338	30,490	30,694	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month SOFR + 9.05%, Floor rate 9.90%	$33,000	32,672	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	November 2025	3-month SOFR + 9.41%, Floor rate 11.81%	$10,098	9,940	9,944	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 8.99%, Floor rate 9.89%	$21,298	20,923	21,492	(17)(18)
	Senior Secured	September 2026	6-month SOFR + 8.89%, Floor rate 9.89%	$1,622	1,599	1,614	(17)(18)
Total Ceros, Inc.				$22,920	22,522	23,106
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,587	4,758	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$75,092	74,861	24,555	(8)(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.14% Exit Fee	$9,500	9,629	9,407	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,516	5,685	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%	$7,975	7,840	7,701	(13)(17)
	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%	$2,553	2,497	2,604	(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,528	10,337	10,305
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 2.39% Exit Fee	$42,729	42,897	43,211	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,000	7,816	7,925	(17)(18)
DroneDeploy, Inc.	Senior Secured	July 2026	Prime + 4.50%, Floor rate 8.75%, 4.00% Exit Fee	$6,250	6,043	6,092	(17)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,786	3,749	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,096	4,985	5,155	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month SOFR + 6.88%, Floor rate 7.73%, PIK Interest 2.14%	$8,338	8,195	8,338	(11)(14)(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$6,268	6,107	6,202	(17)(18)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.79%, Floor rate 8.54%	$7,000	6,844	6,845	(11)(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month SOFR + 9.26%, Floor rate 10.00%	$6,300	6,215	6,300	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month SOFR + 8.01%, Floor rate 8.75%	$20,000	19,893	20,200	(19)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$57,113	57,065	57,113
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Kore.ai, Inc.	Senior Secured	April 2027	Prime + 1.50%, Floor rate 9.25%, PIK Interest 2.20%, 2.27% Exit Fee	$33,283	$32,886	$32,892	(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,795	3,780	3,867	(5)(10)(12)(14)(17)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,000	14,706	14,706	(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$25,900	25,303	25,820	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,062	13,485	(17)(18)
Mobile Solutions Services	Senior Secured	December 2025	3-month SOFR + 9.21%, Floor rate 10.06%	$18,366	18,088	17,991	(18)
Nuvolo Technologies Corporation	Senior Secured	July 2026	Prime + 5.25%, Floor rate 8.50%, 2.42% Exit Fee	$22,500	22,680	23,494	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,613	7,403	7,551	(11)(17)(18)
Onna Technologies, Inc.	Senior Secured	March 2026	Prime + 1.35%, Floor rate 8.85%, PIK Interest 1.75%, 4.45% Exit Fee	$3,836	3,764	3,769	(14)(17)
Salary.com, LLC	Senior Secured	September 2027	3-month SOFR + 8.00%, Floor rate 9.00%	$17,865	17,561	17,708	(18)
ShadowDragon, LLC	Senior Secured	December 2026	6-month SOFR + 9.05%, Floor rate 9.95%	$6,000	5,875	5,776	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.92% Exit Fee	$14,991	14,871	15,097	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 2.55% Exit Fee	$34,659	34,275	34,363	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	1-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,942	13,270	(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,446	22,852	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$12,005	11,745	11,745	(14)(15)(17)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$1,838	1,832	1,832	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month SOFR + 9.25%, Floor rate 10.00%	$10,948	10,741	10,797	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,595	10,497	10,692	(5)(10)(14)(17)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,806	8,912	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,042	16,394	(17)(18)
Subtotal: Software (47.79%)*					831,129	789,586
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,082	4,088	4,147	(13)(14)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,780	1,780	1,768	(19)
Subtotal: Sustainable and Renewable Technology (0.36%)*					5,868	5,915
Total: Debt Investments (187.15%)*					$3,131,673	$3,091,880

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	$128	$75
	Equity	7/16/2013	Preferred Series B	130,191	1,101	553
Total Fabletics, Inc.				173,180	1,229	628
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	33	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	770

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	173,180	$89	$503
Subtotal: Consumer & Business Products (0.12%)*					1,764	1,934
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	531	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	6,516	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,062	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	370	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	372
	Equity	10/25/2016	Preferred Series A-1	108,710	632	141
Total OfferUp, Inc.				394,790	2,295	513
Oportun	Equity	6/28/2013	Common Stock	48,365	577	349	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,001	417
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Subtotal: Consumer & Business Services (0.59%)*					13,171	9,758
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	32,506	21,553	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	28,668	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	312
Subtotal: Diversified Financial Services (3.06%)*					32,944	50,533
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	5	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	13	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	20
Drug Discovery & Development
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,923	1,000	1	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	8,878	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,971	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	6,100	(4)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	6	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	295	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	761	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	$500	$376	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,420	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,165	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	1	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	436	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	745	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	587	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,527	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	19	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	42	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	6	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,764	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	115	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,001
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,006
Total Valo Health, LLC				680,410	4,000	3,007
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,500
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,707	(4)
Subtotal: Drug Discovery & Development (2.14%)*					40,335	35,429
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	408
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	447
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	855
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	807	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	564
Subtotal: Healthcare Services, Other (0.08%)*					6,781	1,371
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	1,424	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,540
Subtotal: Information Services (0.36%)*					4,440	5,964
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	2	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	245	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	247
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	72	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	332	—	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					1,453	319
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	$160	$377
Subtotal: Semiconductors (0.02%)*					160	377
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	896
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	281	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	788	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,069
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	568
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,381
	Equity	8/24/2017	Preferred Series 3	93,620	300	513
Total Druva Holdings, Inc.				552,461	1,300	2,894
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	230	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	23
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,855	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	818,337	5,002	13,093	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,923
	Equity	8/12/2021	Preferred Series F	52,956	280	219
Total SingleStore, Inc.				633,939	2,280	2,142
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	471
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	255	(4)
Subtotal: Software (1.57%)*					24,738	25,902
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	1,142
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	766
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	259	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,341
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	25	(4)
Subtotal: Sustainable and Renewable Technology (0.27%)*					11,508	4,533
Total: Equity Investments (8.29%)*					$143,082	$136,995
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$7
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	$461	$307	(12)
Subtotal: Biotechnology Tools (0.02%)*					485	314
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	80	(12)
Subtotal: Communications & Networking (0.00%)*					123	80
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	225
Subtotal: Consumer & Business Products (0.01%)*					611	225
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	58	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	184	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	16
Provi	Warrant	12/22/2022	Common Stock	117,042	166	103	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	471	1	(15)
RumbleON, Inc.	Warrant	10/30/2018	Common Stock	1,048	15	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,863	(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	66
	Warrant	8/23/2019	Preferred Series B	444,444	83	5
Total Skyword, Inc.				2,051,587	140	71
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	403	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	10	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	18	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	18
Subtotal: Consumer & Business Services (0.17%)*					4,176	2,727
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	149
Subtotal: Diversified Financial Services (0.01%)*					214	149
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	$1	$—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					465	—
Drug Discovery & Development
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	5	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	22,949	175	764	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	172	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,338	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	286	173	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	237	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	190	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	56	(5)(10)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	—	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	111	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	30	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	1,102	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	109	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	12	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	38	(4)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	1,101	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	121
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	365	(4)
Subtotal: Drug Discovery & Development (0.36%)*					7,471	5,924
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	57	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	119
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	170
Subtotal: Electronics & Computer Hardware (0.02%)*					692	346
Healthcare Services, Other
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	164	153
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	309
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	82	(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	155,957	$120	$4
Subtotal: Healthcare Services, Other (0.03%)*					749	548
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	56	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	351
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	41	(5)(10)
Subtotal: Information Services (0.03%)*					680	448
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	442
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	912
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	809	(4)
Subtotal: Manufacturing Technology (0.13%)*					1,112	2,163
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	236
Subtotal: Media/Content/Info (0.01%)*					67	236
Medical Devices & Equipment
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	205	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	728,317	200	206	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					956	411
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	802
Subtotal: Semiconductors (0.05%)*					99	802
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	449	401
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	508
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	53	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	5
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	25
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	805	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	—
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	821	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	50	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	109
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,752
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	$545	$248
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	146
Dragos, Inc.	Warrant	6/28/2023	Common Stock	49,309	1,452	1,167
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	379
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	3	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	188
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	45
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	394
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	256
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	38	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	54
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	236
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	640	(12)
Onna Technologies, Inc.	Warrant	7/5/2023	Common Stock	172,867	60	33
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	386
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	61	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	416
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	142	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	334	(15)
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	—
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	958
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	203	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	120	(15)
Subtotal: Software (0.79%)*					11,690	12,976
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	418	(4)
Subtotal: Surgical Devices (0.03%)*					39	418
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	37
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	22
	Warrant	4/7/2015	Preferred Series B	131,883	63	7
Total Halio, Inc.				456,883	218	29
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.00%)*					539	66
Total: Warrant Investments (1.68%)*					$30,168	$27,833
Total Investments in Securities (197.13%)*					$3,304,923	$3,256,708

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(6)	Series (3)	Shares	Cost (2)	Value	Footnotes
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,271	$3,311	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			319	987	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.26%)*					3,590	4,298
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	385	(5)(10)
Subtotal: Software (0.02%)*					381	385
Total: Investment Funds & Vehicles Investments (0.28%)*					$3,971	$4,683
Total Investments (197.41%)*					$3,308,894	$3,261,391

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$230
Total Foreign Currency Forward (0.01%*)					$23,810	$230

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Interest rate PRIME represents 8.50% as of September 30, 2023. 1-month LIBOR, 3-month LIBOR and 6-month LIBOR represent 5.43%, 5.66%, and 5.90%, respectively, as of September 30, 2023. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 5.32%, 5.27%, and 5.17%, respectively, as of September 30, 2023.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $97.2 million, $143.1 million and $45.9 million, respectively. The tax cost of investments is $3.3 billion.
(3)Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)Denotes an investment in common stock or warrants of a publicly traded company. None of the publicly traded company securities are restricted securities as defined under the Securities Act of 1933 ("Securities Act") as of September 30, 2023.
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)Unless otherwise noted, all securities are restricted as of September 30, 2023 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of September 30, 2023, and is therefore considered non-income producing. Note that as of September 30, 2023, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
(9)Denotes that all or a portion of the debt investment is convertible debt.
(10)Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)Denotes that all or a portion of the debt investment is pledged as collateral under the SMBC Facility (as defined in “Note 5 — Debt”).
(12)Denotes that all or a portion of the investment is pledged as collateral under the MUFG Bank Facility (as defined in “Note 5 — Debt”).
(13)Denotes that all or a portion of the debt investment secures the 2031 Asset-Backed Notes (as defined in “Note 5 — Debt”).
(14)Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of September 30, 2023.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023 (unaudited)
(dollars in thousands)
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2023 (Refer to “Note 11 - Commitments and Contingencies”).
(18)Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(19)Denotes second lien senior secured debt.
(20)Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC.
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2023, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $3.2 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,000	$4,951	$4,951	(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,388	27,388	(17)
Subtotal: Biotechnology Tools (2.31%)*					32,339	32,339
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$5,023	4,969	5,053	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31%, Floor rate 10.31%	$8,910	8,768	8,748	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	Prime + 4.90%, Floor rate 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$84,581	85,430	87,933	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (7.26%)*					99,167	101,734
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 8.29% Exit Fee	$40,790	41,856	42,426	(12)(17)
Carwow LTD	Senior Secured	December 2024	Prime +4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£18,890	26,024	22,971	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$21,853	21,853	20,356	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,853	13,904	(5)(10)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,739	14,739	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$16,500	16,328	16,496	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$27,730	27,265	27,256	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	June 2023	Prime + 5.00%, Floor rate 10.50%, PIK Interest 0.50%	$60,915	60,721	60,721	(12)(13)(14)(16)
	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%	$25,071	24,912	25,823	(11)(14)(16)
Total SeatGeek, Inc.				$85,986	85,633	86,544
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,007	8,918	8,870	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,042	(7)(8)(14)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	—	(7)(8)(14)
Total Tectura Corporation				$31,953	21,513	8,042
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,103	10,050	10,167	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,937	52,265	52,976	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,043	5,000	5,042	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,033	4,988	5,124	(14)
Total Veem, Inc.				$10,076	9,988	10,166
Worldremit Group Limited	Senior Secured	February 2025	3-month LIBOR + 9.25%, Floor rate 10.25%, 3.00% Exit Fee	$94,500	94,418	93,837	(5)(10)(11)(12)(16)(19)
Subtotal: Consumer & Business Services (30.59%)*					444,703	428,750
Diversified Financial Services
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,715	12,802	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,852	8,898	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,567	21,700
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)
Subtotal: Diversified Financial Services (2.40%)*					36,567	33,700
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$5,000	4,986	5,039	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,879	15,974	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 10.60% Exit Fee	$15,000	14,920	14,920	(13)(17)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	23,663	23,663	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,513	10,513	(5)(10)
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	Prime + 6.40%, Floor rate 9.65%, Cap rate 15.00%, 6.95% Exit Fee	$40,000	41,644	43,183	(11)(15)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	Prime + 5.70%, Floor rate 8.95%, Cap rate 10.70%, 5.31% Exit Fee	$81,725	81,631	78,074	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,757	11,435	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$9,000	9,174	9,052	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,312	37,039	33,344	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	29,841	30,097	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	Prime + 6.30%, Floor rate 9.55%, 3.95% Exit Fee	$10,000	10,235	10,292	(11)
Codiak Biosciences, Inc.	Senior Secured	October 2025	Prime + 5.00%, Floor rate 8.25%, 5.50% Exit Fee	$25,000	25,759	25,177	(11)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	133,557	135,619	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$12,500	12,753	12,535	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	11,072	11,067	(5)(10)(12)(13)
Finch Therapeutics Group, Inc.	Senior Secured	November 2026	Prime + 4.05%, Floor rate 7.55%, Cap rate 8.80%, 5.50% Exit Fee	$15,000	15,012	13,940
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.90%, Floor rate 9.15%, 9.86% Exit Fee	$58,125	58,674	58,407	(11)(12)(15)(17)
Geron Corporation	Senior Secured	October 2024	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,109	19,174	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$15,113	15,109	15,109	(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$17,000	17,313	17,265	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$12,072	12,043	11,333	(14)(15)(17)
Iveric Bio, Inc.	Senior Secured	August 2027	Prime + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$49,500	49,090	49,090	(10)(12)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,448	5,448	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$8,000	8,120	8,085	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 3.95%, Floor rate 7.45%, 5.35% Exit Fee	$34,000	33,945	33,987	(10)(17)
Nabriva Therapeutics	Senior Secured	June 2023	Prime + 4.30%, Floor rate 9.80%, 9.95% Exit Fee	$2,079	2,734	2,804	(5)(10)(13)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$94,737	95,032	93,916	(10)(12)(14)(15)(16) (17)(22)
Provention Bio, Inc.	Senior Secured	September 2027	Prime + 2.70%, Floor rate 8.20%, 6.60% Exit Fee	$25,000	24,670	24,670	(17)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50% 3.80% Exit Fee	$5,000	4,957	4,946	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,754	20,656	20,656	(10)(14)(17)
Scynexis, Inc.	Senior Secured	March 2025	Prime + 5.80%, Floor rate 9.05%, 3.95% Exit Fee	$18,667	18,675	18,698	(12)(13)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Seres Therapeutics, Inc.	Senior Secured	October 2024	Prime + 6.40%, Floor rate 9.65%, 4.98% Exit Fee	$37,500	$38,638	$38,816	(12)(13)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 5.20%, Floor rate 8.45%, 4.75% Exit Fee	$8,250	8,274	8,423	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 2.15%, Floor rate 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$47,983	47,889	48,649	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	December 2025	Prime + 4.70%, Floor rate 7.95%, 7.28% Exit Fee	$70,000	72,329	73,019	(5)(10)(11)(12)(16)
Unity Biotechnology, Inc.	Senior Secured	August 2024	Prime + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$20,000	21,079	20,967	(13)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$8,146	8,416	8,410	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 4.76% Exit Fee	$2,000	2,012	1,934	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	Prime + 3.75%, Floor rate 8.75%, 8.80% Exit Fee	$32,500	33,705	33,700	(11)(12)(13)
Subtotal: Drug Discovery & Development (78.59%)*					1,107,352	1,101,430
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,171	18,723	(19)
Subtotal: Electronics & Computer Hardware (1.34%)*					18,171	18,723
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$12,000	12,162	12,053	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month LIBOR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$51,480	50,813	49,732	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,552	46,548	(11)(13)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,587	53,164	53,871	(12)(14)
Oak Street Health, Inc.	Senior Secured	October 2027	Prime + 2.45%, Floor rate 7.95%, Cap rate 9.45%, PIK Interest 1.00%, 4.95% Exit Fee	$33,808	33,651	33,651	(10)(14)(17)
Subtotal: Healthcare Services, Other (13.98%)*					196,342	195,855
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,250	20,506	20,574	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$750	742	738	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 9.08%, Floor rate 10.08%	$31,875	31,371	30,763	(17)(18)
Subtotal: Information Services (3.72%)*					52,619	52,075
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$11,050	10,832	10,832	(13)
MacroFab, Inc.	Senior Secured	March 2026	Prime +4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$17,137	16,766	16,917	(14)(17)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	13,970	14,204	(10)(13)
Subtotal: Manufacturing Technology (2.99%)*					41,568	41,953
Semiconductors
Fungible, Inc.	Senior Secured	December 2024	Prime + 5.00%, Floor rate 8.25%, 4.95% Exit Fee	$20,000	19,639	21,192	(15)(19)
Subtotal: Semiconductors (1.51%)*					19,639	21,192
Software
3GTMS, LLC	Senior Secured	February 2025	3-month LIBOR + 9.28%, Floor rate 10.28%	$10,426	10,291	10,317	(11)(18)
	Senior Secured	February 2025	3-month LIBOR + 6.57%, Floor rate 7.57%	$2,750	2,744	2,681	(18)
Total 3GTMS, LLC				$13,176	13,035	12,998
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,306	$9,088	$8,977	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 7.89%, Floor rate 8.89%	$20,463	19,999	20,123	(17)(18)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 10.00%	$8,500	8,292	8,176	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,059	19,059	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,801	43,801	(15)(17)(18)
Brain Corporation	Senior Secured	April 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$20,166	20,242	20,138	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	6-month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,578	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	3-month SOFR + 8.86%, Floor rate 9.76%	$10,175	9,980	9,996	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 9.67%, Floor rate 10.67%	$21,445	21,003	21,050	(17)(18)
CloudBolt Software, Inc.	Senior Secured	October 2024	Prime + 6.70%, Floor rate 9.95%, 3.45% Exit Fee	$10,000	10,069	10,498	(11)(19)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,573	4,573	(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$73,987	73,060	73,498	(14)(16)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,144	10,150	9,820	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,000	4,949	4,949	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 9.53%, Floor rate 10.28%	$10,528	10,298	10,114	(13)(17)
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%,4.95% Exit Fee	$31,930	32,346	32,012	(11)(13)(14)(17)(19)
Demandbase, Inc.	Senior Secured	August 2025	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.00%, 5.00% Exit Fee	$28,503	28,442	28,664	(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,295	7,339	(17)(18)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,744	3,746	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,021	4,839	4,839	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month LIBOR + 6.77%, Floor rate 7.77%, PIK Interest 2.16%	$8,223	8,054	8,043	(11)(14)(17)(18)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96%, Floor rate 10.96%	$8,436	8,361	8,376	(5)(10)(11)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	Prime + 5.50%, Floor rate 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$4,892	4,737	1,671	(8)(14)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.79%, Floor rate 8.54%	$7,000	6,824	6,824	(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.79%, Floor rate 8.70%	$5,948	5,771	5,771	(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month Eurodollar + 9.00%, Floor rate 10.00%	$6,563	6,422	6,484	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75%, Floor rate 8.75%	$20,000	19,875	20,200	(19)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month SOFR + 10.14%, Floor rate 11.14%	$10,681	10,593	10,593	(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-month SOFR + 8.00%, Floor rate 9.00%	$56,208	56,062	55,520	(17)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,028	13,028	(17)
Logicworks	Senior Secured	January 2024	Prime + 7.50%, Floor rate 10.75%	$14,500	14,398	14,473	(12)
Mobile Solutions Services	Senior Secured	December 2025	3-month LIBOR + 9.06%, Floor rate 10.06%	$17,915	17,556	17,474	(17)(18)
Nextroll, Inc.	Senior Secured	July 2023	Prime + 3.75%, Floor rate 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$22,211	22,284	22,284	(12)(14)
Nuvolo Technologies Corporation	Senior Secured	July 2025	Prime + 5.25% ,Floor rate 8.50%, 2.42% Exit Fee	$22,500	22,508	22,817	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,500	7,261	7,261	(17)(18)
Riviera Partners LLC	Senior Secured	April 2027	6-month SOFR + 7.53%, Floor rate 8.53%	$26,184	25,622	25,487	(17)(18)
Salary.com, LLC	Senior Secured	September 2027	6-month SOFR + 8.00%, Floor rate 9.00%	$18,000	17,654	17,654	(18)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00%, Floor rate 10.00%	$5,985	$5,841	$5,830	(17)(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$4,250	4,481	4,446	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month LIBOR + 9.00%, Floor rate 10.00%	$11,032	10,778	10,793	(17)(18)
VideoAmp, Inc.	Senior Secured	February 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$63,187	62,640	63,429	(14)(15)(19)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,779	8,779	(5)(10)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,000	16,072	(17)(18)
Subtotal: Software (54.28%)*					762,371	760,679
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,037	3,985	4,008	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,237	3,237	3,006	(14)
Subtotal: Sustainable and Renewable Technology (0.50%)*					7,222	7,014
Total: Debt Investments (199.47%)*					$2,818,060	$2,795,444

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	$433	$24	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	226
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	132
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	116
Subtotal: Consumer & Business Products (0.04%)*					663	498
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	257	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	4,003	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,110	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	225	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	372
	Equity	10/25/2016	Preferred Series A-1	108,710	632	141
Total OfferUp, Inc.				394,790	2,295	513
Oportun	Equity	6/28/2013	Common Stock	48,365	577	266	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	805
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	318	816	(4)
Subtotal: Consumer & Business Services (0.57%)*					13,488	7,995
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	$1,884	$1,107	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	14,137	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	15,244
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	19,153	(7)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	472
Subtotal: Diversified Financial Services (2.49%)*					28,444	34,869
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	20	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	3	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	33
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	33	(4)
Subtotal: Drug Delivery (0.01%)*					3,638	89
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	9/19/2022	Common Stock	38,461	1,000	2,108	(4)(10)
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	540	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,924	1,000	50	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	2,843	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	9,797	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,904	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	1,763	(4)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	413	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	11	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	213	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	1,527	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	2,233	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,937	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	5	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,476	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	143	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	18	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	17	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	7	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,280	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	11	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	389	(4)(5)(10)(16)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,063
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	10/31/2022	Preferred Series C	170,102	$1,000	$1,012
Total Valo Health, LLC				680,410	4,000	3,075
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,555	(4)
Subtotal: Drug Discovery & Development (2.66%)*					43,971	37,315
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	606
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	915
Subtotal: Electronics & Computer Hardware (0.11%)*					2,150	1,521
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	1,784	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,110
Subtotal: Healthcare Services, Other (0.21%)*					6,781	2,894
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	2,383	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,375
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,417	(4)
Subtotal: Information Services (0.58%)*					4,440	8,175
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	6	(7)
		10/15/2021	Preferred Series A-2	5,000,000	250	313	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	319
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,499	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	433	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	163	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,953	915
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	205
Subtotal: Semiconductors (0.01%)*					160	205
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	793
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	6
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	258	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	732	(5)(10)
Total Contentful Global, Inc.				149,500	638	990
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	503
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,764

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	8/24/2017	Preferred Series 3	93,620	$300	$395
Total Druva Holdings, Inc.				552,461	1,300	2,159
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,100	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	9,106	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,940
	Equity	8/12/2021	Preferred Series F	52,956	280	221
Total SingleStore, Inc.				633,939	2,280	2,161
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,748	5,719	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,023
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	1,382	(4)(20)
Subtotal: Software (2.07%)*					32,498	28,966
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
TransMedics Group, Inc.		11/7/2012	Common Stock	50,000	538	2,546	(4)
Subtotal: Surgical Devices (0.18%)*					2,479	2,546
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	995
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,173
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,486	3,153	634	(4)(20)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,456
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	1,726	(4)
Subtotal: Sustainable and Renewable Technology (0.57%)*					11,508	7,984
Total: Equity Investments (9.56%)*					$153,173	$133,972
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$23
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	463
Subtotal: Biotechnology Tools (0.03%)*					485	486
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	$123	$99
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	99
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	1,103
TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	1,101	745
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	475
Subtotal: Consumer & Business Products (0.17%)*					1,712	2,323
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	34	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	127	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	19
Provi	Warrant	12/22/2022	Common Stock	117,042	166	155	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	308	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,332	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	43
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	43
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	43
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	50
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	25
Total Snagajob.com, Inc.				3,611,537	860	118
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	280	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	4	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	25
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	192	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	2	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	194
Subtotal: Consumer & Business Services (0.19%)*					4,248	2,639
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	$390	$1	(4)
Subtotal: Drug Delivery (0.00%)*					465	1
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	—	(5)(10)
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	10	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	18,360	56	674	(4)(10)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	31	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	256	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	40,396	880	1,590	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	318	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	3	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	199	(5)(10)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	28	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	200	119	—	(4)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	59	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	10,131	177	1,977	(4)(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	958	(4)(5)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	34	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	101	(4)(10)(12)(15)(16)
Provention Bio, Inc.	Warrant	9/15/2022	Common Stock	111,934	281	677	(4)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	21	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	15	(4)(12)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	1,084	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	1	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	127
X4 Pharmaceuticals, Inc.	Warrant	12/9/2022	Common Stock	1,392,787	510	281	(4)
Subtotal: Drug Discovery & Development (0.60%)*					7,466	8,444
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	86	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,511	34	212
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	975
Subtotal: Electronics & Computer Hardware (0.09%)*					692	1,273
Healthcare Services, Other
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	14
Subtotal: Healthcare Services, Other (0.00%)*					114	14
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	$207	$114	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	380
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	15	(5)(10)
Subtotal: Information Services (0.04%)*					680	509
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	1,154
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	1,202
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	1,800	(4)
Subtotal: Manufacturing Technology (0.30%)*					1,112	4,156
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	221,622	35	35
Subtotal: Media/Content/Info (0.00%)*					35	35
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				836,752	713	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	54
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	—	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	864	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	1	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,034	919
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	524
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	—	(15)
Subtotal: Semiconductors (0.04%)*					850	524
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	365
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	398
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	61	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	14
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	400	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	364	(16)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	488	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	$26	$19	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	168
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,657
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	180
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	131
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	300
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	6	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	382
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	—
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	107	6
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	39
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	314
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	1
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	225
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	175	(12)
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	298
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	426
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	69
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	436
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	321	(15)
Subtotal: Software (0.59%)*					9,761	8,244
Surgical Devices
Gynesonics, Inc.	Warrant	1/16/2013	Preferred Series C	16,835	7	—
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	492	(4)
Subtotal: Surgical Devices (0.04%)*					46	492
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	44
Fulcrum Bioenergy, Inc.	Warrant	4/30/2013	Preferred Series C-1	93,632	64	275
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	126
	Warrant	4/7/2015	Preferred Series B	131,883	63	43
Total Halio, Inc.				456,883	218	169
IngredientWerks Holdings, Inc. (p.k.a Agrivida, Inc.)	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.03%)*					723	488
Total: Warrant Investments (2.19%)*					$30,964	$30,646
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Total Investments in Securities (211.21%)*					$3,002,197	$2,960,062
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,699	$3,080	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			419	438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.25%)*					3,118	3,518
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	375	(5)(10)
Subtotal: Software (0.03%)*					381	375
Total: Investment Funds & Vehicles Investments (0.28%)*					$3,499	$3,893
Total Investments (211.49%)*					$3,005,696	$2,963,955

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Interest rate PRIME represents 7.50% as of December 31, 2022. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent 4.40%, 4.77%, and 5.14%, respectively, as of December 31, 2022.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $72.2 million, $112.0 million, and $39.8 million, respectively. The tax cost of investments is $3.0 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 27 publicly traded companies and common stock in 43 publicly traded companies, all investments are restricted as of December 31, 2022 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)[Reserved]
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of December 31, 2022, and is therefore considered non-income producing. Note that as of December 31, 2022, only the PIK, or payment-in-kind, portion is on non-accrual for the Company’s debt investment in Tectura Corporation.
(9)Denotes that all or a portion of the debt investment is convertible debt.
(10)Indicates assets that the Company deems not “qualifying assets” under section 55(a) of 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)Denotes that all or a portion of the debt investment is pledged as collateral under the SMBC Facility (as defined in “Note 5 — Debt”).
(12)Denotes that all or a portion of the investment is pledged as collateral under the MUFG Bank Facility (as defined in “Note 5 — Debt”).
(13)Denotes that all or a portion of the debt investment secures the 2031 Asset-Backed Notes (as defined in “Note 5 — Debt”).
(14)Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments.
(15)Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2022.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2022 (Refer to “Note 11 — Commitments and Contingencies”).
(18)Denotes unitranche debt with first lien “last-out” senior secured position and security interest in all assets of the portfolio company whereby the “last-out” portion will be subordinated to the “first-out” portion in a liquidation, sale or other disposition.
(19)Denotes second lien senior secured debt.
(20)Denotes all or a portion of the public equity or warrant investment was acquired in a transaction exempt from registration under the Securities Act of 1933 (“Securities Act”) and may be deemed to be “restricted securities” under the Securities Act.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2022, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $4.6 million and $3.4 million, respectively.
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
The Company formed Hercules Capital Management LLC and Hercules Adviser LLC in 2020 as wholly owned Delaware limited liability subsidiaries. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the “Adviser Subsidiary”) to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership vehicles to each of the Adviser Funds.
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
As of September 30, 2023, approximately 97.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

In accordance with procedures established by its Board, the Company values investments on a quarterly basis following a multistep valuation process. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. The quarterly Board approved multi-step valuation process is described below:
(1)The Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;
(2)Preliminary valuation conclusions and business-based assumptions, along with any applicable fair value marks provided by an independent firm, are reviewed with the Company’s investment committee and certain member(s) of credit group as necessary;
(3)The Valuation Committee reviews the preliminary valuations recommended by the investment committee and certain member(s) of the credit group of each investment in the portfolio and determines the fair value of each investment in the Company’s portfolio in good faith and recommends the valuation determinations to the Audit Committee of the Board;
(4)The Audit Committee of the Board provides oversight of the quarterly valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Valuation Committee, reviews the fair valuation determinations made by the Valuation Committee, and approves such valuations for inclusion in public reporting and disclosures, as appropriate; and
(5)The Board, upon the recommendation of the Audit Committee, discusses valuations and approves the fair value of each investment in the Company’s portfolio.
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
When originating a debt instrument, the Company generally receives warrants or other equity securities from the borrower. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Any resulting discount on the debt investments from recording warrant or other equity instruments is accreted into interest income over the life of the debt investment.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2023, the Company held $201 thousand (Cost basis $265 thousand) of foreign cash. As of December 31, 2022, the Company held $1,178 thousand (Cost basis $1,168 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2023 or 2022. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2023 and December 31, 2022.

(in thousands)	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets
Escrow Receivables	$748	$—	$—	$748

Investments
Senior Secured Debt	$3,021,950	$—	$—	$3,021,950
Unsecured Debt	69,930	—	—	69,930
Preferred Stock	42,290	—	—	42,290
Common Stock (1)	94,705	55,056	—	39,649
Warrants	27,833	—	7,715	20,118
	$3,256,708	$55,056	$7,715	$3,193,937
Investment Funds & Vehicles measured at Net Asset Value (2)	4,683
Total Investments, at fair value	$3,261,391
Derivative Instruments (3)	230
Total Investments, at fair value including derivative instruments	$3,261,621

(in thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets
Escrow Receivables	$875	$—	$—	$875

Investments
Senior Secured Debt	$2,741,388	$—	$—	$2,741,388
Unsecured Debt	54,056	—	—	54,056
Preferred Stock	41,488	—	—	41,488
Common Stock (1)	92,484	66,027	1,398	25,059
Warrants	30,646	—	11,227	19,419
	$2,960,062	$66,027	$12,625	$2,881,410
Investment Funds & Vehicles measured at Net Asset Value(2)	3,893
Total Investments, at fair value	$2,963,955
(1)Common Stock includes non-voting security in the form of a promissory note with a lien on shares of issuer's Common Stock.
(2)In accordance with U.S. GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statement of Assets and Liabilities.
(3)Derivative Instruments are carried at fair value and a level 2 security within the Company's fair value hierarchy.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022.

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of September 30, 2023

Investments
Senior Secured Debt	$2,741,388	$(5,400)	$(22,135)	$1,003,953	$—	$(695,856)	$—	$—	$3,021,950
Unsecured Debt	54,056	—	4,958	10,916	—	—	—	—	69,930
Preferred Stock	41,488	(3,441)	1,392	2,851	—	—	—	—	42,290
Common Stock	25,059	—	10,684	4,500	(594)	—	—	—	39,649
Warrants	19,419	(3,443)	1,539	3,711	(1,108)	—	—	—	20,118
Other Assets
Escrow Receivable	875	80	—	—	(207)	—	—	—	748
Total	$2,882,285	$(12,204)	$(3,562)	$1,025,931	$(1,909)	$(695,856)	$—	$—	$3,194,685

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments(6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of September 30, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,883)	$(11,377)	$854,978	$(73,500)	$(314,417)	$—	$(3,504)	$2,607,006
Unsecured Debt	52,890	—	(1,880)	3,383	—	—	—	—	54,393
Preferred Stock	69,439	7,966	(22,458)	3,614	(11,101)	—	—	(6,422)	41,038
Common Stock	21,968	(74)	9,462	—	(19)	—	207	(3,942)	27,602
Warrants	27,477	992	(13,795)	6,127	(3,162)	—	—	—	17,639
Other Assets
Escrow Receivable	561	401	(328)	1,148	(500)	—	—	—	1,282
Total	$2,329,044	$7,402	$(40,376)	$869,250	$(88,282)	$(314,417)	$207	$(13,868)	$2,748,960
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)There were no transfers into or out of Level 3 during the nine months ended September 30, 2023.
(4)Transfers out of Level 3 during the nine months ended September 30, 2022, related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the nine months ended September 30, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
(5)Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments. Amounts are net of purchases assigned to the Adviser Funds.
(6)Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures along with regularly scheduled amortization.
For the nine months ended September 30, 2023, approximately $2.0 million in net unrealized depreciation and $10.7 million in net unrealized appreciation relating to assets still held at the reporting date were recorded for preferred stock and common stock Level 3 investments, respectively. For the same period, approximately $16.9 million and $0.9 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.
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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$1,086,232	Market Comparable Companies	Hypothetical Market Yield	11.42% - 20.74%	14.09%
			Premium/(Discount)	(1.00)% - 3.50%	0.02%

Technology	1,151,128	Market Comparable Companies	Hypothetical Market Yield	11.56% - 20.25%	15.38%
			Premium/(Discount)	(0.75)% - 3.25%	0.38%
	23,491	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.26%
	24,555	Liquidation (3)	Probability weighting of alternative outcomes	50.00% - 50.00%	50.00%

Sustainable and Renewable Technology	1,768	Market Comparable Companies	Hypothetical Market Yield	11.03% - 11.03%	11.03%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	278,012	Market Comparable Companies	Hypothetical Market Yield	13.25% - 17.37%	13.29%
			Premium/(Discount)	(0.75)% - 1.75%	0.14%
	6,243	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%
Debt Investments for which Cost Approximates Fair Value
	394,728	Debt Investments originated within 6 months
	23,494	Imminent Payoffs(4)
	102,229	Debt Investments Maturing in Less than One Year
	$3,091,880	Total Level 3 Debt Investments
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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” and “Healthcare Services, Other” industries.
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.
(2)The weighted averages are calculated based on the fair market value of each investment.
(3)The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$903,427	Market Comparable Companies	Hypothetical Market Yield	11.74% - 19.04%	15.17%
			Premium/(Discount)	(0.75)% - 1.75%	0.01%

Technology	967,108	Market Comparable Companies	Hypothetical Market Yield	12.05% - 18.53%	15.21%
			Premium/(Discount)	(1.00)% - 1.50%	0.20%
	20,356	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	35.79%
	1,671	Liquidation(3)	Probability weighting of alternative outcomes	5.00% - 80.00%	48.29%

Sustainable and Renewable Technology	3,006	Market Comparable Companies	Hypothetical Market Yield	14.71% - 14.71%	14.71%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	328,393	Market Comparable Companies	Hypothetical Market Yield	13.68% -18.49%	14.82%
			Premium/(Discount)	(2.00)% - 0.75%	(0.43)%
	8,042	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	80.00%
Debt Investments for which Cost Approximates Fair Value
	392,168	Debt Investments originated within 6 months
	77,676	Imminent Payoffs(4)
	93,597	Debt Investments Maturing in Less than One Year
	$2,795,444	Total Level 3 Debt Investments
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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development” and “Healthcare Services, Other” industries.
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info” and “Software” industries.
•Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.
(2)The weighted averages are calculated based on the fair market value of each investment.
(3)The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(4)Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$41,339	Market Comparable Companies	EBITDA Multiple(2)	11.1x - 11.1x	11.1x
			Revenue Multiple(2)	0.9x - 18.9x	7.5x
			Tangible Book Value Multiple(2)	1.5x - 1.5x	1.5x
			Discount for Lack of Marketability(3)	4.53% - 28.69%	20.66%
	7,513	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(86.81)% - 25.91%	(10.07)%
	28,668	Discounted Cash Flow	Discount Rate(7)	19.83% - 32.14%	30.56%
	—	Liquidation	Revenue Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	85.00% - 85.00%	85.00%
	4,419	Other(6)
Warrant Investments	16,640	Market Comparable Companies	EBITDA Multiple(2)	11.1x - 11.1x	11.1x
			Revenue Multiple(2)	0.8x - 14.0x	4.1x
			Discount for Lack of Marketability(3)	5.61% - 30.50%	19.65%
	2,838	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(72.80)%- 18.71%	(3.58)%
	640	Other(6)
Total Level 3 Equity and Warrant Investments	$102,057
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
(2)Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$30,086	Market Comparable Companies	EBITDA Multiple(2)	12.4x - 12.4x	12.4x
			Revenue Multiple(2)	0.7x - 16.1x	7.4x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	8.11% - 28.90%	19.79%
	13,795	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(97.82)% - 16.34%	(16.69)%
	19,153	Discounted Cash Flow	Discount Rate(7)	17.72% - 30.13%	24.46%
	—	Liquidation	Revenue Multiple(2)	2.1x - 2.1x	2.1x
			Discount for Lack of Marketability(3)	85.00% - 85.00%	85.00%
	3,513	Other(6)
Warrant Investments	12,479	Market Comparable Companies	EBITDA Multiple(2)	12.4x -12.4x	12.4x
			Revenue Multiple(2)	0.6x - 8.8x	3.4x
			Discount for Lack of Marketability(3)	8.11% - 32.70%	18.97%
	6,934	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(97.82)% - 66.43%	(8.86)%
	—	Liquidation	Revenue Multiple(2)	6.2x - 6.2x	6.2x
			Discount for Lack of Marketability(3)	90.00% - 90.00%	90.00%
	6	Other(6)
Total Level 3 Equity and Warrant Investments	$85,966
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
(2)Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(3)Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(4)Represents the range of changes in industry valuations since the portfolio company's last external valuation event.
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent market transactions.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.
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
As of September 30, 2023 and December 31, 2022, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $24.05 and $24.59 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around September 30, 2023 and December 31, 2022, the 2031 Asset-Backed Notes were quoted for 0.930 and 0.951. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of September 30, 2023 and December 31, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,175	$148,274	$—	$—	$148,274
July 2024 Notes	104,754	102,783	—	—	102,783
February 2025 Notes	49,837	47,443	—	—	47,443
June 2025 Notes	69,717	66,096	—	—	66,096
June 2025 3-Year Notes	49,732	48,541	—	—	48,541
March 2026 A Notes	49,771	45,482	—	—	45,482
March 2026 B Notes	49,751	45,537	—	—	45,537
September 2026 Notes	322,094	273,407	—	—	273,407
January 2027 Notes	345,602	298,106	—	—	298,106
2031 Asset-Backed Notes	148,397	139,500	—	139,500	—
2033 Notes	38,908	38,480	—	38,480	—
MUFG Bank Facility(1)	61,000	61,000	—	—	61,000
SMBC Facility	173,000	173,000	—	—	173,000
Total	$1,632,738	$1,487,649	$—	$177,980	$1,309,669

(in thousands)	December 31, 2022
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$169,738	$155,257	$—	$—	$155,257
July 2024 Notes	104,533	102,019	—	—	102,019
February 2025 Notes	49,751	47,044	—	—	47,044
June 2025 Notes	69,595	64,198	—	—	64,198
June 2025 3-Year Notes	49,616	47,528	—	—	47,528
March 2026 A Notes	49,700	45,512	—	—	45,512
March 2026 B Notes	49,673	45,588	—	—	45,588
September 2026 Notes	321,358	269,509	—	—	269,509
January 2027 Notes	344,604	296,826	—	—	296,826
2031 Asset-Backed Notes	147,957	142,620	—	142,620	—
2033 Notes	38,826	39,344	—	39,344	—
MUFG Bank Facility(1)	107,000	107,000	—	—	107,000
SMBC Facility	72,000	72,000	—	—	72,000
Total	$1,574,351	$1,434,445	$—	$181,964	$1,252,481
(1)In June 2022 the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2023 and 2022.

(in thousands)			Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Portfolio Company(1)	Type	Fair Value as of September 30, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$247	$—	$—	$(50)	$—	$—	$—	$(72)	$—
Gibraltar Acquisition LLC (3)	Control	55,992	772	22	(1,726)	—	2,299	60	4,676	—
Hercules Adviser LLC(4)	Control	40,668	153	—	1,507	—	455	—	9,515	—
Tectura Corporation	Control	6,243	174	—	(830)	—	516	—	(1,799)	—
Total Control Investments		$103,150	$1,099	$22	$(1,099)	$—	$3,270	$60	$12,320	$—

(in thousands)			Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Portfolio Company(1)	Type	Fair Value as of September 30, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$400	$—	$—	$(22)	$—	$—	$—	$(165)	$—
Gibraltar Business Capital, LLC	Control	37,662	853	18	(1,423)	—	2,531	51	(6,228)	—
Hercules Adviser LLC	Control	33,945	154	—	(1,236)	—	393	—	9,955	—
Tectura Corporation	Control	8,318	174	—	110	—	516	—	49	—
Total Control Investments		$80,325	$1,181	$18	$(2,571)	$—	$3,440	$51	$3,611	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$—	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	—	81	—	4,631	(2,014)	1,204	—	4,209	(2,014)
Total Affiliate Investments		$—	$81	$—	$4,631	$(2,014)	$1,204	$—	$4,089	$1,758
Total Control & Affiliate Investments		$80,325	$1,262	$18	$2,060	$(2,014)	$4,644	$51	$7,700	$1,758
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2023 and September 30, 2022, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
(2)As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.
(3)Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
(4)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,021,950	92.7%	$2,741,388	92.5%
Unsecured Debt	69,930	2.1%	54,056	1.8%
Preferred Stock	42,290	1.3%	41,488	1.4%
Common Stock	94,705	2.9%	92,484	3.1%
Warrants	27,833	0.9%	30,646	1.1%
Investment Funds & Vehicles	4,683	0.1%	3,893	0.1%
Total	$3,261,391	100.0%	$2,963,955	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2023 and December 31, 2022 is shown as follows:

(in thousands)	September 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,901,718	89.0%	$2,670,520	90.1%
United Kingdom	201,853	6.3%	171,629	5.8%
Netherlands	88,986	2.7%	88,915	3.0%
Israel	52,967	1.6%	9,052	0.3%
Canada	10,222	0.3%	19,472	0.7%
Denmark	4,135	0.1%	—	0.0%
Germany	1,069	0.0%	990	0.0%
Other	441	0.0%	573	0.0%
Ireland	—	0.0%	2,804	0.1%
Total	$3,261,391	100.0%	$2,963,955	100.0%
The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,191,061	36.5%	$1,150,707	38.8%
Software	828,849	25.4%	798,264	26.9%
Consumer & Business Services	497,664	15.3%	439,384	14.8%
Healthcare Services, Other	278,221	8.5%	198,763	6.7%
Information Services	122,485	3.8%	60,759	2.0%
Diversified Financial Services	107,554	3.3%	68,569	2.3%
Communications & Networking	106,032	3.3%	101,833	3.4%
Biotechnology Tools	33,763	1.0%	32,825	1.1%
Manufacturing Technology	25,879	0.8%	46,109	1.6%
Medical Devices & Equipment	22,191	0.7%	1,834	0.1%
Electronics & Computer Hardware	20,285	0.6%	21,517	0.7%
Media/Content/Info	13,117	0.4%	35	0.0%
Sustainable and Renewable Technology	10,514	0.3%	15,486	0.5%
Consumer & Business Products	2,159	0.1%	2,821	0.1%
Semiconductors	1,179	0.0%	21,921	0.7%
Surgical Devices	418	0.0%	3,038	0.1%
Drug Delivery	20	0.0%	90	0.0%
Total	$3,261,391	100.0%	$2,963,955	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2023 or December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 29.6% and 29.0% of the total fair value of the Company’s investments in portfolio companies, respectively. As of September 30, 2023 and December 31, 2022, the Company had six and eight portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2023, the Company had four equity investments representing approximately 52.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2022, the Company had four equity investments which represented approximately 39.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of September 30, 2023 and December 31, 2022:

	Percentage of debt investments (at fair value), as of
	September 30, 2023	December 31, 2022
Senior Secured First Lien
All assets including intellectual property	53.8%	42.0%
All assets with negative pledge on intellectual property	21.8%	26.1%
“Last-out” with security interest in all of the assets	11.7%	11.6%
Total senior secured first lien position	87.3%	79.7%
Second lien	10.4%	18.4%
Unsecured	2.3%	1.9%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2023 and December 31, 2022:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	September 30, 2023	December 31, 2022
Foreign currency forward contract	Other assets	$230	$—
	Total	$230	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2023 and 2022 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2023	2022	2023	2022
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—	$—	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	784	—	230	—
	Total	$784	$—	$230	$—
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest income	$89,747	$66,451	$258,685	$172,057
Exit fee interest income	10,904	8,696	34,340	22,077
PIK interest income	6,652	4,944	17,999	14,888
Other investment income (1)	3,036	1,317	8,198	3,369
Total interest and dividend income	$110,339	$81,408	$319,222	$212,391

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring fee income	$2,243	$2,076	$6,418	$5,762
Fee income - expired commitments	300	29	651	550
Accelerated fee income - early repayments	3,862	716	11,774	2,798
Total fee income	$6,405	$2,821	$18,843	$9,110
(1)Other investment income includes OID interest income and interest recorded on other assets.
As of September 30, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2023	December 31, 2022
Offset against debt investment cost	$44.6	$43.1
Deferred obligation contingent on funding or other milestone	12.1	10.9
Total Unamortized Fee Income	$56.7	$54.0
As of September 30, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2023	December 31, 2022
Included within debt investment cost	$34.7	$32.5
Deferred receivable related to expired commitments	2.9	5.0
Total Exit Fees Receivable	$37.6	$37.5

5. Debt
As of September 30, 2023 and December 31, 2022, the Company had the following available and outstanding debt:

(in thousands)	September 30, 2023			December 31, 2022
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$170,175	$175,000	$175,000	$169,738
July 2024 Notes	105,000	105,000	104,754	105,000	105,000	104,533
February 2025 Notes	50,000	50,000	49,837	50,000	50,000	49,751
June 2025 Notes	70,000	70,000	69,717	70,000	70,000	69,595
June 2025 3-Year Notes	50,000	50,000	49,732	50,000	50,000	49,616
March 2026 A Notes	50,000	50,000	49,771	50,000	50,000	49,700
March 2026 B Notes	50,000	50,000	49,751	50,000	50,000	49,673
September 2026 Notes	325,000	325,000	322,094	325,000	325,000	321,358
January 2027 Notes	350,000	350,000	345,602	350,000	350,000	344,604
2031 Asset-Backed Notes	150,000	150,000	148,397	150,000	150,000	147,957
2033 Notes	40,000	40,000	38,908	40,000	40,000	38,826
MUFG Bank Facility (2)(3)	400,000	61,000	61,000	545,000	107,000	107,000
SMBC Facility (2)(4)	400,000	173,000	173,000	225,000	72,000	72,000
Total	$2,215,000	$1,649,000	$1,632,738	$2,185,000	$1,594,000	$1,574,351
(1)Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)In June 2022 the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
(4)Includes $175.0 million of available commitment through the letter of credit facility as of September 30, 2023.
Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
SBA Debentures	$4,825	$5,262
July 2024 Notes	246	467
February 2025 Notes	163	249
June 2025 Notes	283	405
June 2025 3-Year Notes	268	384
March 2026 A Notes	229	300
March 2026 B Notes	249	327
September 2026 Notes	2,906	3,642
January 2027 Notes	4,398	5,396
2031 Asset-Backed Notes	1,603	2,043
2033 Notes	1,092	1,174
MUFG Bank Facility(1)	3,982	1,292
SMBC Facility (1)	1,955	1,701
Total	$22,199	$22,642
(1)The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the three and nine months ended September 30, 2023, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,150	$146	$—	$1,296	$2,300	$3,412	$436	$—	$3,848	$4,562
July 2024 Notes	1,252	74	—	1,326	2,505	3,756	222	—	3,978	5,009
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
June 2025 3-Year Notes	750	39	—	789	—	2,250	117	—	2,367	1,500
March 2026 A Notes	563	24	—	587	1,125	1,688	71	—	1,759	2,250
March 2026 B Notes	569	26	—	595	1,138	1,706	78	—	1,784	2,275
September 2026 Notes	2,174	203	—	2,377	4,266	6,523	611	—	7,134	8,532
January 2027 Notes	3,079	207	—	3,286	5,906	9,236	621	—	9,857	11,812
2031 Asset-Backed Notes	1,902	101	—	2,003	1,857	5,709	301	—	6,010	5,570
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
MUFG Bank Facility(2)	1,247	443	709	2,399	1,240	4,323	1,327	2,017	7,667	4,673
SMBC Facility	1,828	180	276	2,284	1,715	5,891	513	715	7,119	5,703
Total	$16,428	$1,539	$985	$18,952	$23,747	$50,237	$4,585	$2,732	$57,554	$57,410

(1)Interest expense includes amortization of original issue discounts for the three months ended September 30, 2023 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the nine months ended September 30, 2023, $125 thousand, $377 thousand, and $141 thousand, related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
For the three and nine months ended September 30, 2022, the components of interest expense and related fees and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,160	$148	$—	$1,308	$2,086	$2,848	$434	$—	$3,282	$2,835
2022 Notes(2)	—	—	—	—	—	1,011	50	—	1,061	2,293
July 2024 Notes	1,252	74	—	1,326	2,504	3,756	222	—	3,978	5,008
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
June 2025 3-Year Notes	750	38	—	788	—	817	42	—	859	—
March 2026 A Notes	563	24	—	587	1,125	1,688	72	—	1,760	2,250
March 2026 B Notes	569	26	—	595	1,137	1,706	78	—	1,784	2,275
September 2026 Notes	2,174	204	—	2,378	4,266	6,523	612	—	7,135	8,532
January 2027 Notes	3,079	207	—	3,286	5,906	8,552	575	—	9,127	5,906
2031 Asset-Backed Notes	1,903	100	—	2,003	1,815	2,072	109	—	2,181	1,815
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
2022 Convertible Notes(2)	—	—	—	—	—	923	149	—	1,072	5,004
MUFG Bank Facility(3)	1,000	253	720	1,973	1,025	2,483	665	1,682	4,830	2,240
SMBC Facility	135	98	195	428	181	722	211	328	1,261	700
Total	$14,499	$1,268	$915	$16,682	$21,740	$38,844	$3,507	$2,010	$44,361	$44,382

(1)Interest expense includes amortization of original issue discounts for the three months ended September 30, 2022 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. For the nine months ended September 30, 2022, $23 thousand, $112 thousand, $125 thousand, $349 thousand, and $51 thousand, related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)In February 2022, the Company has fully repaid the aggregate outstanding principal balances and retired 2022 Notes and 2022 Convertible Notes.
(3)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of September 30, 2023 and December 31, 2022:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2023	December 31, 2022
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of September 30, 2023 and December 31, 2022.
HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, that is in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of September 30, 2023 and December 31, 2022, HC IV has issued a total of $175.0 million in SBA guaranteed debentures.
As of September 30, 2023, the Company held investments in HC IV in 24 companies with a fair value of approximately $329.0 million, accounting for approximately 10.1% of the Company’s total investment portfolio. Further, HC IV held approximately $333.6 million in tangible assets which accounted for approximately 10.0% of the Company’s total assets as of September 30, 2023.
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
March 2026 A Notes
On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of 4.50% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 A Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the March 2026 A Notes is due semiannually. The March 2026 A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2023 and December 31, 2022, there was approximately $5.3 million and $10.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.
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
Credit Facilities
As of September 30, 2023 and December 31, 2022, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2023 and year ended December 31, 2022, the weighted average interest rate was 7.30% and 4.51%, respectively, and the average debt outstanding under the Credit Facilities was $186.6 million and $127.7 million, respectively.
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
SMBC Facility
On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of September 30, 2023, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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
Taxable income and taxable net realized gains (losses) for the three and nine months ended September 30, 2023 and 2022 appears as follows:

(in millions, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2023	2022	2023	2022
Taxable income	$72.7	$49.1	$197.7	$122.2
Taxable income per share	$0.50	$0.39	$1.40	$0.99
Taxable net realized gains (losses)	$6.8	$(2.0)	$34.2	$(0.1)
Taxable net realized gains (losses) per share	$0.04	$(0.02)	$0.24	$ (0.00)
Weighted average shares outstanding	146,898,936	127,484,391	141,222,973	123,378,699
The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes was $97.2 million and $72.2 million, as of September 30, 2023 and December 31, 2022, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for U.S. federal income tax purposes was $143.1 million and $112.0 million, as of September 30, 2023 and December 31, 2022, respectively. The net unrealized depreciation over cost for U.S. federal income tax purposes was $45.9 million as of September 30, 2023 and the net unrealized depreciation over cost for U.S. federal income tax purposes was $39.8 million as of December 31, 2022. The aggregate cost of securities for U.S. federal income tax purposes was $3.3 billion and $3.0 billion as of September 30, 2023 and December 31, 2022, respectively.
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
For the three and nine months ended September 30, 2023, the Company paid approximately $0.1 million and $5.2 million of income tax, including excise tax, and had $5.3 million of accrued, but unpaid tax expense as of September 30, 2023. For the three and nine months ended September 30, 2022, the Company paid approximately $0.1 million and $7.3 million of income tax, including excise tax, and had $4.0 million of accrued, but unpaid tax expense as of September 30, 2022.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2019 - 2022 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2018 – 2022 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 151,178,738 and 133,044,602 shares of common stock as of September 30, 2023 and December 31, 2022, respectively. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022. Additionally, on August 7, 2023, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers to sell 6.5 million shares of our common stock through an upsized public offering.

The Company issued and sold the following shares of common stock during the nine months ended September 30, 2023 and 2022:

(in millions, except per share data)
Nine Months Ended September 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2022	11.8	$192.1	$2.1	$190.0	$16.1
2023	16.2	$243.6	$5.3	$238.3	$14.7
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2023, approximately 23.8 million shares remain available for issuance and sale under the current equity distribution agreement.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2023 and year ended December 31, 2022:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	$0.15	$18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	$0.33	$41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	$0.15	$18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	$0.35	$44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	$0.15	$19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	$0.36	$47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	$0.15	$19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	$0.08	$11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	$0.39	$55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	$0.08	$11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	$0.40	$60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	$0.08	$12,089
Total distributions declared during the nine months ended September 30, 2023				$1.42	$204,687
During the nine months ended September 30, 2023, for income tax purposes, the distributions paid of $1.42 per share were comprised of ordinary income. As of September 30, 2023, the Company estimates that it has generated undistributed taxable earnings “spillover” of $1.03 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the nine months ended September 30, 2023 and 2022, the Company issued 197,592 and 184,197 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended September 30, 2023, and 2022, the Company recognized $3.3 million and $2.5 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2023, and 2022, the Company recognized $9.8 million and $10.6 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2023, and 2022, approximately $21.3 million and $16.0 million of total unrecognized compensation costs expected to be recognized over the next 2.8 and 1.8 years, respectively.
Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the nine months ended September 30, 2023, and 2022, were approximately $18.3 million, and $11.1 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the nine months ended September 30, 2023, and 2022, are summarized below:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	958,985	$16.35	1,037,848	$14.51
Granted	1,314,268	$13.83	632,831	$17.24
Vested (1)	(526,292)	$16.18	(578,579)	$14.39
Forfeited	(11,572)	$15.42	(25,407)	$15.99
Unvested Shares End of Period	1,735,389	$14.50	1,066,693	$16.16
(1)With respect to certain restricted stock equity awards granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock equity awards will be deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock equity awards will not be issued as common stock upon vesting until the completion of the deferral period.
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the nine months ended September 30, 2023 and 2022, was approximately $134,000 and $143,000, respectively. During the nine months ended September 30, 2023 and 2022, approximately $73,000, and $52,000, of share-based cost due to stock option grants was expensed, respectively.
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
During the nine months ended September 30, 2023, no Performance Awards were granted or vested. During the nine months ended September 30, 2022, a total of 487,409 Performance Award shares vested. During the nine months ended September 30, 2023, 54,858 shares Performance DEUs were issued and vested immediately with an aggregate fair value of $0.7 million. During the nine months ended September 30, 2022, 241,770 Performance DEUs were issued with a grant date fair value of $4.0 million. As of September 30, 2023 and 2022, there were no unvested Performance Awards.
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
Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of September 30, 2023, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over three-year service term.
As of September 30, 2023, all Liability Awards are unvested and there was approximately $0.9 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.6 years. For the nine months ended September 30, 2023, there was approximately $1.1 million of compensation expense related to the Liability Awards recognized in the Consolidated Statement of Operations and $2.2 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2023 and 2022, no and $6.0 million, respectively of the Liability Awards vested.
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

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net increase (decrease) in net assets resulting from operations	$27,967	$53,202	$217,306	$39,548
Less: Total distributions declared	(72,534)	(63,950)	(204,687)	(181,825)
Total Earnings (loss), net of total distributions	(44,567)	(10,748)	12,619	(142,277)

Earnings (loss), net of distributions attributable to common shares	(44,567)	(10,748)	12,486	(142,277)
Add: Distributions declared attributable to common shares	71,860	63,421	202,556	180,114
Numerator for basic and diluted change in net assets per common share	$27,293	$52,673	$215,042	$37,837

Denominator
Basic weighted average common shares outstanding	146,899	127,484	141,223	123,379
Common shares issuable	211	1,850	903	1,388
Weighted average common shares outstanding assuming dilution	147,110	129,334	142,126	124,767

Change in net assets per common share:
Basic	$0.19	$0.41	$1.52	$0.31
Diluted	$0.19	$0.41	$1.51	$0.30
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2023, and 2022, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2023	2022	2023	2022
Unvested common stock options	347	865	1,782	1,725
Restricted stock units	—	—	5,810	—
Unvested restricted stock awards	395	3,982	40,034	1,611

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

(in thousands, except per share data and ratios)	Nine Months Ended September 30,
	2023	2022
Per share data (1):
Net asset value at beginning of period	$10.53	$11.22
Net investment income	1.54	1.01
Net realized gain (loss)	0.04	0.01
Net unrealized appreciation (depreciation)	(0.04)	(0.71)
Total from investment operations	1.54	0.31
Net increase (decrease) in net assets from capital share transactions (1)	0.25	0.31
Distributions of net investment income (6)	(1.45)	(1.11)
Distributions of capital gains (6)	—	(0.35)
Stock-based compensation expense included in net investment income and other movements(2)	0.06	0.09
Net asset value at end of period	$10.93	$10.47

Ratios and supplemental data:
Per share market value at end of period	$16.42	$11.58
Total return (3)	36.09%	(24.34)%
Shares outstanding at end of period	151,179	130,191
Weighted average number of common shares outstanding	141,223	123,379
Net assets at end of period	$1,652,057	$1,362,718
Ratio of total expense to average net assets (4)	10.38%	9.51%
Ratio of net investment income before investment gains and losses to average net assets (4)	18.85%	12.53%
Portfolio turnover rate(5)	22.20%	14.12%
Weighted average debt outstanding	$1,601,552	$1,430,814
Weighted average debt per common share	$11.34	$11.60
(1)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)Adjusts for the impact of stock-based compensation expense, which is a non-cash expense and has no net impact to net asset value. Pursuant to ASC Topic 718, the expense is offset by a corresponding increase in paid-in capital. Additionally, adjusts for other items attributed to the difference between certain per share data based on the weighted-average basic shares outstanding and those calculated using the shares outstanding as of a period end or transaction date.
(3)The total return for the nine months ended September 30, 2023, and 2022 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the nine months ended September 30, 2023, and 2022 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of September 30, 2023, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of September 30, 2023, and December 31, 2022, the Company had approximately $400.6 million and $628.9 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of September 30, 2023, and December 31, 2022, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2023	December 31, 2022
Debt Investments:
Thumbtack, Inc.	$40,000	$40,000
Automation Anywhere, Inc.	29,400	29,400
Axsome Therapeutics, Inc.	25,375	21,000
Checkr Group, Inc.	23,625	—
Skydio, Inc.	22,500	22,500
Tarsus Pharmaceuticals, Inc.	20,625	10,313
Phathom Pharmaceuticals, Inc.	16,625	66,500
Carwow LTD	14,365	—
Dragos	13,000	—
Locus Robotics Corp.	12,391	—
PathAI, Inc.	12,000	12,000
Suzy, Inc.	12,000	—
Main Street Rural, Inc.	10,500	—
Tipalti Solutions Ltd.	10,500	—
Alamar Biosciences, Inc.	10,000	10,000
Aryaka Networks, Inc.	10,000	20,000
Next Insurance, Inc.	10,000	—
Elation Health, Inc.	7,500	7,500
Gritstone Bio, Inc.	7,500	7,500
Nuvolo Technologies Corporation	6,800	5,970
Dronedeploy, Inc.	6,250	12,500
Akero Therapeutics, Inc.	5,000	5,000
Brain Corporation	5,000	20,700
Leapwork ApS	4,100	—
Geron Corporation	3,900	—
Saama Technologies, LLC	3,875	—
Zimperium, Inc.	3,727	1,088
Allvue Systems, LLC	3,590	—
Riviera Partners LLC	3,500	3,500
Babel Street	3,375	3,375
Modern Life, Inc.	3,250	—
Loftware, Inc.	2,846	—
Cutover, Inc.	2,650	1,000
Zappi, Inc.	2,571	2,571
Yipit, LLC	2,250	2,250
Streamline Healthcare Solutions	2,200	—
Sumo Logic, Inc.	2,000	—
Viridian Therapeutics, Inc.	2,000	12,000
3GTMS, LLC	1,759	—

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2023	December 31, 2022
Debt Investments:
Ceros, Inc.	$1,707	$1,707
ThreatConnect, Inc.	1,600	1,600
RVShare, LLC	1,500	1,500
Signal Media Limited	1,500	5,250
Onna Technologies, Inc.	1,275	—
LogicSource	1,209	1,209
Ikon Science Limited	1,050	1,050
LinenMaster, LLC	1,000	—
Fortified Health Security	840	840
Omeda Holdings, LLC	825	938
Agilence, Inc.	800	800
Dispatch Technologies, Inc.	750	1,250
Flight Schedule Pro, LLC	639	639
Constructor.io Corporation	625	625
Enmark Systems, Inc.	457	457
Alchemer LLC	445	890
Cybermaxx Intermediate Holdings, Inc.	390	390
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	72	225
Provention Bio, Inc.	—	40,000
Vida Health, Inc.	—	40,000
Madrigal Pharmaceutical, Inc.	—	34,000
Oak Street Health, Inc.	—	33,750
HilleVax, Inc.	—	28,000
Replimune Group, Inc.	—	20,700
G1 Therapeutics, Inc.	—	19,375
Alladapt Immunotherapeutics Inc.	—	15,000
AppDirect, Inc.	—	15,000
Dashlane, Inc.	—	10,000
Fever Labs, Inc.	—	8,333
Kura Oncology, Inc.	—	8,250
Fulfil Solutions, Inc.	—	5,000
Demandbase, Inc.	—	3,750
MacroFab, Inc.	—	3,000
Khoros (p.k.a Lithium Technologies)	—	1,812
Mobile Solutions Services	—	495
Annex Cloud	—	386
Total Unfunded Debt Commitments:	395,566	623,221

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	2,269	2,842
Forbion Growth Opportunities Fund II C.V.	2,748	2,811
Total Unfunded Commitments in Investment Funds & Vehicles:	5,017	5,653

Total Unfunded Commitments	$400,583	$628,874
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $135.7 million and $173.5 million of unfunded commitments as of September 30, 2023, and December 31, 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	September 30, 2023	December 31, 2022
Unfunded Debt Commitments:
Expiring during:
2023	$123,031	$461,296
2024	234,164	134,856
2025	1,831	720
2026	9,037	9,038
2027	14,672	15,171
2028	7,241	2,140
2029	3,590	—
2030	2,000	—
Total Unfunded Debt Commitments	395,566	623,221

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	2,269	2,842
2032	2,748	2,811
Total Unfunded Commitments in Investment Funds & Vehicles	5,017	5,653
Total Unfunded Commitments	$400,583	$628,874
The following tables provide the Company’s contractual obligations as of September 30, 2023 and December 31, 2022:

As of September 30, 2023:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,649,000	$105,000	$595,000	$584,000	$365,000
Lease and License Obligations (4)	27,693	3,054	6,606	6,218	11,815
Total	$1,676,693	$108,054	$601,606	$590,218	$376,815

As of December 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,594,000	$—	$382,000	$847,000	$365,000
Lease and License Obligations (4)	8,641	2,723	2,259	2,452	1,207
Total	$1,602,641	$2,723	$384,259	$849,452	$366,207
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of September 30, 2023. There was also $173.0 million outstanding under the SMBC Facility and $61.0 million outstanding under the MUFG Bank Facility as of September 30, 2023.
(3)Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)Facility leases and licenses including short-term leases.
(5)Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of December 31, 2022. There was also $72.0 million outstanding under the SMBC Facility and $107.0 million outstanding under the MUFG Bank Facility as of December 31, 2022.
Certain premises are leased or licensed under agreements which expire at various dates through March 2034. For the three and nine months ended September 30, 2023, total rent expense, including short-term leases, amounted to approximately $0.9 million and $2.5 million, respectively. For the three and nine months ended September 30, 2022, total rent expense, including short-term leases, amounted to approximately $0.8 million and $2.4 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of September 30, 2023, and 2022:

(in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Total operating lease cost	$691	$744	$1,995	$2,185
Cash paid for amounts included in the measurement of lease liabilities	$495	$642	$2,231	$2,411

	As of September 30, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.61	5.48
Weighted-average discount rate	6.79%	5.37%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2023:

(in thousands)	As of September 30, 2023
2023	$367
2024	2,597
2025	3,269
2026	3,364
Thereafter	17,412
Total lease payments	27,009
Less: imputed interest & other items	(21,661)
Total operating lease liability	$5,348
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
12. Related Party Transactions
As disclosed in “Note 2 – Summary of Significant Accounting Policies”, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. Refer to “Note 4 – Investments” for information related to income, gains and losses recognized related to the Company’s investment. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. The Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended September 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.4 million and $1.9 million, respectively. The Company’s total expenses for the nine months ended September 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $7.5 million and $6.3 million, respectively. As of September 30, 2023 and December 31, 2022, there was less than $0.1 million payable and $0.1 million receivable, respectively, from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the nine months ended September 30, 2023, $491.4 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the nine months ended September 30, 2023, fundings of $294.4 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $12.1 million from the Adviser Funds relating to the assigned investments during the nine months ended September 30, 2023.
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
13. Subsequent Events
Dividend Distribution Declaration
On October 26, 2023, the Board declared a cash distribution of $0.40 per share to be paid on November 22, 2023 to stockholders of record as of November 15, 2023. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.32 per share to be paid in four quarterly distributions of $0.08 per share, the Board declared a supplemental cash distribution of $0.08 per share to be paid on November 22, 2023 to stockholders of record as of November 15, 2023. Including the $0.08 per share supplemental cash distributions paid to stockholders of record as of March 9, 2023, May 16, 2023, and August 18, 2023, the Board has declared the full $0.32 per share supplemental cash distribution declared on February 9, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The matters discussed in this report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
•our current and future management structure;
•our future operating results;
•our business prospects and the prospects of our prospective portfolio companies;
•the impact of investments that we expect to make;
•our informal relationships with third parties including in the venture capital industry;
•the expected market for venture capital investments and our addressable market;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•our ability to access debt markets and equity markets;
•the occurrence and impact of macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments;
•our regulatory structure and tax status as a RIC;
•our ability to operate as a BDC and a SBIC;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the timing, form and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•our ability to recover unrealized depreciation on investments.
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
We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United States based companies and to a lesser extent in foreign companies. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom.
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
Hercules Adviser LLC is our wholly owned registered investment adviser subsidiary, which began providing investment advisory and related services to the Adviser Funds in 2021. The Adviser Subsidiary is not consolidated for reporting purposes as noted in “Note 1 - Description of Business”. In addition to the Adviser Subsidiary, we have established other wholly owned subsidiaries which are consolidated for reporting. However, certain of these subsidiaries are not consolidated for federal tax purposes and may generate income tax expense or benefit, as well as tax assets and liabilities as a result of their ownership of certain portfolio investments.

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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of September 30, 2023 and December 31, 2022 was as follows:

(in millions)	Fair Value
	September 30, 2023	December 31, 2022
Debt	$3,091.9	$2,795.4
Equity	137.0	134.0
Warrants	27.8	30.6
Investment Funds & Vehicles	4.7	3.9
Total Investment Portfolio	$3,261.4	$2,963.9
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
During the nine months ended September 30, 2023, Hercules and the Adviser Funds directly committed or originated an aggregate total of $1,760.2 million of investment commitments and funded $1,291.6 million of investment fundings. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $491.4 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $294.4 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.

During the nine months ended September 30, 2022, Hercules and the Adviser Funds directly committed or originated an aggregate total of $2,476.4 million of investment commitments and funded $1,097.8 million of investment fundings. Of the aggregated total directly committed or originated by Hercules and the Adviser Funds, $610.9 million of investment commitments were directly committed or originated by the Adviser Funds. Of the aggregate total direct fundings or originations, $247.8 million of debt, equity, and warrant fundings during the period, were assigned to, directly funded or originated by the Adviser Funds.
Our portfolio activity for the nine months ended September 30, 2023 and September 30, 2022 was comprised of the following:

(in millions)	September 30, 2023	September 30, 2022
Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds (1)
New portfolio company	$1,355.9	$2,083.5
Existing portfolio company	393.2	369.7
Sub-total	$1,749.1	$2,453.2
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(490.1)	(606.5)
Net Total Debt Commitments	$1,259.0	$1,846.7
Gross Debt Fundings by Hercules Capital and the Adviser Funds (2)
New portfolio company	$682.4	$758.4
Existing portfolio company	597.5	318.3
Sub-total	$1,279.9	$1,076.7
Less: Debt fundings assigned to or directly funded by the Adviser Funds(3)	(293.1)	(243.4)
Net Total Debt Fundings	$986.8	$833.3
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$2.0	$5.0
Existing portfolio company	9.7	16.1
Sub-total	$11.7	$21.1
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(1.3)	(4.4)
Net Total Equity and Investment Funds and Vehicle Fundings	$10.4	$16.7

Total Unfunded Contractual Commitments (4)	$400.6	$659.0

Non-Binding Term Sheets
New portfolio company	$40.0	$208.0
Existing portfolio company	50.0	2.1
Total	$90.0	$210.1
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $135.7 million and $203.2 million of unfunded commitments as of September 30, 2023, and 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2023, we received approximately $685.2 million in aggregate principal repayments. Approximately $37.8 million of the aggregate principal repayments related to scheduled principal payments and approximately $647.4 million were early principal repayments related to 32 portfolio companies. Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2023 and September 30, 2022 was as follows:

(in millions)	September 30, 2023	September 30, 2022
Beginning portfolio	$2,963.9	$2,434.5
New fundings and restructures	1,291.6	1,097.8
Fundings assigned to or directly funded by the Adviser Funds(1)	(294.4)	(247.8)
Warrants not related to current period fundings	1.6	1.5
Principal repayments received on investments	(37.8)	(58.7)
Early payoffs	(647.4)	(242.4)
Proceeds from sale of debt investments	—	(73.5)
Proceeds from sale of equity and warrant investments	(34.9)	(16.7)
Accretion of loan discounts and paid-in-kind principal	43.5	40.2
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(10.2)	(13.3)
New loan fees	(11.0)	(10.0)
Gain (loss) on investments due to sales or write offs	2.2	1.5
Net change in unrealized appreciation (depreciation)	(5.7)	(87.4)
Ending portfolio	$3,261.4	$2,825.7
(1)Funded amounts include $282.4 million and $132.9 million direct fundings of investments made by the Adviser Funds, for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table presents certain selected information regarding our debt investment portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Number of portfolio companies with debt outstanding	126	120
Percentage of debt bearing a floating rate	95.5%	95.3%
Percentage of debt bearing a fixed rate	4.5%	4.7%
Weighted average core yield (1)(3)	14.2%	13.8%
Weighted average effective yield (2)(3)	15.5%	14.7%
Prime rate at the end of the period	8.50%	7.50%
(1)The core yield is a Non-GAAP financial measure. The core yield on our debt investments excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments. Please refer to the "Portfolio Yield" section below for further discussion of this measure.
(2)The effective yield on our debt investments includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments.
(3)The core and effective yields represent the weighted average yields for the three-month periods ended September 30, 2023 and December 31, 2022. The weighted average core and effective yields for the annual period ended December 31, 2022 were 12.3% and 12.7%, respectively.
Income from Portfolio
We generate revenue in the form of interest income, primarily from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies. Our investments generally range from $15.0 million to $40.0 million, although we may make investments in amounts above or below that range. As of September 30, 2023, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 8.3% to approximately 17.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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

Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of September 30, 2023 and December 31, 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2023	December 31, 2022
Offset against debt investment cost	$44.6	$43.1
Deferred obligation contingent on funding or other milestone	12.1	10.9
Total Unamortized Fee Income	$56.7	$54.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2023 and December 31, 2022, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2023	December 31, 2022
Included within debt investment cost	$34.7	$32.5
Deferred receivable related to expired commitments	2.9	5.0
Total Exit Fees Receivable	$37.6	$37.5
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended September 30, 2023 and 2022, we recorded approximately $6.7 million and $4.9 million in PIK income, respectively. During the nine months ended September 30, 2023 and 2022, we recorded approximately $18.0 million and $14.9 million in PIK income, respectively.

Portfolio Yield
We report our financial results on a GAAP basis. We monitor the performance of our total investment portfolio and total debt portfolio using both GAAP and Non-GAAP financial measures. In particular, we evaluate performance through monitoring the portfolio yields as we consider them to be effective indicators, for both management and stockholders, of the financial performance of our total investment portfolio and total debt portfolio. The key metrics that we monitor with respect to yields are as described below:
•“Total Yield” - The total yield is derived by dividing GAAP basis 'Total investment income' by the weighted average GAAP basis value of investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost.
•“Effective Yield” on total debt investments - The effective yield is derived by dividing GAAP basis 'Total investment income' by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year.
•“Core Yield” on total debt investments – The core yield is a Non-GAAP financial measure. The core yield is derived by dividing “Core investment income” by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year. “Core investment income” adjusts GAAP basis 'Total investment income' to exclude fee and other income accelerations attributed to early payoffs, deal restructuring, loan modifications, and other one-time income events, but includes income from expired commitments.

	Three months ended
	September 30, 2023	September 30, 2022
Total Yield	14.7%	12.0%
Effective Yield(1)	15.5%	12.9%
Core Yield (Non-GAAP)(1)	14.2%	12.4%

(1)Yield excludes bank and interest income from other assets for the three months ended September 30, 2023.

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

(in thousands)	Three months ended
	September 30, 2023	September 30, 2022
GAAP Basis: Total investment income	$116,744	$84,229
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(9,378)	(3,140)
Non-GAAP Basis: Core investment income	$107,366	$81,089
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
Another financial measure that we monitor is the total return for our investors, which was approximately 36.1% and (24.3)% during the nine months ended September 30, 2023 and 2022, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.
Portfolio Composition
Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.
The following table presents the fair value of the Company’s portfolio by industry sector as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,191,061	36.5%	$1,150,707	38.8%
Software	828,849	25.4%	798,264	26.9%
Consumer & Business Services	497,664	15.3%	439,384	14.8%
Healthcare Services, Other	278,221	8.5%	198,763	6.7%
All other industries (1)	465,596	14.3%	376,837	12.8%
Total	$3,261,391	100.0%	$2,963,955	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2023, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".
Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.
For the nine months ended September 30, 2023 and the year ended December 31, 2022, our ten largest portfolio companies represented approximately 29.6% and 29.0% of the total fair value of our investments in portfolio companies, respectively. As of September 30, 2023 and December 31, 2022, we had six and eight investments that represented 5% or more of our net assets, respectively. As of September 30, 2023 and December 31, 2022, we had four and four equity investments representing approximately 52.7% and 39.8%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, approximately 95.5% and 95.3% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, LIBOR, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2023, we held warrants in 106 portfolio companies, with a fair value of approximately $27.8 million. The fair value of our warrant portfolio decreased by approximately $2.8 million, as compared to a fair value of $30.6 million as of December 31, 2022, primarily related to the decrease in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $62.7 million to exercise such warrants as of September 30, 2023. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.
Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2023 and December 31, 2022, respectively:

(in thousands)	September 30, 2023			December 31, 2022
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	18	$607,446	19.7%	20	$549,135	19.6%
2	55	1,312,014	42.4%	55	1,171,632	41.9%
3	46	1,066,792	34.5%	40	1,015,199	36.3%
4	6	81,073	2.6%	4	57,807	2.1%
5	1	24,555	0.8%	1	1,671	0.1%
	126	$3,091,880	100.0%	120	$2,795,444	100.0%
As of September 30, 2023, our debt investments had a weighted average investment grading of 2.28 on a cost basis, as compared to 2.23 as of December 31, 2022. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of current macroeconomic environment.
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

Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

(in millions)	As of September 30,		As of December 31,
	2023		2022
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	3,221	97.3%	2,988	99.4%
Non-accrual	88	2.7%	18	0.6%
Total Investments	3,309	100.0%	3,006	100.0%
Debt investments are placed on non-accrual status when it is probable that principal, interest, or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, we cease to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay our current and future contractual obligations. We may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. Convoy, Inc. was downgraded to a credit rating 5 and placed on non-accrual during the three months ended September 30, 2023. Convoy, Inc. has a cost basis of $74.9 million and a fair value of $24.6 million as at the end of September 30, 2023.
Results of Operations
Our operating results for the three and nine months ended September 30, 2023 and 2022, were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$116,744	$84,229	$338,065	$221,501
Total expenses	39,950	34,227	120,072	95,581
Net investment income	76,794	50,002	217,993	125,920
Net realized gain (loss):	(2,587)	5,289	5,590	775
Net change in unrealized appreciation (depreciation):	(46,240)	(2,089)	(6,277)	(87,147)
Net increase (decrease) in net assets resulting from operations	$27,967	$53,202	$217,306	$39,548

Net investment income before gains and losses per common share:
Basic	$0.52	$0.39	$1.53	$1.01

Change in net assets resulting from operations per common share:
Basic	$0.19	$0.41	$1.52	$0.31
Diluted	$0.19	$0.41	$1.51	$0.30
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
Investment Income
Total investment income for the three and nine months ended September 30, 2023 was approximately $116.7 million and $338.1 million, respectively as compared to approximately $84.2 million and $221.5 million, respectively for the three and nine months ended September 30, 2022. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.

Interest Income
The following table summarizes the components of interest income for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest income	$89,747	$66,451	$258,685	$172,057
Exit fee interest income	10,904	8,696	34,340	22,077
PIK interest income	6,652	4,944	17,999	14,888
Other investment income (1)	3,036	1,317	8,198	3,369
Total interest and dividend income	$110,339	$81,408	$319,222	$212,391
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest income for the three and nine months ended September 30, 2023 totaled approximately $110.3 million and $319.2 million as compared to approximately $81.4 million $212.4 million for the three and nine months ended September 30, 2022. The increase in interest income for the three and nine months ended September 30, 2023 as compared to the period ended September 30, 2022 is primarily attributable to an increase in the weighted average principal and an increase in core yield due to increases in the benchmark rates of our debt investment portfolio outstanding between the periods.
Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period. The following table summarizes recurring and non-recurring interest income for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring interest income	$104,823	$78,984	$300,810	$208,479
Non-recurring interest income	5,516	2,424	18,412	3,912
Total interest income	$110,339	$81,408	$319,222	$212,391
The following table shows the PIK-related activity for the nine months ended September 30, 2023 and 2022, at cost:

(in thousands)	Nine Months Ended September 30,
	2023	2022
Beginning PIK interest receivable balance	$25,713	$11,801
PIK interest income during the period	17,999	14,888
PIK accrued (capitalized) to principal but not recorded as income during the period	(375)	—
Payments received from PIK loans	(4,023)	(4,482)
Realized gain (loss)	(52)	(367)
Ending PIK interest receivable balance	$39,262	$21,840
The increase in PIK interest income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for September 30, 2023 and September 30, 2022 was approximately 1% and less than 1% of total debt investments, respectively.
Fee Income
Fee income from commitment, facility and loan related fees for the three and nine months ended September 30, 2023 totaled approximately $6.4 million and $18.9 million, respectively as compared to approximately $2.8 million and $9.1 million, respectively for the three and nine months ended September 30, 2022. The increase in fee income for the three and nine months ended September 30, 2023 is primarily due to an increase in the acceleration of unamortized fees, and one-time fees as a result of a higher volume of early repayments on our loan portfolio.

Fee income is comprised or recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring fee income	$2,243	$2,076	$6,418	$5,762
Fee income - expired commitments	300	29	651	550
Accelerated fee income - early repayments	3,862	716	11,774	2,798
Total fee income	$6,405	$2,821	$18,843	$9,110
In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2023 or 2022.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and nine months ended September 30, 2023 and 2022, our net operating expenses totaled approximately $40.0 million and $34.2 million, respectively for the three-month periods, and approximately $120.1 million and $95.6 million, respectively for the nine-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $19.0 million and $16.7 million for the three months ended September 30, 2023 and 2022, respectively. Interest and fee expense during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, increased due to higher weighted average borrowing costs and debt outstanding. Interest and fees on our debt totaled approximately $57.6 million and $44.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our higher weighted average borrowing costs during the nine months ended September 30, 2023, resulted in an increase of interest and fee expenses as compared to the nine months ended September 30, 2022.
We had a weighted average cost of debt of approximately 4.8% and 4.4% for the three months ended September 30, 2023 and 2022, respectively and 4.8% and 4.1%, for the nine months ended September 30, 2023 and 2022, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The increase in the weighted average cost of debt during 2023 as compared to 2022, was attributable to increased usage of our Credit Facilities which are floating rate instruments and thus, have a higher cost of debt.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $4.6 million from $4.4 million for the three months ended September 30, 2023 and 2022, respectively and increased to $13.9 million from $12.5 million for the nine months ended. The increase in general and administrative expenses for the three and nine months ended September 30, 2023 is primarily attributable to an increase in costs of office and travel expenses and certain professional fees. Tax expenses primarily relate to excise tax accruals. Tax expenses were $1.9 million and $1.6 million during the three months ended September 30, 2023 and 2022, respectively and $5.2 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Employee Compensation
Employee compensation and benefits totaled approximately $13.6 million and $41.1 million, for the three and nine months ended September 30, 2023 as compared to approximately $11.0 million and $30.4 million respectively, for the three and nine months ended September 30, 2022. The increase between the three and nine months ended September 30, 2023 and 2022 was primarily due to an increase in variable compensation.
Employee stock-based compensation totaled approximately $3.3 million and $9.8 million, for the three and nine months ended September 30, 2023 as compared to approximately $2.5 million and $10.6 million respectively, for the three and nine months ended September 30, 2022. The decrease between comparative periods was primarily attributable to a decrease in compensation expense related to Performance Awards which vested in 2022.
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professional, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended September 30, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $2.4 million and $1.9 million, respectively and $7.5 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three months ended September 30, 2023 compared to 2022 is due to a result of higher average assets under management and higher allocations to the Adviser Funds. For the nine months ended September 30, 2023, the increase over 2022 in expenses allocated to the Adviser Subsidiary is a result of higher average assets under management held by the Adviser Funds. As of September 30, 2023 and December 31, 2022, there was less than $0.1 million payable and $0.1 million receivable, respectively, from the Adviser Subsidiary.
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
A summary of net realized gains and losses for the three and nine months ended September 30, 2023 and 2022 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized gains	$3,693	$6,050	$23,533	$12,264
Realized losses	(6,280)	(3,091)	(17,956)	(10,079)
Realized foreign exchange gains (losses)	—	2,330	13	2,276
Realized loss on debt extinguishment	—	—	—	(3,686)
Net realized gains (losses)	$(2,587)	$5,289	$5,590	$775
During the three and nine months ended September 30, 2023, we recognized a net realized loss of $2.6 million and a net realized gain of $5.5 million, respectively. The net realized gains (losses) were generated from gross realized gains of $3.7 million and $23.5 million, respectively, for the three and nine month periods, primarily from the sale of our equity and warrant positions in Palantir Technologies, Provention Bio, Inc., TransMedics Group, Inc., Sprinklr, Inc., and Zeta Global Corp. Our gains were offset by gross realized losses of $6.3 million and $18.0 million, respectively, for the three and nine month periods, from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired, the write-off of our equity investments in Gynesonics, Inc., Paratek Pharmaceuticals, Inc. and Flowonix Medical Inc. as a result of capital markets transactions. Additionally, we realized a net $5.4 million from write-off of our debt investments relating to Codiak Biosciences, Inc. and Esme Learning Solutions, Inc, net of recovered collections of $17.5 million.
During the three and nine months ended September 30, 2022, we recognized net realized gains of $5.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2022, we recorded gross realized gains of $6.1 million and $12.3 million, respectively, primarily from the sale of our equity positions in Black Crow AI, Inc. and Peerless Network Holdings, Inc. Our gains were offset by gross realized losses of $3.1 million and $10.1 million primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, Genocea Biosciences, Inc., Kaleido Biosciences, Inc., and Pineapple Energy LLC during the period. During the three months ended September 30, 2022, we repaid £19.4 million of principal borrowings under our SMBC Facility and realized a $2.3 million foreign exchange gain. In addition, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on extinguishment of debt” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross unrealized appreciation on portfolio investments	$34,458	$30,010	$130,577	$68,824
Gross unrealized depreciation on portfolio investments	(75,113)	(27,483)	(115,661)	(154,939)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(4,396)	373	(20,904)	4,267
Net change in unrealized appreciation (depreciation) on portfolio investments	(45,051)	2,900	(5,988)	(81,848)
Other net changes in unrealized appreciation (depreciation) (1)	(1,189)	(4,989)	(289)	(5,299)
Total net change in unrealized appreciation (depreciation)	$(46,240)	$(2,089)	$(6,277)	$(87,147)
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments.

During the three months ended September 30, 2023 and 2022, we recorded approximately $46.2 million and $2.1 million of net unrealized depreciation, respectively, on our investments. During the nine months ended September 30, 2023 and 2022, we recorded approximately $6.3 million and $87.1 million of net unrealized depreciation on our investments, respectively. The increase in unrealized depreciation during the quarter was primarily related to the downgrade of Convoy, Inc. to a credit rating 5, resulting in $50.8 million change in unrealized depreciation on debt investments during the three months ended September 30, 2023. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(30,528)	$(10,127)	$(40,655)	$264	$14,652	$14,916
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(9,271)	4,875	(4,396)	(17,696)	(3,208)	(20,904)
Other net changes in unrealized appreciation (depreciation)	(1,053)	(136)	(1,189)	267	(556)	(289)
Net change in unrealized appreciation (depreciation)	$(40,852)	$(5,388)	$(46,240)	$(17,165)	$10,888	$(6,277)

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$3,690	$(1,163)	$2,527	$(11,817)	$(74,298)	$(86,115)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	3,558	(3,185)	373	3,394	873	4,267
Other net changes in unrealized appreciation (depreciation)	(4,418)	(571)	(4,989)	(4,383)	(916)	(5,299)
Net change in unrealized appreciation (depreciation)	$2,830	$(4,919)	$(2,089)	$(12,806)	$(74,341)	$(87,147)

(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments.
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
Hercules Adviser LLC
Hercules Capital Management LLC through the Adviser Subsidiary has entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee, in addition Hercules Capital Management LLC through its control of the GP Interests for each of the Adviser Funds may receive certain incentive fee allocations. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invest in debt and equity investments in venture or institutionally backed technology related and life sciences companies.
Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three and nine months ended September 30, 2023 and 2022, no dividends were declared by the Adviser Subsidiary.
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
During the nine months ended September 30, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt offerings along with borrowings on our credit facilities, and (iv) equity offerings.
During the nine months ended September 30, 2023, our operating activities used $62.6 million of cash and cash equivalents, compared to $359.9 million used during the nine months ended September 30, 2022. The $297.3 million decrease in cash used in operating activities was primarily due to a $307.0 million increase in principal, fee repayments, and proceeds received from debt investments, and $20.6 million increase in proceeds received from the sale of equity and warrant investments.
During the nine months ended September 30, 2023, our investing activities used approximately $390 thousand of cash, compared to $86 thousand used during the nine months ended September 30, 2022. The $304 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.
During the nine months ended September 30, 2023, our financing activities provided $74.3 million of cash, compared to $289.1 million provided by financing activities during the nine months ended September 30, 2022. The $214.8 million decrease in cash flows from financing activities was primarily due to decreased net borrowing activity of $232.9 million. Additionally, during the nine months ended September 30, 2023 and 2022, equity issued (net of offering costs) through our overnight offering and ATM program approximated $238.3 million and $190.0 million, respectively, representing a $48.4 million increase in equity issued. This was partially offset by increased dividend distributions of $22.8 million for a total $201.8 million during the nine months ended September 30, 2023, compared to $178.9 million during the nine months ended September 30, 2022.
As of September 30, 2023, our net assets totaled $1.7 billion, with a NAV per share of $10.93. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of September 30, 2023
As of September 30, 2023, we had $598.0 million in available liquidity, including $32.0 million in cash and cash equivalents, and approximately $175.0 million available under our SMBC letter of credit facility. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400 million), subject to certain conditions. As of September 30, 2023, we had available borrowing capacity of $52.0 million under the SMBC Facility and $339.0 million under the MUFG Bank Facility. Total amounts outstanding as of September 30, 2023, were $234.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,415.0 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of September 30, 2023, we held $5.3 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2023, our asset coverage ratio under our regulatory requirements as a BDC was 211.9% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 200.0% as of September 30, 2023.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022. Additionally, on August 7, 2023 we entered into an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers to sell 6.5 million shares of our common stock through an upsized public offering. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2023, approximately 23.8 million shares remain available for issuance and sale under the current equity distribution agreement.
During the three and nine months ended September 30, 2023, we issued and sold 6.5 million and 16.2 million shares of our common stock receiving total accumulated net proceeds of approximately $107.6 million and $238.3 million, respectively. This is an increase from the three and nine months ended September 30, 2022, where we issued and sold 2.9 million and 11.8 million shares of our common stock receiving total accumulated net proceeds of approximately $42.9 million and $190.0 million, respectively.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of September 30, 2023, we had $1,649.0 million of debt outstanding, $105.0 million within the next year, $595.0 million within 1 to 3 years, and $949.0 million beyond 3 years. In addition to our debt obligations, in the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.
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
As of September 30, 2023, we had approximately $400.6 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $135.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $90.0 million of non-binding term sheets outstanding to two new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$42,354
(50)	$21,354
50	$(22,048)
100	$(44,239)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, LIBOR, SOFR, Eurodollar, and BSBY rates, to the extent our debt investments include variable interest rates. As of September 30, 2023, approximately 95.5% of the loans in our portfolio had variable rates based on floating Prime, LIBOR, SOFR, Eurodollar, or BSBY rates with a floor. As of September 30, 2023, approximately 0.1% of our debt investments have variable rates based on LIBOR and 24.3% of our debt investments have variable rates based on SOFR, BSBY or Eurodollar rates. Additionally, all of our LIBOR rate based debt securities have interest rate floors. We continue to transition LIBOR linked instruments to alternative benchmarks in accordance with the LIBOR fallback language of each instrument and discussions with our portfolio companies. We generally expect SOFR to replace the remaining LIBOR linked positions. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(46,697)	$(3,199)	$(43,498)	$(0.30)
(100)	$(24,531)	$(1,599)	$(22,932)	$(0.16)
(75)	$(19,058)	$(1,200)	$(17,858)	$(0.12)
(50)	$(12,951)	$(800)	$(12,151)	$(0.08)
(25)	$(6,671)	$(400)	$(6,271)	$(0.04)
25	$6,528	$400	$6,128	$0.04
50	$13,056	$800	$12,256	$0.08
75	$19,584	$1,200	$18,384	$0.13
We generally do not engage in hedging activities. From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2023, we have entered into a foreign currency forward to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to Item 2 - “Financial Condition, Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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
ITEM 1A.    RISK FACTORS
In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (the “Annual Report”) and Part II, Item 1A “Risk Factors” of the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC on May 4, 2022 and August 3, 2023.
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of September 30, 2023 that represent greater than 5% of our net assets:

(in thousands)	September 30, 2023
	Fair Value	Percentage of Net Assets
Axsome Therapeutics, Inc.	158,030	9.6%
Corium, Inc.	137,809	8.3%
SeatGeek, Inc.	104,165	6.3%
Phathom Pharmaceuticals, Inc.	100,824	6.1%
Worldremit Group Limited	95,484	5.8%
Rocket Lab Global Services, LLC	87,142	5.3%
•Axsome Therapeutics, Inc. is a biopharmaceutical company developing novel therapies for the management of central nervous system disorders for which there are limited treatment options.
•Corium, Inc. develops, engineers, and manufactures drug delivery products and devices that utilize the skin and mucosa as a primary means of transport.
•SeatGeek, Inc. is a mobile-focused ticket platform that enables users to buy and sell tickets for live sports, concerts and theater events.
•Phathom Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of novel treatments for gastrointestinal diseases and disorders.
•Worldremit Group Limited is a global online money transfer business.
•Rocket Lab Global Services, LLC is a commercial space provider of high-frequency, low-cost launches.
Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the nine months ended September 30, 2023, we issued 197,592 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.9 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(5)
3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL
_____________________________________
*Filed herewith.
(1)Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(2)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(3)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(4)Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on April 20, 2015 (File No. 333-203511).
(5)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 20, 2020.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2023 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2023
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$313	$—	$—	$(68)	$245
	Common Stock	—	—	6	—	—	(4)	2
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	2,359	—	21,700	9,872	—	2,867	34,439
	Member Units	—	—	15,244	4,500	—	1,809	21,553
Hercules Adviser LLC(6)	Unsecured Debt	455	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	9,515	28,668
Total Majority Owned Control Investments		$2,814	$—	$68,416	$14,372	$—	$14,119	$96,907
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,042	$—	$—	$(1,799)	$6,243
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$516	$—	$8,042	$—	$—	$(1,799)	$6,243
Total Control Investments		$3,330	$—	$76,458	$14,372	$—	$12,320	$103,150
(1)Stock and warrants are generally non-income producing and restricted.
(2)Represents the total amount of interest, fees, or dividends credited to income for the period an investment was an affiliate or control investment.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include previously recognized depreciation on investments that become control or affiliate investments during the period.
(5)As of March 31, 2018, the Company's investment in Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC) became classified as a control investment as a result of obtaining a controlling financial interest. Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
(6)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.
(7)As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.
(8)As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2022 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2021	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2022
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(10)	Preferred Stock	$—	$—	$500	$—	$—	$(109)	$391
	Common Stock	—	—	65	—	—	(56)	9
Gibraltar Business Capital, LLC (5)	Unsecured Debt	2,581	—	23,212	60	—	(1,233)	22,039
	Preferred Stock	—	—	19,393	—	—	(4,904)	14,489
	Common Stock	—	—	1,225	—	—	(91)	1,134
Hercules Adviser LLC (6)	Unsecured Debt	393	—	8,850	3,150	—	—	12,000
	Member Units	—	—	11,990	—	—	9,955	21,945
Total Majority Owned Control Investments		$2,974	$—	$65,235	$3,210	$—	$3,562	$72,007
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,269	$—	$—	$49	$8,318
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$516	$—	$8,269	$—	$—	$49	$8,318
Total Control Investments		$3,490	$—	$73,504	$3,210	$—	$3,611	$80,325

Affiliate Investments
Black Crow AI, Inc. (8)	Preferred Stock	$—	$3,772	$1,120	$—	$(1,000)	$(120)	$—
Pineapple Energy LLC (9)	Senior Debt	1,204	(2,014)	7,747	—	(7,780)	33	—
	Common Stock	—	—	591	—	(4,767)	4,176	—
Total Affiliate Investments		$1,204	$1,758	$9,458	$—	$(13,547)	$4,089	$—
Total Control and Affiliate Investments		$4,694	$1,758	$82,962	$3,210	$(13,547)	$7,700	$80,325
(1)Stock and warrants are generally non-income producing and restricted.
(2)Represents the total amount of interest, fees, or dividends credited to income for the period an investment was an affiliate or control investment.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include previously recognized depreciation on investments that become control or affiliate investments during the period.
(5)As of March 31, 2018, the Company's investment in Gibraltar Business Capital, LLC became classified as a control investment as a result of obtaining a controlling financial interest.
(6)Hercules Adviser LLC is a wholly-owned subsidiary providing investment management and other services to External Parties.
(7)As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.
(8)During the nine months ended September 30, 2022, the Company sold its investments in Black Crow AI, Inc., as a result it is no longer an affiliate investment.
(9)As of December 11, 2020, the Company's investment in Pineapple Energy LLC became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.
(10)As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of September 30, 2023 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$245
	Medical Devices & Equipment	Common Stock			180,000	—	2
Total Coronado Aesthetics, LLC						$250	$247
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,638	24,638
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.95%	$10,000	9,801	9,801
	Diversified Financial Services	Member Units			1	32,506	21,553
Total Gibraltar Acquisition, LLC						$66,945	$55,992
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	28,668
Total Hercules Adviser LLC						$12,035	$40,668
Total Majority Owned Control Investments (5.87%)*						$79,230	$96,907
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	PIK Interest 5.00%	$23,703	$13,263	$—
	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	8,250	6,243
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Common Stock			414,994,863	900	—
Total Tectura Corporation						$22,413	$6,243
Total Other Control Investments (0.37%)*						$22,413	$6,243
Total Control Investments (6.24%)*						$101,643	$103,150
*Value as a percent of net assets
(1)Stock and warrants are generally non-income producing and restricted.
(2)All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.
(3)Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
(4)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.

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
*Value as a percent of net assets
(1)Stock and warrants are generally non-income producing and restricted.
(2)All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC. (Registrant)

Dated: November 2, 2023	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: November 2, 2023	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer